Form 10-Q
period 2002-09-29
APPLETON PAPERS INC/WI; WTA INC; PAPERWEIGHT DEVELOPMENT CORP
filed 2002-11-12
CIK 1144326, 1166399, 1166365

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 29, 2002

or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from: to

Commission file number: 333-82084

APPLETON PAPERS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2556469
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

825 East Wisconsin Avenue
Appleton, Wisconsin	54912-0359
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 734-9841

See Table of Additional Registrants Below

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of November 12, 2002, 100 shares of Appleton Papers Inc. common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. As of November 12, 2002, each of the additional registrants had the number of shares outstanding which is shown in the table below. There is no trading market for the common stock of the additional registrants. No shares of the registrant or the additional registrants were held by non-affiliates.

Appleton Papers Inc. and WTA Inc. meet the conditions set forth in General Instruction H(1)(a) and (b) and are therefore filing this form with the reduced disclosure format.

ADDITIONAL REGISTRANTS

Exact name of Registrant as specified in its charter	State or other jurisdiction of incorporation or organization	Number of Shares Outstanding as of September 29, 2002	I.R.S. Employer Identification Number	Address, including zip code, and telephone number, including area code, of Registrant’s principal executive office	Registration No.

Paperweight Development Corp.	Wisconsin	11,602,845	39-2014992	825 East Wisconsin Avenue, Appleton, Wisconsin 54912-0359 (920) 734-9841	333-82084-01

WTA Inc.	Delaware	1	51-0329653	c/o Delaware Corporate Management, Inc. Suite 1300 1105 North Market Street Wilmington, Delaware 19899 (302) 651-8339	333-82084-02

PART I—FINANCIAL INFORMATION

Item 1 – Financial Statements

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 29, 2002	December 29, 2001
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,225	$35,702
Accounts receivable, less allowance for doubtful accounts of $1,664 and $1,585, respectively	115,094	105,348
Inventories	115,866	134,598
Other current assets	14,117	12,010

Total current assets	264,302	287,658
Property, plant and equipment, net	508,597	531,776
Intangible assets, less accumulated amortization of $8,386 and $1,289, respectively	129,382	136,479
Other assets	25,439	46,385

Total assets	$927,720	$1,002,298

LIABILITIES, REDEEMABLE COMMON STOCK AND RETAINED EARNINGS
Current liabilities
Current portion of long-term bank debt	$20,220	$24,125
Accounts payable	46,687	49,217
Accrued interest expense	9,219	2,403
Accrued income taxes	23,531	6,578
Restructuring reserve	4,877	5,464
Other accrued liabilities	65,198	61,406

Total current liabilities	169,732	149,193
Other long-term bank debt	136,177	240,875
Variable rate industrial development bonds	8,650	8,650
Capital lease obligation	4,042	4,314
Postretirement benefits other than pension	58,283	57,178
Accrued pension	8,476	15,954
Other long-term liabilities	19,171	21,959
Senior subordinated notes payable	225,068	250,000
Deferred payment obligation	152,687	141,896
Commitments and contingencies (Note 11)	—	—
Redeemable common stock, $0.01 par value; shares authorized: 30,000,000; shares issued and outstanding: 11,602,845 and 10,684,373, respectively	133,820	104,663
Retained earnings	11,614	7,616

Total liabilities, redeemable common stock and retained earnings	$927,720	$1,002,298

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	(Successor Basis)	(Predecessor Basis)	(Successor Basis)	(Predecessor Basis)
	Three Months Ended September 29, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 29, 2002	Nine Months Ended September 30, 2001
Net sales	$229,030	$249,112	$682,304	$728,610
Cost of sales	158,314	169,092	477,706	515,549

Gross profit	70,716	80,020	204,598	213,061
Selling, general and administrative	37,699	35,655	117,882	110,410
Restructuring and other charges	—	5,517	—	6,385
Environmental expense	—	779	—	21,703
Litigation settlement	—	361	—	361
Equipment relocation expenses	—	141	—	463

Operating income	33,017	37,567	86,716	73,739
Other expense (income)
Interest expense	15,844	7,678	53,616	22,815
Debt extinguishment expenses	—	—	11,754	—
Interest income	(316)	(2,671)	(881)	(8,216)
Foreign exchange loss (gain)	383	304	(46)	361

Income before income taxes	17,106	32,256	22,273	58,779
Provision for income taxes	128	6,647	167	16,952

Income from continuing operations	16,978	25,609	22,106	41,827

Discontinued operations, net of tax:
Loss from discontinued operations	—	(8,027)	—	(9,496)

Net income	$16,978	$17,582	$22,106	$32,331

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	(Successor Basis)	(Predecessor Basis)
	Nine Months Ended September 29, 2002	Nine Months Ended September 30, 2001
Cash flows from operating activities:
Income from continuing operations	$22,106	$41,827
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation	44,135	32,151
Amortization of intangible assets	7,097	399
Amortization of financing fees	9,028	55
Employer 401(k) noncash matching contributions	5,789	—
Foreign exchange (gain) loss	(46)	361
Loss on disposal of equipment	1,198	5,079
Debt extinguishment expenses	11,754	—
Accretion of deferred payment and capital lease obligations	11,022	262
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(9,700)	13,006
Inventories	18,732	28,549
Other current assets	(2,107)	1,185
Accounts payable and other accrued liabilities	7,512	(18,089)
Accrued income taxes	16,953	(3,292)
Restructuring reserve	(587)	(9,850)
Accrued pension	(7,478)	—
Lower Fox River liability	—	19,593
Other, net	(1,498)	(7,385)

Net cash provided by operating activities of continuing operations	133,910	103,851
Net cash provided by operating activities of discontinued operations	—	4,032

Net cash provided by operating activities	133,910	107,883
Cash flows from investing activities:
Proceeds from sale of equipment	15	9,016
Additions to property, plant and equipment	(22,349)	(43,830)

Net cash (used by) investing activities of continuing operations	(22,334)	(34,814)
Net cash provided by investing activities of discontinued operations	—	3,000

Net cash (used by) investing activities	(22,334)	(31,814)
Cash flows from financing activities:
Payments of long-term bank debt	(108,603)	—
Payments of senior subordinated notes payable	(24,932)	—
Payments relating to capital lease obligation	(503)	(503)
Proceeds from issuance of redeemable common stock	5,999	—
Payments to redeem common stock	(14)	—
Payments of loans from Predecessor parent and affiliated companies	—	(45,745)
Loans from Predecessor parent and affiliated companies	—	9,140
Due to Predecessor parent and affiliated companies, net	—	15,303

Net cash (used by) financing activities of continuing operations	(128,053)	(21,805)
Net cash (used by) financing activities of discontinued operations	—	(3,323)

Net cash (used by) financing activities	(128,053)	(25,128)
Change in cash and cash equivalents	(16,477)	50,941
Cash and cash equivalents at beginning of period	35,702	39,871

Cash and cash equivalents at end of period	$19,225	$90,812

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three and nine months ended September 29, 2002 and September 30, 2001, cash flows for the nine months ended September 29, 2002 and September 30, 2001 and financial position at September 29, 2002 have been made. All adjustments made are of a normal recurring nature.

These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto of Paperweight Development Corp. (“PDC”) and subsidiaries for each of the three years in the period ended December 29, 2001 as audited by PricewaterhouseCoopers LLP which are included in the Registration Statement on Form S-4 dated June 12, 2002 of Appleton Papers Inc. (“API”) (Registration No. 333-82084). The consolidated balance sheet data as of December 29, 2001 contained within these financial statements was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

2. ACQUISITION OF APPLETON PAPERS INC.

At the close of business on November 9, 2001, PDC and New Appleton LLC completed the purchase of all the partnership interests of Arjo Wiggins Delaware General Partnership (“AWDGP”). Prior to the acquisition of AWDGP, PDC had no operating activity. The accompanying condensed consolidated financial statements, presented for periods following the acquisition (“Successor Period”), include the accounts of PDC and its wholly owned subsidiaries (collectively the “Company”). The accounts prior to the acquisition of AWDGP (“Predecessor Period”) pertain to API, its wholly owned subsidiaries, as well as AWDGP. The accounts of AWDGP consisted of debt used to fund the operations of API and the corresponding interest expense and tax benefits. Subsequent to the November 9, 2001 acquisition of the partnership interests of AWDGP (the “Acquisition”), API became a wholly owned subsidiary of PDC. The total cash purchase price consisted of the following (dollars in thousands):

Agreed upon purchase price	$810,000
Transaction fees	6,203
Cash acquired by buyer	(78,508)
Settlement of intercompany note receivable	(32,869)

Net assets acquired	704,826
Senior subordinated seller note	(250,000)
Deferred payment obligation	(140,000)

Acquisition of business, net of cash acquired	$314,826

The transaction was financed with $106.8 million of proceeds received from the Appleton Papers Retirement Savings and Employee Stock Ownership Plan (the “ESOP”) ($104.7 million, net of stock issuance costs), $265.0 million of long-term debt borrowed at the closing, $250 million in aggregate principal amount of a senior subordinated note due 2008 issued to Arjo Wiggins Appleton plc (“AWA”) which bore interest at the rate of 11.5% per annum in the Successor Period, and a deferred payment obligation with a present value of $140 million at the closing of the Acquisition to be paid to AWA.

The Acquisition was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations”, and the financial statements of API were adjusted on November 10, 2001 to reflect assets and liabilities at fair value. Fair values assigned to intangible assets acquired in the Acquisition approximated $137.8 million. Intangible assets related to registered trademarks approximated $90.7 million. Trademarks, related to carbonless paper, of approximately $60.0 million are being amortized over their useful life of 20 years, while the remaining $30.7 million are considered to have an indefinite life, and as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 6 to 25 years and pertain to patents of $40.0 million and customer relationships of $7.1 million, respectively. Amortization expense for the three and nine months ended September 29, 2002 approximated $2.4 million and $7.1 million, respectively. Intangible assets consist of the following (dollars in thousands):

	As of September 29, 2002		As of December 29, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$60,000	$2,654	$60,000	$404
Patents	40,000	5,458	40,000	843
Customer relationships	7,050	274	7,050	42

Total	$107,050	$8,386	$107,050	$1,289

Unamortized intangible assets:
Trademarks	$30,718		$30,718

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of fiscal 2002. SFAS No. 142 required that intangible assets with indefinite useful lives not be amortized. Instead, in accordance with the provisions of SFAS No. 142, these assets will be tested for impairment annually, or on an interim basis when events or changes in circumstances warrant. Under the transitional provisions of SFAS No.142, the Company tested intangible assets with indefinite useful lives for impairment as of December 30, 2001 pursuant to the method prescribed by SFAS No. 142. The testing determined that the fair market value of the respective reporting unit exceeds its carrying value. As such, the impairment provisions of the statement currently do not have an impact on the Company’s financial position or results of operations.

Due to the nonperformance on the part of Enron Corp., the Company sought the termination of unfavorable purchase contracts that were in existence at the Acquisition date. The Company believes that it will have no further obligation under these purchase contracts, and as a result, the allocation of purchase price is final.

As part of the purchase agreement, AWA agreed to indemnify the Company for 100% of net income tax liabilities after the November 9, 2001 acquisition, in respect of periods through September 30, 2001, excluding 50% of amounts in excess of $5.0 million in the aggregate up to and including $10.0 million in the aggregate, representing a maximum amount of $2.5 million for which the Company shall remain responsible. All tax refunds pertaining to periods through September 30, 2001 received by the Company must first be applied against the amount of net income tax liabilities indemnified by AWA. The Company will be allowed to retain any excess net refunds over net income tax liabilities. In fiscal 2002, API has received $16.7 million of federal and state tax refunds that relate to periods prior to September 30, 2001 which may be used to satisfy any additional tax liabilities arising from audits for those periods.

3. DISCONTINUED OPERATIONS

On October 28, 2001, API completed the transfer of one of its wholly owned subsidiaries, Newton Falls Inc. (“NFI”), to Newton Falls LLC (“NFLLC”), an affiliated company of AWA. The Newton Falls mill, which represented the remainder of API’s coated free sheet and fine paper products division, was permanently closed in the third quarter of 2001. API has classified NFI as a discontinued operation in its condensed consolidated statements of operations and of cash flows for all periods presented.

Revenues for NFI were $0 for the three and nine month periods ended September 30, 2001. NFI’s operating loss for the same three and nine month periods was $3.7 million and $6.0 million, respectively.

4. RESTRUCTURING AND OTHER CHARGES

During the third quarter of 1999, API announced plans to close the Newton Falls mill in 2000 and the Harrisburg plant in 2001. In the third quarter of 2000, API ceased operations at the Newton Falls mill and permanently closed the mill during the third quarter of 2001. API sold its Harrisburg plant in August 2001. As part of this sale, API entered into a five year agreement to lease the portion of the plant that served as a distribution center.

Restructuring costs of $6.4 million recorded during the first nine months of 2001 pertained to various closing costs incurred for the Harrisburg plant as well as additional employee termination benefit costs.

The table below summarizes the components of the restructuring reserve included on the condensed consolidated balance sheet at September 29, 2002 and December 29, 2001 (dollars in thousands):

	December 29, 2001 Reserve	2002 Reserve Additions	Charges to Reserve	September 29, 2002 Reserve
Distribution center exit costs	$5,464	$—	$(587)	$4,877

The $0.6 million reduction to the reserve represents lease payments, net of sublease income, for the New York distribution center for the first nine months of 2002. In 1999, the Company committed to exiting this distribution center in 2001 because it was no longer needed as a result of the closure of the Newton Falls mill and thus recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expires in 2007.

5. TRANSACTIONS WITH PREDECESSOR PARENT AND AFFILIATED COMPANIES

Management fee expenses to AWA were approximately $0.1 million and $0.7 million for the three and nine month periods ended September 30, 2001, respectively. Fees, associated with information technology and other services, received from affiliated companies approximated $0.7 million and $2.4 million, respectively, for these same three and nine month periods.

Through September of 2001 API held a $125 million shareholder note issued by Arjo Wiggins SA (the “AWSA Note”). The AWSA Note could be redeemed at the option of Arjo Wiggins SA on every tenth anniversary of the January 5, 1994 issue date. Interest at the annual rate of 6.46% was payable on June 15 and December 15 of each year. API recorded $2.1 million and $6.1 million of interest income for the three and nine month periods ended September 30, 2001, respectively, relating to this note. Effective October 1, 2001 the note was sold to AWA for $125 million plus accrued interest.

6. INVENTORIES

Inventories consist of the following (dollars in thousands):

	September 29, 2002	December 29, 2001
Finished goods	$62,213	$67,145
Raw materials, work-in-process and supplies	54,883	68,683

Total cost	117,096	135,828
Excess cost over LIFO cost	(1,230)	(1,230)

	$115,866	$134,598

Stores and spare parts inventory balances of $21.2 million at September 29, 2002 and $21.8 million at December 29, 2001 are valued at average cost.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	September 29, 2002	December 29, 2001
Land and improvements	$4,884	$4,725
Buildings and improvements	76,531	74,727
Machinery and equipment	444,156	432,717
Capital lease	4,764	4,764
Construction in progress	26,955	19,559

	557,290	536,492
Accumulated depreciation/amortization	(48,693)	(4,716)

	$508,597	$531,776

Depreciation and amortization expense for the three months ended September 29, 2002 and September 30, 2001 approximated $14.8 million and $10.0 million, respectively. Depreciation and amortization expense for the nine months ended September 29, 2002 and September 30, 2001 approximated $44.1 million and $32.2 million, respectively. Depreciation expense of approximately $13.1 million and $8.2 million for the three months ended September 29, 2002 and September 30, 2001, respectively, pertained to manufacturing-related assets and was recorded within cost of sales. Depreciation expense of approximately $38.6 million and $26.5 million for the nine months ended September 29, 2002 and September 30, 2001, respectively, pertained to manufacturing-related assets and was recorded within cost of sales. Depreciation expense of approximately $1.7 million and $1.8 million for the three months ended September 29, 2002 and September 30, 2001, respectively, pertained to corporate administrative-related assets and was recorded within selling, general and administrative expenses. Depreciation expense of approximately $5.5 million and $5.7 million for the nine months ended September 29, 2002 and September 30, 2001, respectively, pertained to corporate administrative-related assets and was recorded within selling, general and administrative expenses.

8. OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	September 29, 2002	December 29, 2001
Deferred debt expense	$10,558	$28,814
Lower Fox River indemnification receivable	12,048	14,674
Other	2,833	2,897

	$25,439	$46,385

9. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (dollars in thousands):

	September 29, 2002	December 29, 2001
Payroll	$11,576	$11,865
Trade discounts	26,741	22,799
Worker’s compensation	5,183	5,897
Lower Fox River liability	5,845	5,990
Other	15,853	14,855

	$65,198	$61,406

10. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of SFAS No. 143 which it is required to adopt in fiscal 2003.

In April 2002, SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued. This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of the SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”, and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement were effective for the Company for all transactions consummated after May 15, 2002.

In June 2002, the FASB issued FASB Statement No. 146 (SFAS No. 146), “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. Early application is encouraged. The Company anticipates that this statement, upon adoption, will not have a significant impact on its financial position or results of operations.

11. COMMITMENTS AND CONTINGENCIES

Lower Fox River

In June 1997, the United States Environmental Protection Agency (“EPA”) published notice that it intended to list the Lower Fox River system on the National Priorities List of contaminated sites pursuant to the Federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA” or “Superfund”). The EPA identified seven potentially responsible parties (“PRPs”) for PCB contamination in the Lower Fox River system, including NCR Corporation (“NCR”) and API as the former and current owners and operators of the Appleton plant, and the owners of five paper reprocessing mills located on the Lower Fox River including Georgia-Pacific, P.H. Glatfelter Company, WTM I Co., owned by Chesapeake Corporation, Riverside Paper Corporation and U.S. Paper Mills Corp., owned by Sonoco Products Company.

In October 2000, the Fish & Wildlife Service (“FWS”) released a proposed restoration and compensation determination plan presenting the federal and tribal natural resource trustees’ planned approach for restoring natural resources injured by PCBs, and calculating the potential natural resource damages (“NRDs”) under different remedial action scenarios. The final NRD valuation will depend on the extent of PCB cleanup; however, the proposed plan estimates that NRDs will be in the range of $176 to $333 million for all PRPs in the aggregate. Over the past several years and at various natural resource damage sites, the FWS and other government agencies have settled NRD claims for amounts substantially less than original estimates or claims. Georgia-Pacific has reported that it has entered into an agreement with the Wisconsin Department of Natural Resources (“DNR”) and the FWS that would settle claims for natural resource damages under federal and state law at a cost to Georgia-Pacific of approximately $14 million. The agreement will be effective when entered by the appropriate Federal Court. API anticipates the actual costs for the PRPs to settle NRD claims related to the Lower Fox River to be significantly less than the initial range of $176 to $333 million.

In October 2001, DNR released a remedial investigation/feasibility study for the Lower Fox River and Green Bay, studying various remedial alternatives. Also in October 2001, the DNR and EPA jointly issued, for public comment, a Proposed Remedial Action Plan for the Lower Fox River, proposing a remedial plan based on one of the remedial alternatives evaluated in the feasibility study. The proposed plan involves a combination of monitored natural recovery and dredging and off-site disposal of sediment contaminated with PCBs. The EPA and DNR estimate the total costs for the Proposed Remedial Action Plan to approximate $308 million, comprised of approximately $256 million in active remediation costs and $52 million in long-term monitoring costs, over a 7-to-18-year time period. Most of the estimated costs pertain to the removal of large quantities of sediment from the Lower Fox River by dredging, dewatering of the dredged materials, treatment of the dredge water and off-site disposal of the remaining solids. Based on cost estimates of large-scale dredging response actions at other sites and many subjective assumptions regarding the work to be done, engineers engaged by the PRPs have indicated that the cost of the remediation work in the proposed remedial action plan could be between $740 and $1,600 million. The DNR strongly disputes this analysis and continues to believe that its cost estimates, as described in the proposed plan, are accurate. The range of estimated costs for other Lower Fox River remedial alternatives considered and not selected by the agencies was between approximately $18 million and $1,096 million.

The total costs estimated by the DNR and EPA for the proposed remediation and by the FWS for the proposed NRD discussed above range from $483 million to $640 million. The Company does not believe that the remedial action proposed by the DNR and EPA is appropriate or cost effective. API, along with the other PRPs, has developed a substantial body of evidence that demonstrates the eventual selection of alternatives involving active river-wide remediation, particularly massive dredging, would be inappropriate and unnecessary. There is ongoing vigorous debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage contaminated sediments. A participant in that debate has been a panel of independent prominent scientific experts in hydrology, sediment remediation, river ecology and related disciplines which API asked to review issues relating to the Lower Fox River and develop a remediation plan. That expert panel prepared a report, submitted to the DNR as part of API’s comments on the Proposed Remedial Action Plan, which recommends capping contaminated sediments rather than dredging. Based on engineering studies of an earlier version of the panel’s remediation plan, we believe that the cost for the capping proposed in the panel’s remediation plan would be less than the $256 million estimate for full-scale dredging remediation in the Proposed Remedial Action Plan. API believes there continues to be a high degree of uncertainty about the type and scope of alternatives that may ultimately be implemented in the Lower Fox River.

API purchased the Appleton plant from NCR in 1978, after the use of PCBs in the manufacturing process was discontinued. Nevertheless, pursuant to CERCLA both API and NCR are viewed by the EPA as PRPs. Accordingly, API and NCR asserted indemnity claims against each other pursuant to the terms of the agreement for the sale of the business in 1978. API and NCR have entered into an interim settlement agreement in which they have agreed to share both defense and liability costs arising from the Lower Fox River.

API, NCR and the DNR, the Wisconsin Department of Justice, the EPA, the FWS, the U.S. Department of Justice, the National Oceanic and Atmospheric Administration, and the Oneida and Menomonee Indian Tribes (collectively referred to as the intergovernmental partners, or “IGP”) have entered into a consent decree in which API and NCR will provide up to $41.5 million over a period of four years, to a maximum of $10.4 million per year, for interim restoration and remediation efforts directed by the IGP. API and NCR will each pay about half of this amount. Under the consent decree, the IGP agrees not to sue or take administrative action against API and NCR during the four-year period. The consent decree does not constitute a final settlement with the IGP or provide protection against future claims against API and NCR; however, under the decree, API and NCR will receive full credit for all monies expended for restoration and remediation of the Lower Fox River during the interim period. API recorded a charge for its discounted share of the potential arrangement of $19.2 million during the first quarter of 2001.

In addition to the interim settlement agreement between API and NCR, five of the seven PRPs (excluding U.S. Paper Mills and Riverside Paper) have entered into a non-binding agreement to share both defense costs and costs for scientific studies relating to PCBs discharged into the Lower Fox River. A study performed by the FWS in 2000 provided a preliminary estimate of the amount of PCBs discharged to the Lower Fox River by each PRP, and concluded that the discharge from API’s plants and mills represented in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates are presently under review by the FWS and may be revised. The FWS analysis will not be binding on the PRPs. The final allocation of liability among the PRPs will be determined by negotiation, litigation or other dispute resolution process.

Based on historical and technical analyses performed by environmental engineers API has engaged, the Company believes that the percentage discharge of PCBs for the Appleton and Combined Locks facilities is less than 20% of the total discharged by all the PRPs. A portion of API’s potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay their respective shares of the potential liability, API could be responsible for a portion of their shares. Based on a review of publicly available financial information about the other PRPs, API believes that the other PRPs will be required, and have adequate financial resources, to pay their share of the remediation and natural resource damage claims for the Lower Fox River.

An accurate estimate of API’s ultimate share of remediation and natural resource damage liability cannot be made at this time due to uncertainties with respect to: the scope and cost of the final remediation plan; the scope of restoration and final valuation of federal and state natural resource damage assessments; the evolving nature of remediation and restoration technologies and governmental policies; and the amount of API’s share of remediation and natural resource damage costs relative to the other PRPs. Given the numerous uncertainties regarding the cost estimates for remediation and restoration of the Lower Fox River and the factors which will determine API’s share of those costs, API’s potential liability falls within a range for which no amount in the range is a better estimate than any other, and even then it is not possible to estimate the high end of the range. API believes that the low end of the range, which has been estimated assuming no large-scale active remediation, a share of liability based on accurate estimates of PCB discharges, an NRD settlement similar to those obtained by other PRPs, and API’s sharing of these costs with NCR, will be less than the amounts API expects to pay to the IGP under the consent decree described above. It is possible that API’s share of costs will be higher than the low end of the range.

Because of the uncertainty surrounding the ultimate course of action for Lower Fox River remediation and API’s share of remedial costs, as discussed above, no provision has been recorded in the accompanying financial statements for estimated Lower Fox River remediation costs except for the $19.2 million liability, recorded in other current and other long-term liabilities on the consolidated balance sheet, plus interest, associated with the consent decree between API, NCR and the IGP. Under this consent decree, payments totaling $3.2 million were made during the first nine months of 2002. At September 29, 2002 this liability approximated $17.8 million.

As part of the Acquisition, AWA has agreed to indemnify the Company for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River. Accordingly, the Company recorded a $19.2 million receivable from AWA, recorded in other current and other noncurrent assets on the consolidated balance sheet, plus interest, to recognize the indemnification of the consent decree between API, NCR and the IGP. This receivable has since been reduced by $3.2 million in conjunction with AWA’s indemnification of the consent decree payments noted above. At September 29, 2002 this receivable approximated $17.8 million.

West Carrollton Mill

The West Carrollton mill operates pursuant to various state and federal permits for discharges and emissions to air and water. As a result of the de-inking of carbonless paper containing PCBs through the early 1970s, there have been releases of PCBs and volatile organic compounds into the soil in the area of the wastewater impoundments at the West Carrollton facility, and low levels of PCBs have been detected in groundwater immediately under this area. In addition, PCB contamination is present in sediment in the adjacent Great Miami River, but it is believed that this contamination is from a source other than the West Carrollton mill.

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, API believes that it may be necessary to undertake remedial action in the future, although API is currently under no obligation to do so. API has not had any discussions or communications with any Federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. Remedial action to address PCB contamination in the area of the wastewater impoundment may involve construction of a cap to prevent exposure to PCBs. In addition, remedial action may involve long-term monitoring of groundwater or the construction and operation of a groundwater pump-and-treat system to prevent migration of PCB contamination in groundwater, and the removal and disposal of PCB-contaminated sediment in the Great Miami River. The cost for remedial action ranges from $0 for natural attenuation, to approximately $10.5 million, for installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River. Approximately $3 million of the estimated costs relate to short-term capital costs, with the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

Because of the uncertainty surrounding the ultimate course of action for the Great Miami River remediation and the Company’s share of remediation costs, if any, no provision has been recorded in the accompanying financial statements for estimated remediation costs. As part of the final purchase agreement between PDC and AWA, AWA has agreed to indemnify the Company for 50% of all environmental liabilities associated with the West Carrollton mill up to $5.0 million. AWA is liable for 100% of all such environmental costs exceeding $5.0 million.

Other

From time to time, the Company is involved in product liability and various other suits incident to the operation of its business. Insurance coverage is maintained and estimated costs are recorded for claims and suits of this nature. It is management’s opinion that none of these claims or suits will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

12. EMPLOYEE STOCK OWNERSHIP PLAN

The Appleton Papers Retirement Savings Plan, was amended and restated effective as of January 1, 2001, in the form of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan (the “KSOP”). The KSOP includes a separate employee stock ownership plan component (the “ESOP” or the “Company Stock Fund”). The KSOP is a tax-qualified retirement plan that also contains a 401(k) feature, which provides participants with the ability to make pretax contributions to the KSOP by electing to defer a percentage of their compensation. The ESOP component of the KSOP is a tax-qualified employee stock ownership plan that is designed to invest primarily in common stock of PDC. Eligible participants, as “named fiduciaries” under ERISA, were offered a onetime irrevocable election to acquire a beneficial interest in the common stock of PDC by electing to direct the transfer of all or a portion of their existing account balances in the KSOP and the 401(a) plan (Appleton Papers Inc. Retirement Medical Savings Plan) to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $106.8 million. All proceeds of the offering were used by the ESOP trustee to purchase 10,684,373 shares of PDC common stock. As a result of this purchase, the ESOP owns 100% of the common stock of PDC.

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal, or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. In general, all requests for lump sum distributions in any plan year will be granted to the extent that the aggregate amount requested does not exceed the amount of new deferrals to the Company Stock Fund, less any distributions that must be made in accordance with the statutory requirements and installment distributions obligated under prior year distribution elections. Covenants in the agreements providing for API’s senior credit facilities and the senior subordinated notes restrict API’s ability to pay dividends to PDC which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC is obligated to make distributions to former participants in the ESOP under ERISA and these obligations may supersede the terms of the respective agreements. If lump sum distributions cannot be made, distributions to former participants will be made in up to five equal annual installments.

Based upon management’s assumptions related to participant death, retirement, diversification requests, employment termination and changes in share value, the Company estimates that the potential repurchase obligations over the next five years may approximate $99.9 million. The Company anticipates that a portion of these disbursements will be funded from new payroll deferrals from employees into the Company Stock Fund, which are estimated to approximate $39 million. These estimated net repurchase obligations of approximately $60.9 million are anticipated to be disbursed in annual payments increasing from $6 million to $22 million over the five year period.

The Company’s matching contributions charged to expense amounted to $2.0 million for the three months ended September 29, 2002 and $5.8 million for the nine months ended September 29, 2002, all of which will be deposited into the Company Stock Fund. In fiscal 2002, the ESOP trustee purchased 494,602 shares of PDC redeemable common stock from pretax deferrals made by employees, while the Company’s matching deferrals over this same period resulted in an additional 423,870 shares of redeemable common stock being issued. During the first nine months of 2002, those employees eligible to begin account diversification redeemed approximately $0.2 million of PDC redeemable company stock.

In accordance with EITF Topic D-98, redeemable equity securities are required to be accreted (i.e., increased) so that the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. The Company accreted the redeemable common stock by $12.8 million for the three months ended September 29, 2002 and $18.1 million for the nine months ended September 29, 2002. Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of September 29, 2002. The earliest redemption date occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption amount of approximately $253 million was determined. The redeemable common stock value as of September 29, 2002 was $134 million, which leaves a remaining unrecognized accretion amount of approximately $119 million. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

13. LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	September 29, 2002	December 29, 2001
Senior secured variable rate notes payable, LIBOR plus 3.0%, $4,796 due quarterly ending November 8, 2005	$62,346	$115,000
Senior secured variable rate notes payable, LIBOR plus 4.25%, $375 due quarterly with $143,250 due November 8, 2006	—	150,000
Senior secured variable rate notes payable, LIBOR plus 3.25%, $259 due quarterly with $89,904 due November 8, 2006	94,051	—

	156,397	265,000
Less obligations due within one year	(20,220)	(24,125)

	$136,177	$240,875
Unsecured variable rate industrial development bonds, 1.7% average interest rate at September 29, 2002, $2,650 due in 2013 and $6,000 due in 2027	$8,650	$8,650
Senior subordinated notes payable, 12.5% due December 15, 2008	$225,068	$250,000
Deferred payment obligation, due May 8, 2010, increased 10% per annum compounded semi-annually to the date of repayment	$152,687	$141,896

On November 9, 2001, API entered into a $340 million Senior Credit Facility. The Senior Credit Facility was comprised of the following: a four year credit facility of up to $75 million for revolving loans, including letters of credit; a four year senior secured note of $115 million; and a five year senior secured note of $150 million. Borrowings under the revolving credit facility and the $115 million senior secured note bore interest at LIBOR plus 3.5% through May 8, 2002. On May 9, 2002, because the Company’s consolidated leverage ratio was calculated at less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00, the interest rate was reduced to LIBOR plus 3.0%. Through May 8, 2002, borrowings under the $150 million senior secured note bore interest at LIBOR plus 4.25% per annum, subject to a minimum LIBOR rate of 2.5%. On May 9, 2002 the interest rate margin on this note was reduced by 0.5% because of improvements to the Company’s consolidated leverage ratio as noted above. On June 6, 2002, the Company refinanced the $112.4 million remaining principal amount and replaced it with similar debt carrying a reduced interest rate of LIBOR plus 3.25%, not subject to a minimum LIBOR rate. As a result of this refinancing, $11.8 million of deferred debt issuance costs were written off during June as debt extinguishment expenses. The LIBOR rate on September 29, 2002 was 1.8%.

During the first nine months of 2002, the Company made mandatory debt repayments of $13.0 million, plus interest, and voluntary debt prepayments totaling $95.6 million, plus interest, on its outstanding senior secured variable rate notes.

On December 14, 2001, API issued $250 million aggregate principal amount of its 12.5% Series A Senior Subordinated Notes due 2008, which were used to redeem in full, at par, the senior subordinated note due 2008 held by AWA (see Note 2 “Acquisition of Appleton Papers Inc.”). On June 12, 2002 the Company filed a Registration Statement on Form S-4 to register an offer with the Securities and Exchange Commission to exchange up to $250 million of its registered 12.5% Series B Senior Subordinated Notes due 2008 for any and all of its outstanding 12.5% Series A Senior Subordinated Notes due 2008. The exchange offer closed on July 12, 2002. The entire outstanding principal balance of Series A notes was exchanged for Series B notes. The Series B notes and the Series A notes have substantially the same terms, conditions and covenants.

During the third quarter of fiscal 2002, the Company purchased and retired $24.9 million of its Series B notes. In October 2002, an additional $25.1 million of its Series B notes were purchased and retired.

14. SEGMENT INFORMATION

The Company has three operating segments, Carbonless, Thermal and Other. Based upon quantitative thresholds, Carbonless and Thermal constitute the Company’s reportable segments.

The Company does not allocate total assets internally in assessing operating performance. Net sales, operating income (loss) and depreciation and amortization as determined by the Company for its reportable segments are as follows (dollars in thousands):

	(Successor Basis)	(Predecessor Basis)	(Successor Basis)	(Predecessor Basis)
	For the Three Months Ended September 29, 2002	For the Three Months Ended September 30, 2001	For the Nine Months Ended September 29, 2002	For the Nine Months Ended September 30, 2001
Net sales
Carbonless	$173,512	$190,876	$517,266	$561,739
Thermal	43,914	46,201	129,659	130,246
Other	11,604	12,035	35,379	36,625

Total	$229,030	$249,112	$682,304	$728,610
Operating income (loss)
Carbonless	$30,455	$34,866	$81,055	$69,702
Thermal	2,962	4,048	6,626	7,955
Other	(400)	(1,347)	(965)	(3,918)

Total	$33,017	$37,567	$86,716	$73,739
Depreciation and Amortization
Carbonless	$13,924	$8,074	$41,093	$26,098
Thermal	2,492	1,575	7,758	5,049
Other	821	453	2,381	1,403

Total	$17,237	$10,102	$51,232	$32,550

15. GUARANTOR FINANCIAL INFORMATION

API (the “Issuer”) has issued senior subordinated notes (the “Notes”) which have been guaranteed by PDC (the “Parent Guarantor”) and WTA Inc., a wholly owned subsidiary of API (the “Subsidiary Guarantor”). These guarantees are full, unconditional and joint and several.

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantor and its wholly owned foreign subsidiary (the “Non-Guarantor Subsidiary”) as of September 29, 2002 and December 29, 2001 and for the three and nine months ended September 29, 2002 and September 30, 2001. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

The condensed consolidating financial information has been presented to show the nature of the assets held, results of operations and cash flows of the Parent Guarantor, Issuer, Subsidiary Guarantor and Non-Guarantor Subsidiary assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented. Separate financial statements for the Parent and Subsidiary Guarantor are not presented based on management’s determination that they would not provide additional information that is material to readers of these financial statements.

In conjunction with the issuance of the Notes, restrictions have been placed on the subsidiaries of the Issuer under the indenture that would limit dividend distributions by these subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 29, 2002
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$18,124	$22	$1,079	$—	$19,225
Accounts receivable, net	—	107,823	—	7,271	—	115,094
Inventories	—	113,778	—	2,088	—	115,866
Other current assets	5,845	8,106	—	166	—	14,117

Total current assets	5,845	247,831	22	10,604	—	264,302
Property, plant and equipment, net	—	508,573	—	24	—	508,597
Investment in subsidiary	890,723	232,400	—	—	(1,123,123)	—
Other assets	12,060	108,186	34,543	32	—	154,821

Total assets	$908,628	$1,096,990	$34,565	$10,660	$(1,123,123)	$927,720

LIABILITIES, REDEEMABLE COMMON STOCK AND RETAINED EARNINGS
Current liabilities
Current portion of long-term bank debt	$—	$20,220	$—	$—	$—	$20,220
Accounts payable	—	46,572	—	115	—	46,687
Due to (from) parent and affiliated companies	610,507	(421,671)	(192,483)	3,647	—	—
Other accrued liabilities	—	101,279	—	1,546	—	102,825

Total current liabilities	610,507	(253,600)	(192,483)	5,308	—	169,732
Long-term debt	—	369,895	—	—	—	369,895
Capital lease obligation	—	4,042	—	—	—	4,042
Other long-term liabilities	—	85,930	—	—	—	85,930
Deferred payment obligation	152,687	—	—	—	—	152,687
Redeemable common stock and retained earnings	145,434	890,723	227,048	5,352	(1,123,123)	145,434

Total liabilities, redeemable common stock and retained earnings	$908,628	$1,096,990	$34,565	$10,660	$(1,123,123)	$927,720

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 29, 2001
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$34,123	$36	$1,543	$—	$35,702
Accounts receivable, net	—	98,674	—	6,674	—	105,348
Inventories	—	132,501	—	2,097	—	134,598
Other current assets	7,305	4,687	—	18	—	12,010

Total current assets	7,305	269,985	36	10,332	—	287,658
Property, plant and equipment, net	—	531,745	—	31	—	531,776
Investment in subsidiary	831,855	220,733	—	—	(1,052,588)	—
Other assets	14,674	129,002	39,157	31	—	182,864

Total assets	$853,834	$1,151,465	$39,193	$10,394	$(1,052,588)	$1,002,298

LIABILITIES, REDEEMALE COMMON STOCK AND RETAINED EARNINGS
Current liabilities
Current portion of long-term bank debt	$—	$24,125	$—	$—	$—	$24,125
Accounts payable	—	49,191	—	26	—	49,217
Due to (from) parent and affiliated companies	599,659	(428,475)	(175,665)	4,481	—	—
Other accrued liabilities	—	75,839	—	12	—	75,851

Total current liabilities	599,659	(279,320)	(175,665)	4,519	—	149,193
Long-term debt	—	499,525	—	—	—	499,525
Capital lease obligation	—	4,314	—	—	—	4,314
Other long-term liabilities	—	95,091	—	—	—	95,091
Deferred payment obligation	141,896	—	—	—	—	141,896
Redeemable common stock and retained earnings	112,279	831,855	214,858	5,875	(1,052,588)	112,279

Total liabilities, redeemable common stock and retained earnings	$853,834	$1,151,465	$39,193	$10,394	$(1,052,588)	$1,002,298

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 29. 2002
(unaudited)
(dollars in thousands)

	(Successor Basis)
	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$679,723	$—	$40,719	$(38,138)	$682,304
Cost of sales	—	477,819	—	39,386	(39,499)	477,706

Gross profit	—	201,904	—	1,333	1,361	204,598
Selling, general and administrative	13	109,911	4,705	1,902	1,351	117,882

Operating (loss) income	(13)	91,993	(4,705)	(569)	10	86,716
Interest expense	36,749	56,054	—	—	(39,187)	53,616
Debt extinguishment expenses	—	11,754	—	—	—	11,754
Interest income	—	(26,753)	(13,288)	(27)	39,187	(881)
Intercompany royalty expense (income)	—	9,837	(9,837)	—	—	—
Income in equity investment	(58,868)	(17,906)	—	—	76,774	—
Other income	—	(28)	—	(18)	—	(46)

Income (loss) before income taxes	22,106	59,035	18,420	(524)	(76,764)	22,273
Provision for income taxes	—	167	—	—	—	167

Net income (loss)	$22,106	$58,868	$18,420	$(524)	$(76,764)	$22,106

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(unaudited)
(dollars in thousands)

	(Predecessor Basis)
	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$728,362	$—	$45,117	$(44,869)	$728,610
Cost of sales	518,268	—	44,047	(46,766)	515,549

Gross Profit	210,094	—	1,070	1,897	213,061
Selling, general and administrative	106,656	128	1,968	1,658	110,410
Restructuring and other charges	28,912	—	—	—	28,912

Operating income (loss)	74,526	(128)	(898)	239	73,739
Interest expense	29,534	—	—	(6,719)	22,815
Interest income	(8,132)	(6,728)	(75)	6,719	(8,216)
Intercompany royalty expense (income)	10,703	(10,703)	—	—	—
Income in equity investment	(17,781)	—	—	17,781	—
Other expense	4	—	357	—	361

Income (loss) before income taxes	60,198	17,303	(1,180)	(17,542)	58,779
Provision (benefit) for income taxes	18,371	(1,464)	45	—	16,952

Income (loss) from continuing operations	41,827	18,767	(1,225)	(17,542)	41,827
Loss from discontinued operations	(9,496)	—	—	—	(9,496)

Net income (loss)	$32,331	$18,767	$(1,225)	$(17,542)	$32,331

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2002
(unaudited)
(dollars in thousands)

			(Successor Basis)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$227,827	$—	$14,635	$(13,432)	$229,030
Cost of sales	—	158,580	—	13,625	(13,891)	158,314

Gross profit	—	69,247	—	1,010	459	70,716
Selling, general and administrative	—	35,035	1,544	651	469	37,699

Operating income (loss)	—	34,212	(1,544)	359	(10)	33,017
Interest expense	12,205	16,455	—	—	(12,816)	15,844
Debt extinguishment expenses	—	—	—	—	—	—
Interest income	—	(8,829)	(4,283)	(20)	12,816	(316)
Intercompany royalty expense (income)	—	3,301	(3,301)	—	—	—
Income in equity investment	(29,183)	(5,999)	—	—	35,182	—
Other income (expense)	—	(27)	—	410	—	383

Income (loss) before income taxes	16,978	29,311	6,040	(31)	(35,192)	17,106
Provision for income taxes	—	128	—	—	—	128

Net income (loss)	16,978	29,183	6,040	(31)	(35,192)	16,978

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
(unaudited)
(dollars in thousands)

	(Predecessor Basis)
	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$247,157	$—	$13,939	$(11,984)	$249,112
Cost of sales	169,128	—	12,550	(12,586)	169,092

Gross Profit	78,029	—	1,389	602	80,020
Selling, general and administrative	34,456	101	640	458	35,655
Restructuring and other charges	6,798	—	—	—	6,798

Operating income (loss)	36,775	(101)	749	144	37,567
Interest expense	9,637	—	—	(1,959)	7,678
Interest income	(2,651)	(1,961)	(18)	1,959	(2,671)
Intercompany royalty expense (income)	3,665	(3,665)	—	—	—
Income in equity investment	(7,552)	—	—	7,552	—
Other expense	1	—	303	—	304

Income before income taxes	33,675	5,525	464	(7,408)	32,256
Provision (benefit) for income taxes	8,066	(1,464)	45	—	6,647

Income from continuing operations	25,609	6,989	419	(7,408)	25,609
Loss from discontinued operations	(8,027)	—	—	—	(8,027)

Net income	$17,582	$6,989	$419	$(7,408)	$17,582

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2002
(unaudited)
(dollars in thousands)

			(Successor Basis)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$22,106	$58,868	$18,420	$(524)	$(76,764)	$22,106
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:	—	46,597	4,615	20	—	51,232
Depreciation and amortization
Other	10,791	27,953	—	1	—	38,745
Change in assets and liabilities, net	(54,794)	5,202	(1)	886	70,534	21,827

Net cash (used by) provided by operating activities	(21,897)	138,620	23,034	383	(6,230)	133,910
Cash flows from investing activities:
Proceeds from sale of equipment	—	15	—	—	—	15
Additions to property, plant and equipment	—	(22,336)	—	(13)	—	(22,349)

Net cash (used by) investing activities	—	(22,321)	—	(13)	—	(22,334)
Cash flows from financing activities:
Payments of long-term debt	—	(133,535)	—	—	—	(133,535)
Payments relating to capital lease obligation	—	(503)	—	—	—	(503)
Due to parent and affiliated companies, net	15,912	1,740	(16,818)	(834)	—	—
Proceeds from issuance of redeemable common stock	6,202	—	—	—	—	6,202
Payments to redeem common stock	(217)	—	—	—	—	(217)
Intercompany dividend	—	—	(6,230)	—	6,230	—

Net cash provided by (used by) financing activities	21,897	(132,298)	(23,048)	(834)	6,230	(128,053)
Change in cash and cash equivalents	—	(15,999)	(14)	(464)	—	(16,477)
Cash and cash equivalents at beginning of period	—	34,123	36	1,543	—	35,702

Cash and cash equivalents at end of period	$—	$18,124	$22	$1,079	$—	$19,225

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(unaudited)
(dollars in thousands)

	(Predecessor Basis)
	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Income (loss) from continuing operations	$41,827	$18,767	$(1,225)	$(17,542)	$41,827
Adjustments to reconcile income from continuing operations to net cash provided by (used by) operating activities of continuing operations:
Depreciation and amortization	32,529	—	21	—	32,550
Other	5,754	—	3	—	5,757
Change in assets and liabilities, net	7,952	(3,924)	2,147	17,542	23,717

Net cash provided by operating activities of continuing operations	88,062	14,843	946	—	103,851
Net cash provided by operating activities of discontinued operations	4,032	—	—	—	4,032

Net cash provided by operating activities	92,094	14,843	946	—	107,883
Cash flows from investing activities:
Proceeds from sale of equipment	9,016	—	—	—	9,016
Additions to property, plant and equipment	(43,830)	—	—	—	(43,830)

Net cash (used by) investing activities of continuing operations	(34,814)	—	—	—	(34,814)
Net cash provided by investing activities of discontinued operations	3,000	—	—	—	3,000

Net cash (used by) investing activities	(31,814)	—	—	—	(31,814)
Cash flows from financing activities:
Payments relating to capital lease obligation	(503)	—	—	—	(503)
Payments of loans from Predecessor parent and affiliated companies	(45,745)	—	—	—	(45,745)
Loans from Predecessor parent and affiliated companies	9,140	—	—	—	9,140
Due to Predecessor parent and affiliated companies, net	28,240	(14,843)	1,906	—	15,303

Net cash (used by) provided by financing activities of continuing operations	(8,868)	(14,843)	1,906	—	(21,805)
Net cash provided by financing activities of discontinued operations	(3,323)	—	—	—	(3,323)

Net cash (used by) provided by financing activities	(12,191)	(14,843)	1,906	—	(25,128)
Change in cash and cash equivalents	48,089	—	2,852	—	50,941
Cash and cash equivalents at beginning of period	39,410	34	427	—	39,871

Cash and cash equivalents at end of period	$87,499	$34	$3,279	$—	$90,812

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Results of Operations for the Three-Month Periods Ended September 29, 2002 and September 30, 2001

Net Sales. Net sales for the three months ended September 29, 2002 were $229.0 million, a decrease of $20.1 million, or 8.1%, compared to the three months ended September 30, 2001. Carbonless net sales decreased $17.4 million, or 9.1%, compared to the prior year period due to a roll volume decline of 9% and a carbonless sheet decline of 3%. Pricing for carbonless products in total experienced a slight decline of 1.5% as compared to the same period in 2001 due primarily to increased international shipments during the three months ended September 29, 2002. Thermal net sales decreased $2.3 million, or 5.0% as a result of volume decreases of 3.1%. Thermal net selling prices for the major product categories were down 3-4% for the three months ended September 29, 2002 as compared to the same period in fiscal 2001, due to competitive market conditions.

Gross Profit. Gross profit was $70.7 million for the third quarter of fiscal 2002, a decrease of $9.3 million, or 11.6%, compared to the third quarter of fiscal 2001. Gross profit margin was 30.9% for the third quarter of fiscal 2002 as compared to 32.1% for the same quarter of fiscal 2001. Lower raw material costs for pulp and chemicals for the three months ended September 29, 2002 favorably impacted gross profit. These benefits were more than offset by the carbonless volume decline and an increase of $4.9 million in manufacturing depreciation expense, when compared to the third quarter of fiscal 2001, since the acquisition of Appleton Papers by Paperweight Development was recorded using the purchase method of accounting, and the financial statements of Appleton Papers were adjusted on November 10, 2001 to reflect property, plant and equipment at fair value.

Selling, General and Administrative. Selling, general and administrative expenses for the third quarter of fiscal 2002 were $37.7 million, an increase of $2.0 million, or 5.6%, compared to the third quarter of fiscal 2001. Amortization expense related to intangible assets increased $2.2 million for the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001 due to the value assigned to intangible assets in the purchase price allocation related to the acquisition of Appleton Papers. Information systems expenses increased by $0.6 million due to additional costs associated with the installation of our new enterprise resource planning platform. Losses on the disposal of fixed assets also increased by $0.5 million for the third quarter of fiscal 2002. Distribution costs for the third quarter of 2002 decreased by $1.7 million, or 10.0%, compared to the third quarter of 2001 due to reduced carbonless volumes, lower freight costs and reduced warehousing expenses.

Restructuring and Other Charges. During the third quarter of fiscal 1999, we announced plans to close our Harrisburg plant in fiscal 2001. Restructuring and other charges associated with this plant closure, which was completed in fiscal 2001, approximated $5.5 million in the third quarter of fiscal 2001, and related to asset impairments of $3.8 million, employee severance benefits of $1.0 million and $0.7 million of various costs relating to the final closure of the plant.

Other Operating Expenses. Other operating expenses for the third quarter of fiscal 2001 included Lower Fox River environmental costs of $0.8 million, costs to dismantle and transport equipment from the Harrisburg plant to the Appleton plant and Roaring Spring mill of $0.1 million and a legal settlement of $0.4 million. In connection with the acquisition of Appleton Papers by Paperweight Development, AWA has agreed to indemnify us for environmental liabilities as described in Note 2 of our fiscal 2001 Notes to Consolidated Financial Statements.

Operating Income. Operating income for the third quarter of fiscal 2002 was $33.0 million, a decrease of $4.6 million, or 12.2%, compared to the same period in fiscal 2001. Operating income as a percentage of net sales for the third quarter of fiscal 2002 was 14.4% as compared to 15.1% of net sales for the same period in fiscal 2001. Carbonless operating income for the third quarter of fiscal 2002 decreased $4.4 million compared to the same period in fiscal 2001 primarily due to the decline in roll volume in the third quarter of fiscal of 2002 as compared to the same time period in fiscal 2001. Thermal operating income for the third quarter of fiscal 2002 decreased $1.1 million compared to the third quarter of fiscal 2001 due to an increase in depreciation and amortization expenses due to the November 10, 2001 purchase price allocation, in addition to volume and price reductions.

Interest expense. Interest expense for the third quarter of fiscal 2002 was $15.8 million, an increase of $8.1 million compared to $7.7 million for the third quarter of fiscal 2001 due to the issuance of long-term debt obligations associated with the acquisition of Appleton Papers on November 9, 2001. As a result of our significant debt prepayments in 2002, we amortized a larger share of the deferred debt expenses as compared to the scheduled loan terms. Deferred debt amortization expenses during the third quarter of 2002 amounted to $2.3 million.

Interest Income. Interest income for the third quarter of fiscal 2002 was $0.3 million, a decrease of $2.4 million compared to $2.7 million for the third quarter of fiscal 2001. The decrease was due to the October 1, 2001 sale of a $125 million interest-bearing shareholder note we held from Arjo Wiggins SA, a French company ultimately owned by Arjo Wiggins Appleton plc (“AWA”).

Provision for income taxes. In connection with the acquisition of Appleton Papers, Paperweight Development and its domestic subsidiaries elected to be treated as subchapter S corporations for U.S. and state income tax purposes. We expect to incur no future U.S. income tax liability and minimal state income tax liability.

Loss from discontinued operations. In October 2001, we completed the transfer of one of our wholly owned subsidiaries, Newton Falls Inc., to an affiliated company of AWA. This entity was classified as a discontinued operation for the third quarter of fiscal 2001. Loss from discontinued operations, net of taxes, was $8.0 million for the third quarter of fiscal 2001 and primarily consisted of asset impairments, final deferred tax adjustments and closing costs associated with the permanent closure of the Newton Falls mill.

Net income. For the third quarter of fiscal 2002, we reported net income of $17.0 million compared to net income of $17.6 million for the third quarter of fiscal 2001.

Comparison of Results of Operations for the Nine-Month Periods Ended September 29, 2002 and September 30, 2001

Net Sales. Net sales for the nine months ended September 29, 2002 were $682.3 million, a decrease of $46.3 million, or 6.4%, compared to the nine months ended September 30, 2001. Carbonless net sales decreased $44.4 million, or 7.9%, compared to the prior year period due to a roll volume decline of 9.8%, which was partially offset by a modest increase in sheet volume. Pricing for carbonless products in total, was generally the same for the first three quarters of 2002 as compared to the same period in 2001. Thermal net sales decreased $0.5 million while volume increased 5.7% from a combination of new product introductions, account gains and increased demand for transaction-based thermal products. Thermal net sales reductions, when comparing fiscal 2002 to fiscal 2001 through nine months, were largely due to the impact on import pricing pressures throughout fiscal 2001. Pricing on principal grades previously impacted has stabilized as of the second quarter of fiscal 2002.

Gross Profit. Gross profit was $204.6 million for the first three quarters of fiscal 2002, a decrease of $8.5 million, or 4.0%, compared to the same period in fiscal 2001. Gross profit margin increased to 30.0% for the first three quarters of fiscal 2002 as compared to 29.2% for the same period in fiscal 2001. During the first half of fiscal 2001, we completed an eighteen-month restructuring project that included the closing of our Harrisburg plant and relocation of strategic manufacturing equipment to our Appleton plant and Roaring Spring mill and we incurred a $15.0 million charge for start-up costs related to the equipment transferred from the Harrisburg plant. Beginning in the second half of fiscal 2001, we began to benefit from the positive impact of eliminating the Harrisburg cost structure as well as eliminating the start-up costs related to the transferred equipment. In addition, lower raw material costs for pulp and chemicals for the first three quarters of fiscal 2002 also favorably impacted gross profit. These benefits were more than offset by the carbonless volume decline and an increase of $12.1 million in manufacturing depreciation expense, when compared to the first three quarters of fiscal 2001, since the acquisition of Appleton Papers by Paperweight Development was recorded using the purchase method of accounting, and the financial statements of Appleton Papers were adjusted on November 10, 2001 to reflect property, plant and equipment at fair value. During the first three quarters of fiscal 2002, we also recorded $1.3 million in expense associated with a voluntary special retirement program accepted by thirty-eight qualified hourly employees at the Appleton plant.

Selling, General and Administrative. Selling, general and administrative expenses for the first three quarters of fiscal 2002 were $117.9 million, an increase of $7.5 million, or 6.8%, compared to the same period in fiscal 2001. Amortization expense related to intangible assets increased $6.7 million for the first three quarters of fiscal 2002 as compared to the same period of fiscal 2001 due to the value assigned to intangible assets in the purchase price allocation related to the acquisition of Appleton Papers. Bad debt expense for the first three quarters of fiscal 2002 was $1.1 million higher than in the same period of fiscal 2001 primarily due to potential credit exposure from Argentinean customers. Long-term management incentive plans based on the performance of Appleton Papers and changes in the value of redeemable common stock resulted in an increase in non-cash compensation expenses of $2.8 million during the first three quarters of fiscal 2002. Information systems expenses increased by $1.7 million due to additional costs associated with the installation of our new enterprise resource planning platform. Distribution costs for the first three quarters of fiscal 2002 decreased by $6.0 million, or 11.9%, compared to the same period in fiscal 2001 due to reduced carbonless volumes, lower freight costs and reduced warehousing expenses.

Restructuring and Other Charges. Restructuring and other charges associated with the Harrisburg plant closure, which was completed in fiscal 2001, approximated $6.4 million in the first three quarters of fiscal 2001 and related to asset impairments of $3.8 million, employee severance benefits of $1.1 million and $1.5 million of various costs relating to the final closure of the plant.

Other Operating Expenses. Other operating expenses for the first three quarters of fiscal 2001 included Lower Fox River environmental costs of $21.7 million, costs to dismantle and transport equipment from the Harrisburg plant to the Appleton plant and Roaring Spring mill of $0.5 million and a legal settlement of $0.4 million. In connection with the acquisition of Appleton Papers by Paperweight Development, AWA has agreed to indemnify us for environmental liabilities as described in Note 2 of our fiscal 2001 Notes to Consolidated Financial Statements.

Operating Income. Operating income for the first three quarters of fiscal 2002 was $86.7 million, an increase of $13.0 million, or 17.6%, compared to the same period in fiscal 2001. Operating income as a percentage of net sales for the first three quarters of fiscal 2002 was 12.7% as compared to 10.1% of net sales for same period in fiscal 2001. Carbonless operating income for the first three quarters of fiscal 2002 increased $11.4 million compared to the first three quarters of fiscal 2001 primarily due to the $21.7 million in environmental expense in the first three quarters of 2001, which was partially offset by the fiscal 2002 decline in carbonless roll volume. Thermal operating income for the first three quarters of fiscal 2002 decreased $1.3 million compared to the first three quarters of fiscal 2001 due to an increase in depreciation and amortization expenses for the first three quarters of fiscal 2002 as a result of the November 10, 2001 purchase price allocation.

Interest expense. Interest expense for the first three quarters of fiscal 2002 was $53.6 million, an increase of $30.8 million compared to $22.8 million for the same period in fiscal 2001 due to the issuance of long-term debt obligations associated with the acquisition of Appleton Papers on November 9, 2001. As a result of our significant debt prepayments in 2002, we amortized a larger share of the deferred debt expenses as compared to the scheduled loan terms. Deferred debt amortization expenses during the first three quarters of 2002 amounted to $9.0 million.

Debt extinguishment expenses. During June 2002, a portion of our long-term debt obligations were refinanced with new debt carrying a reduced interest rate. As a result, we were required to write off $11.8 million of deferred debt issuance costs associated with the original debt. Refer to “Liquidity and Capital Resources” below for additional discussion of this refinancing.

Interest Income. Interest income for the first three quarters of fiscal 2002 was $0.9 million, a decrease of $7.3 million compared to $8.2 million for the same period in fiscal 2001. The decrease was due to the October 1, 2001 sale of a $125 million interest-bearing shareholder note we held from Arjo Wiggins SA, a French company ultimately owned by AWA.

Provision for income taxes. In connection with the acquisition of Appleton Papers, Paperweight Development and its domestic subsidiaries elected to be treated as subchapter S corporations for U.S. and state income tax purposes. We expect to incur no future U.S. income tax liability and minimal state income tax liability.

Loss from discontinued operations. In October 2001, we completed the transfer of one of our wholly owned subsidiaries, Newton Falls Inc., to an affiliated company of AWA. This entity was classified as a discontinued operation for the nine months ended September 30, 2001. Loss from discontinued operations, net of taxes, was $9.5 million for the first three quarters of fiscal 2001 and primarily consisted of asset impairments, final deferred tax adjustments and closing costs associated with the permanent closure of the Newton Falls mill.

Net income. Net income for the first three quarters of fiscal 2002 was $22.1 million compared to $32.3 million for the same period in fiscal 2001, a decrease of $10.2 million, resulting primarily from an increase in interest and debt extinguishment expense offset by the increase in operating income.

Liquidity and Capital Resources

Predecessor Period

Prior to the acquisition of Appleton Papers by Paperweight Development, we operated as an indirect, wholly owned subsidiary of AWA. This resulted in numerous intercompany transactions related to our investing and financing activities. Therefore, the following discussion regarding our historical cash flows from operating, investing and financing activities is not representative of our cash flow and activities as a separate entity following the acquisition.

We historically financed our short-term liquidity needs with internally generated funds, working capital lines of credit and loans from an affiliate of AWA.

Successor Period

As a result of the acquisition of Appleton Papers on November 9, 2001, we incurred significant debt requiring periodic interest and principal repayments. Our other liquidity needs relate primarily to capital expenditures.

Our short-term cash needs are primarily for working capital, capital expenditures and debt service. We have the availability to fund our working capital, capital expenditures, debt service requirements and other contractual obligations through cash flows from operations and borrowings under the revolving credit portion of our senior credit facilities. In connection with the acquisition of Appleton Papers, we and Paperweight Development and our domestic subsidiaries elected to be treated as subchapter S corporations for U.S. and state income tax purposes. We expect to incur no future U.S. income tax liability and minimal state income tax liability. This should have a positive impact on our future liquidity and cash flows. Our senior credit facilities consist of a $75 million revolving credit facility and $265 million in term loans. We used approximately $17.5 million of availability under the revolving credit facility to issue letters of credit and fully borrowed the term loans. In connection with the acquisition, we also issued a senior subordinated note due 2008 to AWA with an aggregate principal amount of $250 million, which was repaid with the proceeds from the private offering of our 12 1/2% Series A Senior Subordinated Notes due 2008 and other available cash. We filed a registration statement on Form S-4 (Registration Number 333-82084) to register an offer to exchange up to $250 million of our 12 1/2% Series B Senior Subordinated Notes due 2008 for our outstanding 12 1/2% Series A Senior Subordinated Notes due 2008. We closed the exchange offer on July 12, 2002. The holders exchanged the entire $250 million of our Series A Notes for our Series B Notes. In addition, Paperweight Development agreed to pay one of the sellers a deferred payment obligation, which had a present value of $140 million at the closing of the acquisition and will have a value of $321 million at its maturity date in 2010.

Redeemable equity securities are required to be accreted (i.e., increased) so that the amount on the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. We have accreted the redeemable common stock by $12.8 million for the three months ended September 29, 2002 and $18.1 million for the nine months ended September 29, 2002. Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of September 29, 2002. The earliest redemption date occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption amount of approximately $253 million was determined. The redeemable common stock value as of September 29, 2002 was $134 million, which leaves a remaining unrecognized accretion amount of approximately $119 million. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

We have evaluated and will continue to evaluate opportunities to acquire other companies that will help us achieve our business strategies. As a result, we may engage in discussions, or in some cases, negotiations with prospective targets and may make future acquisitions. Any such acquisitions would be subject to the limitations contained in our debt instruments. Generally, we will not comment on such discussions or possible acquisitions until a definitive agreement has been reached.

Our strategy for growth includes strengthening and expanding our presence in attractive market segments and broadening our product offerings through acquisitions and new product development.

Cash Flows from Operating Activities.    Net cash provided by operating activities of continuing operations for the first three quarters of fiscal 2002 was $133.9 million. As required by purchase accounting, fixed assets and intangible assets were recorded at fair value as of the date of the acquisition resulting in an increase in depreciation and amortization expense of $18.7 million for the first three quarters of fiscal 2002. We also incurred $5.8 million in KSOP plan non-cash employer matching contributions during the first three quarters of fiscal 2002. A decrease in working capital for the first three quarters of fiscal 2002 increased operating cash flows by $30.8 million. A decrease in inventories of $18.7 million was partially offset by an increase in accounts receivable of $9.7 million. Inventories that were strategically built in 2001 during the Harrisburg shutdown and movement of production equipment to the Appleton plant and Roaring Spring mill facilities were reduced throughout 2002. Accrued income tax liability increased by $17.0 million, largely attributed to income tax refunds received during fiscal 2002 which relate to periods prior to the November 9, 2001 acquisition date and must be used to satisfy any additional tax liabilities arising from audits from prior periods.

Net cash provided by operating activities of continuing operations for the first three quarters of fiscal 2001 was $103.9 million. A decrease in working capital for the first three quarters of fiscal 2001 increased operating cash flows by $11.5 million. Accounts receivable decreased $13.0 million largely due to a reduction in past due account balances. Inventories decreased $28.5 million primarily as a result of a next-day basestock inventory program initiated during the first quarter of fiscal 2001 and a reduction in safety stock that was in place while the Harrisburg closure and transfer of equipment to Appleton plant and Roaring Spring mill was being completed during the first half of fiscal 2001. Accounts payable and other accrued liabilities decreased $31.2 million partially due to final severance payments related to the Harrisburg plant closure, the payment of federal income taxes and a reduction in accounts payable for capital expenditures upon the completion of the equipment transfer and reinstallation projects related to the Harrisburg plant closure during the first three quarters of fiscal 2001.

Cash Flows from Investing Activities.    Net cash used by investing activities of continuing operations was $22.3 million for the first three quarters of fiscal 2002. Of this amount, $10.3 million was expended on capital projects approved prior to the end of fiscal 2001. The remaining $12.0 million was expended on capital projects approved in 2002, $7.9 million of which was associated with the installation of our new enterprise resource planning platform.

Net cash used by investing activities of continuing operations was $34.8 million for the first three quarters of fiscal 2001. Additions to property, plant and equipment amounted to $43.8 million. A majority of these capital expenditures were in the manufacturing area and related to machine upgrades and rebuilds, the re-installation of the equipment originally located at our Harrisburg plant and environmental compliance. We also received proceeds of $9.0 million during the third quarter of fiscal 2001 from the sale of our Harrisburg facility.

Cash Flows from Financing Activities.    On November 9, 2001, we entered into a $340 million senior credit facility. The senior credit facility was comprised of the following: a four year credit facility of up to $75 million for revolving loans, including letters of credit; a four year term loan of $115 million; and a five year term loan of $150 million. Borrowings under the revolving credit facility and the $115 million term loan bore interest at LIBOR plus 3.5% through May 8, 2002.

On May 9, 2002, because our consolidated leverage ratio was calculated at less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00, the interest rate was reduced to LIBOR plus 3.0%. Through May 8, 2002, interest on borrowings under the $150 million term loan was LIBOR plus 4.25% per annum, subject to a minimum LIBOR rate of 2.5%. On May 9, 2002, the interest rate on this loan reduced by 0.5% because of improvements to our consolidated leverage ratio as noted above. On June 6, 2002, we refinanced the $112.4 million remaining principal amount and replaced it with similar debt carrying a reduced interest rate of LIBOR plus 3.25%, not subject to a minimum LIBOR rate. As a result of this refinancing, $11.8 million of deferred debt issuance costs were written off in a non-cash transaction as debt extinguishment expenses. The LIBOR rate on September 29, 2002 was 1.8%. The senior credit facility is unconditionally and jointly and severally guaranteed by Paperweight Development and WTA Inc., one of our wholly owned subsidiaries.

On December 14, 2001, we issued $250 million aggregate principal amount of 12.5% Series A Senior Subordinated Notes due 2008, which were used to redeem in full, at par, the senior subordinated note due 2008 held by AWA as described in Note 2 of our fiscal 2001 Notes to Consolidated Financial Statements. On June 12, 2002 we filed a Registration Statement on Form S-4 to register an offer with the Securities and Exchange Commission to exchange up to $250 million of our registered 12.5% Series B Senior Subordinated Notes due 2008 for any and all of our outstanding 12.5% Series A Senior Subordinated Notes due 2008. The exchange offer closed on July 12, 2002. The entire outstanding principal balance of Series A notes was exchanged for Series B notes. The Series B notes and the Series A notes have substantially the same terms, conditions and covenants.

Net cash used by financing activities of continuing operations was $128.1 million in the first three quarters of fiscal 2002. We used cash generated by operations to repay $108.6 million of term loans. Of this amount, $13.0 million was for mandatory principal repayments, while the remaining $95.6 million represented voluntary principal repayments which we made in order to reduce future interest expense. In addition, we purchased and retired $24.9 million of our Series B notes during the third quarter of fiscal 2002. In October 2002, we purchased and retired an additional $25.1 million of our Series B notes.

During the first three quarters of fiscal 2002, we received proceeds of $6.2 million from the sale of redeemable common stock. The ESOP trustee purchased these shares with pretax payroll deferrals made by employees from December 30, 2001 through June 30, 2002. Additionally, those employees eligible to begin diversification redeemed approximately $0.2 million of Paperweight Development redeemable common stock.

Net cash used by financing activities of continuing operations was $21.8 million in the first three quarters of fiscal 2001. We used cash generated by operations and loan proceeds of $9.1 million to repay $30.4 million of intercompany debt and payables.

New Accounting Pronouncements

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of fiscal 2002. SFAS No. 142 required that intangible assets with indefinite useful lives not be amortized. Instead, in accordance with the provisions of SFAS No. 142, these assets will be tested for impairment annually, or on an interim basis when events or changes in circumstances warrant. Under the transitional provisions of SFAS No.142, the Company tested intangible assets with indefinite useful lives for impairment as of December 30, 2001 pursuant to the method prescribed by SFAS No. 142. The testing determined that the fair market value of the respective reporting unit exceeds its carrying value. As such, the impairment provisions of the statement currently do not have an impact on the Company’s financial position or results of operations.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact of SFAS No. 143, which we are required to adopt in fiscal 2003.

In April 2002, SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued. This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of the SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”, and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement were effective for us for all transactions consummated after May 15, 2002.

In June 2002, the FASB issued FASB Statement No. 146 (SFAS No. 146), “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Early application is encouraged. We anticipate that this statement, upon adoption, will not have a significant impact on our financial position or results of operations.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

For information regarding our quantitative and qualitative disclosures about market risk, please see our Registration Statement on Form S-4 (Reg. No. 333-82084). There have been no material changes in our quantitative or qualitative exposure to market risk from that described in the registration statement.

Item 4 – Controls and Procedures

Appleton Papers, Paperweight Development and WTA maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrants in the reports filed by the registrants under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Within the 90 days prior to the date of this report, the registrants carried out an evaluation, under the supervision and with the participation of their management, including the principal executive officer and principal financial officer of each of the registrants, of the effectiveness of the design and operation of their disclosure controls and procedures pursuant to Rule 15d-14 of the Exchange Act. Based on that evaluation, the principal executive officer and principal financial officer of each of the registrants concluded that their disclosure controls and procedures are effective.

There have been no significant changes in the registrants’ internal controls or other factors that could significantly affect those controls subsequent to the conclusion of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address our strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that the Company expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside of the Company’s control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-4 dated June 12, 2002, which factors are incorporated herein by reference. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II—OTHER INFORMATION

Item 2 – Changes in Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
Effective July 1, 2002, Paperweight Development Corp. sold approximately 341,480 shares of its common stock to the Company Stock Fund of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan, or KSOP. The Company Stock Fund acquired the shares with payroll deductions deferred to the Company Stock Fund during the period from December 30, 2001 to June 30, 2002 by employees of Appleton Papers who are participants in the KSOP. The aggregate offering price was approximately $4,374,362. There were no underwriters used and no underwriting discounts or commissions paid. The offer and sale of the shares was made pursuant to Rule 701 under the Securities Act of 1933, as amended, and the no-action letter issued by the Securities and Exchange Commission to Paperweight Development and Appleton Papers dated July 3, 2001.

(d)	Not applicable.

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges

99.1	Statement of Douglas P. Buth, Chairman, President and Chief Executive Officer of Appleton Papers Inc. pursuant to 18 U.S.C. Section 1350.

99.2	Statement of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc. pursuant to 18 U.S.C. Section 1350.

99.3	Statement of Douglas P. Buth, Chairman, President and Chief Executive Officer of Paperweight Development Corp. pursuant to 18 U.S.C. Section 1350.

99.4	Statement of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp. pursuant to 18 U.S.C. Section 1350.

99.5	Statement of David J. Rickert, President (Principal Executive Officer and Principal Financial Officer) of WTA Inc. pursuant to 18 U.S.C. Section 1350.

(b) Reports	on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended September 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC.
(Registrant)

Date: November 12, 2002	/S/ DALE E. PARKER
Dale E. Parker Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

CERTIFICATIONS

I, Douglas P. Buth, Chairman, President and Chief Executive Officer of Appleton Papers Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Appleton Papers Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/S/ DOUGLAS P. BUTH
Douglas P. Buth Chairman, President and Chief Executive Officer

I, Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Appleton Papers Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/S/ DALE E. PARKER
Dale E. Parker Vice President & Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.
(Registrant)

Date: November 12, 2002	/S/ DALE E. PARKER
Dale E. Parker Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

CERTIFICATIONS

I, Douglas P. Buth, Chairman, President and Chief Executive Officer of Paperweight Development Corp., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Paperweight Development Corp.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/S/ DOUGLAS P. BUTH
Douglas P. Buth Chairman, President and Chief Executive Officer

I, Dale E. Parker, Chief Financial Officer of Paperweight Development Corp., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Paperweight Development Corp.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/S/ DALE E. PARKER
Dale E. Parker Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WTA INC.
(Registrant)

Date: November 12, 2002	/S/ DAVID J. RICKERT
David J. Rickert President (Signing on behalf of the Registrant and as the Principal Financial Officer)

CERTIFICATION

I, David J. Rickert, President (Principal Executive Officer and Principal Financial Officer) of WTA Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of WTA Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/S/ DAVID J. RICKERT
David J. Rickert President (Principal Executive Officer and Principal Financial Officer)