Form 10-K
period 2002-12-28
APPLETON PAPERS INC/WI; WTA INC; PAPERWEIGHT DEVELOPMENT CORP
filed 2003-03-19
CIK 1144326, 1166399, 1166365

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-82084

APPLETON PAPERS INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2556469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 East Wisconsin Avenue
Appleton, Wisconsin	54912-0359
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 734-9841

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

See Table of Additional Registrants Below

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

As of February 28, 2003, 100 shares of Appleton Papers Inc. common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. As of February 28, 2003, each of the additional registrants had the number of shares outstanding which is shown in the table below. There is no trading market for the common stock of the additional registrants. No shares of the Registrant or the additional registrants were held by non-affiliates.

Appleton Papers Inc. and WTA Inc. meet the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

ADDITIONAL REGISTRANTS

Exact name of Registrant as specified in its charter	State or other jurisdiction of incorporation or organization	Number of Shares Outstanding as of February 28, 2003	I.R.S. Employer Identification Number	Address, including zip code, and telephone number, including area code, of Registrant’s principal executive office	Registration No.

Paperweight Development Corp.	Wisconsin	11,809,138	39-2014992	825 East Wisconsin Avenue Appleton, Wisconsin 54912-0359 (920) 734-9841	333-82084-01

WTA Inc.	Delaware	1	51-0329653	Suite 1300, 1105 Market Street Wilmington, Delaware 19899 (302) 651-8339	333-82084-02

PART I

Unless stated to the contrary or the context requires otherwise, all references to “Appleton,” “we,” “us,” “company,” or “our” refer to Appleton Papers Inc. and our subsidiaries and predecessors.

Item 1. Business

Overview

Appleton Papers Inc. creates innovative products for business, consumer and government applications worldwide through its development and use of coating formulations and applications and encapsulation technology. We believe we are the world’s largest producer of carbonless paper. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. We also believe that we are the largest manufacturer of thermal paper in the United States and Canada. Thermal paper is used to make point-of-sale, tag, ticket and label products. In addition to carbonless and thermal paper, we produce security products that have authentication features such as watermarks, taggants, embedded threads and fibers, and machine-readable technologies. We also manufacture a variety of coated products used for applications such as digital inkjet printing and point-of-sale displays, as well as design and print applications.

Company Background

Company History

Appleton Coated Paper Company, or ACPC, began operations in 1907 in Appleton, Wisconsin. In 1953, ACPC began working with National Cash Register Company, which later changed its name to NCR Corporation, on the development and production of carbonless paper. In 1954, NCR began marketing its NCR PAPER* brand of carbonless paper, which ACPC manufactured.

In 1969, NCR acquired Combined Paper Mills, Inc., which then consisted of pulp and paper mills in Combined Locks, Wisconsin, and Roaring Spring, Pennsylvania. In 1970, NCR acquired ACPC. In 1971, the Appleton Papers division of NCR was formed through the merger of ACPC with Combined Paper Mills, Inc.

In 1978, Appleton Papers Inc., as a subsidiary of B.A.T Industries Limited, acquired the assets of the Appleton Papers division from NCR. In 1990, Appleton, together with The Wiggins Teape Group Ltd., was separated from B.A.T Industries to form Wiggins Teape Appleton p.l.c., a public company listed on the London Stock Exchange. Later that year, Wiggins Teape Appleton merged with Arjomari Prioux SA, a public French paper manufacturer and merchant. Shortly after the merger, the group changed its name to Arjo Wiggins Appleton p.l.c. Appleton operated as an indirect, wholly owned subsidiary of Arjo Wiggins Appleton p.l.c. until 2001.

On November 9, 2001, as discussed in more detail below, the Appleton Papers employees acquired the Company from Arjo Wiggins Appleton p.l.c. through the use of an employee stock ownership plan. Effective February 3, 2003, we changed our trade name to Appleton. We now use the tagline, “What Ideas Can Do™,” with a new logo as part of our new identity. We have retained Appleton Papers Inc. as our legal name.

Formation of the ESOP

Our 401(k) plan, which was called the Appleton Papers Retirement Savings Plan, was amended and restated effective as of January 1, 2001, in the form of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan, which we refer to as the KSOP or the plan. The KSOP includes a separate employee stock

* NCR PAPER is a registered trademark licensed to Appleton.

ownership plan component, which we refer to as the ESOP or the Company Stock Fund. The KSOP is a tax-qualified retirement plan that is available to all of our employees. The ESOP component of the KSOP is a tax-qualified employee stock ownership plan that has invested and will invest in Paperweight Development common stock.

We offered “eligible participants,” as “named fiduciaries” under the Employee Retirement Income Security Act of 1974, as amended, which we refer to as ERISA, a one-time irrevocable election to direct State Street Global Advisors, the ESOP trustee, to accept the transfer of all or any part of their existing balances in the KSOP and the 401(a) plan to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $107 million, representing an average election by each eligible participant to direct the transfer of approximately 73% of his or her account to the Company Stock Fund. On November 9, 2001, the ESOP trustee purchased 100% of the common stock of Paperweight Development. Paperweight Development simultaneously used all the proceeds from the sale of those shares of common stock to finance a portion of the purchase price of the acquisition described below.

Our Acquisition from AWA

On November 9, 2001, Paperweight Development and its then wholly owned subsidiary, New Appleton LLC, acquired Appleton Papers from Arjo Wiggins Appleton p.l.c., which is now known as Arjo Wiggins Appleton Limited or AWA, a leading European manufacturer of paper products, and two of its subsidiary holding companies, which we sometimes refer to as the sellers or as affiliates of AWA. We refer to this transaction as the “acquisition.” The purchase price was $810 million, plus proceeds of $7.4 million from the sale of our Harrisburg facility. We are now a wholly owned subsidiary of Paperweight Development and the ESOP owns 100% of the shares of common stock of Paperweight Development. Paperweight Development has elected to be treated as an S corporation for federal and state income tax purposes and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for federal and state income tax purposes. We expect that this tax treatment, together with 100% ownership of Paperweight Development’s common stock by the tax-exempt ESOP, will result in substantial corporate tax savings and enhanced cash flow. Paperweight Development does not conduct any business apart from undertaking matters incidental to its ownership of stock of its subsidiaries and matters relating to the ESOP and taking actions required to be taken under ancillary acquisition agreements.

Business Segments

For financial information regarding our business segments, refer to Note 24 of Notes to Consolidated Financial Statements contained below in “Item 8. Financial Statements and Supplementary Data.”

Coated Solutions

In the fourth quarter 2002, we redefined our segment reporting and created three segments: coated solutions, technical products and security products. The coated solutions segment combines the operations of our carbonless business with our specialty business, our emerging digital products business and our business of engineered manufacturing solutions or toll coating services.

Carbonless products are sold in large rolls, which account for approximately 80% of sales, and in precut sheets, which account for approximately 20% of sales. Based on our assessment of the U.S. carbonless market, we believe that in 2002 the U.S. carbonless market totaled more than 560,000 tons.

We sell all of our carbonless roll and sheet products under the NCR PAPER* brand. We offer over 500 grades of carbonless roll and sheet products with nearly 4,000 SKUs differentiated by grade, width, length, color, basis weight and distribution center location. We believe we have the broadest carbonless product range in the industry.

We sell most of our carbonless roll products directly to converters and business forms printers who print carbonless forms. We sell some of our carbonless roll products and most of our carbonless sheet products to paper merchants who stock and sell carbonless paper to printers.

Our specialty business consists of a variety of niche products aimed primarily at the graphic design industry. In 2002, we sold over 3,000 tons of specialty products to merchants and printers. Our digital products business includes a linerboard product for the packaging industry, our AvarioTM Digital Color Paper and other inkjet papers that are designed for specific printing applications or presses.

Carbonless Product Description

NCR PAPER* brand carbonless paper is similar in composition to high-quality bond paper. The major component in both is cellulose. The remainder is filler and sizing materials added to give the desired surface appearance and characteristics. What makes carbonless paper different from bond paper are the coatings used to manufacture it. Those coatings are composed of adhesives, inert fillers, microencapsulated dyes, coreactants and other materials used to ensure a smooth, uniform printing surface. These coatings enable a copy to be made without using carbon paper or other copying materials.

In a typical three-part business form, three kinds of carbonless paper work together as a system to transfer images cleanly and clearly from one sheet to the next. The top sheet is a CB (coated back) sheet, the back of which is covered with a coating made of millions of microscopic capsules containing colorless dyes. The last sheet is a CF (coated front) sheet coated on its front side with a coreactant or receiver material. The middle sheet is a CFB (coated front and back) sheet, front-coated with receiver materials and back-coated with dye capsules. As pressure from a pen or printer is applied to the top sheet, the dye capsules on the CB surface break and interact with the CF receiver coating to develop a black or blue image on each copy.

Carbonless paper is used in a diverse group of end markets, including government, retail, financial, insurance and manufacturing, with no one segment dominating demand. Use in many of these markets is tied to economic growth, which impacts the number of transactions completed in a given year. As such, periods of economic growth or contraction can impact demand. Sales of carbonless products historically have not been significantly impacted by seasonality.

The carbonless market experienced rapid growth during the 1980s as carbonless paper replaced carbon tissue-based multipart forms, economic growth fueled increased business activity and forms usage and businesses began to make greater use of computers which also increased overall forms demand. Based on our assessment, the U.S. carbonless market peaked in 1994 at approximately 890,000 tons. Since 1994, the U.S. carbonless market has been in decline. The decline is the result of increased use by businesses of competing technologies that do not use impact printing to create images. Examples of such technologies include digital laser, inkjet, and thermal printers, as well as electronic communications.

Based on our assessment, we believe the annual rates of decline in the U.S. carbonless market from 1994 to 1999 were between 1% and 7%, with a compound annual rate of approximately 4% during this period. On the same basis, we estimate that the U.S. carbonless paper market declined by approximately 9% in 2001 and 8% percent in 2002 and will decline at a compound annual rate of approximately 9% between 2003 and 2007. We attribute these varying rates of decline to fluctuations in the number of commercial transactions in which carbonless products are used, as well as changes in technological substitution rates. We expect the decline rate for carbonless sheets in the United States to continue to be lower than the decline rate for rolls because there are fewer economically viable substitute technologies for sheet applications than there are for roll applications.

One reason for this difference is that, when used, most carbonless sheet forms are handwritten rather than printed by mechanical impact. Small businesses buy a significant portion of carbonless sheet forms for low volume applications and we believe those businesses will be less likely to incur the expense of substitute technologies. We believe that sales of carbonless rolls are declining at a faster rate because they are sold to medium-sized to large businesses that are better positioned to implement substitute technologies more rapidly.

Carbonless Competitors

The U.S. carbonless market is served primarily by three domestic manufacturers—Appleton, MeadWestvaco Corporation and Imation Corp. Appleton estimates that, in 2002, those three companies produced over 90% of the carbonless paper sold in the U.S. market. Our primary competitor is MeadWestvaco Corporation. In 2002 we estimate we had over 55% of the U.S. carbonless roll market and over 55% of the U.S. carbonless sheet market and that MeadWestvaco had nearly 40% of the U.S. carbonless roll market and approximately 20% of the U.S. carbonless sheet market. In addition, we estimate that Imation had more than 10% of the U.S. carbonless sheet market in 2002. There are two other small domestic carbonless producers. They focus on specific regions or a limited offering of carbonless products.

There were several foreign competitors who used an aggressive, low-price strategy to sell into the U.S. carbonless market in 2002. We estimate that, collectively, those foreign competitors served approximately 5% of the market. In the carbonless market, Appleton competes primarily on the basis of product quality, service and price.

Technical Products

The technical products segment consists of our thermal business, as well as the development of non-thermal label products and related substrates.

Currently this business segment consists primarily of thermal products. The most popular direct thermal imaging chemistry used today is based on the leuco dye system invented by NCR Corporation and commercially introduced by Appleton in the late 1960s. Thermal paper is used in a wide variety of applications in five principal segments. The point-of-sale segment consists of retail receipts. The label segment consists primarily of package delivery, industrial and weigh scale labels. The tag and ticket segment consists of entertainment, lottery and transportation tickets. The fax segment consists of facsimile paper. The printer/calculator/chart segment consists of older generation medical diagnostic charts and other specialty applications. The point-of-sale and label segments combined account for nearly 80% of technical products sales.

We estimate that in 2002 the growing U.S. and Canadian thermal market was more than 160,000 tons and that total thermal consumption outside the United States and Canada was more than double that amount. Market demand for thermal paper continues to grow as new applications are developed that utilize the benefits of thermal technology.

We sell our point-of-sale and direct thermal facsimile products to printers and converters who in turn sell to large end-user customers or to resellers such as office supply stores, office superstores, warehouse clubs, mail order catalogs, equipment dealers, merchants and original equipment manufacturers.

Thermal label products are sold to companies who apply pressure sensitive adhesive coatings and release liners and then sell these products to label printers. Thermal tag, ticket and chart grades are sold to specialty printing companies who convert them to finished products such as entertainment tickets, tags, coupons and medical charts.

Thermal Product Description

Direct thermal paper is produced by coating a base material, such as paper, with a mixture of colorless dye, coreactant, sensitizer, stabilizer, adhesives, clays and binders. Until heat is applied to the paper, the dye and the coreactant are separated on the paper’s surface within a mixture of sensitizer and stabilizer. Heat causes the sensitizer to melt and form the medium that allows the dye and the coreactant to combine, react and form an image on the paper. Once the reaction occurs, the coating’s stabilizer keeps the image from fading by preventing the reaction from reversing itself. A top coat may be added to enhance resistance to environmental elements, while adding a back coat controls curl and static.

The type and amount of dye, coreactant and sensitizer used to produce direct thermal paper affects the temperature at which the image-forming reaction occurs on the paper. Thermal printers provide the heat energy that helps to form the thermal image on paper.

The U.S. and Canadian thermal market experienced strong growth during the 1990s and is expected to continue growing as the advantages of thermal printing systems become more widely recognized. These advantages include its competitive cost, quiet operation, cleanliness, speed, high print quality, reliability, portability and its use of a single consumable (thermal paper) versus other printing systems which require paper and ink or toner cartridges.

Based on our assessment, we estimate that the annual rates of growth in the U.S. and Canadian thermal market from 1995 to 2002 were between 1% and 13% and averaged 7% for the period. We saw little growth in 2001 because of a weak economy and reduced travel after the September 11th terrorist attacks, however, the market rebounded and grew approximately 7% in 2002. Based on our assessment, we believe this market will continue to grow at a compound annual rate of more than 3% between 2003 and 2007.

Historically, a large part of this growth consisted of thermal fax paper that peaked in 1994 with a volume of 64,000 tons. Fax applications are moving rapidly to plain paper fax machines or electronic communications, such as email. Based on our assessment, the non-fax segments of the thermal market, which consists primarily of value-added grades, are expected to account for approximately 99% of the U.S. and Canadian thermal markets by 2005, up from 92% in 2001. We estimate annual growth between 2003 and 2007 in the non-fax segments to be more than 4%. Sales of thermal products have not been significantly impacted by seasonality.

Thermal Competitors

We believe we had more than 35% of the combined U.S. and Canadian thermal market in 2002, which we believe was more than twice as large as the market share of our largest competitor. In 2002, the top four thermal producers (Appleton, Koehler, Kanzaki, Ricoh Company, Ltd.) comprised approximately 80% of the total market. Kanzaki and Ricoh are domestic producers, while Koehler is based in Germany.

There are a number of other foreign competitors who have a presence in the United States and Canada. Foreign competitors typically focus on a limited range of products and compete based primarily on price. In the thermal market, Appleton competes primarily on the basis of service, product quality, breadth of product offering and price.

Security Products

Our security business developed out of our carbonless check business that continues to produce products with basic security features that make them resistant to forgery and counterfeiting. From that foundation we are building a more comprehensive business that incorporates security technologies including watermarks, taggants, embedded threads and fibers, and machine-readable technologies to address the sophisticated fraud and security problems that more and more companies face. We focus our security business on checks, business and government documents, and the emerging brand protection market.

Product Description

In 1994, we introduced DocuCheck™ Security Papers to provide reliable protection focused on the check market. We then introduced DocuMark™ Custom Solutions products for high-value documents such as titles, certificates and other official/high-value documents. Those products utilize watermarks and visible threads or fluorescent fibers embedded in the substrate that enable authentication of original documents and deter counterfeiting. Our TechMark™ Intelligent Solutions products use digital coding features to provide the highest level of machine-readable security.

Security Competitors

Our North American competitors include Boise, MeadWestvaco Corporation and JB Rolland. We believe we have a 5% share of the worldwide market for check paper and a smaller share in the secure document market. We believe no single producer has a significant share of the emerging brand protection market. Sales of our security products have not been significantly impacted by seasonality.

Geographical Financial Information

Our revenues from customers attributed to the U.S. were $768.3 million in fiscal 2002, $94.8 million in the 2001 successor period, $726.6 million in the 2001 predecessor period and $920.4 million in fiscal 2000. Our revenues from customers attributed to foreign countries were $129.7 million in fiscal 2002, $18.2 million in the 2001 successor period, $116.3 million in the 2001 predecessor period and $159.6 million in fiscal 2000. We do not hold a material amount of long-lived assets in foreign countries.

Research and Development and New Business Development

Research and development plays a vital role in our position as a leader in specialty coating and encapsulation technologies. Ongoing investment in research and development has enabled us to develop core competencies in the encapsulation process, specialty coating chemistry, and coating application technologies and systems. Our R&D efforts focus on applying those core competencies to improve our coated solutions products and our technical products and to support the work of our new business development team in developing new products. Those efforts include our security products business, which focuses on products with special security and authentication features.

For the coated solutions business, R&D professionals focus their efforts on reducing costs through product design changes, material savings, manufacturing efficiency improvements and enhancing product design to produce defect-free products that meet customer requirements. For the technical products business, R&D efforts focus on extending current product lines as well as developing new products with improved qualities and characteristics that meet emerging market needs. For our security business, we seek to develop or apply verification and authentication technologies to produce new identity products and services.

We recently created a technology development team to leverage and expand our expertise in coating applications, coating formulations, microencapsulation, security feature technology and radio frequency technology. We also narrowed the focus of our new business development efforts to performance packaging for both consumer and commercial markets.

We incurred $14.7 million in research and development costs in fiscal 2002 related to the development of new products and significant improvements to existing products.

Our strategy for growth also includes strengthening and expanding our presence in certain market segments and broadening our product offerings through acquisitions. We have evaluated and will continue to evaluate opportunities to acquire other companies that will help us achieve our business strategies. As a result, we may engage in discussions or, in some cases, negotiations with prospective targets and may make future acquisitions. Any such acquisitions will be subject to limitations contained in our debt instruments. Generally, we will not comment on such discussions or possible acquisitions until a definitive agreement has been executed.

Sales, Marketing and Distribution

We promote and sell our products through our own sales and marketing organization. We sell most of our products to printers, paper merchants, converters, distributors and original equipment manufacturers. Our sales personnel operate from field locations. Our marketing employees work to obtain and analyze market data, work with research and development personnel to develop new products, create unique new value-added services and provide support for our products. Our technical service representatives assist customers with production improvement and complaint resolution by telephone and in person at customer locations. Our customer service representatives are based in Appleton, Wisconsin, and receive customer orders, establish delivery dates, and answer inquiries about stock availability and order status.

We operate a network of eight distribution centers to store our products and distribute them to customers. Distribution centers are located in Appleton, Wisconsin; Harrisburg, Pennsylvania; Independence, Kentucky; Kansas City, Kansas; Portland, Oregon; Los Angeles, California; Atlanta, Georgia; and Peterborough, Ontario, Canada.

Customers

We currently have 35 merchant customers that stock and redistribute our carbonless sheet products on a national or regional basis through over 400 locations. We sell our carbonless rolls directly to 80 printer and converter customers. We also sell our carbonless rolls to over 400 forms printers through merchants on a drop-shipment basis. In those cases, we deliver our product from our Appleton distribution center and provide customer support directly to the printer while the merchant bears the credit risk of nonpayment.

We primarily sell our thermal products directly to converters who cut and rewind large rolls into smaller rolls, print and otherwise further process the paper based on end-user needs. We believe that during 2002 we were essentially the sole provider to over 80% of our carbonless customers. In addition, we believe we were essentially the sole provider to two of our ten largest thermal customers and that we sold product to more than 80% of all potential thermal customers in the North American market in 2002.

We sell our security products to check and other security printers who print checks, titles, certificates and other secure documents.

Sales to Unisource Worldwide, Inc. and xpedx each represented over 10% of our total net sales in 2002. Unisource accounted for approximately 14% and xpedx accounted for approximately 11% of our 2002 net sales.

Customer Focused Quality

Customer Focused Quality (CFQ) means meeting or exceeding customer expectations in all aspects of every transaction with Appleton. This approach to serving customers has become the core of our company culture, the hallmark of our competitive reputation and a point of differentiation from our competitors.

CFQ is a dynamic process designed to engage all Appleton employees. The process requires employees to identify their internal and external customers, define customer expectations, establish performance measures for meeting those expectations, and create a plan for continuous improvement. We believe that our employees’ ongoing commitment to CFQ significantly contributes to our ability to meet our business objectives.

Working Capital Practices

We maintain finished goods inventories at levels that enable us to provide 99% availability of stock items and next day delivery to 85% of our customers. We also maintain raw material inventories at levels consistent with demand for both stock and custom orders. The custom order lead times are 10 days or less for carbonless products and 21 days or less for thermal products. Our accounts receivable management practices, including terms of sale, accommodate the competitive differences of each business segment.

Order Backlogs

We do not have a substantial order backlog. Over 75% of orders call for stocking grades and a majority of sales of those stock products are delivered one day following the order. Less than 25% of our sales derive from custom orders. For competitive reasons we maintain custom order lead times at 10 days or less for carbonless products and 21 days or less for thermal products. For both year-end 2001 and 2002, products “ordered not shipped” totaled approximately 2% of our total annual shipment volumes.

Manufacturing

To produce carbonless paper, we coat the microcapsules onto paper either on a paper machine, where the paper is first manufactured and then, in a continuous process, coated with the microcapsules, or on an off-machine coater where previously manufactured paper is coated in a separate operation.

Coating the microcapsules on the paper machine is a technically challenging but efficient process because it saves the costs of winding, transporting and unwinding the paper before sending it through an off-machine coater. We believe we are the only U.S. carbonless producer that uses on-machine coating to apply microcapsules.

We manufacture all our thermal paper on off-machine coaters at the Appleton plant. We mix the specialized dyes, coreactants and stabilizers required for the thermal image reaction and apply those and other needed coatings to basestock, often in a continuous process in which the paper is coated and dried up to three times in a single pass. Significant technical challenges in coating thermal paper include both applying expensive coating materials in an efficient manner and drying the coated paper at low heat to prevent image reaction.

Paper machines and off-machine coaters are large, complex machines that operate most efficiently when operated continuously. Paper machine production and yield decline when a machine is stopped for grade changes in coatings, basis weight, color or width. Therefore, we organize our manufacturing processes so that all our paper machines and most of our coaters run almost continuously throughout the year. We schedule our higher volume, longer runs of carbonless products at our more cost-effective pulp and paper mills located in West Carrollton and Roaring Spring. Shorter runs of carbonless products as well as thermal and specialty coated products are produced on coaters at the Appleton plant. The plant’s 12 off-machine coaters use five different coating technologies. Three coaters are equipped with three coating heads each to allow production in one coating pass of thermal grades requiring three separate coatings.

The Appleton plant also produces all of our carbonless sheet products. As the demand for carbonless paper continues to decline, which we expect to occur, we will move carbonless production to our more cost-effective mills. We intend to utilize the open capacity at the Appleton plant for the production of technical products and new products developed through our new business development efforts.

The Roaring Spring mill is a fully integrated pulp and paper mill. Two of the mill’s three paper machines produce carbonless products while a third machine produces our security products.

The West Carrollton mill is the focus of our recycling operations. The mill features extensive waste paper processing and deinking operations. West Carrollton’s three paper machines produce carbonless and thermal basestock and finished carbonless paper products.

Raw Materials

Our principal raw materials consist of basestock, chemicals, pulp, wastepaper and packaging. In fiscal 2002, those materials made up approximately 60% of the annual cost of goods sold. Our largest raw material component is basestock, which was approximately 25% of our cost of goods sold in fiscal 2002. Most of our externally purchased basestock is acquired from four sources with whom we have one-year pricing and volume target purchase agreements. These agreements protect us to some extent from the significant pricing cycles for pulp and commodity paper products.

Approximately 10% of our cost of goods sold in 2002 was for pulp, wood and wastepaper used in the Roaring Spring and West Carrollton paper mills. While wastepaper and pulp prices are subject to swings in the supply and demand cycle for pulp and commodity papers, we seek to reduce the impact of those swings in the pulp and commodity paper cycle by negotiating price and volume agreements for pulp and by purchasing wastepaper through a national broker.

The technical challenges of manufacturing our products require Appleton to use many specialty raw materials, designed and manufactured to work with our products and manufacturing processes. We make purchasing decisions based upon quality, service, value and long-term strategic importance. We have long-term agreements with key suppliers designed to ensure stable and consistent supply, to promote joint development and engineering of new raw materials and products, to enhance total value to our customers and to protect mutual strategic interests.

We are a party to two significant chemical supply agreements, one of which is with Nisseki Chemical Texas Inc. and commenced January 1, 2002. Under this agreement we purchase primary solvents, which are a key component in our carbonless paper manufacturing process. The cost of those purchases was approximately 5% of our total 2002 chemical purchases. Pursuant to this agreement, we are obligated to purchase a significant portion of primary solvents through December 31, 2005. The agreement continues year to year after 2005 until either party terminates the contract.

We are also a party to a chemical supply agreement with ESCO Company Limited Partnership, Mitsui Toatsu Chemicals, Inc. and Yamamoto Chemicals, Inc., which commenced July 1, 1997. Under this agreement, we purchase black colorformers, which are chemicals that interact with other chemicals to form a neutral or black marking. The cost of those purchases was approximately 15% of our 2002 chemical purchases. Pursuant to this agreement, we are obligated to purchase a significant portion of black colorformers through June 30, 2007.

We are also party to a significant basestock supply agreement with Appleton Coated LLC, which commenced December 30, 2001. Under this agreement we purchase basestock products, which are rolls of uncoated paper used in the production of coated paper products. The cost of those purchases was approximately 59% of our total 2002 basestock purchases.

Pursuant to this agreement, which was amended effective as of December 30, 2002, we are obligated to purchase 65,000 tons of basestock during 2003 and 40,000 tons of basestock during 2004. The term of this agreement, as amended, expires on January 1, 2005.

Information Technology

We are approximately half-way through a two-year conversion of our computer system software designed to optimize our current business operations as well as expand our capabilities to accommodate future growth. The conversion, known as Project Venture, involves the installation of a J.D. Edwards enterprise resource planning software system. The project is being implemented in three waves with the first wave having successfully begun operations on December 29, 2002. The second wave involves our order-to-cash cycle (order entry, customer invoicing, accounts receivable and distribution). The second wave will begin in June 2003 using a phased approach, implementing one distribution center at a time until all distribution centers have been implemented. We believe this phased approach will help reduce the risk associated with the implementation of an enterprise resource planning software system of this size and complexity. We anticipate that our total capital expenditures for Project Venture will be approximately $22.6 million.

Employees

As of February 28, 2003, we employed approximately 2,500 persons, of whom approximately 1,550 were covered by union contracts. Of these employees, approximately 2,285 currently have an investment in the Company Stock Fund of our KSOP, including approximately 1,370 union employees.

Manufacturing employees at our major manufacturing facilities in Appleton, Roaring Spring and West Carrollton are represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union, or PACE. We entered into long-term labor contracts for all three of these facilities early in 2001. As a result, labor contracts at our Appleton and West Carrollton facilities will expire in 2006 and the Roaring Spring labor contract will expire in 2007. As of February 28, 2003, approximately 1,450 employees were covered by the labor contracts at these three facilities.

PACE also represents employees at the Appleton, Harrisburg and Edwardsville distribution centers. Employees at the Peterborough, Ontario, Canada facility are represented by Independent Paperworkers of Canada. Employees at the Portage, Wisconsin plant and our other distribution centers in Georgia, Kentucky, California and Oregon have chosen not to be represented by a union. Office employees have also chosen not to be represented.

We have enjoyed good labor-management relations over an extended period of time. There have been no work stoppages over the last 30 years. We believe this long-term relationship has been critical in developing efficient manufacturing sites and a workforce that is highly committed to Customer Focused Quality and the success of our company.

Intellectual Property

Our wholly owned subsidiary, WTA Inc., owns approximately 70 unexpired U.S. patents, through assignment from Appleton, covering carbonless and thermal paper products and manufacturing technologies, with foreign counterparts in Canada, Europe and Japan. We have also licensed technology from other paper manufacturers mainly involving non-critical manufacturing processes or materials used in such processes. Together with NCR, we have licensed technology to Kanzaki, Nippon Paper Industries Co., Ltd., formerly Jujo Paper Company, Ltd., and Yamamoto Chemicals Inc.

As part of the acquisition of our business from NCR in 1978, we obtained a 100-year license to use forms of the NCR Paper* trademark that are used as our brand for carbonless products.

Under our license agreements with Kanzaki, and as a result of a settlement of a potential patent interference proceeding, our rights to manufacture and sell thermal paper containing a single sensitizer, DPE, in some foreign countries are restricted until 2004. In response to this restriction, we have developed alternative technology, which could be cost-effective, and we have filed U.S. patent applications for this technology.

We do not believe that any single patent or patent application is material to our business or operations. We believe that the duration of our existing patents is consistent with our business needs.

*	NCR Paper is a registered trademark licensed to Appleton.

Environmental Matters

General

Our operations are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of wastewater and stormwater, storage, treatment and disposal of materials and waste, remediation of soil, surface water and groundwater contamination, and liability for damages to natural resources.

We are subject to the following material environmental laws and regulations:

•	the Comprehensive Environmental Response Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act, which governs the identification, reporting and cleanup of hazardous substances that have been released into the environment;

•	the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act and Hazardous and Solid Waste Amendment, which governs the disposal of solid waste and the identification, treatment and disposal of hazardous waste;

•	the Toxic Substances Control Act, which governs the regulation of hazardous chemical substances, such as asbestos, polychlorinated biphenyls, radon and lead;

•	the Federal Water Pollution Control Act, as amended by the Clean Water Act, which governs the regulation of the discharge of pollutants into navigable waters;

•	the Clean Air Act, which governs the regulation of the emission of contaminants into the atmosphere;

•	the Emergency Planning and Community Right-to-Know Act, which governs the reporting and emergency notification of hazardous and toxic chemicals used in or released from a facility; and

•	similar state statutes and regulations.

Compliance with these laws and regulations is an increasingly important factor in our business. We expect to incur capital expenditures of approximately $1 million in 2003, $2 million in 2004 and $9 million from 2005 through 2007 and to continue to incur expenditures after 2007 in order to maintain compliance with applicable federal, state and local environmental laws and regulations and to meet new regulatory requirements. Compliance with these regulatory requirements is likely to increase our expenses, reduce our earnings and adversely affect the operating flexibility of our manufacturing operations, which could harm our competitive position, especially relative to foreign competitors who may not be subject to the same restrictions and attendant compliance costs.

We are subject to strict, and under some circumstances, joint and several, liability for the investigation and remediation of environmental contamination, including contamination caused by other parties, at properties that we own or operate and at properties where we or our predecessors have arranged for the disposal of regulated materials. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. We could be involved in additional proceedings in the future and the total amount of these future costs and other environmental liabilities may be material. To our knowledge, we have only been named a potentially responsible party, or PRP, at one site for which our liability may be significant, the Lower Fox River site, which is described below, although it is possible that we could be named as a PRP for additional sites in the future.

We have adopted a corporate-wide Environment, Health and Safety, or EHS, management system. This system includes corporate and plant-specific EHS strategic plans and goals, annual EHS audits at each plant and management and employee incentives for continuous improvement in environmental management practices. It also includes testing of new chemicals and mixtures, and certification of vendors.

Portage Plant

The Portage plant operates under various state and federal permits for discharges and emissions to air and water. There are no known material liabilities with respect to environmental compliance issues at the Portage plant.

Roaring Spring Mill

The Roaring Spring mill operates under various state and federal permits for discharges and emissions to air and water.

In August 2000, we entered into a consent decree with the Environmental Protection Agency, or EPA, and the State of Pennsylvania to settle an enforcement action brought by the state and federal governments against us for alleged violations of the federal Clean Air Act. Under the consent decree, we made a payment to the government and agreed to install certain air emissions control equipment at the Roaring Spring mill by May 2002, at a cost of approximately $10 million. This air emissions control equipment was installed in 2002 and will, in addition to satisfying obligations under the consent decree, also serve to achieve compliance with new federal air emissions control regulations known as the “Cluster Rule.” The Cluster Rule regulates the release of pollutants into both the air and water by the pulp, paper and paperboard industry. The Cluster Rule establishes air emission standards and water effluent limitations guidelines and standards. We are not required to comply with these standards until 2006. However, the air emissions control equipment that we installed to comply with the consent decree also brings the Roaring Spring mill into compliance with the Cluster Rule. We have spent $9.9 million through December 28, 2002 to install and fine tune this equipment. The only other material capital expenditure that we expect to make over the next several years is the upgrade of the pollution control devices on our lime kiln at the Roaring Spring mill at a cost of approximately $0.5 million. Although we previously anticipated the need to install a lime kiln precipitator, during 2002 we determined that the planned upgrade of this equipment will bring us into compliance with the Cluster Rule as required in 2006. We do not anticipate that any other material capital expenditures will be required at any of our mills to comply with the Cluster Rule.

We have submitted to the State of Pennsylvania, and received state approval for, a landfill closure plan for a non-hazardous clay-lined landfill that is present at the Roaring Spring mill. Under the plan, we estimate closure costs to be approximately $950,000, with long-term groundwater monitoring costs expected to be up to $725,000 in aggregate over the next 30 years.

Appleton Plant

The Appleton plant operates under various state and federal permits for discharges and emissions to air and water. There are no known material liabilities with respect to environmental compliance issues at the Appleton plant.

West Carrollton Mill

The West Carrollton mill operates pursuant to various state and federal permits for discharges and emissions to air and water.

As a result of the de-inking of carbonless paper containing PCBs through the early 1970s, there have been releases of PCBs and volatile organic compounds into the soil in the area of the wastewater impoundments at the West Carrollton facility, and low levels of PCBs have been detected in the groundwater immediately under this area. In addition, PCB contamination is present in sediment in the adjacent Great Miami River, but it is believed that this contamination is from a source other than the West Carrollton mill. Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, we believe that it could be necessary to undertake remedial action in the future, although we are currently under no obligation to do so. We have not had any discussions or communications with any Federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. Remedial action to address PCB contamination in the area of the wastewater impoundments is expected to involve construction of a cap to prevent exposure to PCBs. In addition, remedial action could involve long-term monitoring of groundwater or the construction and operation of a groundwater pump-and-treat system to prevent migration of PCB contamination in groundwater, and the removal and disposal of PCB-contaminated sediment in the Great Miami River. The cost for remedial action—including installation of a cap, long-term pumping, treating and/or monitoring of groundwater, and removal of sediment in the Great Miami River—is estimated to range up to approximately $10.5 million, with approximately $3 million in short-term capital costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected. In conjunction with the acquisition of Appleton by the ESOP in 2001, AWA agreed to indemnify us for 50% of all environmental liabilities up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owner and operator of the West Carrollton mill may be liable for all or part of the cost of remediation of historic PCB contamination. Other than the PCB contamination in the area of the wastewater impoundments, there are no other known material liabilities with respect to environmental issues at the West Carrollton mill.

Lower Fox River

Introduction. Various state and federal government agencies and Native American tribes have asserted claims against us and other parties with respect to historic discharges of PCBs into the Lower Fox River in Wisconsin.

Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. Wastewater from the Appleton plant, the Combined Locks paper mill now owned by Appleton Coated (which is still owned by AWA’s ultimate parent) and from other local industrial facilities carried PCBs into the Lower Fox River during this time period. As a result, there are allegedly eleven million cubic yards of PCB-contaminated sediment spread over 39 miles of the Lower Fox River. Low levels of PCBs have also been washed by the Lower Fox River into Green Bay, which is part of Lake Michigan.

In June 1997, the EPA published notice that it intended to list the Lower Fox River on the National Priorities List of Contaminated Sites pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act, which we refer to as CERCLA or Superfund. The EPA identified seven potentially responsible parties, or PRPs, for PCB contamination in the Lower Fox River, including NCR and our company as the former and current owners and operators of the Appleton plant, and the owners of five paper reprocessing mills located on the Fox River, including Georgia-Pacific, P.H. Glatfelter Company, WTM I Co., owned by Chesapeake Corporation, Riverside Paper Corporation and U.S. Paper Mills Corp., which is now owned by Sonoco Products Company.

Remedial Action. In October 2001, the Wisconsin Department of Natural Resources, or DNR, released a remedial investigation/feasibility study for the Lower Fox River, studying various remedial alternatives. Also in October 2001, the DNR and EPA jointly issued, for public comment, a Proposed Remedial Action Plan (the “PRAP”) for the Lower Fox River proposing a remedial plan based on one of the remedial alternatives evaluated in the feasibility study. The PRAP involved a combination of monitored natural recovery and dredging and off-site disposal of sediment contaminated with PCBs. On January 7, 2003, the DNR issued a Record of Decision (the “ROD”), in which the EPA concurred, on the first two segments of the river which are largely upstream of the Appleton plant. The ROD provides for dredging in the first segment and monitored natural recovery in the second segment, as proposed in the PRAP; however, the ROD also provides that up to 25% of the remedy in the first segment may consist of capping if dredging proves not to be cost-effective and certain conditions are met. It is our position that neither Appleton nor NCR has any responsibility or liability for PCB contamination in the first segment of the Lower Fox River. We believe that a ROD covering the third, fourth and fifth segments of the Lower Fox River (which includes Green Bay) will be issued prior to the third quarter of 2003 and will propose remedial actions substantially similar to those proposed in the PRAP.

In a December 2002 update to its cost estimates, which appears to incorporate the remediation proposed in the ROD, the DNR estimates total costs for the Lower Fox River remedial action plan of approximately $333 million over a 7 to 18 year time period. Most of the estimated costs pertain to the removal of large quantities of sediment from the Lower Fox River by dredging, dewatering of the dredged materials, treatment of the dredge water and off-site disposal of the remaining solids. Based on cost estimates of large-scale dredging response actions at other sites and many subjective assumptions regarding the work to be done, engineers engaged by several of the PRPs have estimated that the cost of the remediation work in the PRAP could be between $740 million and $1.6 billion. The DNR strongly disputes this analysis and continues to believe that its cost estimates are accurate.

The total costs estimated by the DNR, EPA and the U.S. Fish & Wildlife Service, or FWS, for the proposed remediation and natural resource damages, or NRD, discussed below range from $509 million to $666 million. We do not believe that the remedial action proposed by the DNR in the ROD is appropriate or cost-effective. We, along with the other PRPs, have developed a substantial body of evidence that we believe demonstrates that selection of alternatives involving active, river-wide remediation, particularly massive dredging, would be inappropriate and unnecessary. There is ongoing, vigorous debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage contaminated sediments. Although we believe that the remedy proposed by the PRAP and adopted in the ROD (for the upper portion of the river) is inappropriate and may be substantially modified and improved over time through further design and experience, the issuance of the ROD greatly reduces the uncertainty about the remedy which will be selected by the EPA and DNR for the remaining three segments of the Lower Fox River.

Natural Resource Damages (“NRD”). In October 2000, the FWS released a proposed restoration and compensation determination plan presenting the federal and tribal natural resource trustees’ planned approach for restoring natural resources injured by PCBs and calculating the potential natural resource damages under different remedial action scenarios. The final NRD valuation will depend on the extent of PCB cleanup; however, the proposed plan estimates that natural resource damages will fall in the range of $176 million to $333 million for all PRPs in the aggregate. Over the past several years and at various natural resource damage sites, the FWS and other government agencies have settled NRD claims for amounts substantially less than original estimates or claims. In June 2002, the state and federal trustees announced a proposed settlement of their NRD claims against Fort James Operating Company, a subsidiary of Georgia-Pacific Corporation (“Fort James”), the owner of one of the reprocessing mills. Under the settlement, Fort James would pay for or conduct restoration projects with a total cost of approximately $14 million. The proposed settlement has been challenged by an environmental group in a case pending before the U.S. District Court in Milwaukee. We, along with NCR and the trustees, have expressed an interest in negotiating a similar NRD settlement for us and NCR, and preliminary discussions have begun. We anticipate the actual costs for the PRPs to settle NRD claims related to the Lower Fox River to be significantly less than the initial range of $176 million to $333 million.

Our Share of Liability. We purchased the Appleton plant from NCR in 1978, after the use of PCBs in the manufacturing process was discontinued. Nevertheless, pursuant to CERCLA, we and NCR are viewed by the EPA as PRPs. Accordingly, we and NCR asserted indemnity claims against each other pursuant to the terms of the agreement for the purchase of the assets of the business in 1978. In order to resolve our indemnification obligations to each other, we entered into an interim settlement agreement with NCR in 1998 under which the parties agreed to share both defense and liability costs arising from the Lower Fox River.

In addition to our interim settlement agreement with NCR, five of the seven PRPs, excluding U.S. Paper Mills and Riverside Paper, have entered into a non-binding agreement to share both defense costs and costs for scientific studies relating to PCBs discharged into the Lower Fox River.

A study performed by the FWS in 2000 provided a preliminary estimate of the amount of PCBs discharged into the Lower Fox River by each PRP and concluded that the discharges from the Appleton plant and the Combined Locks paper mill (which we formerly owned and which is now owned by an affiliate of AWA) represented a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates are presently under review by the FWS and may be revised. The FWS analysis will not be binding on the PRPs. The final allocation of liability among the PRPs will be determined by negotiation, litigation or other dispute resolution processes. Based on historical and technical analyses performed by environmental engineers we have engaged, we believe that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total discharged by all the PRPs. A portion of our potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay their respective share(s) of the potential liability, we could be responsible for a portion of their share(s). Based on a review of publicly available financial information about the other PRPs, we believe that the other PRPs will be required, and have adequate financial resources, to pay their share of the remediation and natural resource damage claims for the Lower Fox River.

Interim Restoration and Remediation Consent Decree. We have entered into a consent decree with NCR, the DNR, the Wisconsin Department of Justice, the EPA, the FWS, the U.S. Department of Justice, the National Oceanic and Atmospheric Administration, and the Oneida and Menomonee Indian Tribes, which are collectively referred to as the intergovernmental partners, or IGP. Pursuant to the consent decree, we and NCR will provide up to $41.5 million over a period of four years, up to a maximum of $10.4 million per year, for interim restoration and remediation efforts directed by the IGP. We and NCR will each pay about half of this amount. Under the consent decree, the IGP agree not to sue or take administrative action against us and NCR during the four-year period including pursuant to any claims that could be made as a result of the issuance of the ROD. The consent decree does not constitute a final settlement with the IGP or provide protection against future claims against us and NCR; however, under the decree, we and NCR will receive full credit against remediation costs and NRD claims for all monies expended for restoration and remediation of the Lower Fox River during the interim period.

Estimates of Liability. A precise estimate of our ultimate share of remediation and natural resource damage liability cannot be made at this time due to uncertainties with respect to:

•	the scope and cost of implementing the final remediation plan;

•	the scope of restoration and final valuation of federal and state NRD assessments;

•	the evolving nature of remediation and restoration technologies and governmental policies; and

•	our share of remediation and NRD costs relative to the other PRPs.

However, the issuance of the ROD greatly reduces the uncertainty about the remedy that will be selected for the remaining three segments of the Lower Fox River and provides us the ability to reasonably estimate our potential liability. Accordingly, we recorded an additional $80.8 million charge to our existing $13.7 million reserve in 2002. In addition, we recorded an additional $59.8 million receivable to our existing $13.7 million indemnification receivable from AWA. The $21.0 million difference between the additional reserve and the indemnification receivable represents the discounted share of Lower Fox River costs for which we are responsible. This $21.0 million amount will accrete to $25.0 million by the end of 2005. We used the estimates described below, including the most recent government agency estimates, in estimating our total Lower Fox River environmental liability:

•	total costs for remediation of $400 million, based on the DNR’s estimate of $333 million in total costs for remediation, plus a 20% contingency;

•	the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than our estimate (we assume that Appleton and NCR are primarily responsible for only the discharges from our plant and our former mill and not for other discharges);

•	costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less, based on the IGP’s $14 million settlement of NRD claims against Fort James;

•	our responsibility for about half of the claims asserted against Appleton and NCR, based on our interim settlement agreement with NCR, the terms of which are confidential; and

•	$20 million in fees and expenses.

Because of the numerous uncertainties underlying these estimates, it is possible that our share of costs will be higher.

AWA Indemnification. In conjunction with the acquisition of Appleton in 2001, we entered into two indemnification agreements under which AWA agreed to indemnify Paperweight Development and Paperweight Development agreed to indemnify us for, and pay, all governmental and third party liabilities and all costs and expenses incurred by us in defending ourselves against governmental and third party claims, which we refer to as the Fox River Liabilities. The Fox River Liabilities also include fees and expenses of our environmental counsel, advisers, engineers and scientific experts, and the costs incurred in obtaining studies and other analyses concerning various remedial alternatives for the Lower Fox River.

The indemnification agreements mirror one another and result in our receiving the indemnification payments directly or indirectly from AWA. This summary assumes that AWA is satisfying the Fox River Liabilities by paying us directly or making payments on our behalf to third parties, even though the indemnification agreements provide that Paperweight Development is indemnified by AWA and Paperweight Development indemnifies us.

Under the indemnification agreements, we will be indemnified for the first $75 million of Fox River Liabilities and for those in excess of $100 million. We are responsible for the $25 million of liabilities between $75 million and $100 million. The indemnification agreements provide that it is the intent of the parties that at no time will we or Paperweight Development be required to fund any costs and expenses relating to the Fox River Liabilities for which we or Paperweight Development will be indemnified. Under its indemnity, AWA provided for payment of $14.1 in Fox River Liabilities through 2002.

In connection with the indemnification agreements and in order to assure us, the ESOP Trustee and our lenders that AWA would be able to meet its indemnification obligations under these agreements, AWA purchased and fully paid for indemnity claim insurance from an affiliate of American International Group, Inc., or AIG.

The AIG insurance policy is a $250 million policy that is designed to provide coverage, with the exception described below, for an increasing amount of potential Fox River Liabilities for each of the 12-month periods beginning November 9th of the years specified below:

Year	Maximum Coverage
2001	$ 75 million
2002	$100 million
2003	$125 million
2004	$150 million
2005	$175 million
2006	$200 million
2007 and thereafter	$250 million
(unless reduced as described below)

The amounts available under the AIG insurance policy were determined as a result of negotiations with AWA and are not based on any particular cost estimates. We believe that the $250 million available under the AIG insurance policy will be in excess of our ultimate liability for remediation of the Lower Fox River even if (a) the costs of remediation were to be twice the government agencies’ estimate of $333 million, (b) our NRD settlement were to be twice the $14 million obtained by Georgia-Pacific, and (c) our combined share with NCR of all of these liabilities were to be substantially more than any estimate of our share of PCB discharge.

The AIG insurance policy was designed to provide a funding source to satisfy the Fox River Liabilities and other liabilities. As such, the policyholder (described below) has designated a third party administrator to manage the various environmental issues that arise with respect to the Lower Fox River. This administrator works with our employees as negotiations and discussions occur with governmental authorities and third parties. As we incur costs and expenses that constitute Fox River Liabilities, we submit invoices to the administrator which are in turn submitted to AIG and then paid under the AIG insurance policy. As noted above, the indemnification agreements negotiated with AWA and the AIG insurance policy are designed to ensure that we will not be required to fund any costs and expenses for the Fox River Liabilities and to assure us, the ESOP Trustee and our lenders and investors that we will not have to rely on AWA itself to make these payments.

The AIG insurance policy will not terminate sooner than the stated maturity of our senior subordinated notes unless we experience some types of changes of control and provided we comply with the provisions of the senior credit facility and senior subordinated notes, including provisions that could require us to repay or offer to repay that indebtedness. The AIG insurance policy will be extended beyond the stated maturity of the senior subordinated notes, which we refer to as an extension period, (1) for up to three years if a designated arbiter is not able to determine that we will have sufficient internal cash to repay the senior subordinated notes at stated maturity, or if the designated arbiter determines we will have sufficient cash but we do not actually repay the senior subordinated notes or irrevocably deposit funds sufficient to repay them or (2) for up to five years if AWA shall have committed a payment default under its indemnification obligations in excess of $1 million that is not cured within 60 days of written notice. The amount of coverage required under the AIG insurance policy during an extension period will be the lesser of (1) two times the excess of the required remaining indemnification payments during the extension period over funds available from the net worth protection described below and the amounts otherwise available under the policy after December 15, 2008 from the stream of payments we refer to as the annuity as determined by a designated arbiter or (2) the amount of coverage available under the AIG insurance policy remaining on the first day of the extension period.

The AIG insurance policy is owned by a Bermuda corporation which we refer to as the policyholder. Under the indemnification agreements, the policyholder has the right to elect to reduce the maximum coverage amount from $250 million to $167 million at any time after the notes are paid in full and certain other conditions are met or upon a change of control. At such time, AIG will make available to the policyholder a stream of payments that continues until 2027, which we refer to as the annuity.

In order to establish and administer the AIG insurance policy, AWA and Paperweight Development each formed direct or indirect special purpose subsidiaries that jointly own the policyholder. The policyholder owns and is the direct beneficiary of the AIG insurance policy. At the closing of the acquisition, AWA assigned, and the policyholder assumed, AWA’s share of the Fox River Liabilities under AWA’s indemnification agreement in exchange for a capital contribution by AWA to the policyholder in the amount of the premium due under and to fully purchase the AIG insurance policy. AWA has not been released from its primary responsibility for performance under its indemnification agreement. This structure is intended to protect the policyholder and the AIG insurance policy from claims made by the creditors of AWA, Paperweight Development and/or their respective affiliates, including the special purpose subsidiaries that own the policyholder, in a bankruptcy or other liquidation proceeding involving any of these companies.

At the closing of the acquisition, AWA, Paperweight Development, the special purpose subsidiaries and the policyholder entered into a Relationship Agreement, which, among other things and subject to certain limited exceptions, prohibits AWA and Paperweight Development from taking any actions that would result in any change to this structure including, without limitation, (1) amendments to the charter documents of any of the special purpose subsidiaries or the policyholder, (2) issuances, redemptions or transfers of any of the equity securities of the special purpose subsidiaries or the policyholder and (3) transfers or assignments of the AIG insurance policy. In addition, AWA and Paperweight Development agreed, with respect to the special purpose subsidiaries, and the special purpose subsidiaries agreed, with respect to the policyholder, that they will not make any assignment for the benefit of creditors, consent to the appointment of a receiver for their assets, or file any petition or application under any bankruptcy, reorganization or similar liquidation law or regulation.

The indemnification agreements provide that AWA can elect to control and manage the Fox River Liabilities with the cooperation and assistance of our personnel. We have agreed to make certain of our employees available to AWA at its cost to assist with discussions and negotiations with the EPA, the DNR, the FWS and other governmental agencies.

In addition to the AIG insurance policy, AWA agreed to deposit up to $75 million, minus all previous indemnification payments made for Fox River Liabilities, into an escrow account, which we refer to as the net worth protection, if the maximum coverage limits under the AIG insurance policy are no longer in force, if AWA has not yet paid its first $75 million of Fox River Liabilities and if AWA’s consolidated tangible net worth is less than £500 million (1) for two consecutive fiscal quarters, or (2) in whole or in part as a result of a sale of assets outside the ordinary course of business, a sale of stock or other ownership interests of any direct or indirect operating subsidiary or a transaction out of the ordinary course of business.

The AIG insurance policy and the net worth protection are collectively referred to as the financial assurance. Under the indemnification agreements, AWA is able to reduce some of the financial assurance to avoid duplication of the components of the financial assurance.

The indemnification agreements provide for a dispute resolution process involving arbitration in accordance with the Center for Public Resources—Rules for Non-Administered Arbitration.

AWA’s indemnification obligation to us is also discussed in Notes 2 and 19 of Notes to Consolidated Financial Statements.

Item 2. Properties

We own or lease the facilities reflected in the table below. We believe that our plants and facilities have been well maintained, are in good condition, are suitable for their respective operations and provide sufficient capacity to meet production requirements.

Location	Description	Approximate Square Footage	Status
Appleton, Wisconsin (Wisconsin Ave.)	Headquarters Office and Manufacturing Plant	885,000	Owned
Portage, Wisconsin	Capsule Manufacturing Plant	44,000	Owned
Roaring Spring, Pennsylvania	Pulp and Paper Mill	634,000	Owned
West Carrollton, Ohio	Pulp and Paper Mill	750,000	Owned
Appleton, Wisconsin (1) (Radio Road)	Distribution Center and Warehouse	430,000	Lease expires 11/30/05
Appleton, Wisconsin (1) (Kensington Drive)	Distribution Center	360,000	Lease expires 12/31/04
Independence, Kentucky	Distribution Center	350,000	Lease expires 6/30/06
Harrisburg, Pennsylvania	Distribution Center	300,000	Lease expires 8/16/06
Ontario, California	Distribution Center	260,000	Lease expires 5/31/05
Edwardsville, Kansas	Distribution Center	240,000	Lease expires 12/28/10
McDonough, Georgia	Distribution Center	210,000	Lease expires 3/31/07
Portland, Oregon	Distribution Center	70,000	Lease expires 5/31/03
Peterborough, Ontario, Canada	Distribution Center	60,000	Lease expires 12/31/04

(1)	The Radio Road and Kensington Drive facilities are operated as a single distribution center.

Between fiscal 1998 and fiscal 2002, we invested approximately $261 million in capital improvements, approximately $212 million of which was spent at our manufacturing facilities. The primary goal of this capital spending was to improve manufacturing efficiencies, product quality and cycle time. Of the $212 million spent at our manufacturing facilities, approximately $23 million was spent to comply with applicable environmental regulations.

We also maintain 9 field sales offices in the U.S., all of which are in leased premises under short-term leases.

Item 3. Legal Proceedings

From time to time we are subject to a number of legal proceedings and other claims arising in the ordinary course of our business. Other than the Ellis, Cinquanti, McLaughlin and Marks v. Appleton Papers Inc. case and the Lower Fox River matter described above, we do not believe that any pending or threatened legal proceedings or other claims will have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

In Ellis, Cinquanti, McLaughlin and Marks v. Appleton Papers Inc., a case pending in U.S. District Court in Syracuse, New York, the plaintiffs generally allege that exposure to carbonless paper has caused allergic reactions which are totally disabling and that they are, therefore, entitled to substantial damages. The plaintiffs are seeking monetary damages in an aggregate amount of $12 million, plus punitive damages. We have defended a number of such cases over the past 20 years, settling some for amounts which are not material to our business and obtaining dismissals in others based on various arguments including, in one case, that the plaintiff’s alleged proof that carbonless paper causes injury was based on “junk science.” While we are vigorously defending ourselves and expect to prevail in this case and in any similar cases that may be brought against us in the future, there can be no assurance that we will be successful in our defense.

For a discussion of environmental matters see “Item 1. Business—Environmental Matters” and Note 19 of Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

On November 9, 2001 we issued to AWA a senior subordinated note due 2008 in the aggregate principal amount of $250 million. We issued the note to AWA in a private placement pursuant to Section 4(2) of the Securities Act, which exempts from registration sales of securities that do not involve a public offering. There were no underwriters used and no underwriting discounts or commissions were paid.

On December 14, 2001 we sold to Bear, Stearns & Co. Inc., TD Securities (USA) Inc., ABN AMRO Incorporated and U.S. Bancorp Piper Jaffray Inc., who we refer to as the initial purchasers, $250 million in aggregate principal amount of our 12½% Series A senior subordinated notes due 2008. We offered and sold the notes to the initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act, which exempts from registration sales of securities that do not involve a public offering. The initial purchasers resold the notes to “qualified institutional buyers” in reliance on Rule 144A under the Securities Act for cash in an amount equal to $1,000 per $1,000 principal amount at maturity. The aggregate offering price was $250 million, and the aggregate underwriting commissions and discounts were $7,587,329.

Effective November 9, 2001, Paperweight Development Corp. sold 10,684,373 shares of its common stock to the Company Stock Fund of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan, or KSOP. The Company Stock Fund acquired the shares pursuant to an offer to eligible participants in the KSOP of a one-time irrevocable election to direct the ESOP trustee to accept the transfer of all or any part of their existing balances in the KSOP and our 401(a) plan to the Company Stock Fund. The aggregate offering price was $106,843,720. There were no underwriters used and no underwriting discounts or commissions were paid. The offer and sale of the shares was made pursuant to Rule 701 under the Securities Act, as amended, and a no-action letter issued by the Securities and Exchange Commission to Paperweight Development and Appleton dated July 3, 2001.

Effective December 30, 2001, Paperweight Development sold 116,614 shares of its common stock to the Company Stock Fund of the KSOP. The Company Stock Fund acquired the shares with payroll deductions deferred to the Company Stock Fund during the period from November 10, 2001 to December 29, 2001 by employees of Appleton who are participants in the KSOP. The aggregate offering price was $1,166,140. There were no underwriters used and no underwriting discounts or commissions were paid. The offer and sale of the shares was made pursuant to Rule 701 under the Securities Act, as amended, and a no-action letter issued by the Securities and Exchange Commission to Paperweight Development and Appleton dated July 3, 2001.

Effective July 1, 2002, Paperweight Development sold 341,480 shares of its common stock to the Company Stock Fund of the KSOP. The Company Stock Fund acquired the shares with payroll deductions deferred to the Company Stock Fund during the period from December 30, 2001 to June 12, 2002 by employees of Appleton who are participants in the KSOP. The aggregate offering price was $4,374,362. There were no underwriters used and no underwriting discounts or commissions were paid. The offer and sale of the shares was made pursuant to Rule 701 under the Securities Act, as amended, and a no-action letter issued by the Securities and Exchange Commission to Paperweight Development and Appleton dated July 3, 2001.

There is no established trading market for the common stock of Paperweight Development, Appleton or WTA Inc. All of the outstanding shares of Paperweight Development are owned of record by the KSOP, in which there are approximately 2,375 participants who have invested in the Company Stock Fund. All of the outstanding shares of Appleton are owned of record by Paperweight Development and all of the outstanding shares of WTA Inc. are owned of record by Appleton.

In order to finance the acquisition of the Company from AWA, Appleton entered into various loan agreements and then loaned the proceeds to Paperweight Development so it could close the transaction. In November 2002, Appleton declared and paid to Paperweight Development a dividend of $596.9 million. Paperweight Development used the dividend proceeds to repay this intercompany loan, plus accrued interest, owed to Appleton. Also in 2002,

WTA Inc. declared and paid to Appleton a dividend of $6.2 million. WTA Inc. had received payment of accrued interest and royalties from Appleton, which it then returned to Appleton as a dividend.

In 2001, immediately prior to the acquisition of Appleton from AWA, Appleton declared and paid to our parent corporation at the time, Appleton Investments LLC, a dividend of approximately $51,000 in conjunction with the settlement of remaining intercompany debt balances.

Other than the intercompany settlement transactions described immediately above, no dividends have been declared on the common stock of Paperweight Development, Appleton and WTA Inc. in the last two fiscal years and none of these entities currently anticipates paying dividends in the foreseeable future. Each of these entities is restricted from declaring dividends and repurchasing common stock pursuant to provisions contained in our senior credit facility and trust indenture. Refer to Notes 12, 22 and 25 of the Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data

Selected Financial Data

The following tables set forth selected historical consolidated financial data for Paperweight Development and Appleton as of and for each of the five fiscal years in the five-year period ended December 28, 2002. The historical consolidated financial data for the fiscal year ended December 28, 2002, the periods ended December 29, 2001 and November 9, 2001 and for the fiscal year ended December 30, 2000 were derived from our consolidated financial statements included elsewhere in this report, which have been audited by PricewaterhouseCoopers LLP, our independent public accountants, as indicated in its report included in “Item 8. Financial Statements and Supplementary Data.” The remaining historical financial data presented below were derived from our audited consolidated financial statements not included in this report. The historical consolidated financial data presented in this report are not necessarily indicative of our financial position or the results of operations for any future period. The financial and other operating data set forth below should be read in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and related notes included elsewhere in this report.

	(Successor Basis)		(Predecessor Basis)
	2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001	2000	1999	1998
	(in thousands)		(in thousands)
Statement of Operations Data:
Net sales	$897,973	$112,950	$842,868	$1,080,013	$1,123,833	$1,132,147
Cost of sales	630,712	76,345	591,741	752,616	789,194	794,817

Gross profit	267,261	36,605	251,127	327,397	334,639	337,330
Selling, general and administrative	156,577	18,693	135,126	166,238	162,324	159,103
Restructuring and other charges (1)	—	—	6,385	7,816	44,542	—
Special charges (2)	21,017	—	24,301	18,488	25,409	5,660

Operating income	89,667	17,912	85,315	134,855	102,364	172,567
Interest expense	68,354	10,638	25,441	43,244	42,926	60,215
Debt extinguishment expenses	11,754	—	10,392	7,502	—	—
Interest income	(990)	(406)	(8,818)	(13,750)	(11,273)	(12,400)
Other (income) expense	(46)	(53)	492	(1,176)	3,103	(11,777)

Income before income taxes from continuing operations	10,595	7,733	57,808	99,035	67,608	136,529
Provision for income taxes	503	117	20,625	32,874	17,715	53,716

Income from continuing operations	10,092	7,616	37,183	66,161	49,893	82,813
Loss from discontinued operations, net of tax (3)	—	—	(4,462)	(13,063)	(55,691)	(25,726)

Income (loss) before cumulative effect of accounting change	10,092	7,616	32,721	53,098	(5,798)	57,087
Cumulative effect of accounting change, net of tax (4)	—	—	—	—	(6,835)	—

Net income (loss)	$10,092	$7,616	$32,721	$53,098	$(12,633)	$57,087

Other Financial Data:
Depreciation and amortization	67,977	6,005	36,659	42,897	46,515	47,528
Capital expenditures	32,444	6,741	49,804	81,072	37,685	53,360
Ratio of earnings to fixed charges (5)	1.1	1.7	3.1	3.1	2.6	3.1
Balance Sheet Data (at end of period):
Working capital (deficit) (6)	$89,706	$145,043	$181,187	$(171,503)	$108,892	$95,291
Total assets	960,162	1,002,298	788,719	774,504	948,708	1,105,202
Total debt	520,673	670,225	13,279	499,944	569,604	705,571
Redeemable common stock	133,581	104,663	—	—	—	—
(Accumulated deficit) retained earnings	(541)	7,616	—	—	—	—
Shareholder’s equity (deficit)	—	—	510,773	(519)	66,091	63,124

(1)	During the third quarter of fiscal 1999, we announced plans to close our Harrisburg plant, which was sold on August 17, 2001. See Note 6 of Notes to Consolidated Financial Statements.
(2)	Special charges consist of the following items:

	(Successor Basis)		(Predecessor Basis)
	Fiscal 2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001	Fiscal
				2000	1999	1998
	(in thousands)
Environmental expense (a)	$21,017	—	$23,389	$3,148	$3,590	$3,411
Litigation settlements (b)	—	—	449	3,625	21,819	2,249
Equipment relocation expenses (c)	—	—	463	5,215	—	—
Loss on investment (d)	—	—	—	6,500	—	—

Total	$21,017	—	$24,301	$18,488	$25,409	$5,660

(a)	Represents costs related to the Lower Fox River. See “Item 1. Business—Environmental Matters.” In connection with the acquisition, AWA has agreed to indemnify us for certain of these costs. See “Item 1. Business—Environmental Matters—Lower Fox River—AWA Indemnification.”
(b)	Represents settlement amounts and legal fees, primarily for two litigation matters.
(c)	Represents costs to dismantle and transport equipment from the Harrisburg plant to the Appleton plant and Roaring Spring mill as part of the Harrisburg plant closure.
(d)	Represents write-off of the notes receivable and equity investment in Paperhub.com, a proposed internet paper and supplies purchasing business. Paperhub.com has ceased its operations and, subject to limitations, AWA and affiliates of AWA have agreed to indemnify us for any further liabilities in connection with this investment.
(3)	Effective November 26, 2000, we completed the transfer of two wholly owned subsidiaries, Appleton Coated and Appleton Leasing, to Appleton Coated Papers Holdings Inc. These two subsidiaries consisted entirely of our coated free sheet, fine paper products and leasing divisions. We classified these subsidiaries as discontinued operations in our consolidated balance sheet and consolidated statements of operations for all periods presented. The Newton Falls, New York mill, which was part of the business operated by Appleton Coated and therefore included in discontinued operations for the periods presented, was not included within the November 26, 2000 transfer described above because the Newton Falls mill was sold to a third party in the third quarter of 2001. After the mill was sold, Newton Falls, Inc. was transferred to an affiliate of AWA. See Note 5 of Notes to Consolidated Financial Statements.
(4)	Represents the write-off of deferred start-up costs.
(5)	For the purpose of calculating these ratios, we define earnings as pre-tax income from continuing operations plus fixed charges. We define fixed charges as interest expense plus amortized expenses related to indebtedness.
(6)	Beginning in fiscal 1998, includes parent company debt which has been classified as a current liability. See Note 7 of Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of Paperweight Development Corp. and Appleton Papers Inc. for the three-year period ended December 28, 2002. This discussion should be read in conjunction with our accompanying Consolidated Financial Statements and related notes.

General

Appleton Papers Inc. creates innovative products for business, consumer and government applications worldwide through its development and use of coating formulations and applications and encapsulation technology. We believe we are the world’s largest producer of carbonless paper. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. We also believe that we are the largest manufacturer of thermal paper in the United States and Canada. Thermal paper is used to make point-of-sale, tag, ticket and label products. In addition to carbonless and thermal paper, we produce security products that have authentication features such as watermarks, taggants, embedded threads and fibers, and machine-readable technologies. We also manufacture a variety of coated products used for applications such as digital inkjet printing and point-of-sale displays, as well as design and print applications. We currently operate manufacturing facilities in Roaring Spring, Pennsylvania, West Carrollton, Ohio and Appleton, Wisconsin, as well as a U.S. and Canadian system of eight distribution centers.

Acquisition of Appleton Papers. At the close of business on November 9, 2001, Paperweight Development acquired Arjo Wiggins Delaware General Partnership, or AWDGP, and its wholly owned subsidiary, Appleton Papers Inc., from Arjo Wiggins Appleton p.l.c. (“AWA”) for $810 million. Paperweight Development had no operating activity prior to the acquisition of AWDGP.

We and Paperweight Development financed the acquisition, refinanced most of our current debt and paid related fees and expenses with the following:

•	$79 million of our available cash;

•	$340 million of a senior credit facility, of which $265 million of term loans were borrowed at the closing of the acquisition;

•	$250 million in aggregate principal amount of a senior subordinated note due 2008 issued by us to AWA, which was repaid with the proceeds of the offering of the $250 million aggregate principal amount of 12.5% Series A Senior Subordinated Notes due 2008 and other available cash;

•	a deferred payment obligation with a present value of $140 million at the closing of the acquisition to be paid to one of AWA’s affiliates; and

•	$107 million in proceeds from the sale of Paperweight Development redeemable common stock to the ESOP.

The acquisition was accounted for using the purchase method and the financial statements of Appleton Papers were adjusted on November 10, 2001 to reflect its assets and liabilities at fair value. We refer to the period November 10, 2001 to December 29, 2001 as the 2001 successor period. The successor period includes the accounts of Paperweight Development and its wholly owned subsidiaries, which we refer to as the successor company. We refer to the period December 31, 2000 to November 9, 2001 as the 2001 predecessor period. The predecessor period includes the accounts of Appleton Papers, its wholly owned subsidiaries, as well as Appleton Papers’ direct parent companies, AWDGP and Appleton Investments LLC, which we collectively refer to as the predecessor company. The accounts for AWDGP and Appleton Investments consisted of debt used to fund the operations of Appleton Papers and corresponding interest expense and tax benefits.

Facility Closing and Related Restructuring. During the third quarter of fiscal 1999, we announced plans to close our Harrisburg plant in fiscal 2001 to improve operational efficiencies by reducing excess production capacity. As a result, we recorded restructuring charges of $44.5 million in fiscal 1999, $7.8 million in fiscal 2000, and $6.4 million in fiscal 2001 related to the Harrisburg plant closure. The charge recorded in fiscal 1999 was primarily due to the Harrisburg asset impairment totaling $26.4 million, costs for employment terminations of $11.3 million and distribution center exit costs of $6.0 million. As part of the Harrisburg plant closure, we also recorded a special charge, described below, of $5.2 million in fiscal 2000 and $0.5 million in fiscal 2001. For a more detailed review of these activities, please read our Consolidated Financial Statements and related notes included elsewhere in this report.

Special Charges. Special charges consist of (1) environmental expenses related to the Lower Fox River, (2) settlement and legal fees, primarily for two litigation matters, (3) costs to dismantle and transport equipment from the Harrisburg plant to the Appleton plant and the Roaring Spring mill as part of the Harrisburg plant closure and (4) the write-off of the notes receivable and equity investment in Paperhub.com, a proposed internet paper and supplies purchasing business.

Discontinued Operations. On November 26, 2000, we completed the transfer of two wholly owned subsidiaries, Appleton Coated LLC and Appleton Leasing LLC, to Appleton Coated Papers Holdings Inc., an affiliate of AWA. These two subsidiaries, which have been operated with a separate management team since the first quarter of fiscal 1999, consisted entirely of our coated free sheet, fine paper products and leasing divisions. The Newton Falls, New York mill, which was part of the business operated by Appleton Coated, was not included within the November 26, 2000 transfer. The Newton Falls mill was sold to a third party in the third quarter of 2001. On October 28, 2001, we completed the transfer of Newton Falls, Inc. to Newton Falls LLC, an affiliated company of AWA. These subsidiaries, including the Newton Falls mill, have been classified as discontinued operations for purposes of our financial statements and the following discussion and analysis.

Nature of Operations. In the fourth quarter of 2002, we redefined our segment reporting and created three segments: coated solutions, technical products and security products. The coated solutions segment combines the operations of our carbonless business with our specialty business, our emerging digital products business and our business of engineered manufacturing solutions or toll coating services. The technical products segment consists of our thermal business as well as the development of non-thermal label products and related substrates. Our security segment focuses on checks, business and government documents, and the emerging brand protection market. Sales within the coated solutions business accounted for approximately 77% of consolidated net sales in 2002, 79% of consolidated net sales in fiscal 2001 successor and predecessor periods and 80% of consolidated net sales for 2000. The principal markets for our products are printers, merchants and converters in the United States and Canada.

Project Venture. In January 2002, our board of directors formally approved Project Venture, a $22.6 million capital project to install a new enterprise resource planning system with the goal of optimizing our current business operations as well as expanding our capabilities to transform to a new products company. We selected J.D. Edwards to provide the software system solution. Project Venture will affect nearly every business function at Appleton including finance, information services, product development, manufacturing, logistics, purchasing, human resources, marketing, sales and customer service. During 2001, an 18-member employee project team began working to identify, define and redesign our work processes in preparation for the new software installation. In addition to our own internal dedicated resources, we have also selected industry-respected implementation partners to assist in the design and installation of the J.D. Edwards software.

In order to minimize the risks associated with an implementation of this size and complexity, we have chosen to implement Project Venture in three waves. The first wave, which was successfully implemented on December 29, 2002, involved our financial reporting and non-raw material procurement processes. The second wave involves our order-to-cash cycle (order entry, customer invoicing, accounts receivable and product distribution). The second wave implementation will begin in June 2003 using a phased approach, implementing one distribution center at a time until all distribution centers have been implemented by the fourth quarter of 2003. The final wave, which involves our manufacturing and raw material procurement processes, is expected to begin in the fourth quarter of 2003 and be completed during the first half of 2004.

For purposes of the discussion of yearly operating results, the financial information for the 2001 predecessor period has been combined with the financial information for the 2001 successor period and referred to as “fiscal 2001”.

Comparison of Fiscal 2002 and Combined Fiscal 2001

Net Sales. Net sales for fiscal 2002 decreased $57.8 million, or 6.1%, to $898.0 million, compared to $955.8 million for fiscal 2001. Coated solutions net sales were $691.9 million, a decrease of $62.6 million, or 8.3%, compared to fiscal 2001 due primarily to a carbonless roll volume decline of 10%, which was offset by a modest increase in carbonless sheet volume. Technical products net sales increased $4.6 million, or 2.7%, as a result of volume increases of 8.3%. Net selling prices for our high volume point-of-sale grades were stable throughout 2002 after experiencing a 4.2% decline from the fourth quarter 2001 price levels due to competitive market conditions.

Gross Profit. Gross profit was $267.3 million for fiscal 2002, a decrease of $20.5 million, or 7.1%, compared to fiscal 2001. Gross profit margin was 29.8% for fiscal 2002 as compared to 30.1% for fiscal 2001. The benefit of lower raw material costs for pulp and chemicals, and the full year benefits achieved from the restructuring plan completed in fiscal 2001, were offset by the carbonless volume decline and an increase of $17.7 million in manufacturing depreciation expense, when compared to fiscal 2001. The acquisition of Appleton Papers by Paperweight Development was recorded using the purchase method of accounting and the financial statements of Appleton Papers were adjusted on November 10, 2001 to reflect property, plant and equipment at fair value, which resulted in higher depreciation expense.

Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2002 were $156.6 million, an increase of $2.8 million, or 1.8%, compared to fiscal 2001. Amortization expense related to intangible assets increased $7.7 million for fiscal 2002 as compared to fiscal 2001 due to the value assigned to intangible assets in the purchase price allocation related to the acquisition of Appleton Papers. Information systems expenses increased by $3.1 million due to additional costs associated with the installation of our new enterprise resource planning platform, known as Project Venture. Long-term management incentive plans based on the performance of Appleton Papers and increases in the value of Paperweight Development redeemable common stock resulted in an increase in non-cash compensation expense of $3.5 million in fiscal 2002. Bad debt expense in fiscal 2002 was $0.8 million higher than in fiscal 2001 primarily due to potential credit exposures from Argentinean customers. In fiscal 2001, we received fees of $1.8 million from Appleton Coated for information technology services we provided and recorded as an offset to our information technology department expenses. Appleton Coated did not utilize our information technology services in fiscal 2002. Distribution costs for fiscal 2002 decreased by $7.0 million, or 10.7%, compared to fiscal 2001 due to reduced carbonless volumes, lower freight costs and reduced warehousing expenses. Selling, general and administrative expenses for fiscal 2001 also included a charge of $6.9 million in management bonuses, incurred in the 2001 predecessor period, related to the acquisition of Appleton Papers.

Restructuring and Other Charges. During the third quarter of fiscal 1999, we announced plans to close our Harrisburg plant in fiscal 2001. Restructuring and other charges associated with this plant closure, which was completed in fiscal 2001, approximated $6.4 million in fiscal 2001, and related to asset impairments of $3.8 million, employee severance benefits of $1.1 million and $1.5 million of various costs relating to the final closure of the plant. We did not incur any restructuring or other charges in fiscal 2002.

Special Charges. Special charges for fiscal 2002 related to environmental costs of $21.0 million. Special charges for fiscal 2001 related to (1) environmental costs of $23.4 million, (2) a legal settlement during fiscal 2001 resulting in charges of $0.4 million and (3) costs to dismantle and transport equipment from the Harrisburg plant to the Appleton plant and Roaring Spring mill of $0.5 million.

During the fourth quarter of 2002, we recorded an environmental expense of $21 million in response to the January 2003 issuance of the Wisconsin Department of Natural Resources Record of Decision for the Lower Fox River PCB cleanup. AWA has agreed to indemnify us for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River. This $21 million fourth quarter charge represents the discounted share of the portion of Lower Fox River costs for which Appleton will be responsible. This discounted share will accrete (i.e., increase) to $25 million by the end of 2005 to coincide with the expiration of the interim restoration and remediation agreement entered into between Appleton and various government agencies in 2001 (see Note 19 of Notes to Consolidated Financial Statements). We anticipate that we will begin funding our $25 million share of the Lower Fox River liability sometime after 2008.

Operating Income. Operating income for fiscal 2002 was $89.7 million, a decrease of $13.6 million, or 13.2%, compared to fiscal 2001. Operating income as a percentage of net sales for fiscal 2002 was 10.0% as compared to 10.8% of net sales for fiscal 2001. Coated solutions operating income for fiscal 2002 decreased $17.5 million compared to fiscal 2001 primarily due to the decline in carbonless roll volume in fiscal 2002 as compared to fiscal 2001. Technical products operating income for fiscal 2002 decreased $1.0 million compared to fiscal 2001 due to volume increases experienced in 2002, which were more than offset by an increase in depreciation and amortization expenses due to the purchase price allocation related to the acquisition of Appleton Papers.

Interest Expense. Interest expense for fiscal 2002 was $68.4 million, an increase of $32.3 million compared to $36.1 million for fiscal 2001 due to the issuance of long-term debt obligations associated with the acquisition of Appleton Papers on November 9, 2001. As a result of our voluntary debt prepayments in 2002, we also amortized a larger share of the deferred debt expenses as compared to the scheduled loan terms. Non-cash deferred debt amortization expenses in fiscal 2002 amounted to $9.6 million.

Debt Extinguishment Expenses. During June 2002, a portion of our long-term debt obligations was refinanced with new debt carrying a reduced interest rate. As a result, we were required to write-off $11.8 million of deferred debt issuance costs associated with the original debt. Refer to “Liquidity and Capital Resources” below for additional discussion of this refinancing. During the 2001 predecessor period, we recorded debt extinguishment expenses of $10.4 million as a result of the early redemption of our 6.26% and 6.61% senior unsecured notes. The debt extinguishment expenses consisted primarily of a prepayment penalty and the write-off of non-cash deferred debt issuance costs.

Interest Income. Interest income for fiscal 2002 was $1.0 million, a decrease of $8.2 million compared to $9.2 million for fiscal 2001. The decrease was due to the October 1, 2001 sale of a $125 million interest-bearing shareholder note we held from Arjo Wiggins SA, a French company ultimately owned by AWA.

Provision for Income Taxes. In connection with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for federal and state income tax purposes. As a result of these elections, we expect to incur no future federal income tax liability and minimal state income tax liabilities. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If we engage in any sale of a material portion of our assets in the future, we could be subject to a significant tax liability.

Loss from Discontinued Operations. In October 2001, we completed the transfer of one of our wholly owned subsidiaries, Newton Falls, Inc., to an affiliated company of AWA. This entity was classified as a discontinued operation for fiscal 2001. Loss from discontinued operations, net of taxes, was $4.5 million for fiscal 2001 and primarily consisted of asset impairments and closing costs associated with the permanent closure of the Newton Falls mill.

Net Income. Net income for fiscal 2002 was $10.1 million compared to $40.3 million for fiscal 2001, a decrease of $30.2 million resulting primarily from an increase in interest expense and a reduction in operating income. Environmental expense of $21.0 million and $23.4 million was recorded for fiscal 2002 and fiscal 2001, respectively.

Comparison of Combined Fiscal 2001 and Fiscal 2000

Net Sales. Net sales for fiscal 2001 decreased $124.2 million, or 11.5%, compared to $1.08 billion for fiscal 2000. Coated solutions net sales were $754.6 million, a decrease of $110.5 million, or 12.8%, compared to fiscal 2000 due primarily to a total carbonless volume decline of 13%. Technical products net sales decreased $12.4 million, or 6.7%, primarily due to a total volume reduction of 3,000 tons across a majority of our thermal product lines as a result of the slowing U.S. economy and a reduction in prices of some of our grades of fax and point-of-sale paper in response to aggressive pricing by a foreigner competitor.

Gross Profit. Gross profit was $287.7 million for fiscal 2001, a decrease of $39.7 million, or 12.1%, compared to fiscal 2000. Gross profit margin was 30.1% for fiscal 2001 as compared to 30.3% for fiscal 2000. In the second quarter of 2001, we completed the eighteen-month restructuring project that included the closing of our Harrisburg plant and relocation of strategic pieces of manufacturing equipment to our Appleton plant and Roaring Spring mill. The first half of 2001 experienced approximately $15 million of the expected negative impact of start-up costs related to the equipment transferred from the Harrisburg plant. During the second half of 2001, we began to benefit from the positive impact of the elimination of the Harrisburg cost structure as well as elimination of the start-up costs related to the transferred equipment.

Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2001 were $153.8 million, a decrease of $12.4 million, or 7.5%, compared to fiscal 2000. The decrease was primarily the result of a dedicated effort to reduce these expenses, the write-off of accounts receivable in the first quarter of fiscal 2000, lower distribution expenses related to lower volumes in fiscal 2001 and fees received from Appleton Coated for information technology services we provided in fiscal 2001 and recorded as an offset to our information technology department expenses. Selling, general and administrative expenses for fiscal 2001 included a charge of $6.9 million for management bonuses, incurred in the predecessor period, related to the acquisition of Appleton Papers.

Restructuring and Other Charges. During the third quarter of fiscal 1999, we announced plans to close our Harrisburg plant in fiscal 2001. Restructuring and other charges associated with this plant closure, which was completed in fiscal 2001, approximated $6.4 million in fiscal 2001 compared to $7.8 million in fiscal 2000. Restructuring charges for fiscal 2001 pertained to asset impairments of $3.8 million and employee severance benefits of $1.1 million and $1.5 million of various costs relating to the final closure of the plant. Restructuring charges for fiscal 2000 related primarily to severance and benefits for identified employment terminations, which were implemented in fiscal 2001.

Special Charges. Special charges for fiscal 2001 pertained to (1) environmental costs of $23.4 million, (2) a legal settlement during fiscal 2001 resulting in charges of $0.4 million and (3) costs to dismantle and transport equipment from the Harrisburg plant to the Appleton plant and Roaring Spring mill of $0.5 million. Special charges for fiscal 2000 pertained to (1) environmental costs of $3.2 million, (2) a legal settlement during fiscal 2000 resulting in charges of $3.6 million, (3) costs to dismantle and transport equipment from the Harrisburg plant to the Appleton plant and Roaring Spring mill of $5.2 million and (4) the write-off of the notes receivable and equity investment in Paperhub.com, a proposed internet paper and supplies purchasing business, of $6.5 million.

Operating Income. Operating income for fiscal 2001 was $103.2 million, a decrease of $31.6 million, or 23.5%, compared to fiscal 2000. Operating income as a percentage of net sales for fiscal 2001 was 10.8% as compared to 12.5% of net sales for fiscal 2000. Coated solutions operating income for fiscal 2001 decreased $38.1 million compared to fiscal 2000 primarily due to the environmental expense of $23.4 million and the decline in carbonless volume in fiscal of 2001 as compared to fiscal 2000. Technical products operating income for fiscal 2001 decreased $3.7 million compared to fiscal 2000 due to volume decreases experienced in 2001.

Interest Expense. Interest expense for fiscal 2001 was $36.1 million, a decrease of $7.1 million compared to $43.2 million for fiscal 2000 due to the redemption of senior unsecured notes payable in November 2000.

Debt Extinguishment Expenses. We recorded debt extinguishment expenses of $10.4 million and $7.5 million during the 2001 predecessor period and fiscal 2000, respectively. These expenses were the result of the early redemption of senior unsecured notes payable. The losses consisted primarily of prepayment penalties and the write-off of deferred debt issuance costs.

Interest Income. Interest income for fiscal 2001 was $9.2 million, a decrease of $4.6 million compared to $13.8 million for fiscal 2000. The decrease was due primarily to interest earned on tax refunds received in 2000 and to the October 1, 2001 sale of a $125 million interest-bearing shareholder note we held from Arjo Wiggins SA, a French company ultimately owned by AWA, which resulted in lower interest income in fiscal 2001.

Provision for Income Taxes. In connection with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for federal and state income tax purposes. As a result of these elections, we expect to incur no future federal income tax liability and minimal state income tax liability. The effective income tax rate for the 2001 predecessor period was 35.7% compared to 33.2% for fiscal 2000. The increase in the effective rate for these periods is primarily due to a tax benefit received in fiscal 2000 associated with a favorable IRS audit.

Loss from Discontinued Operations. In October 2001, we completed the transfer of one of our wholly owned subsidiaries, Newton Falls, Inc., to an affiliated company of AWA. In November 2000, we also transferred two wholly owned subsidiaries, Appleton Coated LLC and Appleton Leasing LLC, to an affiliated company of AWA. These three entities have been classified as discontinued operations for all periods presented. Loss from discontinued operations, net of taxes, was $4.5 million during fiscal 2001 compared to $13.1 million in fiscal 2000. Operating losses for discontinued operations approximated $6.9 million and $27.2 million in 2001 and 2000, respectively. Fiscal 2001 operating losses primarily consisted of asset impairments and various closing costs associated with the permanent closure of the Newton Falls mill. Operating losses in fiscal 2000 primarily related to the operations of Appleton Coated LLC and environmental costs associated with the closure of the Newton Falls mill.

Net Income. Net income for fiscal 2001 decreased $12.8 million, or 24.1%, to $40.3 million, compared to $53.1 million for fiscal 2000. The lower operating income for fiscal 2001 was offset by reductions in the provision for income taxes and losses from discontinued operations as compared to fiscal 2000.

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

Successor Period

As a result of the acquisition of Appleton Papers on November 9, 2001, we incurred significant debt requiring periodic interest and principal repayments. Requirements for working capital, capital expenditures, Project Venture, pension fund contributions, periodic interest and debt principal payments, employee redemptions of redeemable common stock and acquisitions, if any, in fiscal 2003 will continue to be funded from operations supplemented with borrowings under the revolving credit portion of our senior credit facility. We believe our capital resources and liquidity position at December 28, 2002 were adequate to meet projected needs.

In connection with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for federal and state income tax purposes. As a result of these elections, we expect to incur no future federal income tax liability and minimal state income tax liability. This should also have a positive impact on our future liquidity and cash flows.

Our strategy for growth includes strengthening and expanding our presence in certain market segments and broadening our product offerings through acquisitions and new product development. We have evaluated and will continue to evaluate opportunities to acquire other companies that will help us achieve our business strategies. As a result, we may engage in discussions, or, in some cases, negotiations with prospective targets and may make future acquisitions. Any such acquisitions would be subject to the limitations contained in our debt instruments. Generally, we will not comment on such discussions or possible acquisitions until a definitive agreement has been executed.

Cash Flows from Operating Activities. Net cash provided by operating activities of continuing operations for fiscal 2002 was $176.9 million. As required by the rules for purchase accounting, fixed assets and intangible assets acquired in connection with the acquisition of Appleton Papers were recorded at fair value as of the date of the acquisition resulting in an increase in non-cash depreciation and amortization expense of $25.3 million for fiscal 2002. We also incurred $7.3 million in non-cash employer matching contributions to the KSOP during fiscal 2002. A decrease in working capital for fiscal 2002 increased operating cash flows by $20.5 million. Decreases in inventories of $16.5 million and receivables of $12.0 million were partially offset by a decrease in accounts payable and other accrued liabilities of $6.3 million. Inventories, that were strategically built in 2001 during the Harrisburg shutdown and movement of production equipment to the Appleton plant and Roaring Spring mill facilities, were reduced throughout 2002. Accounts receivable decreased due to lower sales and a reduction in past due account balances. Accrued income tax liability increased by $18.0 million, largely attributable to income tax refunds received during fiscal 2002, which relate to periods prior to the November 9, 2001 acquisition date. These refunds will be used to satisfy any additional tax liabilities arising from audits of prior periods.

Net cash provided by operating activities of continuing operations for fiscal 2001 was $130.7 million. A decrease in working capital for fiscal 2001 increased operating cash flows by $29.3 million. Accounts receivable decreased $34.7 million, largely due to a reduction in past due account balances. Inventories decreased $20.5 million, primarily as a result of a next-day basestock inventory program initiated during the first quarter of fiscal 2001 and a partial reduction in safety stock that was in place while the Harrisburg closure and transfer of equipment to Appleton plant and Roaring Spring mill was being completed during the first half of fiscal 2001. Accounts payable, other accrued liabilities and restructuring reserves decreased $25.8 million, partially due to final severance payments and a reduction in accounts payable for capital expenditures upon the completion of the equipment transfer and reinstallation projects related to the Harrisburg plant closure during fiscal 2001.

Net cash provided by operating activities of continuing operations for fiscal 2000 was $111.8 million. An increase in working capital for fiscal 2000 decreased operating cash flows by $6.3 million. Year-end fiscal 2000 inventories declined by $5.3 million compared to fiscal 1999, primarily due to customer pre-buying in response to an announced price increase effective January 2, 2001. Accounts receivable increased $13.6 million, primarily due to accelerated cash receipts from customers at the end of fiscal 1999. Accounts payable, other accrued liabilities and restructuring reserves decreased $1.2 million, primarily due to reductions in accruals for customer rebates and employee bonuses compared to fiscal 1999.

Cash Flows from Investing Activities. During fiscal 2000 and fiscal 2001, we invested heavily in our facilities, including restructuring our manufacturing base and re-installing the equipment originally located at our Harrisburg plant. During fiscal 2002, fiscal 2001 and fiscal 2000, capital expenditures were $32.4 million, $56.5 million and $81.1 million, respectively.

The senior credit facility does not permit us to make capital expenditures during any fiscal year in excess of the amount indicated:

Fiscal Year	Amount
2002	$60,000,000
2003	$50,000,000
2004 and each fiscal year thereafter	$45,000,000

The indenture under which we issued the notes does not permit us to make capital expenditures during any fiscal year in excess of the amount indicated:

Fiscal Year	Amount
2002	$70,000,000
2003	$60,000,000
2004 and each fiscal year thereafter	$55,000,000

Under the senior credit facility and the indenture, we may carry forward up to 50% of any unexpended amounts for capital expenditures to the next succeeding fiscal year. We may also make capital expenditures with the proceeds from sales of our assets. Actual capital expenditures in fiscal 2002 were $32.4 million, which resulted in a capital carryforward of $13.8 million into fiscal 2003. Allowable capital expenditures in fiscal 2003, including the carryforward, amount to $63.8 million under the senior credit facility and $78.8 million under the indenture. We project that our capital expenditures will be approximately $51.0 million in 2003, of which approximately $8 million will be used for capital expenditures relating to Project Venture, our name for the installation of a new enterprise resource planning system consisting of a computer software system used for order entry, invoicing, procurement, financial reporting, shipment planning and distribution and manufacturing operations. We anticipate that our total capital expenditures for Project Venture will be approximately $22.6 million, of which $12.6 million was spent in fiscal 2002. We believe that the limitations described above will permit us to carry out our planned capital expenditures during 2003 and each fiscal year thereafter.

Net cash used by investing activities of continuing operations was $32.4 million for fiscal 2002. Of this amount, $11.3 million was expended on capital projects approved prior to the end of fiscal 2001. The remaining $21.1 million was expended on capital projects approved in 2002.

Net cash used by investing activities of continuing operations was $321.5 million for the 2001 successor period. Of this amount, $6.7 million related to various machinery and equipment capital expenditures. At the close of business on November 9, 2001, Paperweight Development Corp. completed the acquisition of Appleton Papers Inc. for a total cash purchase price of $314.8 million.

Net cash used by investing activities of continuing operations was $40.8 million for the 2001 predecessor period. Of this amount, $49.8 million related to various machinery and equipment capital expenditures, which was partially offset by $9.0 million of proceeds from the sale of the Harrisburg facility.

Net cash used by investing activities of continuing operations was $157.1 million in fiscal 2000. Of this amount, $81.1 million pertained to various machinery and equipment capital expenditures. In addition, $46.0 million was used to purchase the remaining 20% minority interest share in an AWA affiliate. In fiscal 2000, we also invested $30.1 million in equipment that was previously under a capital lease.

Cash Flows from Financing Activities. On November 9, 2001, we entered into a $340 million senior credit facility. The senior credit facility was comprised of the following: a four-year credit facility of up to $75 million for revolving loans, including letters of credit; a four-year term loan of $115 million; and a five-year term loan of $150 million. The senior credit facility is unconditionally and jointly and severally guaranteed by Paperweight Development and WTA Inc., one of our wholly owned subsidiaries.

Borrowings under the revolving credit facility and the $115 million term loan bore interest at LIBOR plus 3.5% per annum through May 8, 2002. On May 9, 2002, our defined leverage ratio was calculated at less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00, and, as such, the interest rate was reduced to LIBOR plus 3.0% per annum. On November 18, 2002, our defined leverage ratio was calculated at less than 2.00 to 1.00 but greater than or equal to 1.50 to 1.00 and the interest rate was reduced to LIBOR plus 2.5% per annum.

Through June 5, 2002, the interest rate on borrowings under the $150 million term loan was LIBOR plus 4.25% per annum, subject to a minimum LIBOR rate of 2.5% per annum. On June 6, 2002, we refinanced the $112.4 million remaining principal amount and replaced it with similar debt carrying a reduced interest rate of LIBOR plus 3.25% per annum, not subject to a minimum LIBOR rate. As a result of this refinancing, $11.8 million of deferred debt issuance costs were written off in a non-cash transaction as debt extinguishment expenses. The terms of this refinanced debt also allowed us to repurchase and retire up to $50.0 million of aggregate principal amount of our 12.5% Series B Senior Subordinated Notes due 2008. In aggregate, actual principal of $50,042,000 was purchased and retired during fiscal 2002. This was $42,000 higher than permitted under the senior credit facility terms agreed to as part of the June 6, 2002 refinancing. This purchase resulted in a technical default. However, we obtained a waiver from our senior lenders related to this technical default.

On December 14, 2001, we issued $250 million aggregate principal amount of 12.5% Series A Senior Subordinated Notes due 2008, which were used to redeem in full, at par, the senior subordinated note due 2008 held by AWA as described in Note 12 of our fiscal 2002 Notes to Consolidated Financial Statements. On June 12, 2002, we filed a Registration Statement on Form S-4 to register an offer with the Securities and Exchange Commission to exchange up to $250 million of our registered 12.5% Series B Senior Subordinated Notes due 2008 for any and all of our outstanding 12.5% Series A Senior Subordinated Notes due 2008. The exchange offer closed on July 12, 2002. The entire outstanding principal balance of Series A notes was exchanged for Series B notes. During 2002, we paid a premium of $1.8 million to purchase and retire $50.0 million in aggregate principal amount of our Series B notes.

The Series B notes are unsecured obligations of Appleton Papers, ranking subordinate in right of payment to all of our senior debt and are unconditionally and jointly and severally guaranteed by Paperweight Development and WTA Inc. Interest on the notes is payable semi-annually in June and December of each year. Prior to December 15, 2004, and after 100% application toward repayment of the senior credit facility, we may use proceeds of certain sales of our equity to redeem up to 35% of the original principal amount of the notes at a redemption price of 112.5% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date.

Except as described in the preceding paragraphs, the notes will not be redeemable at our option prior to December 15, 2005. On or after December 15, 2005, we may redeem during the twelve-month period beginning on December 15 of the applicable year all or part of the notes at the redemption price of 106.25% in 2005, 103.125% in 2006, and 100% in 2007 and thereafter, plus accrued and unpaid interest and liquidated damages, if any.

Both the senior credit facility and the notes contain affirmative and negative covenants. In general, the covenants contained in the senior credit facility are more restrictive than those of the notes. Among other restrictions, the covenants contained in the senior credit facility require us to meet specified financial tests, including various debt and cash flow ratios, which become more restrictive over the term of the debt.

Paperweight Development incurred approximately $2.1 million of costs in conjunction with the issuance of redeemable common stock to the KSOP. The appropriate netting of these costs with the $106.8 million of proceeds received from the KSOP resulted in a technical default under our minimum net worth covenant at the date of the acquisition of Appleton Papers and during a limited portion of the successor period. In conjunction with the terms of the senior credit facility, we obtained a waiver from our senior lenders related to this technical default and we were in compliance with this covenant as of December 29, 2001.

The senior credit facility and notes also contain covenants, which, among other things, restrict our ability and the ability of our other guarantors of the senior credit facility and notes to incur liens; engage in transactions with affiliates; incur additional indebtedness; declare dividends or redeem or repurchase capital stock; make loans and investments; engage in mergers, acquisitions, consolidations and asset sales; acquire assets, stock or debt securities of any person; make capital expenditures; terminate the S corporation status of Paperweight Development or the qualified subchapter S subsidiary status of its subsidiaries eligible to elect such status; amend our debt instruments and amend other agreements related to the acquisition.

Net cash used by financing activities of continuing operations was $155.8 million in fiscal 2002. We used cash generated by operations to repay $113.7 million of term loans. Of this amount, $18.0 million was for mandatory principal repayments, while the remaining $95.7 million represented voluntary principal repayments, which we made in order to reduce future interest expense. In addition, we purchased and retired $50.0 million of our Series B notes during fiscal 2002.

During fiscal 2002, we received net proceeds of $5.9 million from the sale of redeemable common stock. The ESOP trustee purchased these shares with pre-tax payroll deferrals made by employees from November 10, 2001 through June 30, 2002. Employees eligible to begin diversification redeemed approximately $0.3 million of Paperweight Development redeemable common stock.

Net cash provided by financing activities of continuing operations was $327.2 million for the 2001 successor period. Of this amount, $484.5 million represented the net proceeds from the issuance of long-term debt, which was used to finance the acquisition of Appleton Papers and for the repayment of the $250 million senior subordinated note due 2008 held by AWA. Proceeds from the issuance of Paperweight Development redeemable common stock of $106.8 million, or $104.7 million net of stock issuance costs, were also used to finance the acquisition of Appleton Papers. Finally, $7.4 million was paid to AWA related to the net proceeds from the sale of the Harrisburg plant. Net cash used by financing activities of continuing operations was $21.5 million for the 2001 predecessor period. During this period, we used cash generated by operations and loan proceeds of $159.1 million from an AWA affiliate to repay $150.0 million of external debt and $45.7 million of loans from affiliated companies.

Net cash provided by financing activities of continuing operations was $65.6 million in fiscal 2000. We received loan proceeds of $189.6 million from an AWA affiliate, which was used, in part, to repay $133.4 million in external and intercompany debt.

Disclosure About Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Our accounting policies are disclosed in our notes to the consolidated financial statements. The following policies are considered by us to be the most critical in understanding the judgments that are involved in the preparation of the consolidated financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows. Management has discussed the development, selection and disclosure of these estimates and assumptions with the audit committee and board of directors.

Environmental. Accruals for losses associated with environmental obligations are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing legislation, regulatory action and remediation technologies. Accruals are discounted to reflect the time value of money if the aggregate amount of the liability and the amount and timing of cash payments are fixed or reliably determinable. The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required, the outcome of discussions with regulatory agencies and, at multi-party sites, other PRPs. In future periods, new laws or regulations, advances in cleanup technologies and additional information about the ultimate cleanup remedy that is used could significantly change our estimates. Accordingly, we cannot give any assurances that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserve.

Redeemable Common Stock. Redeemable equity securities are required to be accreted (i.e., increased) so that the amount on the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. We accreted the redeemable common stock by $18.2 million for the year ended December 28, 2002. Redeemable common stock is being accreted up to the earliest redemption date based upon our estimated fair market value of the redeemable common stock as of December 28, 2002. We estimate that the earliest redemption date occurs when the participant reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the participant has the right to make diversification elections for a period of six years. Based upon our estimated fair value of the redeemable common stock, an ultimate redemption amount of approximately $254 million has been determined. The accretion is being charged to retained earnings since redeemable common stock is the only class of shares outstanding.

Restructuring. Charges related to involuntary employee termination benefits are recognized in the period management approves the plan of termination and all of the following conditions exist: (1) prior to the date of the financial statements, management having the appropriate level of authority to involuntarily terminate employees approves and commits us to the plan of termination and establishes the benefits that current employees will receive upon termination; (2) prior to the date of the financial statements, the benefit arrangement is communicated to employees in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are terminated; (3) the plan of termination specifically identifies the number of employees to be terminated, their job classifications or functions, and their locations; and (4) the period of time to complete the plan of termination indicates that significant changes to the plan of termination are not likely. Other costs to exit a business activity are recognized when management approves the plan to exit an activity; the cost is incremental to other costs incurred by us; the cost will be incurred as a direct result of the exit plan or the cost represents amounts to be incurred by us under a contractual obligation that existed prior to the commitment date and will either continue after the exit plan is completed with no economic benefit to us or be a penalty incurred by us to cancel the contractual obligation. The ultimate costs associated with these termination and exit activities may differ from original estimates.

Income Taxes. In conjunction with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and elected to treat its eligible subsidiaries, including Appleton Papers, as qualified subchapter S subsidiaries for federal and state income tax purposes. As a result of these elections, we do not expect to incur any future federal income tax liability and we expect to incur minimal state income tax liabilities. Our current income tax liability consists of non-indemnified liabilities for LIFO recapture taxes and our 50% share for adverse tax audits for amounts between $5 million and $10 million related to various C corporation tax years prior to the closing of the acquisition, currently under review by the IRS. All other amounts related to tax exposures for C corporation tax years are fully indemnified by AWA; however, any adverse tax audits that have been indemnified by AWA must first be funded with tax refunds we have received.

Inventories. We value inventories primarily at the lower of cost or market. Cost is determined using the last-in, first-out, or LIFO, method for finished goods, work in process and raw materials. Stores and spare parts inventory is valued at average cost and other inventory is valued using the first-in, first-out, or FIFO, method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment relating to excess and obsolete inventory. Any actions taken by our customers that could impact the value of our inventory are considered when determining the lower of cost or market valuations.

Accounts Receivable. We value accounts receivable net of an allowance for uncollectible accounts. This allowance is based on our estimate of the portion of the receivables that will not be collected in the future. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

Intangible Assets. We have accounted for the acquisition of Appleton Papers under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, indefinite-lived intangible assets are not amortized, however, they must be tested for impairment at least annually. Amortization is recorded for other intangible assets with definite lives. To the extent that indefinite-lived and other intangible assets become impaired, we would be required to reflect impairment adjustments in our financial statements.

Revenue Recognition. Sales are recognized when there is evidence of a sales agreement; the delivery of goods has occurred; the sales price is fixed or determinable and collectibility is reasonably assured. Generally these criteria are met upon shipment of product to customers and transfer of title under standard commercial terms. Accrued discounts, sales incentives and returns are recorded as sales reductions in the period in which the related revenue is recognized and are estimated by us based upon historical experience and current sales agreements.

Employee Benefit Plans. We provide a range of benefits to our employees and retired employees, including pensions and postretirement healthcare. The determination of our obligation and expense for pension and other postretirement benefits, such as retiree healthcare and life insurance, is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. The expected long-term rate of return for pension assets is based on historical returns for the different asset classes held by our plan and our asset allocation. The discount rate is based on market rates for long-term, high-quality corporate bonds. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. Based on information provided by our independent actuaries and other relevant sources, we believe that the assumptions used are reasonable. Significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense.

Additional disclosures concerning liquidity and capital resources, including “off-balance sheet” arrangements.

Liquidity Disclosures. As disclosed above, we entered into a $340 million senior credit facility and issued $250 million in aggregate principal amount of senior subordinated notes in conjunction with the acquisition of Appleton Papers. The senior credit facility and the indenture require us to meet affirmative and negative covenants. In general, the covenants contained in the senior credit facility are more restrictive than those of the indenture. Among other restrictions, the covenants contained within the senior credit facility require us to meet specified financial tests, including various debt and cash flow ratios, which become more restrictive over the term of the loans. If we default on any of these provisions, it could require the repayment of the amounts outstanding, which were approximately $360.0 million as of December 28, 2002. Based on management’s expectations for 2003, we anticipate that we will be able to comply with all covenants and other requirements set forth in the senior credit facility and the indenture.

We are not aware of circumstances that could reasonably be expected to impair our ability to continue to engage in our operations in the future.

We believe that the following factors could reasonably be given significant weight in the determination of our credit rating or could otherwise adversely affect our ability to raise short-term and long-term financing:

•	our highly leveraged balance sheet;

•	the declining market for our carbonless paper;

•	an actual rate of decline in the market for our carbonless paper that may be greater than the rate projected by us;

•	our customer concentration; and

•	our reliance on a small number of suppliers for a significant portion of our raw materials.

Guarantees of Debt or Other Commitments to Third Parties. We do not have any significant guarantees of third party debt or other commitments to third parties.

Written Options on Non-Financial Assets (for example, real estate puts). We do not have any written options on non-financial assets.

Off-Balance Sheet Arrangements. We had no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources at December 28, 2002.

Disclosures about Contractual Obligations and Commercial Commitments. A summary of our significant contractual obligations and other commercial commitments as of December 28, 2002 are as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-Term Debt	$516,359	$42,419	$30,829	$78,094	$365,017
Capital Lease Obligations	4,314	391	871	1,121	1,931
Operating Leases	23,219	7,003	12,208	4,008	—
Unconditional Purchase Obligations(1)	50,600	19,500	22,300	8,800	—
Other Long-Term Obligations (2)	100,237	4,910	11,708	17,592	66,027

Total Contractual Cash Obligations	$694,729	$74,223	$77,916	$109,615	$432,975

(1)	Represents contractual arrangements for the purchase of raw materials with various suppliers.
(2)	Represents obligations for pension, postretirement health benefits, deferred compensation payments and our share of the Lower Fox River liability.

In addition to the contractual obligations listed above, it will also be necessary for us to use cash to satisfy our repurchase obligations related to the ESOP. The following table outlines the potential repurchase liability for the next five years based on management’s assumptions, developed in conjunction with the ESOP administrator, related to participant death, retirement, diversification requests, employment termination and changes in share valuation.

Other Commitments	Estimate of Potential Commitment per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years
	(in thousands)
Share Repurchase Liability	$68,282	$3,870	$20,761	$43,651

We expect that a portion of this share repurchase liability will be funded from new deferrals from employees into the Company Stock Fund. Employees may defer, on a pre-tax basis, a percentage of their pay in an amount equal to between 2 percent and 50 percent of their annual compensation. Participants have the option of directing their deferrals to the Vanguard Fund, the Company Stock Fund, or a combination of both. We believe that new deferrals from employees into the Company Stock Fund for the five-year period presented above will aggregate approximately $40 million, which would reduce the repurchase liability set forth in the table above.

Deferrals directed to the Company Stock Fund accumulate in a short-term interest bearing account within the ESOP trust until the next valuation date, June 30th or December 31st. At that time, these deferrals, and the interest earned on these amounts, are used to purchase shares based upon the price of a share of Paperweight Development common stock on the valuation date preceding or following the date on which the participant made the deferrals, whichever is lower.

Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value. We do not engage in any trading activities that include non-exchange-traded contracts accounted for at fair value.

Disclosures About Effects of Transactions with Related and Certain Other Parties. We disclose the effects of transactions with related parties in Notes 5 and 7 of the Notes to Consolidated Financial Statements. There were no other significant transactions with related and certain other parties.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When the liability is recorded, the entity capitalizes the cost of the liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 will be effective for us in the first quarter of fiscal 2003 and is not expected to have a material effect on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for us in fiscal 2002. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

In April 2002, SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued. This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of the SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement were effective for us for all transactions consummated after May 15, 2002. Pursuant to this pronouncement, we recorded debt extinguishment expenses of $11.8 million as part of other expenses as a result of refinancing a portion of the senior credit facility during the second quarter of 2002.

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of fiscal 2002. SFAS No. 142 required that intangible assets with indefinite useful lives not be amortized. Instead, in accordance with the provisions of SFAS No. 142, these assets will be tested for impairment annually, or on an interim basis when events or changes in circumstances warrant. Under the transitional provisions of SFAS No.142, we tested intangible assets with indefinite useful lives for impairment as of December 30, 2001 pursuant to the method prescribed by SFAS No. 142. The testing determined that the fair market value of the indefinite-lived assets exceeded their carrying value. As such, the impairment provisions of the statement currently do not have an impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Early application is encouraged. We anticipate that this statement, upon adoption, will not have a significant impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The Interpretation’s provision for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 28, 2002, and anticipate that this interpretation, upon adoption, will not have a significant impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and commodity prices. To reduce these risks, we selectively use financial instruments and other proactive risk management techniques.

Interest Rate Risk. We are exposed to interest rate volatility with regard to our existing senior credit facility. Primary exposure includes movements in the U.S. prime rate and London Interbank Offer Rate, or LIBOR. Borrowings under the senior credit facility bear interest at LIBOR plus a spread.

In February 2002, we entered into an interest rate protection cap under which LIBOR is capped at 6% plus the spread, for a cost of $0.2 million. The rate protection is for two years and covers as of December 28, 2002, over 60% of our borrowings under the  senior credit facility. The amount of principal protected declines in conjunction with the schedule of mandatory principal repayments. We believe a shift in interest rates will not have a material effect on our consolidated financial position, statement of operations or cash flows. A one-percent change in LIBOR would have an impact of $1.3 million on fiscal 2003 financial results for the borrowings under the senior credit facility.

Commodity Prices. We are subject to the effects of changing raw material costs caused by movements in underlying commodity prices. We are exposed to fluctuating market prices for commodities, including pulp, chemicals and basestock. We have established programs to manage commodity prices through effective negotiations with suppliers. As listed within our contractual obligations, we enter into contracts with our vendors to lock in commodity prices at various times and for various periods to limit our near-term exposure to fluctuations in raw material prices.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address our strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that we expect or anticipate will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Risk Factors” below. We disclaim any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

RISK FACTORS

We are subject to substantial costs and potential liabilities relating to environmental regulation and litigation.

We are subject to substantial regulation by various federal, state and local authorities concerned with the impact of the environment on human health, the limitation and control of emissions and discharges into the air, ground and waters, the quality of ambient air and bodies of water and the handling, use and disposal of specified substances. Financial responsibility for the cleanup or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways and properties owned by unrelated companies or individuals, as well as properties currently owned and used by us regardless of whether the contamination is attributable entirely to prior owners. As described in the following risk factor, we have been identified as a potentially responsible party for remediation and alleged natural resource damages related to the Lower Fox River and Green Bay system, which we refer to as the Lower Fox River. In addition, we make capital expenditures and incur operating expenses for cleanup obligations and other environmental matters arising from our daily operations.

Including the Lower Fox River, we have approximately $94.5 million of accrued liabilities as of December 28, 2002 for estimated or anticipated liabilities and legal and consulting costs relating to environmental matters arising from past operations. We also have approximately $73.5 million of indemnification receivables from our former parent company, AWA, as of December 28, 2002. While the accrued liabilities reflect our current estimate of the cost of these environmental matters, the amount that we have accrued may be inadequate. In addition, we may be named as a potentially responsible party at other sites in the future and the costs associated with such future sites may be material. We expect environmental laws and regulations and the interpretation and enforcement of those laws and regulations to become increasingly stringent and to further limit emission and discharge levels and to increase the likelihood and cost of environmental cleanups and related costs. All of these factors are likely to increase our operating expenses, require continuing capital expenditures and adversely affect the operating flexibility of our manufacturing operations and may require indeterminable and significant additional expenditures in connection with such compliance.

We have been named as a potentially responsible party related to the Lower Fox River.

We have been named by the United States Environmental Protection Agency, or EPA, as a “potentially responsible party,” or PRP, under the Comprehensive Environmental Response Compensation and Liability Act. We have been named a PRP because of discharges of polychlorinated biphenyls, or PCBs, into the Lower Fox River from our Appleton Plant in the 1950s, 1960s and 1970s and because of discharges from the Appleton Coated paper mill in Combined Locks, Wisconsin, which we owned from 1978 to 2000. We could be liable for a significant portion of the costs of remediating the PCBs that remain in the Lower Fox River. These costs could be very large. In October 2001, the DNR and EPA released a report in which they estimated total remediation costs, which we would share with other PRPs, to be $308 million. In a December 2002 update to its estimates, the DNR estimated the total remediation costs to be $333 million over a 7 to 18 year period. In January 2003, the DNR and EPA issued a Record of Decision (ROD) on the first two, upstream segments of the river that provides for a combination of dredging and monitored natural recovery. In addition to remediation, various government agencies are also asserting that we and the other PRPs are liable for natural resource damages caused by the PCBs. In October 2000, the U.S. Fish & Wildlife Service estimated that total natural resource damages would be in a range between $176 million to $333 million. At this time, we cannot precisely estimate our total liability for the Lower Fox River because we do not know how much the remedial actions and natural resource damages may cost or how large our share of those costs will be. Our liability could be substantial. Because the ROD greatly reduces the uncertainty about the remedy that will be selected, we recorded an additional $80.8 million environmental liability for the Lower Fox River, before indemnification by our former parent. Although we believe our recorded environmental liability reflects a reasonable estimate of our liabilities associated with the Lower Fox River based on the ROD, the actual amount of liabilities associated with the Lower Fox River could prove to be significantly larger than our recorded environmental liability. The liabilities associated with the Lower Fox River are discussed in greater detail under the heading “Item 1. Business—Environmental Matters—Lower Fox River.”

Our former parent, AWA, may fail to comply with its indemnification obligations related to the acquisition of our company.

Pursuant to the purchase agreement relating to the acquisition of our company, AWA and two of its affiliates have agreed to indemnify us for certain losses resulting from:

•	inaccuracies in the representations and warranties made by AWA and its affiliates;

•	the breach or nonperformance of AWA’s or its affiliates’ covenants and other agreements;

•	liabilities related to the businesses of Newton Falls, Inc., Appleton Coated LLC, Appleton Recycled Fibers, Inc., Appleton Capital Inc., Appleton Leasing LLC, Arjo Wiggins Investments Inc., Paperhub.com, Inc. and several other of our former subsidiaries;

•	ownership of the real property on which the Harrisburg plant is located and environmental matters at this location prior to our sale of the Harrisburg plant to a third party; and

•	other designated liabilities.

AWA has also, subject to certain limitations, agreed to indemnify us for specified environmental liabilities relating to the contamination of the Lower Fox River. In addition, AWA has agreed to indemnify us against certain taxes, including taxes we may be required to pay in respect of periods prior to the closing of the acquisition. AWA’s indemnification obligations are discussed in greater detail under the heading “Item 1. Business—Environmental Matters—Lower Fox River—AWA Indemnification.”

If the potential matters for which we will receive indemnification from AWA and its affiliates result in significant liabilities for us, and for any reason AWA and/or its affiliates are unable or unwilling to honor these indemnification obligations, we could be required to pay for these liabilities ourselves, which could have a material adverse effect on our cash flow, our ability to fund or expand our operations and our ability to repay our existing and future indebtedness.

We incurred a significant amount of debt to complete the acquisition and, as a result, we are operating as a highly leveraged company.

To complete our acquisition, it was necessary for us to incur a substantial amount of indebtedness. Our consolidated operating company debt and deferred payment obligation was approximately $521 million at December 28, 2002.

This large amount of indebtedness could:

•	make it more difficult for us to satisfy our obligations with respect to the senior credit facility and the Series B senior subordinated notes;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate activities;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	make it more difficult for us to satisfy our obligations to our creditors and, if we fail to comply with the requirements of the indebtedness, could result in an event of default under the agreements related to our indebtedness;

•	limit our ability to successfully withstand a downturn in our business or the economy generally; and

•	place us at a competitive disadvantage against other less leveraged competitors.

Furthermore, although our ability, Paperweight Development’s ability and the ability of substantially all of our subsidiaries to borrow money is restricted by the terms of the senior credit facility, the indenture and the deferred payment obligation to one of AWA’s affiliates, it may be possible for us and our guarantors to incur even more debt and, if we and our guarantors were to do so, these risks could intensify.

Our ability to service our debt is dependent on our future operating results and we cannot be sure that we will be able to meet our debt obligations as they come due.

Our ability to meet our payment obligations and to comply with the financial covenants contained in the agreements relating to our indebtedness is subject to a variety of factors, including changes in:

•	demand for and selling prices of our products;

•	competition;

•	costs of raw materials;

•	the decline rate in sales of carbonless paper products;

•	interest rate levels;

•	our status as a qualified subchapter S subsidiary;

•	environmental regulations; and

•	general economic conditions.

We may not be able to generate sufficient cash flows to meet our payment obligations under the agreements relating to our indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make the required payments on our indebtedness, then we may be required to refinance our indebtedness. We may not be able to refinance our indebtedness on terms that are acceptable to us or at all. In the absence of a refinancing, our lenders would be able to accelerate the maturity of our indebtedness, which could cause us to default under our other indebtedness, dispose of assets or declare bankruptcy.

Compliance with the covenants relating to our indebtedness may limit our operating flexibility.

The agreements related to our indebtedness, among other things, prohibit or restrict our ability to:

•	pay dividends on or purchase stock;

•	repay subordinated indebtedness;

•	make investments;

•	acquire other companies;

•	borrow additional money;

•	use assets as security in other transactions;

•	sell assets or merge with or into other companies;

•	make capital expenditures;

•	enter into sale and leaseback transactions;

•	sell equity interests in our subsidiaries;

•	amend particular agreements relating to our transaction with AWA and the ESOP;

•	engage in new lines of business; and

•	take, or fail to take, any actions that would cause us to lose our S corporation status.

These limitations, together with our highly leveraged position, could limit our ability to finance our operations with debt or equity in the future. In addition, these restrictions and our leveraged position may restrict our ability to respond to competitive market conditions, to make capital expenditures beyond those permitted in the agreements relating to the indebtedness or to take advantage of other business opportunities, including making acquisitions. This loss of operating flexibility may have a material adverse affect on our ability to achieve our financial objectives or our ability to sustain our current levels of revenue, earnings and cash flow.

The long-term economic and political effects of terrorism and hostilities with Iraq could negatively affect the U.S. economy and our financial condition.

On September 11, 2001, New York City and Washington D.C. suffered serious terrorist attacks and there is the risk that the United States may suffer additional attacks in the future. Furthermore, tensions between the United States and Iraq have recently escalated and may lead to war. The ultimate cost associated with terrorism and a war with Iraq may place significant burdens on the United States economy as a whole. The potential for future terrorist attacks, the national and international responses to terrorist attacks, possible war with Iraq and other acts of war or hostility have created many economic and political uncertainties. These events could adversely affect our business and operating results in other ways that presently cannot be predicted. If these events cause an overall economic decline, the number of commercial transactions in which our products are used may substantially decline, which could have a material adverse effect on our revenues, earnings and cash flow.

The market for the primary product in our coated solutions business, carbonless paper, may decline more rapidly than we anticipate.

Our coated solutions business, of which the primary product is carbonless paper, currently represents our primary business and accounted for 80% of our net sales in fiscal 2000, 79% of our net sales in fiscal 2001 and 77% of our net sales in fiscal 2002. Our total sales volume of carbonless paper products declined 8.2% from fiscal 1999 to fiscal 2000, 12.9% from fiscal 2000 to fiscal 2001 and 7.9% from fiscal 2001 to fiscal 2002. We believe the U.S. carbonless market is declining as users switch to alternative modes of communication and technologies that do not use multipart business forms. We assume that a decline in our sales volume of carbonless paper products will continue at approximately 8% compounded annually for the next five years. If the decline in our sales of carbonless paper products accelerates, or if we are unable to maintain our share or the prices of these products, then our operating efficiency and cash flow may be materially adversely affected.

Declining general economic conditions could adversely affect us and our customers.

End users for our products come from a broad cross section of the economy and may be exposed in varying degrees to general declines in economic conditions. If there is a continuing and sustained decline in general economic conditions in the markets in which we and our customers operate and a commensurate decline in the number of commercial transactions in which our products are used, our customers could experience a decrease in demand for their products and services, which would result in lower sales of our products, especially our carbonless and thermal products used in retail transactions. If we experience prolonged decreases in demand for our products as a result of sustained declines in economic conditions, our earnings and cash flow may be materially adversely affected.

We may be unable to develop and introduce new and enhanced products.

Our success will depend in large part on our ability to use our existing technical and manufacturing capabilities and knowledge in the development and introduction of new value-added products targeted at new markets and customers. If we are unable to utilize our capabilities, or properly identify and address the evolving needs of targeted customers and markets, our ability to capture and develop new business opportunities will be limited. In addition, if the revenue and profits generated by new products are not sufficient to replace the anticipated decline in revenue and profits generated by carbonless products, then our business would suffer.

The development of new products can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. Our New Business Development group recently introduced two new products which have yet to generate significant revenues or profits. The success of our new product offerings will depend on several factors, including our ability to:

•	accurately anticipate and properly identify our customers’ needs and industry trends;

•	price our products competitively;

•	manufacture our products at a competitive cost;

•	innovate, develop and commercialize new products and applications in a timely manner;

•	differentiate our products from our competitors’ products;

•	hire and retain personnel specializing in new product development; and

•	use our research and development budget efficiently.

The risks associated with acquisitions could have a material adverse effect on us.

Our strategy for growth includes strengthening and expanding our presence in certain market segments and broadening our product offerings through acquisitions. Acquisitions are subject to potential problems and inherent risks, including:

•	difficulties in identifying, financing and completing viable acquisitions, especially in light of the restrictions on acquisitions imposed by our debt covenants and our inability to use our common stock as consideration;

•	difficulties in integrating the acquired company, retaining the acquired company’s customers and achieving the expected benefits of the acquisition, such as expected revenue increases, cost savings and increases in geographic or product presence, in the desired time frames, if at all;

•	the diversion of management’s attention away from current operations;

•	the loss of key employees of the acquired company; and

•	the assumption of undisclosed liabilities.

Financing acquisitions could require us to use substantial cash or other liquid assets or to incur additional debt. In such cases, we could become more susceptible to default under our outstanding debt obligations, an economic downturn and competitive pressures. If we are unable to overcome the potential problems and inherent risks related to our acquisition strategy, then our business, operating results, financial condition and future growth prospects could suffer.

We currently rely on a relatively small number of customers to produce a significant amount of our net sales from coated solutions and technical products.

Our five largest customers for coated solutions products accounted for approximately 46% of coated solutions net sales in fiscal 2000, approximately 52% of coated solutions net sales in fiscal 2001 and approximately 51% of coated solutions net sales in fiscal 2002. Our dependence on these customers has increased in the last several years as a result of their acquisition of other customers. Our five largest customers for technical products accounted for approximately 56% of technical products net sales in fiscal 2000, approximately 57% of technical products net sales in fiscal 2001 and approximately 52% of technical products net sales in fiscal 2002. Many of our customers are under no obligation, contractual or otherwise, to purchase our products in the future. Furthermore, some of our customers have become insolvent or financially distressed in recent years, especially in the coated solutions market, which has resulted in bad debt write-offs of $5.5 million in 2000, $0.5 million in 2001 and $1.1 million in 2002. If we lose one or more of our significant customers (e.g., to a competitor or as a result of their being acquired by a customer of a competitor) or any of our significant customers experiences financial difficulty, then our operating efficiency, earnings and cash flow could be materially adversely affected.

We currently rely on a small number of third parties to supply several of the key raw materials we use to produce our products.

Our business depends upon the availability of key raw materials, including basestock and some chemicals. In fiscal 2002, we purchased from external suppliers approximately $149 million of basestock. We relied on three external suppliers for approximately 90% of the basestock we purchased in fiscal 2002 to produce our coated solutions products. We relied on a single external supplier for approximately 70% of the basestock we purchased in fiscal 2002 to produce our technical products. For some of the key chemicals we use in our products we rely on one or two suppliers. If there is a disruption in the supply of our raw materials, including the chemicals that we need to produce our coated solutions and technical products, then we may be required to purchase these raw materials from alternative sources, which may result in a significant increase in our operating costs. Included in these increased costs would be development costs associated with qualifying new raw materials and suppliers. We may not be able to procure carbonless basestock, thermal basestock or our other raw materials from alternative suppliers in the future in amounts sufficient to meet our needs or at prices consistent with historical prices. The unavailability of alternative suppliers could subject us to significant cost increases and manufacturing delays and could have a material adverse effect on our earnings and cash flow.

We have competitors in our various markets and we may not be able to maintain prices and margins for our products.

We face strong competition from companies in both the carbonless and thermal markets. Our competitors vary in size and the breadth of their product offerings and some of our competitors have significantly greater financial, technical and marketing resources than we do.

Regardless of the continuing quality of our primary products, we may be unable to maintain our prices or margins due to:

•	declining overall carbonless market size;

•	accelerating decline in the carbonless sheet market;

•	increasing manufacturing costs;

•	increasing international competition; or

•	declining general economic conditions.

Our inability to compete effectively or to maintain our prices and margins could have a material adverse effect on our earnings and cash flow.

We depend on our key personnel to manage our business effectively and they may be difficult to replace.

Our success depends, to a significant degree, on the efforts and abilities of our current senior and middle management teams. Their skills, experience and industry contacts significantly benefit us. The loss of key employees could have a negative effect on our operating results and financial condition. We do not maintain key-man life insurance on any members of our senior management team, other than our chief executive officer, and no members of our senior management team are subject to employment agreements.

Paperweight Development, its eligible subsidiaries and the ESOP may not continue to be exempt from federal or state income tax.

Paperweight Development has made an election to be taxed as an S corporation for federal income tax purposes and an election to treat its eligible subsidiaries as qualified subchapter S subsidiaries for federal and state income tax purposes.

Section 1362 of the Internal Revenue Code of 1986 provides that a corporation that meets certain requirements may elect to be taxed as an S corporation. These requirements include, but are not limited to: (1) the corporation having only certain types of shareholders, including ESOPs, (2) the corporation having 75 shareholders or less and (3) the corporation having only one class of stock.

The continuing status of Paperweight Development as an S corporation for federal and state income tax purposes will depend upon it continuing to meet the S corporation requirements. Neither we nor Paperweight Development have obtained a ruling from the Internal Revenue Service or any state tax agency confirming that Paperweight Development will be treated as an S corporation or that we will be treated as a qualified subchapter S subsidiary. In addition, neither we nor Paperweight Development have obtained an opinion upon which any investor may rely stating that Paperweight Development qualifies as an S corporation and its eligible subsidiaries qualify as qualified subchapter S subsidiaries for federal and state income tax purposes. It is possible that the Internal Revenue Service could take the position on audit that certain debt or obligations of Paperweight Development or its subsidiaries constitute a second class of stock and terminate Paperweight Development’s S election. The applicable law and regulations may change in a way which results in the taxation of Paperweight Development as a corporation other than as an S corporation. Furthermore, the current law that exempts the ESOP trust from taxation on its allocable share of an S corporation’s income may change.

Paperweight Development realized a benefit of approximately $17 million during fiscal 2002 as a result of the elimination of its and its eligible subsidiaries’ federal and state income tax liability. If, for any reason, Paperweight Development loses its S corporation status, or any of its qualified subchapter S subsidiaries loses its qualified subchapter S subsidiary status, Paperweight Development and its subsidiaries would be required to pay federal and state income tax, thereby reducing the amount of cash available to repay debt or reinvest in our operations, which would have a material adverse effect on our earnings and cash flow. The termination of Paperweight Development’s S corporation status or the termination of Paperweight Development’s subsidiaries’ qualified subchapter S subsidiary status would violate covenants under the senior credit facility and the indenture governing the notes and would lead to a default under the senior credit facility and/or the indenture governing the notes. Loss of S corporation or comparable status would also require Paperweight Development and its subsidiaries to pay state income taxes in many states. Similarly, if the ESOP trust becomes subject to tax on its share of the S corporation’s income, Paperweight Development would have to distribute cash to the ESOP trust to allow it to pay the tax, again reducing the amount of cash available to repay debt or to be reinvested in our operations.

As an S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If we engage in any sale of a material portion of our assets in the future, we could be subject to a significant tax liability.

Proposed legislation and regulations intended to address employee benefit plan terms that may have contributed to losses in the 401(k) plan maintained by Enron Corp. and other highly visible corporate failures could adversely affect our ability to repay our debt, reinvest in our operations, or grow our business through new product development or through acquisitions.

Following the bankruptcy filings of Enron Corp. and others, legislators and agencies of the executive branch proposed legislation and have continued to formulate recommendations to amend, restrict or eliminate various features of employee benefit plans. For example, legislation has been proposed in Congress to restrict the amount of company stock that may be held by a 401(k) plan and to allow plan participants to freely sell company stock held in their plan accounts. In addition, a Presidential Task Force has been established which may formulate regulatory recommendations on employers’ restrictions on portfolio diversification and on employees selling their company stock. If legislation is adopted or new regulations are adopted that require us to lift restrictions on sales of stock held in participants’ KSOP accounts, that expand the diversification rights of participants in the KSOP, or that limit the amount of Paperweight Development common stock that may be held by the KSOP, then we may be required to fund the repurchase of substantial amounts of Paperweight Development common stock or take some other action restrictive to our finances. These repurchases or other restrictive actions could reduce the amount of cash available to repay debt, reinvest in our operations, or grow our business through new product development or through acquisitions. In addition, these repurchases could violate covenants under the senior credit facility and the indenture governing the notes, which would lead to a default under those documents.

Paperweight Development’s legal obligations to repurchase common stock from employees terminating their participation in the ESOP may lead to a default under the agreements governing our indebtedness.

It may be necessary for us to make significant distributions to Paperweight Development in order for it to satisfy its share repurchase obligations to the ESOP under ERISA and the terms of the KSOP. The ESOP incurs obligations to its participants when they retire, otherwise terminate employment or make diversification elections. However, the agreements governing our indebtedness contain limitations on our ability to make this type of distribution. The amount of Paperweight Development’s repurchase obligations may at any time exceed these limitations and we may elect to or be forced to help Paperweight Development meet its obligations. Further, Paperweight Development may also be limited to some extent from making payments to the ESOP or its beneficiaries by the terms of its and our indebtedness. As a result of Paperweight Development’s legally imposed repurchase obligation, we and/or Paperweight Development may be forced to violate the distribution and/or payment limitations contained in the agreements relating to its and our indebtedness, which may ultimately result in a default under these agreements. Defaults on any of our indebtedness could result in acceleration of our indebtedness and cause us to dispose of our assets or declare bankruptcy.

Item 8. Financial Statements and Supplementary Data

1. Report of Independent Accountants

To the Shareholder and Board of Directors

    of Paperweight Development Corp. and Appleton Papers Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Paperweight Development Corp. and its subsidiaries (Successor Company) as of December 28, 2002 and December 29, 2001 and the related consolidated statements of operations, redeemable common stock, (accumulated deficit) retained earnings, accumulated other comprehensive loss and comprehensive income and cash flows for the year ended December 28, 2002 and for the period from November 10, 2001 to December 29, 2001. We have also audited the accompanying consolidated statements of operations, shareholder’s equity and cash flows of Appleton Papers Inc. and its subsidiaries (Predecessor Company) for the period December 31, 2000 to November 9, 2001 and for the year ended December 30, 2000. These financial statements are the responsibility of the respective Successor and Predecessor Company’s managements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paperweight Development Corp. and its subsidiaries at December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for the year ended December 28, 2002 and the period from November 10, 2001 to December 29, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Appleton Papers Inc. and its subsidiaries for the period December 31, 2000 to November 9, 2001 and for the year ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Successor Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective December 30, 2001.

As discussed in Note 2 to the consolidated financial statements, the Predecessor Company had a change in ownership as of November 9, 2001 which resulted in a new basis of accounting.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 27, 2003

2. Financial Statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 28, 2002 and DECEMBER 29, 2001

(dollars in thousands, except share data)

	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$24,390	$35,702
Accounts receivable, less allowance for doubtful accounts of $1,428 and $1,585, respectively	93,377	105,348
Inventories	118,098	134,598
Other current assets	12,933	12,010

Total current assets	248,798	287,658
Property, plant and equipment, net	504,088	531,776
Intangible assets, net	127,016	136,479
Environmental indemnification receivable	67,356	14,674
Other assets	12,904	31,711

Total assets	$960,162	$1,002,298

LIABILITIES, REDEEMABLE COMMON STOCK, (ACCUMULATED DEFICIT) RETAINED EARNINGS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$42,419	$24,125
Accounts payable	45,419	49,217
Accrued interest expense	1,758	2,403
Restructuring reserve	4,753	5,464
Other accrued liabilities	64,743	61,406

Total current liabilities	159,092	142,615
Senior secured notes payable	108,923	240,875
Variable rate industrial development bonds	8,650	8,650
Capital lease obligation	3,923	4,314
Postretirement benefits other than pension	58,262	57,178
Accrued income taxes	24,548	6,578
Accrued pension	10,959	15,954
Environmental liability	88,373	14,674
Other long-term liabilities	9,548	7,285
Senior subordinated notes payable	199,958	250,000
Deferred payment obligation	156,409	141,896
Commitments and contingencies (Note 19)	—	—
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 11,587,204 and 10,684,373, respectively	133,581	104,663
(Accumulated deficit) Retained earnings	(541)	7,616
Accumulated other comprehensive loss	(1,523)	—

Total liabilities, redeemable common stock, (accumulated deficit) retained earnings and accumulated other comprehensive loss	$960,162	$1,002,298

The accompanying notes are an integral part of the consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	(Successor Basis)		(Predecessor Basis)
	For the Year Ended December 28, 2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001	For the Year Ended December 30, 2000
Net sales	$897,973	$112,950	$842,868	$1,080,013
Cost of sales	630,712	76,345	591,741	752,616

Gross profit	267,261	36,605	251,127	327,397
Selling, general and administrative	156,577	18,693	135,126	166,238
Restructuring and other charges	—	—	6,385	7,816
Environmental expense	21,017	—	23,389	3,148
Litigation settlements	—	—	449	3,625
Equipment relocation expenses	—	—	463	5,215
Loss on investment	—	—	—	6,500

Operating income	89,667	17,912	85,315	134,855
Other expense (income)
Interest expense	68,354	10,638	25,441	43,244
Debt extinguishment expenses	11,754	—	10,392	7,502
Interest income	(990)	(406)	(8,818)	(13,750)
Minority interest	—	—	—	1,230
Foreign exchange (gain) loss	(46)	(53)	492	(2,406)

Income before income taxes	10,595	7,733	57,808	99,035
Provision for income taxes	503	117	20,625	32,874

Income from continuing operations	10,092	7,616	37,183	66,161

Discontinued operations, net of tax:
Loss from discontinued operations	—	—	(4,462)	(13,063)

Net income	$10,092	$7,616	$32,721	$53,098

The accompanying notes are an integral part of the consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	(Successor Basis)		(Predecessor Basis)
	For the Year Ended December 28, 2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001	For the Year Ended December 30, 2000
Cash flows from operating activities:
Income from continuing operations	$10,092	$7,616	$37,183	$66,161
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation	58,514	4,716	36,201	42,365
Amortization of intangible assets	9,463	1,289	458	532
Amortization of financing fees	9,585	1,770	59	258
Employer 401(k) noncash matching contributions	7,339	1,154	—	—
Foreign exchange (gain) loss	(46)	(53)	492	(2,406)
Loss on disposals of equipment	1,563	—	1,252	539
Debt extinguishment expenses	11,754	—	209	572
Accretion of deferred payment and capital lease obligations	14,818	1,890	324	239
Minority interest	—	—	—	1,230
Deferred income taxes	—	—	(11,840)	(26,469)
Asset impairment charges	—	—	3,827	—
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	12,017	17,524	17,215	(13,553)
Inventories	16,500	(4,767)	25,308	5,273
Other current assets	(923)	54	(226)	3,156
Accounts payable and other accrued liabilities	(6,335)	(1,426)	(14,480)	(5,877)
Restructuring reserve	(711)	(19)	(9,913)	4,661
Accrued income taxes	17,970	289	(4,656)	34,193
Accrued pension	(7,097)	205	—	—
Environmental liability	21,017	—	20,012	—
Other, net	1,368	(187)	(828)	907

Net cash provided by operating activities of continuing operations	176,888	30,055	100,597	111,781
Net cash provided by (used by) operating activities of discontinued operations	—	—	11,897	(13,370)

Net cash provided by operating activities	176,888	30,055	112,494	98,411

Cash flows from investing activities:
Proceeds from sale of equipment	56	19	9,016	53
Additions to property, plant and equipment	(32,444)	(6,741)	(49,804)	(81,072)
Acquisition of business, net of cash acquired	—	(314,826)	—	—
Purchase of minority interest in affiliates	—	—	—	(45,960)
Payments to acquire equipment from capital lease	—	—	—	(30,141)

Net cash (used by) investing activities of continuing operations	(32,388)	(321,548)	(40,788)	(157,120)
Net cash (used by) investing activities of discontinued operations	—	—	—	(25,259)

Net cash (used by) investing activities	(32,388)	(321,548)	(40,788)	(182,379)

Cash flows from financing activities:
Payments of senior secured notes payable	(113,658)	—	—	(17,000)
Payments of senior subordinated notes payable	(50,042)	—	—	—
Payments relating to capital lease obligation	(671)	(56)	(268)	(246)
Proceeds from issuance of redeemable common stock, net of issuance costs	5,909	104,663	—	—
Payments to redeem common stock	(304)	—	—	—
Cash overdraft	2,954	(4,570)	8,920	(2,902)
Payments of loans from former parent and affiliated companies	—	—	(45,745)	(30,394)
Loans from former parent and affiliated companies	—	—	159,140	189,575
Due to former parent and affiliated companies, net	—	(7,388)	6,412	12,611
Payment of senior subordinated seller note	—	(250,000)	—	—
Proceeds from issuance of long-term debt, net of issuance costs	—	484,546	—	—
Payments for debt extinguishment	—	—	(150,000)	(86,000)

Net cash (used by) provided by financing activities of continuing operations	(155,812)	327,195	(21,541)	65,644
Net cash (used by) provided by financing activities of discontinued operations	—	—	(11,528)	12,256

Net cash (used by) provided by financing activities	(155,812)	327,195	(33,069)	77,900
Change in cash and cash equivalents	(11,312)	35,702	38,637	(6,068)
Cash and cash equivalents at beginning of period	35,702	—	39,871	45,939

Cash and cash equivalents at end of period	$24,390	$35,702	$78,508	$39,871

The accompanying notes are an integral part of the consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(dollars in thousands, except share data)

	Common Stock					Total Shareholder’s Equity (Deficit)
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Shareholder Note
Balance, January 1, 2000 (Predecessor Basis)	100	$10,500	$(224,282)	$404,873	$(125,000)	$66,091
Net income	—	—	—	53,098	—	53,098
Dividend distribution	—	—	—	(119,708)	—	(119,708)

Balance, December 30, 2000 (Predecessor Basis)	100	10,500	(224,282)	338,263	(125,000)	(519)
Net income	—	—	—	32,721	—	32,721
Conversion of shareholder note	—	—	—	—	125,000	125,000
Dividend distribution	—	—	—	(7,388)	—	(7,388)
Capital contribution from parent and affiliated companies	—	—	352,973	—	—	352,973
Transfer of liability to affiliated company	—	—	2,782	—	—	2,782
Recovery of withholding tax	—	—	—	5,204	—	5,204

Balance, November 9, 2001 (Predecessor Basis)	100	$10,500	$131,473	$368,800	$—	$510,773

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK, (ACCUMULATED DEFICIT)

RETAINED EARNINGS, ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME

(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income
Issuance of redeemable common stock, net of issuance costs	10,684,373	$104,663	$—	$—
Comprehensive income:
Net income	—	—	7,616	—	$7,616

Total comprehensive income					$7,616

Balance, December 29, 2001	10,684,373	104,663	7,616	—
Comprehensive income:
Net income	—	—	10,092	—	$10,092
Minimum pension liability adjustment	—	—	—	(1,523)	(1,523)

Total comprehensive income					$8,569

Issuance of redeemable common stock	919,539	10,973	—	—
Redemption of redeemable common stock	(16,708)	(304)	—	—
Accretion of redeemable common stock	—	18,249	(18,249)	—

Balance, December 28, 2002	11,587,204	$133,581	$(541)	$(1,523)

The accompanying notes are an integral part of the consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Paperweight Development Corp. (“PDC”) and New Appleton LLC were formed on December 28, 2000 by an executive management group of Appleton Papers Inc. (“API”) for the purpose of purchasing all of the partnership interests of Arjo Wiggins Delaware General Partnership (“AWDGP”). The partnership interests in AWDGP were held by Arjo Wiggins US Holdings Limited (87.5%) and Arjo Wiggins North America Investments Limited (12.5%). API was a wholly owned subsidiary of Appleton Investments LLC (“AI”) and AI was a wholly owned subsidiary of AWDGP. Prior to the acquisition of AWDGP, PDC had no operating activity.

The Appleton Papers Retirement Savings Plan (the “401(k) plan”) was amended and restated effective January 1, 2001 in the form of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan (the “KSOP”). The KSOP includes a separate employee stock ownership plan component (the “ESOP” or the “Company Stock Fund”). Eligible employees of API, as named fiduciaries under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, were offered a one-time irrevocable election to direct State Street Global Advisors, the ESOP trustee, to accept the transfer of all or any part of their existing balances in the 401(k) plan and the 401(a) plan to the Company Stock Fund. At the close of the election period, the proceeds from this offering were approximately $106.8 million and were used to purchase 100% of the outstanding common stock of PDC (see Note 22 “Employee Stock Ownership Plan”). PDC and New Appleton LLC acquired AWDGP on November 9, 2001.

In December 2001, AI was liquidated and merged into AWDGP. Subsequently, AWDGP was liquidated and merged into API and New Appleton LLC was liquidated and merged into PDC.

The accompanying consolidated financial statements, after the elimination of intercompany accounts and transactions, include the accounts of PDC and its wholly owned subsidiaries (collectively the “Company”) for the year ended December 28, 2002 and the period November 10, 2001 to December 29, 2001 (“Successor Period”). The accounts prior to the acquisition of AWDGP (“Predecessor Period”) relate to API, its wholly owned subsidiaries, as well as AWDGP and AI. The accounts of AWDGP and AI consisted of debt used to fund the operations of API and the corresponding interest expense and tax benefits. The consolidated statements of operations and cash flows for the Successor Period have been segregated from the Predecessor Period to reflect the change in the reporting entity. Subsequent to the November 9, 2001 acquisition, API became a wholly owned subsidiary of PDC (see Note 2 “Acquisition of Appleton Papers Inc.”).

Prior to July 2000, API’s ultimate parent was Arjo Wiggins Appleton p.l.c. (“AWA”), a company incorporated in the United Kingdom. In July 2000, API’s ultimate parent became Worms et Cie. through the purchase of AWA’s outstanding shares. Worms et Cie. is incorporated in France.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NATURE OF OPERATIONS

API is the primary operating subsidiary of PDC and was the primary operating subsidiary of AWDGP. API’s principal line of business is the manufacture of carbonless and thermal paper and various other technical products. In the fourth quarter of 2002, the Company redefined the structure of its internal organization, which has resulted in a change in the composition of its reportable segments. The Company’s most significant operations are now included within its coated solutions and technical products segments. The coated solutions segment is comprised of the Company’s carbonless, specialty papers, digital printing papers and toll coating service businesses. The Company’s technical products segment is comprised of the Company’s direct thermal business as well as additional applications in the label and tag/ticket product categories. The Company’s remaining segment is security products. Sales within the coated solutions segment accounted for approximately 77% of consolidated net sales in 2002, 78% in the fiscal 2001 Successor Period, 79% in the fiscal 2001 Predecessor Period and 80% of consolidated net sales for 2000. The principal markets for API’s products are printers, merchants and converters in the United States and Canada.

2.	ACQUISITION OF APPLETON PAPERS INC.

At the close of business on November 9, 2001, PDC and New Appleton LLC completed the purchase of all the partnership interests of AWDGP (the “Acquisition”). The total cash purchase price consisted of the following (dollars in thousands):

Agreed upon purchase price	$810,000
Transaction fees	6,203
Cash acquired by buyer	(78,508)
Settlement of intercompany note receivable	(32,869)

Net assets acquired	704,826
Senior subordinated seller note	(250,000)
Deferred payment obligation	(140,000)

Acquisition of business, net of cash acquired	$314,826

The transaction was financed with $106.8 million of proceeds received from the ESOP ($104.7 million, net of stock issuance costs), $265.0 million of senior secured notes payable borrowed at the closing (see Note 12 “Long-Term Obligations”), $250.0 million in aggregate principal amount of a senior subordinated note due 2008 issued to AWA which bore interest at the rate of 11.5% per annum in the Successor Period and a deferred payment obligation with a present value of $140 million at the closing of the Acquisition to be paid to AWA (see Note 12 “Long-Term Obligations”).

In conjunction with the Acquisition, the Company entered into two indemnification agreements under which AWA agreed to indemnify PDC and PDC agreed to indemnify API for, and pay, all governmental and third party liabilities and all costs and expenses incurred by API in defense against governmental and third party claims, referred to as the Fox River Liabilities. The Fox River Liabilities also include fees and expenses of API’s environmental counsel, advisers, engineers and scientific experts, and the costs incurred in obtaining studies and other analyses concerning various remedial alternatives for the Lower Fox River. The indemnification agreements mirror one another and result in API receiving indemnification payments directly or indirectly from AWA.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the indemnification agreements, AWA agreed to indemnify the Company for the first $75 million of Fox River Liabilities and for those in excess of $100 million (see Note 19 “Commitments and Contingencies”). The Company is responsible for the $25 million of liabilities between $75 million and $100 million. The indemnification agreements provide that it is the intent of the parties that at no time will API or PDC be required to fund any costs and expenses relating to the Fox River Liabilities for which API or PDC will be indemnified. Under its indemnity, AWA provided for payment of $14.1 million in Fox River Liabilities through 2002.

In connection with the indemnification agreements and in order to assure the Company, the ESOP Trustee and the Company’s lenders that AWA would be able to meet its indemnification obligations under these agreements, AWA purchased and fully paid for indemnity claim insurance from an affiliate of American International Group, Inc. (“AIG”).

The AIG insurance policy is a $250 million policy that is designed to provide coverage, with the exception described below, for an increasing amount of potential Fox River Liabilities for each of the 12-month periods beginning November 9 of the years specified below:

Year	Maximum Coverage
2001	$ 75 million
2002	$100 million
2003	$125 million
2004	$150 million
2005	$175 million
2006	$200 million
2007 and thereafter	$250 million
(unless reduced as described below)

The amounts available under the AIG insurance policy were determined as a result of negotiations with AWA and are not based on any particular cost estimates. The Company believes that the $250 million available under the AIG insurance policy will be in excess of the Company’s ultimate liability for remediation of the Lower Fox River even if, as discussed in Note 19, “Commitments and Contingencies,” (a) the costs of remediation were to be twice the government agencies’ estimate of $333 million, (b) the Company’s natural resource damages (“NRD”) settlement was to be twice the $14 million obtained by Georgia-Pacific and (c) the Company’s combined share with NCR of all of these liabilities was to be substantially more than any estimate of the Company’s share of the PCB discharge.

The AIG insurance policy was designed to provide a funding source to satisfy the Fox River Liabilities and other liabilities. As such, the policyholder (described below) has designated a third party administrator to manage the various environmental issues that arise with respect to the Lower Fox River. This administrator works with the Company’s employees as negotiations and discussions occur with governmental authorities and third parties. As the Company incurs costs and expenses that constitute Fox River Liabilities, it submits invoices to the administrator which are in turn submitted to AIG and then paid under the AIG insurance policy. As noted above, the indemnity arrangements negotiated with AWA and the AIG insurance policy are designed to ensure that the Company will not be required to fund any costs and expenses for the Fox River Liabilities and to assure the Company, the ESOP Trustee and the Company’s lenders and investors that it will not have to rely on AWA itself to make these payments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The AIG insurance policy will not terminate sooner than the stated maturity of the senior subordinated notes unless the Company experiences some types of changes of control and provided it complies with the provisions of the senior credit facility and senior subordinated notes, including provisions that could require it to repay or offer to repay that indebtedness. The AIG insurance policy will be extended beyond the stated maturity of the senior subordinated notes, referred to as an extension period, (1) for up to three years if a designated arbiter is not able to determine that the Company will have sufficient internal cash to repay the senior subordinated notes at stated maturity, or if the designated arbiter determines the Company will have sufficient cash but does not actually repay the senior subordinated notes or irrevocably deposit funds sufficient to repay them or (2) for up to five years if AWA shall have committed a payment default under its indemnification obligations in excess of $1 million that is not cured within 60 days of written notice. The amount of coverage required under the AIG insurance policy during an extension period will be the lesser of (1) two times the excess of the required remaining indemnification payments during the extension period over funds available from the net worth protection described below and the amounts otherwise available under the policy after December 15, 2008 from the stream of payments referred to as the annuity as determined by a designated arbiter or (2) the amount of coverage available under the AIG insurance policy remaining on the first day of the extension period.

The AIG insurance policy is owned by a Bermuda corporation and is referred to as the policyholder. Under the indemnification agreements, the policyholder has the right to elect to reduce the maximum coverage amount from $250 million to $167 million at any time after the notes are paid in full and certain other conditions are met or upon a change of control.

In order to establish and administer the AIG insurance policy, AWA and PDC each formed direct or indirect special purpose subsidiaries that jointly own the policyholder. The policyholder owns and is the direct beneficiary of the AIG insurance policy. At the closing of the Acquisition, AWA assigned, and the policyholder assumed, AWA’s share of the Fox River Liabilities under AWA’s indemnification agreement in exchange for a capital contribution by AWA to the policyholder in the amount of the premium due under and to fully purchase the AIG insurance policy. AWA has not been released from its primary responsibility for performance under its indemnification agreement. This structure is intended to protect the policyholder and the AIG insurance policy from claims made by the creditors of AWA, PDC and/or their respective affiliates, including the special purpose subsidiaries that own the policyholder, in a bankruptcy or other liquidation proceeding involving any of these companies.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The indemnification agreements provide that AWA can elect to control and manage the Fox River Liabilities with the cooperation and assistance of the Company’s personnel. API agreed to make certain of its employees available to AWA at its cost to assist with discussions and negotiations with the United States Environmental Protection Agency (“EPA”), the Wisconsin Department of Natural Resources (“DNR”), the Fish & Wildlife Service (“FWS”) and other governmental agencies.

In addition to the AIG insurance policy, AWA agreed to deposit up to $75 million, minus all previous indemnification payments made for Fox River Liabilities, into an escrow account, which is referred to as the net worth protection, if the maximum coverage limits under the AIG insurance policy are no longer in force, if AWA has not yet paid its first $75 million of Fox River Liabilities and if AWA’s consolidated tangible net worth is less than £500 million (1) for two consecutive fiscal quarters or (2) in whole or in part as a result of a sale of assets outside the ordinary course of business, a sale of stock or other ownership interests of any direct or indirect operating subsidiary or a transaction out of the ordinary course of business.

The AIG insurance policy and the net worth protection are collectively referred to as the financial assurance. Under the indemnification agreements, AWA is able to reduce some of the financial assurance to avoid duplication of the components of the financial assurance. The indemnification agreements provide for a dispute resolution process involving arbitration in accordance with the Center for Public Resources—Rules for Non-Administered Arbitration.

AWA also agreed to indemnify the Company for liabilities related to the business and operations of Newton Falls, Inc., Appleton Coated LLC, Appleton Capital Inc., Appleton Leasing LLC, Arjo Wiggins Investments Inc., Appleton Recycled Fibers, Inc., Paperhub.com, Inc. and several other of API’s former subsidiaries, the ownership of the real property on which the Harrisburg plant is located and for pre-closing environmental contingencies at this location, and for certain other designated liabilities, which are referred to as other excluded liabilities, including pending litigation, and some known environmental conditions or issues, other than those matters relating to the Lower Fox River which are covered by the indemnification agreement described above. Under these provisions AWA is obligated to reimburse API for losses for, in the case of a breach of an environmental representation or warranty or a loss arising from a known environmental condition or issue constituting other excluded liabilities, 50% of the first $5 million of losses and, 100% of losses in excess of $5 million, and in all other cases, 100% of the losses.

Also as part of the purchase agreement, AWA agreed to indemnify the Company for 100% of net income tax liabilities after the November 9, 2001 acquisition, in respect of periods through September 30, 2001, excluding 50% of amounts in excess of $5.0 million in the aggregate up to and including $10.0 million in the aggregate, representing a maximum amount of $2.5 million for which the Company shall remain responsible. All tax refunds relating to periods through September 30, 2001 received by the Company must first be applied against the amount of net income tax liabilities indemnified by AWA. The Company will be allowed to retain any excess net refunds over net income tax liabilities. In fiscal 2002, API received $17.9 million of federal and state tax refunds that relate to periods prior to September 30, 2001, which may be used to satisfy any additional tax liabilities arising from audits for those periods.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and the financial statements of API were adjusted on November 10, 2001 to reflect assets and liabilities at fair value. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, excluding cash acquired (dollars in thousands):

(Successor Basis)
At November 10, 2001
Current assets	$264,714
Property, plant and equipment	529,770
Intangible assets	137,768
Other assets	17,210

Total assets acquired	$949,462

Current liabilities	$137,028
Long-term debt	8,650
Other long-term liabilities	98,958

Total liabilities assumed	$244,636

Net assets acquired	$704,826

Due to the nonperformance on the part of Enron Corp., the Company sought the termination of unfavorable purchase contracts that were in existence at the Acquisition date. The Company believes that it will have no further obligation under these purchase contracts, and, as a result, the allocation of purchase price is final.

Effective December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with an indefinite life will no longer be amortized, however, they must be tested for impairment annually. Amortization will continue to be recorded for other intangible assets with determinable lives. A summary of net income, as if the Company had accounted for goodwill under SFAS No. 142 as of January 2, 2000 is as follows (dollars in thousands):

	(Successor Basis)		(Predecessor Basis)
	For the Year Ended December 28, 2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001	For the Year Ended December 30, 2000
Adjusted net income
As reported, net of tax	$10,092	$7,616	$32,721	$53,098
Goodwill amortization	—	—	458	532

	$10,092	$7,616	$33,179	$53,630

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the $137.8 million of acquired intangible assets, $90.7 million was assigned to registered trademarks. Trademarks, related to carbonless paper, of approximately $60.0 million are being amortized over their useful life of 20 years, while the remaining $30.7 million are considered to have an indefinite life, and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 6 to 25 years and relate to patents of $40.0 million and customer relationships of $7.1 million, respectively. Intangible assets consist of the following (dollars in thousands):

	As of December 28, 2002		As of December 29, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$60,000	$3,404	$60,000	$404
Patents	40,000	6,997	40,000	843
Customer relationships	7,050	351	7,050	42

Total	$107,050	$10,752	$107,050	$1,289

Unamortized intangible assets:
Trademarks	$30,718		$30,718

Amortization expense for the year ended December 28, 2002 and the period November 10, 2001 to December 29, 2001 approximated $9.5 million and $1.3 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates that annual amortization expense of intangible assets will approximate $9.5 million for each of the next five years.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company’s fiscal year is the 52-week or 53-week period ending the Saturday nearest December 31. Fiscal year 2002 was a 52-week period ending on December 28, 2002. Fiscal 2001 was a 52-week year, for which the Predecessor Period and the Successor Period ended November 9, 2001 and December 29, 2001, respectively. Fiscal year 2000 was a 52-week period ending on December 30, 2000.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more critical estimates made by management relate to environmental contingencies, pension and postretirement assumptions, accrued discounts, restructuring charges and accruals, accrued income taxes, intangible asset impairment, fair market value of redeemable common stock and receivable and inventory reserves. Actual results could differ from those estimates.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RECLASSIFICATIONS

Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

REVENUE RECOGNITION

Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company’s price to the customer is fixed; collectibility is reasonably assured; and title has transferred to the customer. Generally, these criteria are met at the time of shipment. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized.

CASH EQUIVALENTS

Cash equivalents consist of funds invested in institutional money market funds with daily liquidity and commercial paper with original maturity dates less than three months. At December 28, 2002 and December 29, 2001, there were cash overdrafts of approximately $9.8 million and $6.8 million, respectively, which are included in accounts payable within the accompanying consolidated balance sheets.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for finished goods, work in process and raw materials. Stores and spare parts inventory are valued at average cost and certain other inventories are valued using the first-in, first-out (“FIFO”) method. Finished goods and work in process inventories include the cost of materials, labor and manufacturing overhead.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, including interest incurred during construction, and depreciated over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The general range of useful lives for financial reporting is 10 to 40 years for buildings and improvements and 2 to 20 years for machinery and equipment. Maintenance and repair costs that do not significantly improve the related asset or extend its useful life are charged to expense as incurred. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts with resulting gains or losses reflected in earnings.

INTERNAL USE SOFTWARE

Costs incurred related to the development of internal use software are accounted for in accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP No. 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use once certain criteria are met. Capitalized software costs are amortized over the lesser of 8 years or the useful life of the software using the straight-line method.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INTANGIBLE ASSETS

Certain intangible assets (including a portion of registered trademarks) have been determined to have indefinite useful lives and will not be amortized until their useful lives are determined to be no longer indefinite. Other intangible assets (patents, customer relationships and the remaining registered trademarks) are amortized over their estimated useful lives of 6 to 25 years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying value of intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This impairment analysis consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess.

The carrying value of intangible assets with definite lives and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be determined based upon a comparison of the undiscounted future net cash flows anticipated to be generated during the remaining life of the intangible assets with a definite life or long-lived assets to their respective carrying values. Measurement of any impairment loss would be based upon discounted operating cash flows.

INCOME TAXES

In conjunction with the Acquisition, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for federal and state income tax purposes, and therefore, the Company anticipates that it will not incur any future federal income tax liability and minimal state income tax liabilities.

Prior to the Acquisition, API and its domestic subsidiaries were included within the consolidated tax return of AWDGP and accounted for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable and accounts payable recorded in the balance sheets approximate fair value based on the short maturity of these instruments. Fair values of long-term debt and deferred payment and lease obligations are estimated based on market conditions and interest rates available to the Company for similar financial instruments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in financial statements. At December 28, 2002 comprehensive income for the Company consists of net income and accumulated other comprehensive loss relating to minimum pension liability adjustments totaling $1.5 million.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $14.7 million in 2002, $1.7 million during the 2001 Successor Period and $12.5 million for the fiscal 2001 Predecessor Period. Similar research and development costs were $15.9 million in 2000. Such costs for API’s discontinued coated free sheet and fine paper products division approximated $2.8 million in 2000.

ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When the liability is recorded, the entity capitalizes the cost of the liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 will be effective for the Company’s first quarter of fiscal 2003 and is not expected to have a material effect on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and was effective for the Company in fiscal 2002. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2002, SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued. This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of the SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement were effective for the Company for all transactions consummated after May 15, 2002. Pursuant to this pronouncement, API recorded debt extinguishment expenses of $11.8 million as part of other expenses as a result of refinancing a portion of the senior credit facility during the second quarter of 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. The Company anticipates that this statement, upon adoption, will not have a significant impact on its financial position or results of operations.

4.	GUARANTEES

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. This Interpretation outlines disclosure requirements effective beginning with 2002 calendar year-end financial statements, including a requirement to disclose the maximum amount of future payments that an entity might need to make under a guarantee. The Interpretation’s provision for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 28, 2002.

At December 28, 2002, the Company’s guarantees consisted of the potential repurchase obligation related to its redeemable common stock (see Note 22 “Employee Stock Ownership Plan”).

5.	DISCONTINUED OPERATIONS

On October 28, 2001, API completed the transfer of one of its wholly owned subsidiaries, Newton Falls, Inc. (“NFI”), to Newton Falls LLC (“NFLLC”), an affiliated company of AWA. The Newton Falls mill, which represented the remainder of API’s coated free sheet and fine paper products division, was permanently closed in the third quarter of 2001. API’s deficit investment in this subsidiary at the date of transfer was $2.8 million. This amount was credited to shareholder’s equity as API and NFLLC were commonly controlled entities.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective November 26, 2000, API completed the transfer of two wholly owned subsidiaries, Appleton Coated LLC (“AC”) and Appleton Leasing LLC, to Appleton Coated Papers Holdings Inc. (“ACPHI”), a company whose ultimate parent was also Worms et Cie. API’s investment in these subsidiaries at the date of the transfer was $225.1 million. API received related party notes receivable totaling $105.4 million as proceeds for this transaction. The $119.7 million loss generated as a result of this related party transaction was charged to shareholder’s equity as a dividend distribution as API and ACPHI were commonly controlled entities.

API classified these subsidiaries as discontinued operations in its consolidated statements of operations and of cash flows for the Predecessor Periods presented.

Revenues for these subsidiaries were none in the fiscal 2001 Predecessor Period and $221.7 million in 2000. Operating losses for these subsidiaries were $6.9 million in the fiscal 2001 Predecessor Period and $27.2 million in 2000.

6.	RESTRUCTURING AND OTHER CHARGES

During the third quarter of 1999, API announced plans to close the Newton Falls mill in 2000 and the Harrisburg plant in 2001. API recorded restructuring charges of $12.7 million in the fiscal 2001 Predecessor Period and $13.5 million in 2000 related to these facility closings.

In the third quarter of 2000, API ceased operations at the Newton Falls mill and permanently closed the mill during the third quarter of 2001. API sold its Harrisburg plant in August 2001. As part of this sale, API entered into a five-year agreement to lease the portion of the plant that served as a distribution center.

The table below summarizes the components of restructuring costs included in the consolidated statements of operations (dollars in thousands):

	(Predecessor Basis)
	For the Period December 31, 2000 to November 9, 2001		For the Year Ended December 30, 2000
	Restructuring and Other Charges	Loss from Discontinued Operations	Restructuring and Other Charges	Loss from Discontinued Operations
Asset impairments	$3,827	$3,277	$—	$—
Employee termination benefits	1,089	—	5,856	437
Environmental costs	—	—	—	3,000
Newton Falls mill closing costs	—	2,667	—	2,859
Loss on contractual obligations	—	(85)	—	(682)
Other	1,469	415	1,960	36

	$6,385	$6,274	$7,816	$5,650

In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” API recorded impairment losses of $3.8 million and $3.3 million during the period December 31, 2000 to November 9, 2001 for the sale of the Harrisburg plant and the closure of the Newton Falls mill, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Charges related to employee termination benefits of $1.1 million recorded in the period December 31, 2000 to November 9, 2001 and $5.9 million in fiscal 2000 were recorded for the 348 plant and distribution center employees whose employment was terminated in 2001.

In conjunction with the permanent closure of the Newton Falls mill in 2001, API estimated that it would incur environmental costs of $3.0 million to dredge the areas surrounding the mill. In October 2001, the remaining reserve related to these environmental costs of $2.8 million was transferred to an affiliated company (see Note 5 “Discontinued Operations”). Newton Falls mill closing costs of $2.7 million in the fiscal 2001 Predecessor Period and $2.9 million in 2000 relate to additional costs caused by various delays in closing the facility that were not included within API’s original estimates.

Other charges of $1.9 million and $2.0 million were recorded in the fiscal 2001 Predecessor Period and 2000, respectively. The 2001 charges primarily related to other payments made for various closing costs incurred for the Harrisburg plant. The most significant of the 2000 costs related to an early retirement package offered to salaried employees in 2000 that was not in place as of January 1, 2000.

The table below summarizes the components of the restructuring reserve included on the Consolidated Balance Sheets at December 28, 2002 and December 29, 2001 (dollars in thousands):

	December 29, 2001 Reserve	2002 Reserve Additions	2002 Charges to Reserve	December 28, 2002 Reserve
Distribution center exit costs	$5,464	$—	$(711)	$4,753

The $0.7 million reduction to the reserve represents 2002 lease payments, net of sublease income, for the New York distribution center. In 1999, the Company committed to exiting this distribution center in 2001 because it was no longer needed as a result of the closure of the Newton Falls mill and thus recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expires in 2007.

7.	TRANSACTIONS WITH AWA AND AWA AFFILIATED COMPANIES

In December 1997, API entered into a revolving credit facility with a financial institution and borrowed $600 million against the facility. API repaid approximately $387.7 million and $212.3 million of this debt in 1999 and 1998, respectively. In 1999, API entered into loans with affiliated companies for $372.9 million. The proceeds of these loans were used primarily to repay the revolving credit facility. At year-end 2000 these loans from affiliated companies totaled $331.6 million and had interest rates ranging from 5.0% to 7.0%. Principal amounts of these loans were payable upon demand.

On November 6, 2001, AWDGP’s two partners made a capital contribution of approximately $353.0 million to AWDGP. A portion of the receivables associated with this capital contribution were assigned to affiliated companies for full settlement of intercompany loan balances. Prior to the Acquisition, API made a dividend distribution of approximately $7.4 million to an affiliated company.

Management fee expenses to AWA approximated $1.0 million in the fiscal 2001 Predecessor Period and $2.1 million in 2000. Basestock and other paper purchases from Appleton Coated LLC for the fiscal 2001 Predecessor Period were $86.4 million. Similar purchases were $165.3 million in 2000. Fees, associated with information technology and other services, received from affiliated companies approximated $2.7 million for the fiscal 2001 Predecessor Period and $4.3 million for 2000.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 16, 1999, Arjo Wiggins Investments Inc. (“AWII”) issued an additional 11 shares of stock to API, increasing API’s share in AWII from 78.6% to 80%. On July 26, 2000, API bought the 20% minority interest share of AWII held by a subsidiary of AWA for $46.0 million and AWII was liquidated into API.

During 2000 and through September of 2001, API held a $125 million shareholder note in AWSA (the “AWSA Note”). The AWSA Note could be redeemed at the option of AWSA on every tenth anniversary of the January 5, 1994 issue date. Interest at the annual rate of 6.46% was payable on June 15 and December 15 of each year. API recorded $6.4 million of interest income in the fiscal 2001 Predecessor Period and $8.1 million of interest income in 2000. Effective October 1, 2001 the note was sold to AWA for $125 million plus accrued interest. In consideration for the sale of the AWSA Note, AWA agreed to reduce intercompany debt owed by API to AWA.

During 1990, API made a dividend distribution of $113.4 million to AWA, of which, $5.2 million represented withholding tax. This $113.4 million dividend was charged directly to equity. Subsequent to remitting the withholding tax, API determined the distribution was not subject to withholding tax and filed for a refund. API received the refund but, expecting the issue to be contested by the IRS, recorded the receipt of the refund as an accrued liability. During the third quarter of 2001 the issue was settled by the IRS in API’s favor and the $5.2 million accrued liability was reversed directly to retained earnings.

8.	INVENTORIES

Inventories consist of the following (dollars in thousands):

	2002	2001
Finished goods	$61,685	$67,145
Raw materials, work in process and supplies	56,898	68,683

Total cost	118,583	135,828
Excess cost over LIFO cost	(485)	(1,230)

	$118,098	$134,598

Stores and spare parts inventory balances of $21.3 million in 2002 and $21.8 million in 2001 are valued at average cost.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	PROPERTY, PLANT AND EQUIPMENT

Assets were recorded at fair market value at the beginning of the Successor Period. Balances consist of the following (dollars in thousands):

	2002	2001
Land and improvements	$4,725	$4,725
Buildings and improvements	77,259	74,727
Machinery and equipment	447,745	426,434
Software	9,971	6,283
Capital leases	4,764	4,764
Construction in progress	22,633	19,559

	567,097	536,492
Accumulated depreciation/amortization	(63,009)	(4,716)

	$504,088	$531,776

10.	OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	2002	2001
Deferred debt expense	$9,483	$28,814
Other	3,421	2,897

	$12,904	$31,711

11.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (dollars in thousands):

	2002	2001
Payroll	$10,912	$11,865
Trade discounts	26,437	22,799
Workers’ compensation	5,129	5,897
Lower Fox River liability	6,144	5,990
Other	16,121	14,855

	$64,743	$61,406

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	2002	2001
Senior secured variable rate note payable, LIBOR plus 2.5%, $4,144 due quarterly ending November 8, 2005	$57,550	$115,000
Senior secured variable rate note payable, LIBOR plus 4.25%, $375 due quarterly with $143,250 due November 8, 2006	—	150,000
Senior secured variable rate note payable, LIBOR plus 3.25%, $227 due quarterly with $77,412 due November 8, 2006	93,792	—

	151,342	265,000
Less obligations due within one year (1)	(42,419)	(24,125)

	108,923	240,875
Unsecured variable rate industrial development bonds, 1.7% average interest rate at December 28, 2002, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
Senior subordinated notes payable, 12.5%, due December 15, 2008	199,958	250,000
Deferred payment obligation, due May 8, 2010, 10% per annum compounded semi-annually to the date of repayment	156,409	141,896

(1)	In accordance with the terms of the senior secured variable rate notes payable, it is anticipated that an additional debt repayment of $19.9 million, based upon an excess cash calculation, will be made during the first quarter of 2003. As such, this amount has been included in the balance representing obligations due within one year.

On November 9, 2001, API entered into a $340 million Senior Credit Facility. The Senior Credit Facility was comprised of the following: a four-year credit facility of up to $75 million for revolving loans, including letters of credit; a four-year senior secured note of $115 million; and a five-year senior secured note of $150 million. The Senior Credit Facility is unconditionally, jointly and severally guaranteed by PDC and WTA Inc., a wholly owned subsidiary of API (see Note 25 “Guarantor Financial Information”).

The interest rate payable under the revolving credit facility and $115 million senior secured note were subject to adjustments after six months based on the achievement of certain financial tests. Borrowings under the revolving credit facility and the $115 million senior secured note bore interest at LIBOR plus 3.5% per annum through May 8, 2002. On May 9, 2002, the Company’s defined leverage ratio was calculated at less than 2.5 to 1.00 but greater than or equal to 2.00 to 1.00, and as a result, the interest rate was reduced to LIBOR plus 3.0%. On November 18, 2002, the Company’s defined leverage ratio was calculated at less than 2.00 to 1.00 but greater than or equal to 1.50 to 1.00 and as a result the interest rate was reduced to LIBOR plus 2.5%.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Through June 5, 2002, borrowings under the $150 million senior secured note bore interest at LIBOR plus 4.25% per annum, subject to a minimum LIBOR rate of 2.5%. On June 6, 2002, the Company refinanced the $112.4 million remaining principal amount and replaced it with similar debt carrying a reduced interest rate of LIBOR plus 3.25%, not subject to a minimum LIBOR rate. The terms of this refinanced debt also allowed the Company to repurchase up to $50.0 million in aggregate principal amount of its 12.5% Senior Subordinated Notes due 2008. As a result of this refinancing, $11.8 million of deferred debt issuance costs were written off during June as debt extinguishment expenses.

The LIBOR rate at December 28, 2002 was 1.4%.

During 2002, the Company made mandatory debt repayments of $18.0 million, plus interest, and voluntary debt prepayments totaling $95.7 million, plus interest, on its outstanding senior secured notes.

On December 14, 2001, API issued $250 million aggregate principal amount of its 12.5% Series A Senior Subordinated Notes due 2008, which were used to redeem in full, at par, the senior subordinated note due 2008 held by AWA (see Note 2 “Acquisition of Appleton Papers Inc.”). On June 12, 2002, the Company’s Registration Statement on Form S-4, relating to the offer to exchange up to $250 million of its registered 12.5% Series B Senior Subordinated Notes due 2008 for any and all of its outstanding 12.5% Series A Senior Subordinated Notes due 2008, was declared effective by the Securities and Exchange Commission. The exchange offer closed on July 12, 2002. The entire outstanding principal balance of Series A notes was exchanged for Series B notes. During 2002, the Company purchased and retired $50.0 million of its Series B notes. The Company paid a premium of $1.8 million on the purchase and retirement of the $50.0 million of its Series B notes. Actual principal of $50,042,000 was purchased and retired. This was $42,000 higher than permitted under the Senior Credit Facility terms agreed to as part of the June 6, 2002 refinancing. As such, the Company was in technical default and, in accordance with the terms of the Senior Credit Facility, obtained a waiver from the senior lenders related to this technical default.

The Series B notes and the Series A notes have substantially the same terms, conditions and covenants. The Series B notes are unsecured obligations of API, ranking subordinate in right of payment to all senior debt of API and are unconditionally, jointly and severally guaranteed by PDC and WTA Inc. (see Note 25 “Guarantor Financial Information”). Interest on the Senior Subordinated Notes is payable semi-annually in June and December of each year. Prior to December 15, 2004, and after 100% application toward the repayment of the Senior Credit Facility, API may use the proceeds of certain sales of its equity to redeem up to 35% of the original principal amount of the Senior Subordinated Notes at a redemption price of 112.5% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Except pursuant to the preceding paragraph, the Senior Subordinated Notes will not be redeemable at API’s option prior to December 15, 2005. On or after December 15, 2005, API may redeem during the 12-month period beginning on December 15 of the applicable year all or a part of the Senior Subordinated Notes at the redemption prices of 106.25% in 2005, 103.125% in 2006 and 100% in 2007 and thereafter, plus accrued and unpaid interest and liquidated damages, if any. Liquidated damages are those, by agreement, owing to each entitled note holder if API fails to maintain the effectiveness of the agreed upon registration statement filed with the Securities and Exchange Commission. The liquidated damages are equal to $.05 per week per $1,000 in principal amount of securities held by each entitled note holder for each week or portion thereof that the registration defaults continue for the first 90-day period immediately following the occurrence of such registration default, an additional $.05 per week per $1,000 in principal amount with respect to each subsequent 90-day period, up to a maximum amount of liquidated damages of $.50 per week per $1,000 in principal amount. The liquidated damages, if any, will be paid to each entitled note holder on each interest payment date.

Both the Senior Credit Facility and the Senior Subordinated Notes contain customary affirmative and negative covenants. In general, the covenants contained in the Senior Credit Facility are more restrictive than those of the Senior Subordinated Notes. Among other restrictions, the covenants contained within the Senior Credit Facility require the Company to meet specified financial tests, including various debt and cash flow ratios which become more restrictive over the term of the debt. These financial tests include the following: a maximum defined leverage ratio of 2.4 to 1.00 at December 28, 2002 decreasing to 1.60 to 1.00 by December 31, 2004 and thereafter; a maximum defined senior leverage ratio of 1.00 to 1.00 at December 28, 2002 and thereafter; a minimum defined interest coverage ratio of 3.85 to 1.00 for four consecutive fiscal quarters beginning March 31, 2002 increasing to 4.00 to 1.00 by March 31, 2003 and thereafter; a minimum consolidated fixed charge coverage ratio of 1.30 to 1.00 for four consecutive quarters beginning March 31, 2002 increasing to 1.65 to 1.00 by March 31, 2004 and thereafter; and a minimum consolidated net worth of $107.0 million, plus fifty percent of cumulative consolidated net income for each fiscal quarter beginning with the quarter ending on March 31, 2002 for which consolidated net income is positive plus the excess of the aggregate amount of all ESOP stock issuances after November 9, 2001 over the aggregate amount of any ESOP related distributions after November 9, 2001.

The Senior Credit Facility and Senior Subordinated Notes also contain covenants, which, among other things, restrict API’s ability and the ability of other guarantors of the Senior Credit Facility and Senior Subordinated Notes to incur liens, engage in transactions with affiliates, incur additional indebtedness, declare dividends or redeem or repurchase capital stock, make loans and investments, engage in mergers, acquisitions, consolidations and asset sales, acquire assets, stock or debt securities of any person, make capital expenditures, terminate the S corporation status of PDC or the qualified subchapter S subsidiary status of its subsidiaries eligible to elect such status, amend API’s other debt instruments and amend other agreements related to the Acquisition.

In conjunction with the Acquisition, the Company incurred approximately $2.1 million of costs relating to the issuance of redeemable common stock to the ESOP (see Note 22 “Employee Stock Ownership Plan”). The appropriate netting of these costs with the $106.8 million of proceeds received from the ESOP resulted in a technical default under the minimum net worth covenant, discussed above, at the date of the Acquisition and during a limited portion of the Successor Period. The Company obtained a waiver from the senior lenders related to this technical default. The Company was in compliance with this covenant as of December 29, 2001.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Both the Senior Credit Facility and Senior Subordinated Notes contain customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, certain events of bankruptcy and insolvency, ERISA violations, judgment defaults, cross-defaults to certain other indebtedness, agreements related to the Lower Fox River indemnification arrangements and purchase agreement and a change in control. If an event of default occurs, is continuing and arises from certain events of bankruptcy or insolvency, all amounts owing under both the Senior Credit Facility and Senior Subordinated Notes become due and payable immediately. If any other event of default occurs under the Senior Credit Facility and is continuing, the Administrative Agent may, or if requested by the Required Lenders (as defined in the Senior Credit Facility) shall, (i) terminate the revolving commitments and/or (ii) declare the loans and all other amounts owing under the agreement to be due and payable immediately. If any other event of default occurs under the Senior Subordinated Note Indenture and is continuing, the trustee or Holders of at least 25% in principal amount of the then outstanding notes may declare all the notes to be due and payable immediately.

In connection with the Acquisition (see Note 2 “Acquisition of Appleton Papers Inc.”), PDC agreed to pay AWA approximately $321 million on May 8, 2010 (the “Deferred Payment Obligation”). The Deferred Payment Obligation is or will be contractually subordinated in right of payment to the prior repayment in full of the Senior Credit Facility and the Senior Subordinated Notes and the fulfillment of all of PDC’s obligations under its guarantees of the Senior Credit Facility and the Senior Subordinated Notes. PDC has the right to set-off the amount of any losses suffered by the Company for which AWA is obligated to provide indemnification under the purchase agreement against any payments due under the Deferred Payment Obligation.

In connection with the Deferred Payment Obligation, PDC agreed to the following: (1) limit the distributions PDC is allowed to make to the ESOP other than (i) those distributions required to repurchase stock from employees whose employment is terminated or who exercise their diversification rights under the ESOP and (ii) loans to the ESOP to permit the ESOP to make loans or to fund hardship distributions to participants in the ESOP; (2) not to incur debt other than certain permitted guarantees; the intercompany acquisition loan; loans payable to AWA pursuant to the Fox River Indemnification Agreement; or other indebtedness not to exceed $5,000 at any time outstanding; nor to allow API or its subsidiaries to incur indebtedness except (i) to refinance the Senior Credit Facility; (ii) certain permitted guarantees; (iii) loans payable to AWA pursuant to the Fox River Indemnification Agreement; (iv) an incurrence of indebtedness following which (a) the resulting indebtedness and Attributable Debt (excluding working capital facilities) of PDC and its subsidiaries is $635 million or less and (b) the accumulated outstanding amount of any such indebtedness incurred under this provision and not used to reduce existing indebtedness and any indebtedness incurred to avoid a default (see (v) following) does not exceed $100 million; or (v) if reasonably necessary to avoid a default under the terms of the Purchase Indebtedness or any refinancing thereof; (3) not to own assets other than API’s capital stock; (4) to allow the holder of the Deferred Payment Obligation the right to transfer the obligation to a qualified institutional buyer and to other parties, except API’s competitors, with PDC’s consent, which may not be unreasonably withheld; and (5) to provide AWA with all information provided to the holders of the Senior Subordinated Notes.

If, at any time prior to the date that the Deferred Payment Obligation is paid in full, API defaults on the payment of any principal or interest owing under the Senior Credit Facility or the Senior Subordinated Notes and the default continues for thirty days, the holder of the Deferred Payment Obligation will have the right to designate one member to the Company’s board of directors. Notwithstanding the foregoing, if AWA transfers more than 50% of the Deferred Payment Obligation to a third party, then such third party holder would be entitled to designate two directors to the Company’s board of directors upon any payment default. PDC will be permitted to prepay the Deferred Payment Obligation, in whole at any time, or in part from time to time, for an amount equal to $140 million increased by 10% per annum compounded semi-annually from the closing date of the Acquisition through the date of repayment, less the amount of any prior prepayments. However, the agreements governing the Senior Credit Facility and the Senior Subordinated Notes prohibit or restrict prepayments, or repayment on the due date, of the Deferred Payment Obligation as long as the Senior Credit Facility and the Senior Subordinated Notes remain outstanding.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 28, 2002 there was approximately $57.5 million of unused borrowing capacity under the $75 million revolving credit facility for working capital and other corporate purposes. Approximately $17.5 million of the revolving credit facility was used to support outstanding letters of credit. A commitment fee of 0.5% per annum is assessed on its unused borrowing capacity.

API recorded debt extinguishment expenses of $10.4 million during the 2001 Predecessor Period as a result of the early redemption of the 6.26% and 6.61% senior unsecured notes payable. On October 19, 2001, API paid $150.0 million in principal due on the notes and $3.3 million in related interest. The debt extinguishment expenses consisted primarily of a prepayment penalty and the write-off of unamortized debt issuance costs. The redemption of the debt was financed with funds received from an affiliated company.

API also recorded debt extinguishment expenses of $7.5 million during 2000 as a result of the early redemption of 9.85% senior unsecured notes payable. On November 21, 2000, API paid $86.0 million in principal due on the notes and $2.6 million in related interest. The debt extinguishment expenses consisted primarily of a prepayment penalty and the write-off of unamortized debt issuance costs. The redemption of the debt was financed with funds received from an affiliated company.

Scheduled repayment of principal on long-term obligations outstanding at December 28, 2002 is as follows (dollars in thousands):

2003	$42,419
2004	17,487
2005	13,342
2006	78,094
2007	—
Thereafter	365,017

$516,359

13.	INCOME TAXES

In conjunction with the acquisition of API, the Company elected to be treated as a subchapter S corporation and to treat its eligible subsidiaries as qualified subchapter S subsidiaries for federal and state income tax purposes. The components of the provision for income taxes from continuing operations for the Predecessor Period are as follows (dollars in thousands):

	(Predecessor Basis)
	For the Period December 31, 2000 to November 9, 2001	For the Year Ended December 30, 2000
Current	$32,465	$59,343
Deferred	(11,840)	(26,469)

Total tax expense	$20,625	$32,874

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An analysis of effective income tax rates for continuing operations for the Predecessor Period is shown below (dollars in thousands):

	(Predecessor Basis)
	For the Period December 31, 2000 to November 9, 2001	For the Year Ended December 30, 2000
Expected tax at statutory federal tax rates	$20,233	$34,662
State and local income taxes net of federal tax benefit	2,046	4,028
Benefit from Extraterritorial Income Exclusion/Foreign Sales Corporation	(1,085)	(1,095)
Prior year taxes	(1,453)	(4,975)
Other, net	884	254

Total tax expense	$20,625	$32,874

Effective income tax rate	35.7%	33.2%

No analysis of effective income tax rates for the Successor Period is shown because PDC has elected subchapter S corporation status and thus its tax provision includes only minimal foreign and state income taxes.

The effective income tax rate for discontinued operations was 37.2% for the fiscal 2001 Predecessor Period and 22.4% for 2000.

14.	LEASES

The Company leases buildings, machinery and equipment and other facilities. Many of these leases obligate the Company to pay real estate taxes, insurance and maintenance costs and contain multiple renewal options, which cover periods ranging from one to ten years. Total rent expense was $8.8 million for 2002, $1.2 million for the 2001 Successor Period, $7.5 million for the fiscal 2001 Predecessor Period and $12.9 million in 2000.

Prior to 2001, API also leased buildings and machinery and equipment under several capital lease agreements, the payments of which were guaranteed by AWA. Appleton Leasing LLC held a majority of API’s capital leases through November 26, 2000, when the former subsidiary, and $144.7 million of the capital lease obligations, were transferred to ACPHI (see Note 5 “Discontinued Operations”).

In October 2000, API terminated one of its capital leases and purchased the assets covered by the lease. As a result of this termination, API made a net termination payment of $31.6 million, which included a lease termination penalty of $1.3 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 1999 API’s coated free sheet and fine paper products division also terminated one of its capital leases and it purchased the assets covered by the lease. As a result of this termination, API made a net termination payment of $38.2 million, which included a lease termination penalty of $0.6 million. Based upon API’s best estimate of the future use of these assets, management determined certain assets covered by this lease agreement became impaired and recorded a $13.7 million impairment charge in 1999. In 2000, an additional write-down of approximately $6.0 million was recorded for these assets as management’s projections related to the use of these assets changed from earlier estimates. This $6.0 million write-down is included in loss from discontinued operations in the 2000 Consolidated Statements of Operations.

Assets recorded under capital leases consist of the following (dollars in thousands):

	2002	2001
Building	$4,764	$4,764
Less accumulated depreciation	(568)	(44)

	$4,196	$4,720

Future minimum lease payments as of December 28, 2002 under leases that have initial or remaining non-cancelable terms in excess of one year are as follows (dollars in thousands):

	Capital Lease	Operating Leases
2003	$670	$7,003
2004	670	6,643
2005	676	5,565
2006	731	2,986
2007	731	1,022
Thereafter	2,133	—

Total minimum lease payments	5,611	$23,219

Less amounts representing interest	(1,297)

Present value of minimum lease payments under capital leases	4,314
Less current principal portion	(391)

	$3,923

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	INTEREST EXPENSE (INCOME)

Interest expense (income) consists of the following (dollars in thousands):

	(Successor Basis)		(Predecessor Basis)
	For the Year Ended December 28, 2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001		For the Year Ended December 30, 2000
	Continuing Operations	Continuing Operations	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Interest expense-affiliates	$—	$—	$16,293	$187	$20,581	$—
Interest expense-external	68,366	10,653	9,471	—	22,884	7,804
Capitalized interest	(12)	(15)	(323)	—	(221)	(728)

Total interest expense	$68,354	$10,638	$25,441	$187	$43,244	$7,076

Interest (income)-affiliates	$—	$—	$(6,492)	$—	$(8,588)	$(1,086)
Interest (income)-external	(990)	(406)	(2,326)	—	(5,162)	—

Total interest (income)	$(990)	$(406)	$(8,818)	$—	$(13,750)	$(1,086)

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	December 28, 2002		December 29, 2001
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$359,950	$369,499	$523,650	$523,650
Deferred payment obligation	156,409	170,188	141,896	141,896

	$516,359	$539,687	$665,546	$665,546
Lease obligation	$4,314	$4,314	$4,679	$4,679

The fair values of debt and lease obligations were determined based on quoted market prices for similar issues or on current rates available to the Company for financial instruments of the same remaining maturities and similar terms.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	PENSION BENEFITS

The Company has various defined benefit pension plans and a defined contribution pension plan. Assets of the Company’s defined benefit plans primarily consist of marketable equity and fixed income securities and real estate. The Company’s measurement date for fiscal 2002 was November 30, 2002. The measurement date for the 2001 Successor Period and API’s fiscal 2001 Predecessor Period was November 10, 2001. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets, the funded status of the plans as well as the weighted-average assumptions used in accounting for the plans include the following (dollars in thousands):

	(Successor Basis)		(Predecessor Basis)
Pension Benefits	For the Year Ended December 28, 2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001
Change in benefit obligation
Benefit obligation at beginning of period	$189,278	$189,278	$165,153
Service cost	5,835	808	3,996
Interest cost	13,076	1,780	10,225
Plan amendments	119	—	7,923
Special benefits charge	1,346	—	—
Actuarial loss (gain)	3,012	(2,588)	21,709
Transfer of discontinued operations	—	—	(10,751)
Benefits and expenses paid	(9,190)	—	(8,977)

Benefit obligation at end of period	$203,476	$189,278	$189,278

Change in plan assets
Fair value at beginning of period	$173,544	$173,544	$212,346
Actual return on plan assets	(3,384)	—	(16,381)
Employer contributions	10,000	—	—
Transfer of discontinued operations	—	—	(13,444)
Benefits and expenses paid	(9,190)	—	(8,977)

Fair value at end of period	$170,970	$173,544	$173,544

Funded status of plans
Funded status at end of period	$(32,506)	$(15,734)	$(15,734)
Unrecognized
Net actuarial loss (gain)	23,529	(220)	5,283
Prior service cost	119	—	14,627
Net transition obligation	—	—	680

Net (liability) asset	$(8,858)	$(15,954)	$4,856

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	(Successor Basis)		(Predecessor Basis)
	For the Year Ended December 28, 2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001
Pension Benefits
Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit (liability) asset	$(10,959)	$(15,954)	$4,856
Intangible asset	578	—	—
Accumulated other comprehensive loss	1,523	—	—

Net amount recognized	$(8,858)	$(15,954)	$4,856

Weighted-average assumptions at end of period (%)
Discount rate	7.00	7.00	7.00
Expected return on plan assets	9.00	9.00	9.00
Rate of compensation increase	4.25	4.25	4.25

The components of net periodic pension costs include the following (dollars in thousands):

	(Successor Basis)		(Predecessor Basis)
Pension Benefits	For the Year Ended December 28, 2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001	For the Year Ended December 30, 2000
Net periodic benefit cost
Service cost	$5,835	$808	$3,996	$6,804
Interest cost	13,076	1,780	10,225	14,876
Expected return on plan assets	(17,114)	(2,344)	(13,748)	(19,286)
Amortization of
Transition obligation	—	—	70	261
Prior service cost	—	—	953	1,175
Actuarial gain	—	—	(757)	(317)
Special benefits charge	1,346	—	—	1,328

Net periodic benefit cost	3,143	244	739	4,841
Charges related to discontinued operations	—	—	—	(1,464)

Net periodic benefit cost of continuing operations	$3,143	$244	$739	$3,377

The defined benefit plan provides that hourly employees receive payments of stated amounts for each year of service. Payments under the defined benefit plan provisions covering salaried employees are based on years of service and the employees’ compensation during employment. At December 28, 2002, the accumulated benefit obligation and the fair value of plan assets for the defined benefit plan were noted to approximate $178.4 million and $171.0 million, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2002, the Company offered an early retirement option to Appleton Plant hourly employees resulting in a special benefits charge of $1.3 million. In 2000, API offered an early retirement option for salaried employees in conjunction with the 1999 restructuring plans resulting in a special benefits charge of $1.3 million.

In addition, API has unfunded, non-qualified retirement plans for certain management employees. Benefits are based on final average compensation and vest upon retirement from API.

Certain of API’s hourly employees participate in a multi-employer defined benefit plan. API’s cost for this plan amounted to $0.8 million in 2002, $0.1 million in the 2001 Successor Period, $0.5 million in the 2001 Predecessor Period and $0.7 million in 2000. The Company has not recorded a liability for the unfunded amount related to this plan as the liability cannot be reasonably estimated.

In December 2001, the Company adopted the Appleton Papers Inc. Long-Term Incentive Plan (the “Plan”), which provides officers and key employees the opportunity to earn phantom stock units, the value of which is related to the appreciation of the value of the Company’s common stock. Officers and key employees were awarded 200,900 stock units in December 2001 at $10 per share. Due to forfeitures, 183,770 phantom shares were outstanding at the end of fiscal 2002. The stock units vest ratably over three years. Compensation expense of $1.8 million was recognized during 2002.

As part of AWA’s efforts to sell AWDGP, which began in mid-2000, AWA agreed to compensate certain executive officers for their efforts in selling AWDGP to a third party through two AWA incentive programs. The first incentive program provided for a loyalty payment to named executive officers as of October 1, 2000 who remained officers through the closing of any sale of AWDGP and who agreed to be available to be engaged at the request of any buyer of AWDGP. As part of the Acquisition, each of the recipients in this program agreed to defer a substantial portion of the payment into a deferred compensation plan and therefore the funds are available to the Company until the officers’ employment is terminated. Expenses under this program totaled $1.7 million in fiscal 2002 and $4.1 million in the fiscal 2001 Predecessor Period. The second incentive program involved sales incentive payments made to the Company’s chief executive officer and other employees who assisted with the successful completion of the Acquisition. Total payments made under this program were $2.8 million in the fiscal 2001 Predecessor Period.

API also maintained a phantom share option plan for eligible employees in which annual compensation expense amounted to $4.3 million in 2000. In conjunction with the purchase of AWA by Worms et Cie. in July 2000, the plan was terminated and all outstanding phantom shares became fully vested with API making cash payments totaling $4.7 million to the participants.

18.	POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. The Company’s measurement date for fiscal 2002 was November 30, 2002. The measurement date for the 2001 Successor Period and API’s fiscal 2001 Predecessor Period was November 10, 2001. The status of these plans, including a reconciliation of benefit obligations and the funded status of the plans as well as the weighted-average assumptions used in accounting for the plans include the following (dollars in thousands):

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	(Successor Basis)		(Predecessor Basis)
Other Postretirement Benefits	For the Year Ended December 28, 2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001
Change in benefit obligation
Benefit obligation at beginning of period	$60,612	$60,612	$60,621
Service cost	963	129	661
Interest cost	4,149	545	3,864
Plan amendments	—	—	—
Actuarial loss (gain)	3,000	(169)	7,616
Transfer of discontinued operations	—	—	(8,715)
Benefits and expenses paid	(3,392)	(505)	(3,435)

Benefit obligation at end of period	$65,332	$60,612	$60,612

Funded status of plans
Funded status at end of period	$(65,332)	$(60,612)	$(60,612)
Unrecognized
Net actuarial loss (gain)	2,831	(169)	10,888
Prior service cost	—	—	4,771

Accrued benefit cost	$(62,501)	$(60,781)	$(44,953)

Weighted-average assumptions at end of period (%)
Discount rate	7.00	7.00	7.00
Pre-Medicare medical inflation	10.00	10.00	10.00
Post-Medicare medical inflation	10.00	10.00	10.00
Ultimate medical inflation	5.50	5.50	5.50
Year ultimate inflation reached	2005	2004	2004

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of other postretirement benefit costs include the following (dollars in thousands):

	(Successor Basis)		(Predecessor Basis)
Other Postretirement Benefits	For the Year Ended December 28, 2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001	For the Year Ended December 30, 2000
Net periodic benefit cost
Service cost	$963	$129	$661	$949
Interest cost	4,149	545	3,864	5,207
Amortization of	—	—	469	670
Prior service cost
Actuarial loss	—	—	124	113
Special benefits charge	—	—	—	84

Net periodic benefit cost	5,112	674	5,118	7,023
Charges related to discontinued operations	—	—	(506)	(1,921)

Net periodic benefit cost of continuing operations	$5,112	$674	$4,612	$5,102

Impact of a one percent change in medical trend rate (dollars in thousands):

	1% Increase	1% Decrease
Aggregate impact on service and interest cost	$385	$(331)
Effect on accumulated plan benefit obligation	4,866	(4,225)

19.	COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has entered into certain contractual arrangements for the purchase of raw materials with various suppliers. Obligations as of December 28, 2002, under these contractual agreements, are as follows (dollars in thousands):

2003	$19,500
2004	12,700
2005	9,600
2006	8,800
2007	—
Thereafter	—

$50,600

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual purchases under these obligations approximated $28.4 million in 2002, $6.0 million in the 2001 Successor Period, $47.6 million in the fiscal 2001 Predecessor Period and $57.5 million in 2000.

Basestock is a key raw material in the Company’s business. For fiscal 2002, the Company purchased approximately $149 million of basestock from external suppliers. Approximately $79 million of this basestock was purchased for the production of carbonless products with nearly 90% purchased from three external suppliers. The Company purchased approximately $64 million of basestock for the production of thermal products with over 70% purchased from a single external supplier.

CONTINGENCIES

Lower Fox River

Various state and federal government agencies and Native American tribes have asserted claims against API and other parties with respect to historic discharges of PCBs into the Lower Fox River in Wisconsin.

Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. Wastewater from the Appleton plant, the Combined Locks paper mill now owned by Appleton Coated LLC (which is owned by AWA’s ultimate parent) and from other local industrial facilities carried PCBs into the Lower Fox River during this time period. As a result, there are allegedly eleven million cubic yards of PCB-contaminated sediment spread over 39 miles of the Lower Fox River. Low levels of PCBs have also been washed by the Lower Fox River into Green Bay, which is part of Lake Michigan.

In June 1997, the United States Environmental Protection Agency published notice that it intended to list the Lower Fox River on the National Priorities List of Contaminated Sites pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA” or “Superfund”). The EPA identified seven potentially responsible parties (“PRPs”) for PCB contamination in the Lower Fox River, including NCR Corporation (“NCR”) and API as the former and current owners and operators of the Appleton plant, and the owners of five paper reprocessing mills located on the Fox River, including Georgia-Pacific, P.H. Glatfelter Company, WTM I Co., owned by Chesapeake Corporation, Riverside Paper Corporation and U.S. Paper Mills Corp., which is now owned by Sonoco Products Company.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2001, the DNR released a remedial investigation/feasibility study for the Lower Fox River, studying various remedial alternatives. Also in October 2001, the DNR and EPA jointly issued, for public comment, a Proposed Remedial Action Plan (“PRAP”) for the Lower Fox River proposing a remedial plan based on one of the remedial alternatives evaluated in the feasibility study. The PRAP involved a combination of monitored natural recovery and dredging and off-site disposal of sediment contaminated with PCBs. On January 7, 2003, the DNR issued a Record of Decision (“ROD”), in which the EPA concurred, on the first two segments of the river which are largely upstream of the Appleton plant. The ROD provides for dredging in the first segment and monitored natural recovery in the second segment, as proposed in the PRAP; however, the ROD also provides that up to 25% of the remedy in the first segment may consist of capping if dredging proves not to be cost-effective and certain conditions are met. It is API’s position that neither API nor NCR has any responsibility or liability for PCB contamination in the first segment of the Lower Fox River. API believes that a ROD covering the third, fourth and fifth segments of the Lower Fox River (which includes Green Bay) will be issued prior to the third quarter of 2003 and will propose remedial actions substantially similar to those proposed in the PRAP.

In a December 2002 update to its cost estimates, which appears to incorporate the remediation proposed in the ROD, the DNR estimates total costs for the Lower Fox River remedial action plan of approximately $333 million over a 7 to 18 year time period. Most of the estimated costs relate to the removal of large quantities of sediment from the Lower Fox River by dredging, dewatering of the dredged materials, treatment of the dredge water and off-site disposal of the remaining solids. Based on cost estimates of large-scale dredging response actions at other sites and many subjective assumptions regarding the work to be done, engineers engaged by several of the PRPs have estimated that the cost of the remediation work in the PRAP could be between $740 million and $1.6 billion. The DNR strongly disputes this analysis and continues to believe that its cost estimates are accurate.

The Company does not believe that the remedial action proposed by the DNR in the ROD is appropriate or cost-effective. API, along with the other PRPs, has developed a substantial body of evidence that API believes demonstrates that selection of alternatives involving active, river-wide remediation, particularly massive dredging, would be inappropriate and unnecessary. There is ongoing vigorous debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage contaminated sediments. Although API believes that the remedy proposed by the PRAP and adopted in the ROD (for the upper portion of the River) is inappropriate and may be substantially modified and improved over time through further design and experience, the issuance of the ROD greatly reduces the uncertainty about the remedy which will be selected by the EPA and DNR for the remaining three segments of the Lower Fox River.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2000, the FWS released a proposed restoration and compensation determination plan presenting the federal and tribal natural resource trustees’ planned approach for restoring natural resources injured by PCBs and calculating the potential natural resource damages (“NRDs”) under different remedial action scenarios. The final NRD valuation will depend on the extent of PCB cleanup; however, the proposed plan estimates that NRDs will fall in the range of $176 to $333 million for all PRPs in the aggregate. The total costs estimated by the DNR, EPA and FWS for the proposed remediation and NRD discussed above range from $509 million to $666 million. Over the past several years and at various natural resource damage sites, the FWS and other government agencies have settled NRD claims for amounts substantially less than original estimates or claims. In June 2002, the state and federal trustees announced a proposed settlement of their NRD claims against Fort James Operating Company, a subsidiary of Georgia-Pacific Corporation (“Fort James”), the owner of one of the reprocessing mills. Under the settlement, Fort James would pay for or conduct restoration projects with a total cost of approximately $14 million. The proposed settlement has been challenged by an environmental group in a case pending before the U.S. District Court in Milwaukee. The trustees, API and NCR have expressed an interest in negotiating a similar NRD settlement for API and NCR, and preliminary discussions have begun. API anticipates the actual costs for the PRPs to settle NRD claims related to the Lower Fox River to be significantly less than the initial range of $176 to $333 million.

The Company purchased the Appleton plant from NCR in 1978, after the use of PCBs in the manufacturing process was discontinued. Nevertheless, pursuant to CERCLA, both API and NCR are viewed by the EPA as PRPs. Accordingly, API and NCR asserted indemnity claims against each other pursuant to the terms of the agreement for the purchase of the assets of the business in 1978. In order to resolve indemnification obligations to each other, API entered into an interim settlement agreement with NCR in 1998 under which the parties agreed to share both defense and liability costs arising from the Lower Fox River.

In addition to the interim settlement agreement with NCR, five of the seven PRPs, excluding U.S. Paper Mills and Riverside Paper, have entered into a non-binding agreement to share both defense costs and costs for scientific studies relating to PCBs discharged into the Lower Fox River.

A study performed by the FWS in 2000 provided a preliminary estimate of the amount of PCBs discharged into the Lower Fox River by each PRP and concluded that the discharges from the Appleton plant and the Combined Locks paper mill (which API formerly owned and which is now owned by an affiliate of AWA) represented a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates are presently under review by the FWS and may be revised. The FWS analysis will not be binding on the PRPs. The final allocation of liability among the PRPs will be determined by negotiation, litigation or other dispute resolution process. Based on historical and technical analyses performed by environmental engineers API has engaged, the Company believes that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total discharged by all the PRPs. A portion of API’s potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay their respective share(s) of the potential liability, API could be responsible for a portion of their share(s). Based on a review of publicly available financial information about the other PRPs, API believes that the other PRPs will be required, and have adequate financial resources, to pay their share of the remediation and natural resource damage claims for the Lower Fox River.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

API has entered into a consent decree with NCR, the DNR, the Wisconsin Department of Justice, the EPA, the FWS, the U.S. Department of Justice, the National Oceanic and Atmospheric Administration, and the Oneida and Menomonee Indian Tribes which are collectively referred to as the intergovernmental partners, or IGP. Pursuant to the consent decree, API and NCR will provide up to $41.5 million over a period of four years, to a maximum of $10.4 million per year, for interim restoration and remediation efforts directed by the IGP. API and NCR will each pay about half of this amount. Under the consent decree, the IGP agree not to sue or take administrative action against API and NCR during the four-year period. The consent decree does not constitute a final settlement with the IGP or provide protection against future claims against API and NCR; however, under the decree, API and NCR will receive full credit against remediation costs and NRD claims for all monies expended for restoration and remediation of the Lower Fox River during the interim period including pursuant to any claims that could be made as a result of the issuance of the ROD. API recorded a charge for its discounted share of the potential arrangement of $19.2 million during the first quarter of 2001. Under the consent decree among API, NCR and the IGP, payments totaling $8.0 million were made during 2002. At December 28, 2002 this liability approximated $13.5 million.

A precise estimate of API’s ultimate share of remediation and natural resource damage liability cannot be made at this time due to uncertainties with respect to: the scope and cost of implementing the final remediation plan; the scope of restoration and final valuation of federal and state NRD assessments; the evolving nature of remediation and restoration technologies and governmental policies; and API’s share of remediation and NRD costs relative to the other PRPs. However, the issuance of the ROD greatly reduces the uncertainty about the remedy that will be selected for the remaining three segments of the Lower Fox River and provides API the ability to reasonably estimate its potential liability. Accordingly, API recorded an additional $80.8 million charge to its existing $13.7 million reserve in 2002. The total reserve recorded as of December 28, 2002, including the IGP consent decree discussed above, is $94.5 million, of which, $6.1 million is recorded in other accrued liabilities and $88.4 million is recorded as an environmental liability. The Company also recorded an additional $59.8 million indemnification receivable from AWA. At December 28, 2002, the total indemnification receivable from AWA is $73.5 million, of which, $6.1 million is recorded in other current assets and $67.4 million is recorded as an environmental indemnification receivable. The $21.0 million difference between the additional reserve and the indemnification receivable represents the discounted share of Lower Fox River costs for which the Company is responsible. These costs were charged against earnings in 2002. This discounted share was calculated using a discount rate of 6.0%, which represents the Company’s estimate of fair market interest rate at which this liability could be settled in an arm’s length transaction. This $21.0 million amount will accrete to $25.0 million by the end of 2005.

API used the estimates described below, including the most recent government agency estimates, in estimating its total Lower Fox River environmental liability: (1) total costs for remediation of $400 million, based on the DNR’s estimate of $333 million in total costs for remediation, plus a 20% contingency; (2) the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than the Company’s estimate (The Company assumes that API and NCR are primarily responsible for only the discharges from the Appleton and Combined Locks facilities and not for other discharges.); (3) costs to settle NRD claims against API and NCR, estimated at $20 million or less, based on the IGP’s $14 million settlement of NRD claims against Fort James; (4) API’s responsibility for about half of the claims asserted against API and NCR, based on the interim settlement agreement with NCR, the terms of which are confidential; and (5) $20 million in fees and expenses. Because of the numerous uncertainties underlying these estimates, it is possible that API’s share of costs will be higher.

As part of the Acquisition, AWA agreed to indemnify the Company for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River (see Note 2 “Acquisition of Appleton Papers Inc.”).

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, API believes that it could be necessary to undertake remedial action in the future, although API is currently under no obligation to do so. API has not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. Remedial action to address PCB contamination in the area of the wastewater impoundments is expected to involve construction of a cap to prevent exposure to PCBs. In addition, remedial action could involve long-term monitoring of groundwater or the construction and operation of a groundwater pump-and-treat system to prevent migration of PCB contamination in groundwater, and the removal and disposal of PCB-contaminated sediment in the Great Miami River. The cost for remedial action – including installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River – is estimated to range up to approximately $10.5 million, with approximately $3 million in short-term capital costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill, the Great Miami River remediation and the Company’s share of these remediation costs, if any, no provision has been recorded in the accompanying financial statements for estimated remediation costs. In conjunction with the Acquisition of the Company by the ESOP in 2001, AWA agreed to indemnify the Company for 50% of all environmental liabilities up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owner and operator of the West Carrollton mill may be liable for all or part of the cost of remediation of historic PCB contamination. Other than the PCB contamination in the area of the wastewater impoundments, there are no other known material liabilities with respect to environmental issues at the West Carrollton mill.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures (dollars in thousands):

	(Successor Basis)		(Predecessor Basis)
	For the Year Ended December 28, 2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001	For the Year Ended December 30, 2000
Cash paid during the period for:
Interest (net of amount capitalized)	$44,506	$4,312	$23,209	$48,884
Income taxes	403	—	21,387	26,443

Non-cash transactions during the period:
Capital contribution from former parent and affiliated companies	—	—	352,973	—
Conversion of shareholder note	—	—	125,000	—
Transfer of liability (asset) to affiliated company	—	—	2,782	(105,434)
Recovery of withholding tax	—	—	5,204	—
Deferred payment obligation	—	140,000	—	—
Senior subordinated seller note	—	250,000	—	—

21.	CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of temporary cash investments that exceed the maximum federally insured limits and trade receivables. The Company places its temporary cash investments with high quality financial funds that by policy limit their exposure to any one financial security.

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base. The Company does not believe it is dependent upon any single customer. Sales to the Company’s two largest customers each represented 14% and 11% of net sales in 2002, 15% and 12% of net sales in 2001 and 15% and 13% of net sales in 2000.

22.	EMPLOYEE STOCK OWNERSHIP PLAN

The Appleton Papers Retirement Savings Plan, was amended and restated effective as of January 1, 2001, in the form of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan. The KSOP includes a separate employee stock ownership plan component. The KSOP is a tax-qualified retirement plan that also contains a 401(k) feature, which provides participants with the ability to make pre-tax contributions to the KSOP by electing to defer a percentage of their compensation. The ESOP component of the KSOP is a tax-qualified employee stock ownership plan that is designed to invest primarily in the common stock of PDC.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Eligible participants, as “named fiduciaries” under ERISA, were offered a one-time irrevocable election to acquire a beneficial interest in the common stock of PDC by electing to direct the transfer of all or a portion of their existing account balances in the KSOP and the 401(a) plan (Appleton Papers Inc. Retirement Medical Savings Plan) to the Company Stock Fund. During the transfer election period, eligible participants were able to elect to transfer all or any portion of the following accounts to the Company Stock Fund: (1) account balances held in the Vanguard Fund, regardless of whether they were vested, less any outstanding loan balances and (2) any account balances, regardless of whether they were vested, in the 401(a) plan. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $106.8 million. All proceeds of the offering were used by the ESOP trustee to purchase 10,684,373 shares of PDC common stock. As a result of this purchase, the ESOP owns 100% of the common stock of PDC. The ESOP trustee is expected to purchase common stock from PDC with future pre-tax deferrals made by employees. The Company also intends to fund a significant part of its matching contribution commitment with common stock of PDC. The Company’s matching contributions charged to expense amounted to $8.1 million in 2002 and $1.3 million for the 2001 Successor Period. Compensation expense associated with the KSOP approximated $3.4 million for the fiscal 2001 Predecessor Period and $4.5 million in 2000.

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. In general, all requests for lump sum distributions in any plan year will be granted to the extent that the aggregate amount requested does not exceed the amount of new deferrals to the Company Stock Fund, less any distributions that must be made in accordance with statutory requirements and installment distributions the KSOP is obligated to make under prior year distribution elections. Covenants in the agreements providing for the senior credit facility and the senior subordinated notes restrict API’s ability to pay dividends to PDC which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may supersede the terms of the respective agreements. If lump sum distributions cannot be made, distributions to former participants will be made in up to five equal annual installments.

In fiscal 2002, the ESOP trustee purchased 498,769 shares of PDC redeemable common stock from pre-tax deferrals made by employees, rollovers from new employees and interest earned on these funds. The Company’s matching deferrals over this same period resulted in an additional 420,770 shares of redeemable common stock being issued. During 2002, employees redeemed approximately $0.3 million of PDC redeemable company stock related to account diversification and hardship withdrawals.

Based upon management’s assumptions related to participant death, retirement, diversification requests, employment termination and changes in share value, the Company estimates that the potential repurchase obligations over the next five years may approximate $68 million. The assumptions used by management to estimate the potential repurchase obligation change from year to year and actual amounts may differ from these estimates. The Company anticipates that a portion of these estimated disbursements will be funded from payroll deferrals from employees who elect to purchase stock through the Company Stock Fund, which are estimated to approximate $40 million over the next five years. The estimated net repurchase obligations of approximately $28 million is anticipated to be disbursed in annual payments increasing from $1 million to $17 million over the five-year period.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with EITF Topic D-98, redeemable equity securities are required to be accreted (i.e., increased) so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of December 28, 2002. The earliest redemption date occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. The Company accreted the redeemable common stock by $18.2 million for the year ended December 28, 2002. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption amount of approximately $254 million was determined. The redeemable common stock value as of December 28, 2002 was $134 million, which leaves a remaining unrecognized accretion amount of approximately $120 million. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

23.	UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for the fiscal year 2002 includes the following (dollars in thousands):

	For the Three Months Ended March 31, 2002	For the Three Months Ended June 30, 2002	For the Three Months Ended September 29, 2002	For the Three Months Ended December 28, 2002	For the Year Ended December 28, 2002
Net sales	$224,576	$228,698	$229,030	$215,669	$897,973
Gross profit	69,339	64,543	70,716	62,663	267,261
Operating income	29,486	24,213	33,017	2,951	89,667
Net income	10,486	(5,358)	16,978	(12,014)	10,092

Unaudited quarterly financial data for the fiscal year 2001 includes the following (dollars in thousands):

	For the Three Months Ended April 1, 2001	For the Three Months Ended July 1, 2001	For the Three Months Ended September 30, 2001	For the Three Months Ended December 29, 2001(1)	For the Year Ended December 29, 2001(1)
Net sales	$240,310	$239,188	$249,112	$227,208	$955,818
Gross profit	65,420	67,621	80,020	74,671	287,732
Operating income	8,935	27,237	37,567	29,488	103,227
Net income	1,168	13,581	17,582	8,006	40,337
(1)	The financial information for the 2001 Predecessor Period has been combined with the 2001 Successor Period.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended December 28, 2002, environmental expenses of $21.0 million were recorded related to the Lower Fox River (see Note 19 “Commitments and Contingencies”). In June 2002, the Company refinanced a $112.4 million senior secured note (see Note 12 “Long-Term Obligations”). As a result of this refinancing, $11.8 million of deferred debt issuance costs were written off during the quarter as debt extinguishment expenses.

During the three months ended April 1, 2001, environmental expenses of $20.1 million were recorded related to the Lower Fox River (see Note 19 “Commitments and Contingencies”). During the three months ended December 29, 2001, debt extinguishment expenses of $10.4 million were recorded related to the repayment of bank debt (see Note 12 “Long-Term Obligations”).

24.	SEGMENT INFORMATION

In the fourth quarter of 2002, the Company redefined the structure of its internal organization, which has resulted in a change in the composition of its reportable segments. All prior year information has been restated to conform to the current year presentation.

The Company has three operating segments: coated solutions, technical products and security papers. Based upon quantitative thresholds, coated solutions and technical products constitute the Company’s reportable segments. The accounting policies applicable to all segments are the same as those described in the summary of significant accounting policies. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, business development costs, interest income and expense, debt extinguishment expenses, minority interest expense and foreign currency gains and losses.

The coated solutions segment contains the Company’s carbonless, specialty papers and digital printing paper products and toll coating services. Carbonless paper, the most significant product within the coated solutions segment, is used in multi-part forms such as invoices, insurance claim forms, medical claim forms and credit card receipts. Carbonless paper is used in a diverse group of end markets, including government, retail, financial, insurance and manufacturing. The Company supplies coated solutions products to merchants, printers and paper converters primarily in North America.

The technical products segment includes the Company’s direct thermal products as well as additional applications in the label and tag/ticket product categories. Thermal paper, the most significant product within the technical products segment, is used in a wide variety of applications including point-of-sale receipts, shipping and weigh scale labels, baggage tags and tickets for passenger travel, lotteries and entertainment events. The Company supplies technical products primarily to paper converters in North America.

The Company does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization as determined by the Company for its reportable segments are as follows (dollars in thousands):

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	(Successor Basis)		(Predecessor Basis)
	For the Year Ended December 28, 2002	For the Period November 10 2001 to December 29, 2001	For the Period December 31 2000 to November 9, 2001	For the Year Ended December 30, 2000
Net sales
Coated solutions	$691,948	$88,141	$666,436	$865,053
Technical products	176,823	20,672	151,586	184,658
Other (1)	29,202	4,137	24,846	30,302

Total	$897,973	$112,950	$842,868	$1,080,013

Operating income
Coated solutions	$83,369	$17,289	$83,557	$138,914
Technical products	9,394	403	10,032	14,094
Other (1)	4,465	1,036	4,899	4,844
Unallocated corporate charges and business development costs	(7,561)	(816)	(13,173)	(22,997)

Total	$89,667	$17,912	$85,315	$134,855

Depreciation and amortization
Coated solutions	$55,535	$4,717	$29,824	$35,855
Technical products	10,389	1,119	5,886	5,819
Other (1)	1,972	161	901	1,223
Business development costs	81	8	48	—

Total	$67,977	$6,005	$36,659	$42,897

(1)	Other consists primarily of security papers.

25.	GUARANTOR FINANCIAL INFORMATION

API (the “Issuer”) has issued senior subordinated notes (the “Notes”) which have been guaranteed by PDC (the “Parent Guarantor”) and WTA Inc., a wholly owned subsidiary of API, (the “Subsidiary Guarantor”). These guarantees are full, unconditional and joint and several.

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantor and its wholly owned foreign subsidiary (the “Non-Guarantor Subsidiary”) as of December 28, 2002 and December 29, 2001 and for the year ended December 28, 2002, the 2001 Successor Period and the 2001 Predecessor Period and the year ended December 30, 2000. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Senior Credit Facility, the Senior Subordinated Notes and the Deferred Payment Obligation place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 28, 2002

(dollars in thousands)

	(Successor Basis)
	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$23,521	$23	$846	$—	$24,390
Accounts receivable, net	—	87,495	—	5,882	—	93,377
Inventories	—	116,042	—	2,056	—	118,098
Other current assets	6,144	6,632	—	157	—	12,933

Total current assets	6,144	233,690	23	8,941	—	248,798
Property, plant and equipment, net	—	504,066	—	22	—	504,088
Investment in subsidiary	290,480	239,015	—	—	(529,495)	—
Other assets	67,369	106,872	33,003	32	—	207,276

Total assets	$363,993	$1,083,643	$33,026	$8,995	$(529,495)	$960,162

LIABILITIES, REDEEMABLE COMMON STOCK, (ACCUMULATED DEFICIT) RETAINED EARNINGS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$42,419	$—	$—	$—	$42,419
Accounts payable	—	45,299	—	120	—	45,419
Due to (from) parent and affiliated companies	76,067	122,605	(199,688)	1,016	—	—
Other accrued liabilities	—	69,719	—	1,535	—	71,254

Total current liabilities	76,067	280,042	(199,688)	2,671	—	159,092
Long-term debt	—	317,531	—	—	—	317,531
Capital lease obligation	—	3,923	—	—	—	3,923
Other long-term liabilities	—	191,667	—	23	—	191,690
Deferred payment obligation	156,409	—	—	—	—	156,409
Redeemable common stock, (accumulated deficit) retained earnings and accumulated other comprehensive loss	131,517	290,480	232,714	6,301	(529,495)	131,517

Total liabilities, redeemable common stock, (accumulated deficit) retained earnings and accumulated other comprehensive loss	$363,993	$1,083,643	$33,026	$8,995	$(529,495)	$960,162

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 29, 2001

(dollars in thousands)

	(Successor Basis)
	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$34,123	$36	$1,543	$—	$35,702
Accounts receivable, net	—	98,674	—	6,674	—	105,348
Inventories	—	132,501	—	2,097	—	134,598
Other current assets	7,305	4,687	—	18	—	12,010

Total current assets	7,305	269,985	36	10,332	—	287,658

Property, plant and equipment, net	—	531,745	—	31	—	531,776
Investment in subsidiary	831,855	220,733	—	—	(1,052,588)	—
Other assets	14,674	129,002	39,157	31	—	182,864

Total assets	$853,834	$1,151,465	$39,193	$10,394	$(1,052,588)	$1,002,298

LIABILITIES, REDEEMABLE COMMON STOCK AND RETAINED EARNINGS
Current liabilities
Current portion of long-term debt	$—	$24,125	$—	$—	$—	$24,125
Accounts payable	—	49,191	—	26	—	49,217
Due to (from) parent and affiliated companies	599,659	(428,475)	(175,665)	4,481	—	—
Other accrued liabilities	—	67,698	—	1,575	—	69,273

Total current liabilities	599,659	(287,461)	(175,665)	6,082	—	142,615

Long-term debt	—	499,525	—	—	—	499,525
Capital lease obligation	—	4,314	—	—	—	4,314
Other long-term liabilities	—	103,232	—	(1,563)	—	101,669
Deferred payment obligation	141,896	—	—	—	—	141,896
Redeemable common stock and retained earnings	112,279	831,855	214,858	5,875	(1,052,588)	112,279

Total liabilities, redeemable common stock and retained earnings	$853,834	$1,151,465	$39,193	$10,394	$(1,052,588)	$1,002,298

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD ENDED DECEMBER 28, 2002

(dollars in thousands)

	(Successor Basis)
	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$893,059	$—	$54,730	$(49,816)	$897,973
Cost of sales	—	630,814	—	51,602	(51,704)	630,712

Gross profit	—	262,245	—	3,128	1,888	267,261
Selling, general and administrative	13	145,992	6,241	2,537	1,794	156,577
Environmental expense	—	21,017	—	—	—	21,017

Operating (loss) income	(13)	95,236	(6,241)	591	94	89,667

Interest expense	45,724	71,177	—	—	(48,547)	68,354
Debt extinguishment expenses	—	11,754	—	—	—	11,754
Interest income	—	(32,095)	(17,394)	(48)	48,547	(990)
Intercompany royalty expense (income)	—	12,933	(12,933)	—	—	—
Intercompany dividend income	(596,867)	(6,230)	—	—	603,097	—
Income in equity investment	(55,829)	(18,365)	—	—	74,194	—
Other expense (income)	—	1	—	(58)	11	(46)

Income before income taxes	606,959	56,061	24,086	697	(677,208)	10,595
Provision for income taxes	—	232	—	271	—	503

Net income	$606,959	$55,829	$24,086	$426	$(677,208)	$10,092

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD NOVEMBER 10, 2001 TO DECEMBER 29, 2001

(dollars in thousands)

	(Successor Basis)
	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$112,989	$—	$7,268	$(7,307)	$112,950
Cost of sales	—	76,795	—	7,034	(7,484)	76,345

Gross profit	—	36,194	—	234	177	36,605
Selling, general and administrative	—	17,223	843	347	280	18,693

Operating income (loss)	—	18,971	(843)	(113)	(103)	17,912

Interest expense	8,036	6,952	—	—	(4,350)	10,638
Interest income	—	(3,696)	(1,056)	(4)	4,350	(406)
Intercompany royalty expense (income)	—	1,674	(1,674)	—	—	—
Income in equity investment	(15,652)	(1,764)	—	—	17,416	—
Other income	—	—	—	(53)	—	(53)

Income (loss) before income taxes	7,616	15,805	1,887	(56)	(17,519)	7,733
Provision (benefit) for income taxes	—	153	—	(36)	—	117

Net income (loss)	$7,616	$15,652	$1,887	$(20)	$(17,519)	$7,616

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD DECEMBER 31, 2000 TO NOVEMBER 9, 2001

(dollars in thousands)

	(Predecessor Basis)
	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$842,546	$—	$52,028	$(51,706)	$842,868
Cost of sales	594,354	—	51,275	(53,888)	591,741

Gross profit	248,192	—	753	2,182	251,127
Selling, general and administrative	130,829	126	2,246	1,925	135,126
Restructuring and other charges	30,686	—	—	—	30,686

Operating income (loss)	86,677	(126)	(1,493)	257	85,315

Interest expense	32,905	—	—	(7,464)	25,441
Debt extinguishment expenses	10,392	—	—	—	10,392
Interest income	(8,720)	(7,476)	(86)	7,464	(8,818)
Intercompany royalty expense (income)	12,392	(12,392)	—	—	—
Intercompany dividend income	(5,830)	—	—	5,830	—
Income in equity investment	(10,072)	—	—	10,072	—
Other expense	4	—	488	—	492

Income (loss) before income taxes	55,606	19,742	(1,895)	(15,645)	57,808
Provision (benefit) for income taxes	18,423	2,771	(569)	—	20,625

Income (loss) from continuing operations	37,183	16,971	(1,326)	(15,645)	37,183
Loss from discontinued operations	(4,462)	—	—	—	(4,462)

Net income (loss)	$32,721	$16,971	$(1,326)	$(15,645)	$32,721

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 30, 2000

(dollars in thousands)

	(Predecessor Basis)
	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$1,073,422	$—	$81,866	$(75,275)	$1,080,013
Cost of sales	753,908	—	76,969	(78,261)	752,616

Gross profit	319,514	—	4,897	2,986	327,397
Selling, general and administrative	160,128	34	3,082	2,994	166,238
Restructuring and other charges	26,304	—	—	—	26,304

Operating income (loss)	133,082	(34)	1,815	(8)	134,855

Interest expense	56,626	—	—	(13,382)	43,244
Debt extinguishment expenses	7,502	—	—	—	7,502
Interest income	(13,504)	(13,472)	(156)	13,382	(13,750)
Intercompany royalty expense (income)	15,849	(15,849)	—	—	—
Intercompany dividend income	(53,414)	—	—	53,414	—
Loss in equity investment	31,210	—	—	(31,210)	—
Other (income) expense	(1,519)	—	343	—	(1,176)

Income before income taxes	90,332	29,287	1,628	(22,212)	99,035
Provision for income taxes	24,171	7,800	903	—	32,874

Income from continuing operations	66,161	21,487	725	(22,212)	66,161
Loss from discontinued operations	(13,063)	—	—	—	(13,063)

Net income	$53,098	$21,487	$725	$(22,212)	$53,098

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 28, 2002

(dollars in thousands)

	(Successor Basis)
	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$606,959	$55,829	$24,086	$426	$(677,208)	$10,092
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	—	61,802	6,154	21	—	67,977
Other	14,513	30,546	—	(57)	11	45,013
Change in assets and liabilities, net	(43,648)	20,963	—	2,391	74,100	53,806

Net cash provided by operating activities	577,824	169,140	30,240	2,781	(603,097)	176,888
Cash flows from investing activities:
Proceeds from sale of equipment	—	56	—	—	—	56
Additions to property, plant and equipment	—	(32,431)	—	(13)	—	(32,444)

Net cash (used by) investing activities	—	(32,375)	—	(13)	—	(32,388)
Cash flows from financing activities:
Payments of long-term debt	—	(163,700)	—	—	—	(163,700)
Payments relating to capital lease obligation	—	(671)	—	—	—	(671)
Due to parent and affiliated companies, net	(583,429)	610,917	(24,023)	(3,465)	—	—
Proceeds from issuance of redeemable common stock	5,909	—	—	—	—	5,909
Payments to redeem common stock	(304)	—	—	—	—	(304)
Cash overdraft	—	2,954	—	—	—	2,954
Intercompany dividend	—	(596,867)	(6,230)	—	603,097	—

Net cash (used by) financing activities	(577,824)	(147,367)	(30,253)	(3,465)	603,097	(155,812)
Change in cash and cash equivalents	—	(10,602)	(13)	(697)	—	(11,312)
Cash and cash equivalents at beginning of period	—	34,123	36	1,543	—	35,702

Cash and cash equivalents at end of period	$—	$23,521	$23	$846	$—	$24,390

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD NOVEMBER 10, 2001 TO DECEMBER 29, 2001

(dollars in thousands)

	(Successor Basis)
	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$7,616	$15,652	$1,887	$(20)	$(17,519)	$7,616
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	—	5,159	843	3	—	6,005
Other	—	4,761	—	—	—	4,761
Change in assets and liabilities, net	(29,532)	28,268	(3,234)	(1,348)	17,519	11,673

Net cash (used by) provided by operating activities	(21,916)	53,840	(504)	(1,365)	—	30,055
Cash flows from investing activities:
Proceeds from sale of equipment	—	19	—	—	—	19
Additions to property, plant and equipment	—	(6,741)	—	—	—	(6,741)
Acquisition of business, net of cash acquired	(314,826)	—	—	—	—	(314,826)

Net cash (used by) investing activities	(314,826)	(6,722)	—	—	—	(321,548)
Cash flows from financing activities:
Payments relating to capital lease obligation	—	(56)	—	—	—	(56)
Cash overdraft	—	(4,570)	—	—	—	(4,570)
Due to parent and affiliated companies, net	239,467	(242,915)	540	2,908	—	—
Due to former parent and affiliated companies, net	(7,388)	—	—	—	—	(7,388)
Payment of senior subordinated seller note	—	(250,000)	—	—	—	(250,000)
Proceeds from issuance of long-term debt, net of issuance costs	—	484,546	—	—	—	484,546
Proceeds from issuance of redeemable common stock, net of issuance costs	104,663	—	—	—	—	104,663

Net cash provided by (used by) financing activities	336,742	(12,995)	540	2,908	—	327,195
Change in cash and cash equivalents	—	34,123	36	1,543	—	35,702
Cash and cash equivalents at beginning of period	—	—	—	—	—	—

Cash and cash equivalents at end of period	$—	$34,123	$36	$1,543	$—	$35,702

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD DECEMBER 31, 2000 TO NOVEMBER 9, 2001

(dollars in thousands)

	(Predecessor Basis)
	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Income (loss) from continuing operations	$37,183	$16,971	$(1,326)	$(15,645)	$37,183
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used by) operating activities of continuing operations:
Depreciation and amortization	36,637	—	22	—	36,659
Deferred income taxes	(11,840)	—	—	—	(11,840)
Asset impairment charges	3,827	—	—	—	3,827
Other	2,336	—	—	—	2,336
Change in assets and liabilities, net	20,196	(689)	3,110	9,815	32,432

Net cash provided by operating activities of continuing operations	88,339	16,282	1,806	(5,830)	100,597
Net cash provided by operating activities of discontinued operations	11,897	—	—	—	11,897

Net cash provided by operating activities	100,236	16,282	1,806	(5,830)	112,494
Cash flows from investing activities:
Proceeds from sale of equipment	9,016	—	—	—	9,016
Additions to property, plant and equipment	(49,804)	—	—	—	(49,804)

Net cash (used by) investing activities of continuing operations	(40,788)	—	—	—	(40,788)
Net cash (used by) investing activities of discontinued operations	—	—	—	—	—

Net cash (used by) investing activities	(40,788)	—	—	—	(40,788)
Cash flows from financing activities:
Payment for debt extinguishment	(150,000)	—	—	—	(150,000)
Payments relating to capital lease obligation	(268)	—	—	—	(268)
Cash overdraft	8,920	—	—	—	8,920
Payments of loans from former parent and affiliated companies	(45,745)	—	—	—	(45,745)
Payments of cash dividends	(5,830)	—	—	5,830	—
Loans from former parent and affiliated companies	159,140	—	—	—	159,140
Due to former parent and affiliated companies, net	19,834	(16,280)	2,858	—	6,412

Net cash (used by) provided by financing activities of continuing operations	(13,949)	(16,280)	2,858	5,830	(21,541)
Net cash (used by) financing activities of discontinued operations	(11,528)	—	—	—	(11,528)

Net cash (used by) provided by financing activities	(25,477)	(16,280)	2,858	5,830	(33,069)
Change in cash and cash equivalents	33,971	2	4,664	—	38,637
Cash and cash equivalents at beginning of period	39,410	34	427	—	39,871

Cash and cash equivalents at end of period	$73,381	$36	$5,091	$—	$78,508

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 30, 2000

(dollars in thousands)

	(Predecessor Basis)
	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Income from continuing operations	$66,161	$21,487	$725	$(22,212)	$66,161
Adjustments to reconcile income from continuing operations to net cash provided by (used by) operating activities of continuing operations:
Depreciation and amortization	42,857	—	40	—	42,897
Deferred income taxes	(26,469)	—	—	—	(26,469)
Other	429	—	3	—	432
Change in assets and liabilities, net	59,704	2,371	(2,113)	(31,202)	28,760

Net cash provided by (used by) operating activities of continuing operations	142,682	23,858	(1,345)	(53,414)	111,781
Net cash (used by) operating activities of discontinued operations	(13,370)	—	—	—	(13,370)

Net cash provided by (used by) operating activities	129,312	23,858	(1,345)	(53,414)	98,411
Cash flows from investing activities:
Proceeds from sale of equipment	53	—	—	—	53
Additions to property, plant and equipment	(81,060)	—	(12)	—	(81,072)
Purchase of minority interest in affiliates	(45,960)	—	—	—	(45,960)
Payments to acquire equipment from capital lease	(30,141)	—	—	—	(30,141)

Net cash (used by) investing activities of continuing operations	(157,108)	—	(12)	—	(157,120)
Net cash (used by) investing activities of discontinued operations	(25,259)	—	—	—	(25,259)

Net cash (used by) investing activities	(182,367)	—	(12)	—	(182,379)
Cash flows from financing activities:
Payments of long-term debt	(17,000)	—	—	—	(17,000)
Payments for debt extinguishment	(86,000)	—	—	—	(86,000)
Payments relating to capital lease obligation	(246)	—	—	—	(246)
Cash overdraft	(2,902)	—	—	—	(2,902)
Payments of loans from former parent and affiliated companies	(30,394)	—	—	—	(30,394)
Payments of cash dividends	—	(50,000)	(3,414)	53,414	—
Loans from former parent and affiliated companies	189,575	—	—	—	189,575
Due to former parent and affiliated companies, net	(15,514)	24,510	3,615	—	12,611

Net cash provided by (used by) financing activities of continuing operations	37,519	(25,490)	201	53,414	65,644
Net cash provided by financing activities of discontinued operations	12,256	—	—	—	12,256

Net cash provided by (used by) financing activities	49,775	(25,490)	201	53,414	77,900
Change in cash and cash equivalents	(3,280)	(1,632)	(1,156)	—	(6,068)
Cash and cash equivalents at beginning of year	42,690	1,666	1,583	—	45,939

Cash and cash equivalents at end of year	$39,410	$34	$427	$—	$39,871

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table presents information as of February 28, 2003 regarding our executive officers, whom we refer to as the CEO team, and our directors and the executive officers and directors of Paperweight Development.

Name	Age	Position

Douglas Buth	48	Chairman, President, Chief Executive Officer and a Director, and Chairman, President, Chief Executive Officer and a Director of Paperweight Development

Paul Karch	46	Vice President, Human Resources & Law, Secretary, General Counsel and a Director, and Vice President, Secretary and a Director of Paperweight Development

Dale Parker	51	Vice President, Finance, Chief Financial Officer and a Director, and Chief Financial Officer and a Director of Paperweight Development

Nicholas Davis	64	Director and a Director of Paperweight Development

Ronald A. Pace	55	Director and a Director of Paperweight Development

Susan Scherbel	44	Director and a Director of Paperweight Development

W. A. Sikora	65	Director and a Director of Paperweight Development

John Depies	46	Vice President and General Manager, Technical Products

Rick Fantini	48	Vice President, Operations

James McDermott	46	Vice President, Coated Solutions Sales and Marketing

Stephen Sakai	49	Vice President, New Business Development

Ann Whalen	44	Vice President, Project Venture and Information Services

Ted Goodwin	46	Vice President, Technology

Thomas Cashman	59	Plant Manager, Appleton Plant

Todd Downey	44	Mill Manager, West Carrollton Mill

John Showalter	55	Mill Manager, Roaring Spring Mill

Douglas Buth. Mr. Buth has been Chairman, Chief Executive Officer, President and a Director of Appleton since December 1998, Chairman, Chief Executive Officer and President of Paperweight Development since July 2001 and a Director of Paperweight Development since December 2000. He previously served as Executive Vice President and General Manager of Carbonless from 1997 to 1998, Vice President of Sales from 1993 to 1997 and Vice President of Marketing from 1991 to 1993. Mr. Buth joined Appleton in 1988 as Director of Strategic Planning. Mr. Buth qualified as a CPA with PriceWaterhouse in 1979 and thereafter held a number of financial positions with Saks Fifth Avenue and BATUS. Mr. Buth received his BBA (Accounting) from the University of Notre Dame in 1977.

Paul Karch. Mr. Karch has been Vice President, Human Resources & Law, Secretary and General Counsel of Appleton since January 2002, a Director of Appleton since December 1998, Vice President and Secretary of Paperweight Development since July 2001 and a Director of Paperweight Development since August 2001. Previously he served as Vice President, Law & Public Affairs, Secretary and General Counsel from September 2000 to January 2002, as Vice President, Secretary and General Counsel from 1997 to 2000, as Secretary and General Counsel from 1996 to 1997, and as Senior Legal Counsel from 1994 to 1996.

Prior to joining Appleton, Mr. Karch was in private practice at Luce, Forward, Hamilton & Scripps, San Diego, California from 1983 to 1993. Mr. Karch graduated cum laude with an AB (Economics) from Harvard College in 1978 and a JD from Harvard Law School in 1982.

Dale Parker. Mr. Parker has been Vice President, Finance and Chief Financial Officer and a Director of Appleton since February 2000, and Chief Financial Officer of Paperweight Development since July 2001 and a Director of Paperweight Development since August 2001. Prior to joining Appleton, he held various financial positions at Black Clawson Co., Inc., a global manufacturer of capital goods for the paper and plastics industries, including Vice President Finance from 1988 to 2000. Mr. Parker qualified as a CPA in 1977. Mr. Parker received his BS (Business) from Miami University in 1973 and an MBA from Xavier University in 1977.

Nicholas Davis. Mr. Davis has been a Director of Appleton and a Director of Paperweight Development since November 2001. Mr. Davis has been the President and Chief Investment Officer of Montana Investment Advisors Inc., an SEC-regulated asset management firm based in Bozeman, Montana, since 1992. Prior to joining Montana Investment Advisors Inc., he held various management positions at PaineWebber, Colorado Growth Capital and White Weld. Mr. Davis qualified as a CFA in 1969. Mr. Davis graduated with honors with a BA (Geology) from Princeton University in 1961 and an MBA from Stanford University in 1963.

Ronald Pace. Mr. Pace has been a Director of Appleton and a Director of Paperweight Development since January 2003. Mr. Pace has been Sector President Plumbing – Americas for Kohler Company since June 1999. From February 1995 to June 1999 Mr. Pace served in other management positions at Kohler Company. Prior to joining Kohler Company, Mr. Pace held various management positions in several companies, including AMP Incorporated (1991-1995), Johnson Matthey, PLC (1988-1991), Dainippon Ink & Chemicals (1986-1988) and British Petroleum (1977-1986). Mr. Pace received his BA (Economics/Chemistry) in 1969 and an MBA (Finance/Marketing) in 1972 from the University of Connecticut.

Susan Scherbel. Ms. Scherbel has been a Director of Appleton and a Director of Paperweight Development since January 2002. Ms. Scherbel is employed by Bellview Associates, an investment firm she co-founded in March 2001. From January 1989 to March 2001, Ms. Scherbel served as a Managing Director of Merrill Lynch Investment Banking, where she specialized in employee benefit transactions. Prior to this, Ms. Scherbel served as tax counsel for Hughes, Hubbard & Reed and as an advisor to the Assistant Secretary of the Treasury for Tax Policy at the United State Department of Treasury. Ms. Scherbel graduated with an AB (Government and Economics) from Harvard University in 1979, a JD from Georgetown University in 1982 and an LLM from Georgetown University in 1986.

W. A. Sikora. Mr. Sikora has been a Director of Appleton and a Director of Paperweight Development since November 2001. Mr. Sikora has been a self-employed business and financial advisor to public and private companies since 1982, except for the period 1996 to 1999 when he was Executive Vice President of TransMontaigne Inc. (AMEX: TMG). He was also a partner in the accounting firms of Hein + Sikora, Touche Ross & Co. and Peat Marwick Mitchell & Co. Mr. Sikora received a BS (Accounting), with honors, from the University of Colorado in 1959 and his certificate as a Certified Public Accountant in 1960.

John Depies. Mr. Depies has been Vice President and General Manager, Technical Products since May 2001. Mr. Depies previously served as Vice President Sales and Marketing, Roll Printers from 1999 to 2001 and as Executive Director for Carbonless Sales from 1997 to 1999. Mr. Depies joined Appleton in 1983 and served in a number of managerial roles from 1983 to 1997. Mr. Depies received his BA (Marketing) in 1979 and an MBA (Finance) in 1983 from the University of Wisconsin-Oshkosh.

Rick Fantini. Mr. Fantini has been Vice President, Operations since January 2002. Previously he served as Vice President, Human Resources and Procurement from 1998 to 2002, as Director of Procurement from 1997 to 1998, as manager of Business Development from 1996 to 1997, and served in a number of labor relations and benefits jobs since joining Appleton in 1980. Mr. Fantini received a BA (Social Science) from Michigan State University in 1977, a Masters (Labor and Industrial Relations) from Michigan State University in 1980 and an MBA from Northwestern University (Kellogg) in 1996.

James McDermott. Mr. McDermott has been Vice President, Coated Solutions Sales and Marketing since January 2002. Prior to this, Mr. McDermott rejoined Appleton as Vice President, Carbonless Sales from May 2001 to January 2002 after a brief departure in 1999. Mr. McDermott was Vice President of Sales & Marketing for Dunsirn Industries from 1999 to 2001. Mr. McDermott originally was hired by Appleton in 1986 and has held various sales positions. Mr. McDermott received a BS (Agricultural Economics) from the University of Wisconsin-Madison in 1979.

Stephen Sakai. Mr. Sakai has been Vice President, New Business Development since March 2001. He previously served as Vice President and General Manager, Thermal from 1999 to March 2001, as Executive Director of Sales and Marketing for the Coated Free Sheet Business from 1997 to 1999 and held other management positions within the Coated Free Sheet Business from February 1996 to October 1997. Prior to joining Appleton, he held a variety of positions in finance, sales and marketing with Scott Paper from 1976 to 1996. Mr. Sakai received a BA from the University of Washington in 1975 and he received an MBA from the University of Puget Sound Business School in 1982.

Ann Whalen. Ms. Whalen has been Vice President, Project Venture and Information Services since January 2003. Project Venture is our name for the installation of a new enterprise resource planning system, which is a computer software system used for invoicing, financial reporting, shipment planning and manufacturing operations. She previously served as Vice President, Project Venture from January 2002 to December 2002, as Vice President, Logistics from 1999 to January 2002, as Vice President of Finance from 1997 to 1999 and as Controller from 1991 to 1997. Ms. Whalen joined Appleton in 1981 and served in several accounting positions prior to 1991. Ms. Whalen received a BBA (Accounting) from the University of Wisconsin-Madison in 1981 and she received an MBA from the University of Wisconsin-Oshkosh in 1990.

Ted Goodwin. Mr. Goodwin has been Vice President, Technology since September 2001. Mr. Goodwin previously served as Executive Director of New Business Development from 1999 to 2001 and, prior to this, he was the Executive Director of Carbonless Research and Development from 1997 to 1999, Director of Applied Research from 1994 to 1997, and Director of Thermal Research from 1991 to 1994. Mr. Goodwin joined Appleton in 1979 and advanced through several positions within Research and Development from 1979 to 1994. Mr. Goodwin received his BS (Chemistry) from the University of Detroit in 1979 and he received an MBA from the University of Wisconsin-Oshkosh in 1988.

Thomas Cashman. Mr. Cashman has been the Plant Manager at our Appleton plant since 1985. Mr. Cashman progressed through a series of labor, industrial relations and production positions since joining Appleton in 1971. Mr. Cashman received a BA (Psychology) from St. Cloud State College in 1968 and a Masters (Sociology) from Northern Illinois University in 1970.

Todd Downey. Mr. Downey has been the Mill Manager at our West Carrollton Mill since 2000. He previously served as Production Manager from 1996 to 2000 and Paper Machine Business Unit Manager at our West Carrollton mill from 1994 to 1996. Prior to joining Appleton in 1994, Mr. Downey worked at Champion International’s Hamilton, Ohio mill from 1982 to 1994. Mr. Downey received a BA (Paper Science and Engineering) from Miami University in 1982.

John Showalter. Mr. Showalter has been the Mill Manager at our Roaring Spring Mill since 1989. Mr. Showalter joined Appleton in 1977 and served in several positions prior to becoming Mill Manager. Mr. Showalter received a BS (Education) from Penn State University in 1974 and he received a Masters (Personnel Administration) from Ohio University in 1975.

The board of directors of Paperweight Development consists of seven members. Paperweight Development has entered into a security holders agreement with the ESOP Trust which sets forth the manner in which the ESOP Trust will vote its shares of Paperweight Development common stock in connection with the election of directors. Under the agreement, the ESOP Trust has agreed to vote all of its shares of Paperweight Development common stock to give effect to the following composition of Paperweight Development’s board of directors:

•	between January 1, 2003 and December 31, 2003, two individuals nominated by the ESOP Trust, three individuals nominated by Paperweight Development’s chief executive officer and two individuals jointly nominated by the ESOP Trust and the chief executive officer;

•	between January 1, 2004 and December 31, 2004, one individual nominated by the ESOP Trust, three individuals nominated by Paperweight Development’s chief executive officer and three individuals jointly nominated by the ESOP Trust and the chief executive officer; and

•	on and after January 1, 2005, four individuals nominated by Paperweight Development’s chief executive officer and three individuals jointly nominated by the ESOP Trust and the chief executive officer.

The ESOP Trust has agreed that any vote taken to remove a director or to fill vacancies on the board of directors are subject to the provisions described above. The agreement also provides that directors nominated by joint nomination may only be removed by mutual agreement of the ESOP Trust and Paperweight Development’s chief executive officer. In addition to the election of directors, the agreement prohibits Paperweight Development from issuing capital stock to any person other than the ESOP Trust or making, or permitting any of its subsidiaries to make, any acquisition in a single transaction or series of related transactions with a fair market value in excess of $100 million, in each case without the prior written consent of the ESOP Trust.

Paperweight Development has entered into a security holders agreement with us on terms substantially similar to those described above to provide for the manner in which Paperweight Development will vote its shares of our common stock in connection with the election of directors. In addition to the election of directors, the agreement prohibits us from issuing capital stock to any person other than Paperweight Development or making, or permitting any of our subsidiaries to make, any acquisition in a single transaction or series of related transactions with a fair market value in excess of $100 million, in each case without the prior written consent of Paperweight Development.

Pursuant to the agreements above, Messrs. Buth, Karch and Parker were nominated by Mr. Buth, our chief executive officer, and elected to the boards of directors of Paperweight Development and Appleton Papers, Messrs. Davis and Sikora were nominated by the ESOP Trust and elected to the boards of directors of Paperweight Development and Appleton Papers and Mr. Pace and Ms. Scherbel were jointly nominated by Mr. Buth and the ESOP Trust and elected to the boards of directors of Paperweight Development and Appleton Papers.

Pursuant to the terms of the senior credit facility, the indenture and the deferred payment obligation, the security holders agreements described above may not be amended except under limited circumstances. In addition, the senior credit facility, the indenture and the deferred payment obligation require our board of directors and the board of directors of Paperweight Development to include at least two independent directors.

The Board of Directors has an Audit Committee and Compensation Committee. The members of both the Audit Committee and the Compensation Committee are Ms. Scherbel and Messrs. Davis, Pace and Sikora. The charter of the Audit Committee provides, among other things, that the Audit Committee will provide assistance to the Board of Directors in fulfilling its responsibility to the ESOP participants relating to financial accounting and reporting practices and the quality and integrity of Paperweight Development financial reports. The charter of the Compensation Committee provides that the Committee is responsible for establishing the compensation of our Chief Executive Officer, approving the compensation of the named executive officers and reviewing the compensation of other members of the CEO team. The Compensation Committee also has authority for administration of our Long-Term Incentive Plan. See “Item 11. Executive Compensation—Management Compensation and Long-Term Incentive Plan” below.

Item 11. Executive Compensation

The following table sets forth the compensation for the last three years paid to our chief executive officer and our four other most highly compensated executive officers, who we refer to as our named executive officers:

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Securities Underlying Options/SARs	All Other Compensation ($)
				(1)	(#)	(2)
Douglas P. Buth Chairman, President and Chief Executive Officer	2002 2001 2000	644,692 419,422 389,423	502,724 210,000 156,000	18,762 27,189 25,494	0 27,600 0	13,787 1,774,868 519,820
Dale E. Parker (3) Vice President, Finance and Chief Financial Officer	2002 2001 2000	227,058 216,796 173,654	112,156 102,852 77,000	13,156 13,156 4,385	0 5,770 40,000	16,577 731,113 23,341
Rick J. Fantini Vice President, Operations	2002 2001 2000	201,319 179,244 165,145	108,642 101,365 80,847	11,638 13,434 11,132	0 5,770 40,000	10,966 500,558 138,787
Stephen P. Sakai Vice President, New Business Development	2002 2001 2000	207,077 195,675 180,627	98,831 108,367 88,427	17,004 19,709 16,057	0 5,770 40,000	16,603 497,955 13,550
Paul Karch Vice President, HR & Law and General Counsel	2002 2001 2000	202,717 187,788 170,962	102,793 91,177 77,000	11,132 11,132 11,132	0 5,770 40,000	15,320 868,706 12,302

(1)	Other annual compensation consists of perquisites and tax reimbursements related to the perquisites.
(2)	All other compensation for 2002 consists of the following for each named executive officer: Mr. Buth, company contributions to defined contribution plans ($12,146) and life insurance premiums ($1,641); Mr. Parker, company contributions to defined contribution plans ($13,907) and life insurance premiums ($2,670); Mr. Fantini, company contributions to defined contribution plans ($10,408) and life insurance premiums ($558); Mr. Sakai, company contributions to defined contribution plans ($12,428), company contribution to non-qualified deferred compensation plan ($3,004), and life insurance premiums ($1,171); and Mr. Karch, company contributions to defined contribution plans ($12,184), company contribution to non-qualified deferred compensation plan ($2,435), and life insurance premiums ($701). The defined contribution plans include the KSOP and the 401(a) plan.
(3)	Mr. Parker was first employed by Appleton on February 28, 2000.

Stock Appreciation Rights Plans

There were no SAR grants made under the Appleton Papers Inc. Long-Term Incentive Plan to the named executive officers during fiscal 2002.

The following table summarizes for each of the named executive officers the number of shares of Paperweight Development common stock with respect to which SARs were exercised during 2002, the dollar value realized upon exercise of SARs, the total number of shares of Paperweight Development common stock underlying unexercised SARs held at December 31, 2002 (exercisable and unexercisable) and the aggregate dollar value of in-the-money, unexercised SARs held at December 31, 2002 (exercisable and unexercisable). Value realized upon exercise is the difference between the fair market value of the underlying shares of Paperweight Development common stock on the exercise date and the base price of the SARs. Value of unexercised, in-the-money SARs at fiscal year-end is the difference between its base price and the fair market value of the underlying Paperweight Development common stock as of December 31, 2002 which was $21.92 per share. These values, unlike any amounts that may be set forth in the column entitled “Value Realized” have not been, and may never be, realized. The SARs have not been, and may never, be exercised. The actual gains, if any, on exercise will depend on the value of the Paperweight Development common stock on the exercise date. Although Appleton’s fiscal year ended on December 28, 2002, the values in the table below are shown as of December 31, 2002, the date of the most recent valuation of Paperweight Development common stock.

Aggregated Option/SAR Exercises in Fiscal 2002

and FY-End Option/SAR Values

	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End(#)		Value of Unexercised In-the-Money Options/SARs at FY-End($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Douglas P. Buth	0	—	0	27,600	0	328,992
Dale E. Parker	0	—	0	5,770	0	68,778
Rick J. Fantini	0	—	0	5,770	0	68,778
Stephen P. Sakai	0	—	0	5,770	0	68,778
Paul J. Karch	0	—	0	5,770	0	68,778

Pension and Related Plans

In addition to the KSOP, we maintain a broad-based qualified, noncontributory defined benefit pension plan for eligible salaried employees, which we refer to as the pension plan. We have also established a Supplemental Executive Retirement Plan, the SERP, to provide retirement benefits for management and other highly compensated employees whose benefits are reduced by qualified plan limitations in the pension plan. The table below shows the estimated monthly single life annuity benefit under the pension plans (without qualified plan limitations) at various salary levels and years of credited service payable upon retirement at age 65 in the year 2002 (2002 Social Security Covered Compensation is used in the formula). The benefit shown is not subject to any deduction for any Social Security benefit:

	Years of Service
Remuneration	15	20	25	30	35
$125,000	$1,993	$2,657	$3,321	$3,985	$4,649
150,000	2,430	3,240	4,050	4,860	5,670
175,000	2,868	3,823	4,779	5,735	6,691
200,000	3,305	4,407	5,508	6,610	7,712
225,000	3,743	4,990	6,238	7,485	8,733
250,000	4,180	5,573	6,967	8,360	9,753
300,000	5,055	6,740	8,425	10,110	11,795
400,000	6,805	9,073	11,342	13,610	15,878
450,000	7,680	10,240	12,800	15,360	17,920
500,000	8,555	11,407	14,258	17,110	19,962

The SERP benefit when added to the pension plan benefit provides a combined benefit equal to the benefit under the pension plan as if certain qualified plan limitations did not apply. Under the pension plan and the SERP, a pension is payable upon retirement at age 65, or upon earlier termination if certain conditions are satisfied. The pension benefits are based on years of credited service and the average annual compensation received during the highest five full consecutive calendar years of the last ten years prior to retirement. Compensation covered by the plans includes base salary, bonus, deferred compensation, and overtime pay as defined in the pension plan.

As of December 31, 2002, the estimated years of credited service for each of our executive officers is as follows: Douglas Buth, 15 years; Paul Karch, 9 years; Dale Parker, 3 years; John Depies, 20 years; Rick Fantini, 22 years; James McDermott, 14 years; Stephen Sakai, 7 years; Ann Whalen, 22 years; Ted Goodwin, 24 years; Thomas Cashman, 32 years; Todd Downey, 9 years; and John Showalter, 26 years.

We have two non-qualified deferred compensation plans for senior executives. The first has been in place for some time and allowed participants to defer receipt of any percentage of his or her compensation by filing an appropriate election with us. Under the arrangements related to this plan, we funded a rabbi trust on October 11, 2001 to provide funds for our current obligations, valued at approximately $2.4 million under this plan as of December 31, 2002. The funds in the rabbi trust remain subject to claims of our creditors in the event of insolvency. There will be no further deferrals to this plan. We have also established the New Deferred Compensation Plan for senior executives, which will allow for future deferrals but for which no funds will be transferred to the rabbi trust. In addition to deferrals similar to those allowed under the old plan, this new plan provided for the deferral of the loyalty payment related to the acquisition of Appleton from AWA. Except for the amounts deferred from the loyalty payments, which will increase or decrease based on changes in the value of Paperweight Development common stock, amounts deferred in both plans are increased at the then prevailing ten-year Treasury note rate. The current obligations under the New Deferred Compensation Plan are valued at approximately $2.6 million as of December 31, 2002.

Termination Protection Agreements

We have entered into termination protection agreements with all members of our CEO team, including the named executive officers. The agreements provide that if, at any time other than within two years after a “change of control,” as defined below, we terminate the executive officer’s employment other than for misconduct, or “permanent disability,” as defined below, or the executive officer terminates the executive officer’s employment for “good reason,” as defined below, then the executive officer will continue to receive payments in accordance with our normal payroll practices for eighteen months following termination of employment at a rate equal to the executive officer’s base salary in effect on the date on which his or her employment terminates. The payments to the executive officer would be reduced by amounts he or she earns through employment during the eighteen-month salary continuation period after twelve months from the date of termination. The payments would cease completely if the executive officer, at any time, engaged in a competing business.

Conversely, if, within two years of a change of control, we terminate the executive officer’s employment other than for misconduct, or permanent disability, or he or she terminates his or her employment for good reason, then he or she is entitled to a lump-sum cash payment. This payment will be equal to two times his or her annual base salary, plus a multiple of two times his or her targeted bonus for the fiscal year in which his or her employment terminates, or if no such bonus has been established for the fiscal year of termination, then the bonus for the fiscal year prior to termination is used. The executive officer will also be entitled to a lump-sum cash payment representing a partial bonus for the year of termination, based on the number of days the executive officer worked in the year of termination.

Whether or not an executive officer’s employment terminates within two years of a change of control, the executive officer would also receive his or her salary through the date of termination and all other amounts owed to the executive officer at the date of termination under our benefit plans. In addition, he or she would be entitled to reimbursement for outplacement services and continued health and dental coverage for the executive officer and the executive officer’s family for 18 months after the date of termination not in connection with a change of control or 24 months after the date of termination in connection with a change of control.

Our new severance agreements provide that if certain amounts to be paid in connection with a change of control constitute “parachute payments,” as defined in Section 280(G) of the Internal Revenue Code, the severance benefits owed to the executive officer may be increased such that the net amount retained by the executive officer after deduction of any excise taxes and income taxes on the excise tax and additional payments, shall be equal to the original severance benefits.

A “change of control” is defined in these agreements as:

•	the transfer of substantially all of our assets to an unrelated party;

•	our liquidation;

•	our merger or consolidation into another company; or

•	any other event whereby ownership and control is effectively transferred.

“Permanent Disability” is defined in these agreements as any time an executive officer is entitled to receive benefits under Title II of the Social Security Act.

“Good Reason” is defined in these agreements as, prior to a change in control, without the executive officer’s consent, a reduction of 25% or more of the executive officer’s base salary and after a change in control:

•	a decrease in the executive officer’s position or responsibilities without his or her consent;

•	failure to pay the executive officer’s salary or bonus in effect immediately prior to a change in control; or

•	the relocation of the executive officer’s principal place of employment without his or her consent.

Management Compensation and Long-Term Incentive Plan

Management compensation is determined by the Compensation Committee of our Board of Directors, which is comprised of the four independent directors. Our management compensation policy provides that management salaries, cash bonuses and other compensation will be consistent with our strategic goals and the best interests of the participants in the ESOP and generally be within the middle of the range for management compensation for similar companies.

In addition to receiving salaries, annual performance bonuses and fringe benefits, such as health and life insurance, approximately 100 management employees are participants in the Appleton Papers Inc. Long-Term Incentive Plan. The plan provides for future cash bonuses based on the long-term performance of Appleton and increases in the value of Paperweight Development common stock, as determined by the semi-annual appraisals of the Paperweight Development common stock performed by the independent, third party appraiser selected by the ESOP trustee. Specific “phantom stock” units are awarded periodically to employees in aggregate quantities of up to 2% of outstanding Paperweight Development stock, with up to an additional 1% to select, newly-hired management employees. The units are awarded at the most recent Paperweight Development stock price as determined by the semi-annual ESOP appraisal. Employees holding phantom stock units are entitled to trigger the cash bonus for any phantom stock unit only after holding the unit for at least three years, except in the event of the sale or recapitalization of Paperweight Development or us. The cash bonus for any unit is equal to the increase in the value of Paperweight Development common stock from the date of issue until the trigger date. The initial grant of “phantom stock” units occurred on November 11, 2001 with annual awards planned for January 1, 2003 and each January 1 thereafter. We believe the plan is within standard industry terms for management long-term incentive compensation and will benefit us by retaining management talent and providing management with appropriate incentives to increase Paperweight Development’s share price.

Director Compensation

Directors of Appleton and Paperweight Development who are not employees of Appleton, Paperweight Development or any of their subsidiaries are currently entitled to an annual fee for service on both boards of

$25,000. Directors are also entitled to an annual fee of $5,000 for serving as the chairman of the audit committee or $3,000 for serving as the chairman of the compensation committee. In addition, each director receives a fee of $1,500 per day for in-person meetings, $500 per day for other meetings and reimbursement for travel expenses incurred in connection with attending board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Appleton Papers Inc. Employee Stock Ownership Trust, whose address is c/o State Street Global Advisors, Two International Place, Floor 34, Boston, Massachusetts 02110, owns beneficially and of record 100% of the issued and outstanding shares of Paperweight Development Corp. Paperweight Development owns beneficially and of record 100% of the issued and outstanding shares of Appleton Papers Inc., which in turn owns beneficially and of record 100% of the issued and outstanding shares of WTA Inc.

The following table sets forth as of December 31, 2002 the number of shares allocated to the accounts of our directors, our named executive officers and our directors and executive officers as a group in the Company Stock Fund of the KSOP.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent
Douglas Buth	60,376	*
Paul Karch	36,689	*
Dale Parker	14,521	*
Nicholas Davis	—(2)	*
Ronald Pace	—(2)	*
Susan Scherbel	—(2)	*
William Sikora	—(2)	*
Rick Fantini	41,266	*
Stephen Sakai	19,314	*
All directors and executive officers as a group (17 persons)	501,805	4.2%

*	Less than 1%.
(1)	Participants in the KSOP have the right to direct the ESOP trustee to vote shares of common stock which have been allocated to that participant’s ESOP account either for or against specified corporate events relating to Paperweight Development. For all other shareholder votes, the ESOP trustee will vote all shares of common stock held by the ESOP as directed by the ESOP committee, subject to the security holders agreements described above under “Item 10. Directors and Executive Officers of the Registrant.” Participants have statutory diversification rights beginning at age 55, conditional diversification rights beginning on January 1, 2006 and the right to receive distributions from the participant’s KSOP account upon retirement, death, disability, resignation, dismissal or permanent layoff. Participants may not sell, pledge or otherwise transfer the shares of common stock allocated to their KSOP accounts.
(2)	Non-employee directors are not eligible to participate in the KSOP.

Item 13. Certain Relationships and Related Transactions

None.

PART IV

Item 14. Controls and Procedures

Appleton, Paperweight Development and WTA maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrants in the reports filed by the registrants under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Within the 90 days prior to the date of this report, the registrants carried out an evaluation, under the supervision and with the participation of their management, including the principal executive officer and principal financial officer of each of the registrants, of the effectiveness of the design and operation of their disclosure controls and procedures pursuant to Rule 15d-14 of the Exchange Act. Based on that evaluation, the principal executive officer and principal financial officer of each of the registrants concluded that their disclosure controls and procedures are effective.

There have been no significant changes in the registrants’ internal controls or other factors that could significantly affect those controls subsequent to the conclusion of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements.

Report of Independent Accountants

Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001

Consolidated Statements of Operations for the year ended December 28, 2002, for the periods November 10, 2001 to December 29, 2001 and December 31, 2000 to November 9, 2001 and for the year ended December 30, 2000

Consolidated Statements of Cash Flows for the year ended December 28, 2002, for the periods November 10, 2001 to December 29, 2001 and December 31, 2000 to November 9, 2001 and for the year ended December 30, 2000

Consolidated Statements of Shareholders’ Equity for the period December 31, 2000 to November 9, 2001 and for the year ended December 30, 2000

Consolidated Statements of Redeemable Common Stock, (Accumulated Deficit) Retained Earnings, Accumulated Other Comprehensive Loss and Comprehensive Income for the year ended December 28, 2002 and for the period November 10, 2001 to December 29, 2001

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule.

Report of Independent Accountants on Financial Statement Schedule

SCHEDULE II—Valuation and Qualifying Accounts

(a)(3) Exhibits.

See (c) below.

(b) Reports on Form 8-K.

Not applicable.

(c) Exhibits.

3.1	*	Second Amended and Restated Certificate of Incorporation of Appleton Papers Inc.

3.2	*	Amended and Restated By-laws of Appleton Papers Inc.

3.2.1	***	Amendment to Amended and Restated By-laws of Appleton Papers Inc.

3.2.2		Amendment to Amended and Restated By-laws of Appleton Papers Inc.

3.3	*	Amended and Restated Articles of Incorporation of Paperweight Development Corp.

3.4	*	Amended and Restated By-laws of Paperweight Development Corp.

3.5	*	Certificate of Incorporation of WTA Inc.

3.6	*	Certificate of Amendment of Certificate of Incorporation of WTA Inc.

3.7	*	By-laws of WTA Inc.

4.1	*	Indenture, dated as of December 14, 2001, between Appleton Papers Inc. and each of the guarantors named therein and U.S. Bank National Association, as trustee (the “Indenture”).

4.2	*	Form of Registered Note (included as Exhibit A1 to the Indenture).

4.3	*

A/B Exchange Registration Rights Agreement, dated as of December 14, 2001, by and among Appleton Papers Inc. and the parties listed as guarantors thereto and Bear, Stearns, & Co. Inc., TD Securities (USA) Inc., ABN AMRO Incorporated and U.S. Bancorp Piper Jaffray Inc.

10.1	*

Purchase Agreement, dated as of December 11, 2001, between Appleton Papers Inc. and the parties listed as guarantors on Exhibit A thereto and Bear, Stearns, & Co. Inc., TD Securities (USA) Inc., ABN AMRO Incorporated and U.S. Bancorp Piper Jaffray Inc.

10.2	*

Credit Agreement, dated as of November 8, 2001, among Paperweight Development Corp., Appleton Papers Inc., as Borrower, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as syndication agent, Firstar Bank N.A. and LaSalle National Bank Association, as documentation agents, and Toronto Dominion (Texas), Inc., as administrative agent (the “Credit Agreement”).

10.3	*	First Amendment, dated as of December 7, 2001, to the Credit Agreement.

10.3.1	****	Second Amendment, dated as of June 6, 2002, to the Credit Agreement.

10.4	*

Purchase Agreement by and among Arjo Wiggins Appleton p.l.c., Arjo Wiggins US Holdings Ltd., Arjo Wiggins North America Investments Ltd., Paperweight Development Corp. and New Appleton LLC, dated as of July 5, 2001.

10.5	*	Deferred Payment Obligation (included as Schedule 2.3 to Exhibit 10.4).

10.6	***	Fox River AWA Environmental Indemnity Agreement by and among Arjo Wiggins Appleton p.l.c., Appleton Papers Inc., Paperweight Development Corp. and New Appleton LLC, dated as of

November 9, 2001.

10.7**	Fox River PDC Environmental Indemnity Agreement by and among Appleton Papers Inc., Paperweight Development Corp and New Appleton LLC, dated as of November 9, 2001.

10.8**	Security Agreement by and among Appleton Papers Inc., Paperweight Development Corp., New Appleton LLC and Arjo Wiggins Appleton p.l.c., dated as November 9, 2001.

10.9**

Agreement, dated as of November 9, 2001, by and among Arjo Wiggins Appleton p.l.c., Arjo Wiggins (Bermuda) Holdings Limited, Paperweight Development Corp., PDC Capital Corporation and Arjo Wiggins Appleton (Bermuda) Limited.

10.10**	Assignment and Assumption Deed, dated as of November 9, 2001, between Arjo Wiggins Appleton p.l.c. and Arjo Wiggins Appleton (Bermuda) Limited.

10.11**	Collateral Assignment, dated as of November 9, 2001, by Arjo Wiggins Appleton (Bermuda) Limited in favor of Appleton Papers Inc.

10.12*	Appleton Papers Retirement Savings and Employee Stock Ownership Plan, restated effective January 1, 2001.

10.13*	Appleton Papers Inc. Employee Stock Ownership Trust, adopted July 19, 2001.

10.14*	Appleton Papers Inc. Deferred Compensation Plan, restated effective as of January 1, 2000.(2)

10.15*	Appleton Papers Inc. New Deferred Compensation Plan, adopted May 20, 2001.(2)

10.16*	Letter Agreement between Arjo Wiggins Appleton p.l.c. and Douglas Buth dated February 12, 2001 regarding Transaction-Related Executive Compensation.(2)

10.17*	Appleton Papers Inc. Long-Term Incentive Plan adopted June 22, 2001.(2)

10.18*	Appleton Papers Inc. Supplemental Executive Retirement Plan, as amended through December 4, 1998.(2)

10.19*	Form of Termination Protection Agreement.(2)

10.20*	Amended and Restated Intellectual Property Agreement among Appleton Papers Inc., WTA Inc. and Appleton Coated LLC dated as of November 9, 2001.

10.21*	Trademark License Agreement between Appleton Papers Inc. f/k/a Lentheric, Inc., and NCR Corporation, dated effective June 30, 1978.

10.22****	Basestock Supply Agreement between Appleton Papers Inc. and Appleton Coated LLC dated June 27, 2001.(1)

10.22.1	Amendment to Basestock Supply Agreement between Appleton Papers Inc. and Appleton Coated LLC dated effective June 27, 2002.(1)

10.23**	Supply Agreement by and among ESCO Company Limited Partnership, Mitsui Toatsu Chemicals, Inc., Yamamoto Chemicals, Inc. and Appleton Papers Inc. dated as of July 1, 1997.(1)

10.24**	Sales Agreement between Nisseki Chemical Texas Inc. and Appleton Papers Inc. effective January 1, 2002.(1)

10.25	*	Security Holders Agreement by and between Appleton Papers Inc. and the Appleton Papers Inc. Employee Stock Ownership Trust dated as of November 9, 2001.

10.26	*	Security Holders Agreement by and between Paperweight Development Corp. and the Appleton Papers Inc. Employee Stock Ownership Trust dated as of November 9, 2001.

12.1		Computation of Ratio of Earnings to Fixed Charges.

21.1		Subsidiaries of Paperweight Development Corp.

23.1		Consent of PricewaterhouseCoopers LLP.

99.1		Statement of Douglas P. Buth, Chairman, President and Chief Executive Officer of Appleton Papers Inc. pursuant to 18 U.S.C. Section 1350.

99.2		Statement of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc. pursuant to 18 U.S.C. Section 1350.

99.3		Statement of Douglas P. Buth, Chairman, President and Chief Executive Officer of Paperweight Development Corp. pursuant to 18 U.S.C. Section 1350.

99.4		Statement of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp. pursuant to 18 U.S.C. Section 1350.

99.5		Statement of Dale E. Parker, President (Principal Executive Officer and Principal Financial Officer) of WTA Inc. pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.
**	Incorporated by reference to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.
***	Incorporated by reference to Amendment No. 2 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on May 15, 2002.
****	Incorporated by reference to Amendment No. 3 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on June 12, 2002.
(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(2)	Management contract or compensatory plan or arrangement.

Certain exhibits and schedules to the agreements filed herewith have been omitted. Such exhibits and schedules are described in the agreements and are not material. The Registrants hereby agree to furnish to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits or schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLETON PAPERS INC.

By:	/S/ DOUGLAS P. BUTH
Douglas P. Buth President and Chief Executive Officer

Date:	March 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ DOUGLAS P. BUTH Douglas P. Buth	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 18, 2003

/S/ DALE E. PARKER Dale E. Parker	Vice President, Chief Financial Officer and a Director (Principal Financial Officer)	March 18, 2003

/S/ STEPHEN G. KULA Stephen G. Kula	Controller (Principal Accounting Officer)	March 18, 2003

/S/ NICHOLAS H.C. DAVIS Nicholas H.C. Davis	Director	March 18, 2003

/S/ RONALD PACE Ronald Pace	Director	March 18, 2003

/S/ W. A. SIKORA W. A. Sikora	Director	March 18, 2003

/S/ SUSAN SCHERBEL Susan Scherbel	Director	March 18, 2003

/S/ PAUL J. KARCH Paul J. Karch	Director	March 18, 2003

CERTIFICATIONS

I, Douglas P. Buth, Chairman, President and Chief Executive Officer of Appleton Papers Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Appleton Papers Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

Signature: /S/    DOUGLAS P. BUTH

Douglas P. Buth

Chairman, President and Chief

Executive Officer

CERTIFICATIONS

I, Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Appleton Papers Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

Signature: /S/    DALE E. PARKER

Dale E. Parker

Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.

By:	/s/ Douglas P. Buth
Douglas P. Buth President and Chief Executive Officer

Date:	March 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ DOUGLAS P. BUTH Douglas P. Buth	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 18, 2003

/S/ DALE E. PARKER Dale E. Parker	Chief Financial Officer and a Director (Principal Financial Officer)	March 18, 2003

/S/ STEPHEN G. KULA Stephen G. Kula	Controller (Principal Accounting Officer)	March 18, 2003

/S/ NICHOLAS H.C. DAVIS Nicholas H.C. Davis	Director	March 18, 2003

/S/ RONALD PACE Ronald Pace	Director	March 18, 2003

/S/ W. A. SIKORA W. A. Sikora	Director	March 18, 2003

/S/ SUSAN SCHERBEL Susan Scherbel	Director	March 18, 2003

/S/ PAUL J. KARCH Paul J. Karch	Director	March 18, 2003

CERTIFICATIONS

I, Douglas P. Buth, Chairman, President and Chief Executive Officer of Paperweight Development Corp., certify that:

1. I have reviewed this annual report on Form 10-K of Paperweight Development Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

Signature: /S/    DOUGLAS P. BUTH

Douglas P. Buth

Chairman, President and Chief

Executive Officer

CERTIFICATIONS

I, Dale E. Parker, Chief Financial Officer of Paperweight Development Corp., certify that:

1. I have reviewed this annual report on Form 10-K of Paperweight Development Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

Signature: /S/    DALE E. PARKER

Dale E. Parker

Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WTA INC.

By:	/S/ DALE E. PARKER
Dale E. Parker
President

Date:	March 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ DALE E. PARKER Dale E. Parker	President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 18, 2003

/S/ JULIE A. KUEHL Julie A. Kuehl	Director	March 18, 2003

/S/ MICHAEL I. POLLOCK Michael I. Pollock	Director	March 18, 2003

/S/ TOM STRAUSS Tom Strauss	Director	March 18, 2003

CERTIFICATIONS

I, Dale E. Parker, President of WTA Inc., certify that:

1. I have reviewed this annual report on Form 10-K of WTA Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

Signature: /S/    DALE E. PARKER

Dale E. Parker

President

REPORT OF INDEPENDENT ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

To the Shareholder and Board of Directors

of Paperweight Development Corp. and Appleton Papers Inc. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated February 27, 2003 appearing in the 2002 Annual Report on Form 10-K of Paperweight Development Corp. and Appleton Papers Inc. and subsidiaries also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 27, 2003

SCHEDULE II—Valuation and Qualifying Accounts

(dollars in thousands)

Allowance for Losses on Accounts Receivable	Balance at Beginning of Period	Charged to Costs and Expenses	Amounts Written Off Less Recoveries	Balance at End of Period
December 30, 2000 (Predecessor Basis)	$3,677	2,875	(4,789)	$1,763

November 9, 2001 (Predecessor Basis)	$1,763	175	(353)	$1,585

December 29, 2001 (Successor Basis)	$1,585	12	(12)	$1,585

December 28, 2002 (Successor Basis)	$1,585	964	(1,121)	$1,428

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of a schedule or because the information required is included in the consolidated financial statements of Appleton Papers Inc. or the notes thereto or the schedules are not required or are inapplicable under the related instructions.