Form 10-Q
period 2003-03-30
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP; WTA INC
filed 2003-05-12
CIK 1144326, 1166365, 1166399

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 30, 2003

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from:                          to

Commission file number: 333-82084

APPLETON PAPERS INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2556469
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

825 East Wisconsin Avenue
Appleton, Wisconsin	54912-0359
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐    No  ☒

As of May 12, 2003, 100 shares of Appleton Papers Inc. common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. As of May 12, 2003, each of the additional registrants had the number of shares outstanding which is shown in the table below. There is no trading market for the common stock of the additional registrants. No shares of the registrant or the additional registrants were held by non-affiliates.

Appleton Papers Inc. and WTA Inc. meet the conditions set forth in General Instruction H(1)(a) and (b) and are therefore filing this form with the reduced disclosure format.

ADDITIONAL REGISTRANTS

Exact name of Registrant as specified in its charter	State or other jurisdiction of incorporation or organization	Number of Shares Outstanding as of May 12, 2003	I.R.S. Employer Identification Number	Address, including zip code, and telephone number, including area code, of Registrant’s principal executive office	Registration No.

Paperweight Development Corp.	Wisconsin	12,011,574	39-2014992	825 East Wisconsin Avenue, Appleton, Wisconsin 54912-0359 (920) 734-9841	333-82084-01

WTA Inc.	Delaware	1	51-0329653	c/o Delaware Corporate Management, Inc. Suite 1300 1105 North Market Street Wilmington, Delaware 19899 (302) 651-8339	333-82084-02

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 30, 2003	December 28, 2002
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,655	$24,390
Accounts receivable, less allowance for doubtful accounts of $1,605 and $1,428, respectively	97,059	93,377
Inventories	123,483	118,098
Other current assets	13,771	12,933

Total current assets	253,968	248,798
Property, plant and equipment, net	496,096	504,088
Intangible assets, net	124,695	127,016
Environmental indemnification receivable	68,469	67,356
Other assets	11,683	12,904

Total assets	$954,911	$960,162

LIABILITIES, REDEEMABLE COMMON STOCK,
RETAINED EARNINGS (ACCUMULATED DEFICIT)
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$28,896	$42,419
Accounts payable	43,378	45,419
Accrued interest expense	8,268	1,758
Restructuring reserve	4,607	4,753
Other accrued liabilities	53,867	64,743

Total current liabilities	139,016	159,092
Senior secured notes payable	103,869	108,923
Variable rate industrial development bonds	8,650	8,650
Capital lease obligation	3,827	3,923
Postretirement benefits other than pension	58,568	58,262
Accrued income taxes	24,302	24,548
Accrued pension	11,426	10,959
Environmental liability	89,797	88,373
Other long-term liabilities	8,699	9,548
Senior subordinated notes payable	199,958	199,958
Deferred payment obligation	160,362	156,409
Commitments and contingencies (Note 10)	—	—
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 12,011,574 and 11,587,204, respectively	143,981	133,581
Retained earnings (accumulated deficit)	4,806	(541)
Accumulated other comprehensive loss	(2,350)	(1,523)

Total liabilities, redeemable common stock, retained earnings (accumulated deficit) and accumulated other comprehensive loss	$954,911	$960,162

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

(unaudited)

(dollars in thousands)

	March 30, 2003	March 31, 2002
Net sales	$204,238	$224,576
Cost of sales	144,780	155,237

Gross profit	59,458	69,339
Selling, general and administrative	38,350	39,853

Operating income	21,108	29,486
Other expense (income)
Interest expense	13,550	19,373
Interest income	(83)	(372)
Foreign exchange gain	(221)	(80)

Income before income taxes	7,862	10,565
Provision for income taxes	91	79

Net income	$7,771	$10,486

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

(unaudited)

(dollars in thousands)

	March 30, 2003	March 31, 2002
Cash flows from operating activities:
Net income	$7,771	$10,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,077	14,632
Amortization of intangible assets	2,321	2,366
Amortization of financing fees	962	3,457
Employer 401(k) noncash matching contributions	2,369	1,806
Foreign exchange gain	(221)	(80)
Loss on disposals of equipment	144	29
Accretion of deferred payment and capital lease obligations	4,024	3,613
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(3,461)	(4,193)
Inventories	(5,385)	5,254
Other current assets	(838)	(1,628)
Accounts payable and other accrued liabilities	(6,652)	(3,679)
Restructuring reserve	(146)	(268)
Accrued income taxes	(246)	871
Accrued pension	467	415
Other, net	29	(330)

Net cash provided by operating activities	16,215	32,751
Cash flows from investing activities:
Proceeds from sale of equipment	—	9
Additions to property, plant and equipment	(7,230)	(5,657)

Net cash used by investing activities	(7,230)	(5,648)
Cash flows from financing activities:
Payments of senior secured notes payable	(18,577)	(41,983)
Payments relating to capital lease obligation	(168)	(168)
Proceeds from issuance of redeemable common stock	4,212	1,167
Payments to redeem common stock	(5)	(6)
Cash overdraft	818	888

Net cash used by financing activities	(13,720)	(40,102)
Change in cash and cash equivalents	(4,735)	(12,999)
Cash and cash equivalents at beginning of period	24,390	35,702

Cash and cash equivalents at end of period	$19,655	$22,703

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK, (ACCUMULATED DEFICIT)

RETAINED EARNINGS, ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED

(unaudited)

(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income
Balance, December 28, 2002	11,587,204	$133,581	$(541)	$(1,523)
Comprehensive income:
Net income	—	—	7,771	—	$7,771
Realized and unrealized losses on derivatives	—	—	—	(827)	(827)

Total comprehensive income					$6,944

Issuance of redeemable common stock	424,618	7,981	—	—
Redemption of redeemable common stock	(248)	(5)	—	—
Accretion of redeemable common stock	—	2,424	(2,424)	—

Balance, March 30, 2003	12,011,574	$143,981	$4,806	$(2,350)

Balance, December 29, 2001	10,684,373	$104,663	$7,616	$—
Comprehensive income:
Net income	—	—	10,486	—	$10,486

Total comprehensive income					$10,486

Issuance of redeemable common stock	232,516	2,322	—	—
Redemption of redeemable common stock	(455)	(6)	—	—
Accretion of redeemable common stock	—	750	(750)	—

Balance, March 31, 2002	10,916,434	$107,729	$17,352	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three months ended March 30, 2003 and March 31, 2002, cash flows for the three months ended March 30, 2003 and March 31, 2002 and financial position at March 30, 2003 have been made. All adjustments made were of a normal recurring nature.

These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto of Paperweight Development Corp. (“PDC” or the Company) and subsidiaries for each of the three years in the period ended December 28, 2002 as audited by PricewaterhouseCoopers LLP which are included in the Form 10-K dated March 18, 2003. The consolidated balance sheet data as of December 28, 2002 contained within these condensed financial statements was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

2.    ACQUISITION OF APPLETON PAPERS INC.

At the close of business on November 9, 2001, PDC and New Appleton LLC completed the purchase (the “Acquisition”) of all the partnership interests of Arjo Wiggins Delaware General Partnership (“AWDGP”). The total cash purchase price consisted of the following (dollars in thousands):

Agreed upon purchase price	$810,000
Transaction fees	6,203
Cash acquired by buyer	(78,508)
Settlement of intercompany note receivable	(32,869)

Net assets acquired	704,826
Senior subordinated seller note	(250,000)
Deferred payment obligation	(140,000)

Acquisition of business, net of cash acquired	$314,826

The transaction was financed with $106.8 million of proceeds received from the Appleton Papers Retirement Savings and Employee Stock Ownership Plan (the “KSOP”) ($104.7 million, net of stock issuance costs), $265.0 million of senior secured notes payable borrowed at the closing, $250 million in aggregate principal amount of a senior subordinated note due 2008 issued to Arjo Wiggins Appleton plc (“AWA”) which bore interest at the rate of 11.5% per annum and a deferred payment obligation, with a present value of $140 million at the closing of the Acquisition, to be paid to AWA.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the Acquisition, the Company entered into two indemnification agreements under which AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton Papers Inc. (“API”) for, and pay, all governmental and third party liabilities and all costs and expenses incurred by API in defense against certain governmental and third party claims, referred to as the Fox River Liabilities. The Fox River Liabilities also include fees and expenses of API’s environmental counsel, advisers, engineers and scientific experts, and the costs incurred in obtaining studies and other analyses concerning various remedial alternatives for the Lower Fox River. The indemnification agreements mirror one another and result in API receiving indemnification payments directly or indirectly from AWA.

Under the indemnification agreements, AWA agreed to indemnify the Company for the first $75 million of Fox River Liabilities and for those in excess of $100 million (see Note 10 “Commitments and Contingencies”). The Company is responsible for the $25 million of liabilities between $75 million and $100 million. The indemnification agreements provide that it is the intent of the parties that at no time will API or PDC be required to fund any costs and expenses relating to the Fox River Liabilities for which API or PDC will be indemnified. Under its indemnity, AWA made payments of $14.1 million in Fox River Liabilities through 2002 and has since paid $1.0 million during the first quarter of 2003.

Also as part of the purchase agreement, AWA agreed to indemnify the Company for 100% of net income tax liabilities after the November 9, 2001 acquisition, in respect of periods through September 30, 2001, excluding 50% of amounts in excess of $5.0 million in the aggregate up to and including $10.0 million in the aggregate, representing a maximum amount of $2.5 million for which the Company shall remain responsible. All tax refunds received by the Company relating to periods through September 30, 2001 must first be applied against the amount of net income tax liabilities indemnified by AWA. The Company will be allowed to retain any excess net refunds over net income tax liabilities. In fiscal 2002, API received $17.9 million of federal and state tax refunds relating to periods prior to September 30, 2001 which may be used to satisfy any additional tax liabilities arising from audits for those periods.

The Acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and the financial statements of Appleton Papers Inc. (“API”) were adjusted on November 10, 2001 to reflect assets and liabilities at fair value.

Effective December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with an indefinite life will no longer be amortized; however, they must be tested for impairment annually. Amortization will continue to be recorded for other intangible assets with determinable lives. Of the $137.8 million of acquired intangible assets, $90.7 million was assigned to registered trademarks. Trademarks, related to carbonless paper, of approximately $60.0 million are being amortized over their useful life of 20 years, while the remaining $30.7 million are considered to have an indefinite life, and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 6 to 25 years and relate to patents of $40.0 million and customer relationships of $7.1 million, respectively. Amortization expense for the three months ended March 30, 2003 and March 31, 2002 approximated $2.3 million and $2.4 million, respectively. Intangible assets consist of the following (dollars in thousands):

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of March 30, 2003		As of December 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$60,000	$4,140	$60,000	$3,404
Patents	40,000	8,506	40,000	6,997
Customer relationships	7,050	427	7,050	351

Total	$107,050	$13,073	$107,050	$10,752

Unamortized intangible assets:
Trademarks	$30,718		$30,718

3.    RESTRUCTURING AND OTHER CHARGES

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

The table below summarizes the components of the restructuring reserve included on the Condensed Consolidated Balance Sheets at March 30, 2003 and December 28, 2002 (dollars in thousands):

	December 28, 2002 Reserve	2003 Reserve Additions	2003 Charges to Reserve	March 30, 2003 Reserve
Distribution center exit costs	$4,753	$—	$(146)	$4,607

The $0.1 million reduction to the reserve represents lease payments, net of sublease income, for the New York distribution center for the first three months of 2003. In 1999, the Company committed to exiting this distribution center in 2001 because it was no longer needed as a result of the closure of the Newton Falls mill and thus recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expires in 2007.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    INVENTORIES

Inventories consist of the following (dollars in thousands):

	March 30, 2003	December 28, 2002
Finished goods	$66,285	$61,685
Raw materials, work-in-process and supplies	57,683	56,898

Total cost	123,968	118,583
Excess cost over LIFO cost	(485)	(485)

	$123,483	$118,098

Stores and spare parts inventory balances of $21.1 million at March 30, 2003 and $21.3 million at December 28, 2002 are valued at average cost.

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	March 30, 2003	December 28, 2002
Land and improvements	$4,725	$4,725
Buildings and improvements	77,392	77,259
Machinery and equipment	448,844	447,745
Software	9,925	9,971
Capital lease	4,764	4,764
Construction in progress	28,454	22,633

	574,104	567,097
Accumulated depreciation	(78,008)	(63,009)

	$496,096	$504,088

Depreciation expense for the three months ended March 30, 2003 and March 31, 2002 approximated $15.1 million and $14.6 million, respectively. Depreciation expense of approximately $12.8 million and $12.7 million for the three months ended March 30, 2003 and March 31, 2002, respectively, related to manufacturing assets and was recorded within cost of sales. Depreciation expense of approximately $2.3 million and $1.9 million for the three months ended March 30, 2003 and March 31, 2002, respectively, related to corporate administrative assets and was recorded within selling, general and administrative expenses.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	March 30, 2003	December 28, 2002
Deferred debt expense	$8,521	$9,483
Other	3,162	3,421

	$11,683	$12,904

7.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (dollars in thousands):

	March 30, 2003	December 28, 2002
Payroll	$10,555	$10,912
Trade discounts	16,910	26,437
Workers’ compensation	5,076	5,129
Lower Fox River liability	6,354	6,144
Other	14,972	16,121

	$53,867	$64,743

8.    NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When the liability is recorded, the entity capitalizes the cost of the liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 was effective for the Company’s first quarter of fiscal 2003 and did not have any effect on its financial position or results of operations.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    GUARANTEES

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 28, 2002.

At March 30, 2003, the Company’s guarantees consisted of the potential repurchase obligation related to its redeemable common stock (see Note 11 “Employee Stock Ownership Plan”).

10.    COMMITMENTS AND CONTINGENCIES

Lower Fox River

Various state and federal government agencies and Native American tribes have asserted claims against API and other parties with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2001, the Wisconsin Department of Natural Resources (“DNR”) released a remedial investigation/feasibility study for the Lower Fox River, studying various remedial alternatives. Also in October 2001, the DNR and the United States Environmental Protection Agency (“EPA”) jointly issued, for public comment, a Proposed Remedial Action Plan (“PRAP”) for the Lower Fox River proposing a remedial plan based on one of the remedial alternatives evaluated in the feasibility study. The PRAP involved a combination of monitored natural recovery and dredging and off-site disposal of sediment contaminated with PCBs. On January 7, 2003, the DNR issued a Record of Decision (“ROD”), with which the EPA concurred, on the first two segments of the river which are largely upstream of the Appleton plant. The ROD provides for dredging in the first segment and monitored natural recovery in the second segment, as proposed in the PRAP; however, the ROD also provides that up to 25% of the remedy in the first segment may consist of capping if dredging proves not to be cost-effective and certain conditions are met. It is API’s position that neither API nor NCR has any responsibility or liability for PCB contamination in the first segment of the Lower Fox River. API believes that a ROD covering the third, fourth and fifth segments of the Lower Fox River (which includes Green Bay) will be issued prior to the third quarter of 2003 and will propose remedial actions substantially similar to those proposed in the PRAP.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2000, the U.S. Fish and Wildlife Service (“FWS”) released a proposed restoration and compensation determination plan presenting the federal and tribal natural resource trustees’ planned approach for restoring natural resources injured by PCBs and calculating the potential natural resource damages (“NRDs”) under different remedial action scenarios. The final NRD valuation will depend on the extent of PCB cleanup; however, the proposed plan estimates that NRDs will fall in the range of $176 to $333 million for all PRPs in the aggregate. The total costs estimated by the DNR, EPA and FWS for the proposed remediation and NRD discussed above range from $509 million to $666 million. Over the past several years and at various natural resource damage sites, the FWS and other government agencies have settled NRD claims for amounts substantially less than original estimates or claims. In June 2002, the state and federal trustees announced a proposed settlement of their NRD claims against Fort James Operating Company, a subsidiary of Georgia-Pacific Corporation (“Fort James”), the owner of one of the reprocessing mills. Under the settlement, Fort James would pay for or conduct restoration projects with a total cost of approximately $14 million. The proposed settlement has been challenged by an environmental group in a case pending before the U.S. District Court in Milwaukee. The trustees, API and NCR have expressed an interest in negotiating a similar NRD settlement for API and NCR, and preliminary discussions have begun. API anticipates the actual costs for the PRPs to settle NRD claims related to the Lower Fox River to be significantly less than the initial range of $176 to $333 million.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

API entered into a consent decree on December 10, 2001 with NCR, the DNR, the Wisconsin Department of Justice, the EPA, the FWS, the U.S. Department of Justice, the National Oceanic and Atmospheric Administration, and the Oneida and Menomonee Indian Tribes which are collectively referred to as the intergovernmental partners, or IGP. Pursuant to the consent decree, API and NCR will provide up to $41.5 million over a period of four years, to a maximum of $10.4 million per year, for interim restoration and remediation efforts directed by the IGP. API and NCR will each pay about half of this amount. Under the consent decree, the IGP agree not to sue or take administrative action against API and NCR during the four-year period. The consent decree does not constitute a final settlement with the IGP or provide protection against future claims against API and NCR; however, under the decree, API and NCR will receive full credit against remediation costs and NRD claims for all monies expended for restoration and remediation of the Lower Fox River during the interim period including pursuant to any claims that could be made as a result of the issuance of the ROD. API recorded a charge for its discounted share of the potential arrangement of $19.2 million during the first quarter of 2001. At March 30, 2003 this liability approximated $13.7 million.

A precise estimate of API’s ultimate share of remediation and natural resource damage liability cannot be made at this time due to uncertainties with respect to: the scope and cost of implementing the final remediation plan; the scope of restoration and final valuation of federal and state NRD assessments; the evolving nature of remediation and restoration technologies and governmental policies; and API’s share of remediation and NRD costs relative to the other PRPs. However, the issuance of the ROD greatly reduces the uncertainty about the remedy that will be selected for the remaining three segments of the Lower Fox River and provides API the ability to reasonably estimate its potential liability. Accordingly, API recorded an additional $80.8 million charge to its existing $13.7 million reserve in 2002. During the first quarter the reserve has been accreted by $1.7 million to a total of $96.2 million as of March 30, 2003, of which, $6.4 million is recorded in other accrued liabilities and $89.8 million is recorded as an environmental liability.

As part of the Acquisition, AWA agreed to indemnify the Company for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River (see Note 2 “Acquisition of Appleton Papers Inc.”). During 2002 the Company recorded an additional $59.8 million indemnification receivable from AWA. At March 30, 2003, the total indemnification receivable from AWA is $74.8 million, of which, $6.4 million is recorded in other current assets and $68.4 million is recorded as an environmental indemnification receivable. The $21.0 million difference between the additional reserve and the indemnification receivable, as recorded in 2002, represents the discounted share of Lower Fox River costs for which the Company is responsible. These costs were charged against earnings in 2002. This discounted share was calculated using a discount rate of 6.0%, which represents the Company’s estimate of fair market interest rate at which this liability could be settled in an arm’s length transaction. This $21.0 million amount will accrete to $25.0 million by the end of 2005.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

API used the estimates described below, including the most recent government agency estimates, in evaluating its Lower Fox River environmental liability: (1) total costs for remediation of $400 million, based on the DNR’s estimate of $333 million in total costs for remediation, plus a 20% contingency; (2) the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than the Company’s estimate (The Company assumes that API and NCR are primarily responsible for only the discharges from the Appleton and Combined Locks facilities and not for other discharges.); (3) costs to settle NRD claims against API and NCR, estimated at $20 million or less, based on the IGP’s $14 million settlement of NRD claims against Fort James; (4) API’s responsibility for about half of the claims asserted against API and NCR, based on the interim settlement agreement with NCR, the terms of which are confidential; and (5) $20 million in fees and expenses. Because of the numerous uncertainties underlying these estimates, it is possible that API’s share of costs will be higher.

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

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, API believes that it could be necessary to undertake remedial action in the future, although API is currently under no obligation to do so. API has not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. Remedial action to address PCB contamination in the area of the wastewater impoundments is expected to involve construction of a cap to prevent exposure to PCBs. In addition, remedial action could involve long-term monitoring of groundwater or the construction and operation of a groundwater pump-and-treat system to prevent migration of PCB contamination in groundwater, and the removal and disposal of PCB-contaminated sediment in the Great Miami River. The cost for remedial action—including installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River—is estimated to range up to approximately $10.5 million, with approximately $3 million in short-term capital costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    EMPLOYEE STOCK OWNERSHIP PLAN

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

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal, or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. In general, all requests for lump sum distributions in any plan year will be granted to the extent that the aggregate amount requested does not exceed the amount of new deferrals to the Company Stock Fund, less any distributions that must be made in accordance with the statutory requirements and installment distributions the KSOP is obligated to make under prior year distribution elections. Covenants in the agreements providing for the senior credit facility and the senior subordinated notes restrict API’s ability to pay dividends to PDC which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may supersede the terms of the respective agreements. If lump sum distributions cannot be made, distributions to former participants will be made in up to five equal annual installments.

Based upon management’s assumptions related to participant death, retirement, diversification requests, employment termination and changes in share value, the Company estimates that the potential repurchase obligations over the next five years may approximate $68 million. The assumptions used by management to estimate the potential repurchase obligation change from year to year and actual amounts may differ from these estimates. The Company anticipates that a portion of these estimated disbursements will be funded from payroll deferrals from employees who elect to purchase stock through the Company Stock Fund, which are estimated to approximate $40 million over the next five years. The estimated net repurchase obligations of approximately $28 million are anticipated to be disbursed in annual payments increasing from $1 million to $17 million over the five-year period.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s matching contributions charged to expense amounted to $2.4 million and $1.8 million for the three months ended March 30, 2003 and March 31, 2002, respectively, all of which will be deposited into the Company Stock Fund. In the first quarter of 2003, the ESOP trustee purchased 221,729 shares of PDC redeemable common stock for an aggregate price of $4.2 million from pre-tax deferrals, rollovers and loan payments made by employees, as well as interest received by the trust, during the second half of fiscal 2002, while the Company’s matching deferrals over this same period resulted in an additional 202,889 shares of redeemable common stock being issued.

In accordance with EITF Topic D-98, redeemable equity securities are required to be accreted (i.e., increased) so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of March 30, 2003. The earliest redemption date occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. The Company accreted the redeemable common stock by $2.4 million for the three months ended March 30, 2003. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption amount of approximately $274 million was determined. The redeemable common stock value as of March 30, 2003 was $144 million, which leaves a remaining unrecognized accretion amount of approximately $130 million. The fair value of the redeemable common stock is determined by an independent, third party appraiser selected by the ESOP Trustee as required by law and the ESOP. Such valuations are made as of June 30 and December 31. The fair value of the stock is estimated by management as of March 31 and September 30. Because the calculations of the third party appraiser are not shared with management, these interim estimates may differ from the values determined by the appraiser as of June 30 and December 31. Adjustments (if any) will be recorded as of, and for the three-month period ended June 30 and December 31. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	March 30, 2003	December 28, 2002
Senior secured variable rate note payable, LIBOR plus 2.5%, $4,144 due quarterly ending November 8, 2005	$45,587	$57,550
Senior secured variable rate note payable, LIBOR plus 3.25%, $227 due quarterly with $77,412 due November 8, 2006	87,178	93,792

	132,765	151,342
Less obligations due within one year	(28,896)	(42,419)

	103,869	108,923
Unsecured variable rate industrial development bonds, 1.4% average interest rate at March 30, 2003, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
Senior subordinated notes payable, 12.5%, due December 15, 2008	199,958	199,958
Deferred payment obligation, due May 8, 2010, 10% per annum compounded semi-annually to the date of repayment	160,362	156,409

On November 9, 2001, API entered into a $340 million Senior Credit Facility. The Senior Credit Facility was comprised of the following: a four-year credit facility of up to $75 million for revolving loans, including letters of credit; a four-year senior secured note of $115 million; and a five-year senior secured note of $150 million. The Senior Credit Facility is unconditionally, jointly and severally guaranteed by PDC and WTA Inc., a wholly owned subsidiary of API (see Note 14 “Guarantor Financial Information”).

The interest rate payable under the revolving credit facility and $115 million senior secured note were subject to adjustments after six months based on the achievement of certain financial tests. Borrowings under the revolving credit facility and the $115 million senior secured note bore interest at LIBOR plus 2.5% per annum through April 1, 2003. On April 2, 2003, the Company’s defined leverage ratio was calculated at less than 2.5 to 1.00 but greater than or equal to 2.00 to 1.00, and as a result, the interest rate was increased to LIBOR plus 3.0%.

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

The LIBOR rate on March 30, 2003 was 1.3%.

During the first three months of 2003, the Company made mandatory debt repayments of $18.6 million, plus interest, on its outstanding senior secured variable rate notes.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 18, 2003, an amendment to the Senior Credit Facility was approved by a majority of the lenders, which will allow API to make acquisitions of $150 million in total over the life of the term loans, with no single acquisition totaling more than $60 million. In addition, the amendment also increased the revolving line of credit from $75 million to $100 million and will allow API to repurchase and retire an additional $50 million of aggregate principal amount of its 12.5% Series B Senior Subordinated Notes due 2008.

13.    SUBSEQUENT EVENT

On April 30, 2003, the Company acquired two privately-held Wisconsin-based companies, C&H Packaging Company, Inc. (“C&H Packaging”) and American Plastics Company, Inc. (“American Plastics”). C&H Packaging prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial product industries. American Plastics produces high-quality, custom multilayered films and commercial packaging. American Plastics’ knowledge of films and barrier technology and C&H Packaging’s portfolio of products will complement the Company’s expertise in coating and microencapsulation. The purchase price for these acquisitions was approximately $50 million, and was financed with cash from operations supplemented with borrowings under the revolving credit portion of the Company’s Senior Credit Facility. The purchase price included acquired debt of approximately $15 million. Of this amount, $10 million was retired at closing and the Company has placed in escrow the funds necessary to retire the remaining $5 million balance prior to the end of the second quarter of 2003.

14.    SEGMENT INFORMATION

In the fourth quarter of 2002, the Company redefined the structure of its internal organization, which has resulted in a change in the composition of its reportable segments. All prior year information has been restated to conform to the current presentation.

The Company has three operating segments: coated solutions, technical products and security papers. Based upon quantitative thresholds, coated solutions and technical products constitute the Company’s reportable segments. The accounting policies applicable to all segments are the same as those described in the summary of significant accounting policies. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are business development costs, interest income, interest expense and foreign currency gains and losses.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The coated solutions segment contains the Company’s carbonless, specialty papers and digital printing paper products and toll coating services. Carbonless paper, the most significant product within the coated solutions segment, is used in multipart forms such as invoices, insurance claim forms, medical claim forms and credit card receipts. Carbonless paper is used in a diverse group of end markets, including government, retail, financial, insurance and manufacturing. The Company supplies coated solutions products to merchants, printers and paper converters primarily in North America.

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

The Company does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization as determined by the Company for its reportable segments are as follows (dollars in thousands):

	For the Three Months Ended March 30, 2003	For the Three Months Ended March 31, 2002
Net sales
Coated solutions	$156,304	$175,811
Technical products	40,495	41,215
Other (1)	7,439	7,550

Total	$204,238	$224,576

Operating income
Coated solutions	$22,416	$28,802
Technical products	831	1,140
Other (1)	179	1,208
Business development costs	(2,318)	(1,664)

Total	$21,108	$29,486

Depreciation and amortization
Coated solutions	$13,684	$13,688
Technical products	2,907	2,653
Other (1)	781	502
Business development costs	26	155

Total	$17,398	$16,998

(1)	Other consists primarily of security papers.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    GUARANTOR FINANCIAL INFORMATION

API (the “Issuer”) has issued senior subordinated notes (the “Notes”) which have been guaranteed by PDC (the “Parent Guarantor”) and WTA Inc., a wholly owned subsidiary of API (the “Subsidiary Guarantor”). These guarantees are full, unconditional and joint and several.

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantor and its wholly owned foreign subsidiary (the “Non-Guarantor Subsidiary”) as of March 30, 2003 and December 28, 2002 and for the three months ended March 30, 2003 and March 31, 2002. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 30, 2003

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$—	$18,027	$21	$1,607	$—	$19,655
Accounts receivable, net	—	91,381	—	5,678	—	97,059
Inventories	—	120,809	—	2,674	—	123,483
Other current assets	6,355	7,209	—	207	—	13,771

Total current assets	6,355	237,426	21	10,166	—	253,968
Property, plant and equipment, net	—	496,076	—	20	—	496,096
Investment in subsidiary	301,267	245,544	—	—	(546,811)	—
Other assets	68,481	104,838	31,494	34	—	204,847

Total assets	$376,103	$1,083,884	$31,515	$10,220	$(546,811)	$954,911

LIABILITIES, REDEEMABLE COMMON STOCK, RETAINED EARNINGS (ACCUMULATED DEFICIT) AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$28,896	$—	$—	$—	$28,896
Accounts payable	—	43,256	—	122	—	43,378
Due to (from) parent and affiliated companies	69,304	135,567	(206,596)	1,725	—	—
Other accrued liabilities	—	65,507	—	1,235	—	66,742

Total current liabilities	69,304	273,226	(206,596)	3,082	—	139,016
Long-term debt	—	312,477	—	—	—	312,477
Capital lease obligation	—	3,827	—	—	—	3,827
Other long-term liabilities	—	193,087	—	(295)	—	192,792
Deferred payment obligation	160,362	—	—	—	—	160,362
Redeemable common stock, retained earnings (accumulated deficit) and accumulated other comprehensive loss	146,437	301,267	238,111	7,433	(546,811)	146,437

Total liabilities, redeemable common stock, retained earnings (accumulated deficit) and accumulated other comprehensive loss	$376,103	$1,083,884	$31,515	$10,220	$(546,811)	$954,911

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 30, 2003

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$203,085	$—	$14,749	$(13,596)	$204,238
Cost of sales	—	145,197	—	13,534	(13,951)	144,780

Gross profit	—	57,888	—	1,215	355	59,458
Selling, general and administrative	—	35,808	1,509	622	411	38,350

Operating income (loss)	—	22,080	(1,509)	593	(56)	21,108
Interest expense	3,954	13,664	—	—	(4,068)	13,550
Interest income	(111)	(78)	(3,957)	(5)	4,068	(83)
Intercompany royalty expense (income)	—	2,949	(2,949)	—	—	—
Income in equity investment	(11,614)	(6,162)	—	—	17,776	—
Other loss (income)	—	2	—	(534)	311	(221)

Income before income taxes	7,771	11,705	5,397	1,132	(18,143)	7,862
Provision for income taxes	—	91	—	—	—	91

Net income	$7,771	$11,614	$5,397	$1,132	$(18,143)	$7,771

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$224,470	$—	$12,141	$(12,035)	$224,576
Cost of sales	—	155,252	—	12,571	(12,586)	155,237

Gross profit (loss)	—	69,218	—	(430)	551	69,339
Selling, general and administrative	13	37,194	1,612	607	427	39,853

Operating (loss) income	(13)	32,024	(1,612)	(1,037)	124	29,486
Interest expense	12,297	17,428	—	—	(10,352)	19,373
Interest income	—	(9,367)	(1,353)	(4)	10,352	(372)
Intercompany royalty expense (income)	—	3,245	(3,245)	—	—	—
Income in equity investment	(22,796)	(2,156)	—	—	24,952	—
Other income	—	(1)	—	(79)	—	(80)

Income (loss) before income taxes	10,486	22,875	2,986	(954)	(24,828)	10,565
Provision for income taxes	—	79	—	—	—	79

Net income (loss)	$10,486	$22,796	$2,986	$(954)	$(24,828)	$10,486

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 30, 2003

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$7,771	$11,614	$5,397	$1,132	$(18,143)	$7,771
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	—	15,886	1,509	3	—	17,398
Other	3,953	3,859	—	(534)	—	7,278
Change in assets and liabilities, net	(9,168)	(24,658)	—	(549)	18,143	(16,232)

Net cash provided by operating activities	2,556	6,701	6,906	52	—	16,215
Cash flows from investing activities:
Proceeds from sale of equipment	—	—	—	—	—	—
Additions to property, plant and equipment	—	(7,230)	—	—	—	(7,230)

Net cash (used by) investing activities	—	(7,230)	—	—	—	(7,230)
Cash flows from financing activities:
Payments of long-term debt	—	(18,577)	—	—	—	(18,577)
Payments relating to capital lease obligation	—	(168)	—	—	—	(168)
Due to parent and affiliated companies, net	(6,763)	12,962	(6,908)	709	—	—
Proceeds from issuance of common stock	4,207	—	—	—	—	4,207
Cash overdraft	—	818	—	—	—	818

Net cash (used by) provided by financing activities	(2,556)	(4,965)	(6,908)	709	—	(13,720)
Change in cash and cash equivalents	—	(5,494)	(2)	761	—	(4,735)
Cash and cash equivalents at beginning of period	—	23,521	23	846	—	24,390

Cash and cash equivalents at end of period	$—	$18,027	$21	$1,607	$—	$19,655

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$10,486	$22,796	$2,986	$(954)	$(24,828)	$10,486
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	—	15,454	1,538	6	—	16,998
Other	3,535	5,369	—	(79)	—	8,825
Change in assets and liabilities, net	(19,809)	(3,337)	—	990	18,598	(3,558)

Net cash (used by) provided by operating activities	(5,788)	40,282	4,524	(37)	(6,230)	32,751
Cash flows from investing activities:
Proceeds from sale of equipment	—	9	—	—	—	9
Additions to property, plant and equipment	—	(5,657)	—	—	—	(5,657)

Net cash (used by) investing activities	—	(5,648)	—	—	—	(5,648)
Cash flows from financing activities:
Payments of long-term debt	—	(41,983)	—	—	—	(41,983)
Payments relating to capital lease obligation	—	(168)	—	—	—	(168)
Due to parent and affiliated companies, net	4,627	(6,216)	1,703	(114)	—	—
Proceeds from issuance of common stock	1,161	—	—	—	—	1,161
Cash overdraft	—	888	—	—	—	888
Intercompany dividend	—	—	(6,230)	—	6,230	—

Net cash provided by (used by) financing activities	5,788	(47,479)	(4,527)	(114)	6,230	(40,102)
Change in cash and cash equivalents	—	(12,845)	(3)	(151)	—	(12,999)
Cash and cash equivalents at beginning of period	—	34,123	36	1,543	—	35,702

Cash and cash equivalents at end of period	$—	$21,278	$33	$1,392	$—	$22,703

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Results of Operations for the Three-Month Periods Ended March 30, 2003 and March 31, 2002

Net Sales. Net sales for the three months ended March 30, 2003 were $204.2 million, a decrease of $20.3 million, or 9.1%, compared to the prior year period. Coated solutions net sales were $156.3 million, a decrease of $19.5 million, or 11.1%, compared to the prior year period due primarily to a carbonless volume reduction of 10%. Technical products net sales decreased $0.7 million, or 1.7%, compared to the prior year period as volume increases of 5% for the first quarter of fiscal 2003 were more than offset by a continuing competitive pricing environment for most major product categories.

Gross Profit. Gross profit was $59.5 million for the first quarter of fiscal 2003, a decrease of $9.9 million, or 14.3%, compared to the prior year period. The decrease was due primarily to the carbonless volume decline. Gross profit margin was 29.1% for the first quarter of fiscal 2003 as compared to 30.9% for the first quarter of fiscal 2002. The decrease in gross profit margin was largely driven by increases in utility costs at our manufacturing sites and increased raw material costs for pulp and wastepaper.

Selling, General and Administrative. Selling, general and administrative expenses for the first quarter of fiscal 2003 were $38.4 million, a decrease of $1.5 million, or 3.8%, compared to the prior year period. Costs related to long-term management incentive plans based on the performance of Appleton Papers and changes in the value of Paperweight Development redeemable common stock were $1.0 million lower for the first quarter of fiscal 2003 as compared to the prior year period based upon management’s estimated redeemable common stock share value. Bad debt expense for the first quarter of fiscal 2003 was $0.4 million lower than the prior year period primarily due to additional reserves for potential credit exposures from Argentinean customers that were established during the first quarter of fiscal 2002. Distribution costs for the first quarter of fiscal 2003 decreased by $0.8 million, or 5.4%, compared to the prior year period due to reduced carbonless volumes. Information systems expenses increased by $0.8 million in the first quarter of fiscal 2003 due to additional costs (including depreciation expense, computer rent and maintenance service contracts) associated with the installation of Project Venture, our new enterprise resource planning platform.

Operating Income. Operating income for the first quarter of fiscal 2003 was $21.1 million, a decrease of $8.4 million, or 28.4%, compared to the prior year period. Operating income as a percentage of net sales for the first quarter of fiscal 2003 was 10.3% as compared to 13.1% of net sales for the prior year period. Coated solutions operating income for the first quarter of fiscal 2003 decreased $6.4 million compared to the prior year period primarily due to the decline in carbonless volume as well as increases in raw material and utility costs in the first quarter of 2003. Technical products operating income for the first quarter of fiscal 2003 decreased $0.3 million compared to the prior year period. Favorable impacts on technical products operating income from increased sales volume and manufacturing cost reduction efforts were more than offset by continuing pricing pressures in most major product categories. Operating expense related to business development costs for the first quarter of fiscal 2003 increased by $0.7 million as compared to the prior year period due to increased costs associated with our new business development and acquisition efforts. Our other segment, consisting primarily of our security papers business, experienced a decrease in operating income of $1.0 million as compared to the prior year period due primarily to an increase in raw material costs and an increase in selling, general and administrative costs related to developing and marketing products to new and existing customers.

Interest expense. Interest expense for the first quarter of fiscal 2003 was $13.6 million, a decrease of $5.8 million compared to the prior year period due to the significant amount of debt repayments made during fiscal 2002. Debt repayments on the Senior Credit Facility during fiscal 2002 amounted to $113.7 million ($78.6 million during the first half and $35.1 million during the second half) and $50.0 million of the Series B Senior Subordinated Notes were purchased and retired during the second half of fiscal 2002, which resulted in lower interest expense during the first quarter of fiscal 2003.

Interest Income. Interest income for the first quarter of fiscal 2003 was $0.1 million, a decrease of $0.3 million compared to the prior year period. The decrease was due to lower interest rates earned on short-term investments and lower short-term investment balances maintained during the first quarter of fiscal 2003 as compared to the prior year period.

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

Net income. Net income for the first quarter of fiscal 2003 was $7.8 million compared to $10.5 million for the prior year period, a decrease of $2.7 million, resulting primarily from a reduction in operating income partially offset by a decrease in interest expense.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities for the first quarter of fiscal 2003 was $16.2 million. We made $2.4 million in non-cash employer matching contributions to the KSOP during the first quarter of fiscal 2003. An increase in working capital for the first quarter of fiscal 2003 decreased operating cash flows by $16.5 million. Inventories increased by $5.4 million due to planned efforts to allow for additional product development trial work during the second and third quarters of fiscal 2003. Receivables increased by $3.5 million with no significant changes in customer payment patterns experienced during the first quarter of fiscal 2003. Accounts payable and other accrued liabilities decreased by $6.7 million, with customer rebate payments made in the first quarter of fiscal 2003 related to fiscal 2002 purchases accounting for a significant portion of this change.

Net cash provided by operating activities for the first quarter of fiscal 2002 was $32.8 million. We made $1.8 million in non-cash employer matching contributions to the KSOP during the first quarter of fiscal 2002. An increase in working capital for the first quarter of fiscal 2002 decreased operating cash flows by $4.5 million. Accounts receivable increased by $4.2 million with no significant changes in customer payment patterns experienced during the first quarter of fiscal 2002. Inventories decreased $5.3 million primarily as a result of management initiatives. Accounts payable and other accrued liabilities decreased $3.7 million.

Cash Flows from Investing Activities. Net cash used by investing activities was $7.2 million for the first quarter of fiscal 2003. Of this amount, $5.7 million was expended on capital projects approved prior to the end of fiscal 2002. The remaining $1.5 million was expended on capital projects approved in fiscal 2003.

Net cash used by investing activities was $5.7 million for the first quarter of fiscal 2002. Of this amount, $4.1 million was expended on capital projects approved prior to the end of fiscal 2001. The remaining $1.6 million was expended on capital projects approved in fiscal 2002.

Cash Flows from Financing Activities. On November 9, 2001, we entered into a $340 million Senior Credit Facility. The Senior Credit Facility was comprised of the following: a four-year credit facility of up to $75 million for revolving loans, including letters of credit; a four-year senior secured note of $115 million; and a five-year senior secured note of $150 million. The Senior Credit Facility is unconditionally, jointly and severally guaranteed by Paperweight Development and WTA Inc., one of our wholly owned subsidiaries.

Borrowings under the revolving credit facility and the $115 million term loan bore interest at LIBOR plus 3.5% through May 8, 2002. On May 9, 2002, our defined leverage ratio was calculated at less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00, and as a result, the interest rate was reduced to LIBOR plus 3.0%. On November 18, 2002, our defined leverage ratio was calculated at less than 2.00 to 1.00 but greater than or equal to 1.50 to 1.00 and as a result, the interest rate was reduced to LIBOR plus 2.5%. On April 2, 2003, our defined leverage ratio was calculated at less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00, and as a result, the interest rate was increased to LIBOR plus 3.0%.

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

The Series B notes are unsecured obligations of Appleton, ranking subordinate in right of payment to all of our senior debt and are unconditionally, jointly and severally guaranteed by Paperweight Development and WTA Inc. Interest on the notes is payable semi-annually in June and December of each year. Prior to December 15, 2004, and after 100% application toward repayment of the Senior Credit Facility, we may use proceeds of certain sales of our equity to redeem up to 35% of the original principal amount of the notes at a redemption price of 112.5% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date.

Except as described in the preceding paragraph, the notes will not be redeemable at our option prior to December 15, 2005. On or after December 15, 2005, we may redeem during the twelve-month period beginning on December 15 of the applicable year all or part of the notes at the redemption price of 106.25% in 2005, 103.125% in 2006, and 100% in 2007 and thereafter, plus accrued and unpaid interest and liquidated damages, if any.

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

The Senior Credit Facility and notes also contain covenants, which, among other things, restrict our ability and the ability of our other guarantors of the Senior Credit Facility and notes to incur liens, engage in transactions with affiliates, incur additional indebtedness, declare dividends or redeem or repurchase capital stock, make loans and investments, engage in mergers, acquisitions, consolidations and asset sales, acquire assets, stock or debt securities of any person, make capital expenditures, terminate the S corporation status of Paperweight Development or the qualified subchapter S subsidiary status of its subsidiaries eligible to elect such status, amend our debt instruments and amend other agreements related to the acquisition.

On April 18, 2003, an amendment to the Senior Credit Facility was approved by a majority of the lenders, which will allow Appleton to make acquisitions of $150 million in total over the life of the term loans, with no single acquisition totaling more than $60 million. In addition, the amendment also increased the revolving line of credit from $75 million to $100 million and will allow us to repurchase and retire an additional $50.0 million of aggregate principal amount of our 12.5% Series B Senior Subordinated Notes due 2008.

Net cash used by financing activities was $13.7 million for the first quarter of fiscal 2003. We used cash generated by operations to make mandatory repayments of $18.6 million on our term loans. During the first quarter of fiscal 2003, we received net proceeds of $4.2 million from the sales of shares of Paperweight Development redeemable common stock. The ESOP trustee purchased these shares at $18.58 per share with pre-tax deferrals made by employees from July 1, 2002 through December 28, 2002.

Net cash used by financing activities was $40.1 million for the first quarter of fiscal 2002. We used cash generated by operations to repay $42.0 million of the term loans. Of this amount, $7.0 million was for mandatory principal repayments, while the remaining $35.0 million represented voluntary principal repayments. During the first quarter of fiscal 2002, we received proceeds of $1.2 million from the sale of shares of Paperweight Development redeemable common stock. The ESOP trustee purchased these shares at $10.00 per share with pre-tax deferrals made by employees from November 10, 2001 through December 29, 2001.

Subsequent Event

On April 30, 2003, we acquired two privately-held Wisconsin-based companies, C&H Packaging Company, Inc. (“C&H Packaging”) and American Plastics Company, Inc. (“American Plastics”). C&H Packaging prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial product industries. American Plastics produces high-quality, custom multilayered films and commercial packaging. American Plastics’ knowledge of films and barrier technology and C&H Packaging’s portfolio of products will complement our expertise in coating and microencapsulation. The purchase price for these acquisitions was approximately $50 million, and was financed with cash from operations supplemented with borrowings under the revolving credit portion of our Senior Credit Facility. The purchase price included acquired debt of approximately $15 million. Of this amount, $10 million was retired at closing and we placed in escrow the funds necessary to retire the remaining $5 million balance prior to the end of the second quarter of 2003.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When the liability is recorded, the entity capitalizes the cost of the liability by increasing the carrying amount of the related long- lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 was effective for us in the first quarter of fiscal 2003 and did not have any effect on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 28, 2002.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

For information regarding our quantitative and qualitative disclosures about market risk, see our Annual Report on Form 10-K dated March 18, 2003 (Reg. No. 333-82084).

Appleton is exposed to market risk from changes in foreign exchange rates. To reduce such risks, Appleton selectively uses financial instruments and other pro-active management techniques. All hedging transactions are authorized and executed pursuant to policies which prohibit the use of financial instruments for trading or speculative purposes.

Currency risk—Appleton has exposure to foreign currency exchange fluctuations. Approximately 5 percent of revenues are denominated in Canadian dollars. Forward foreign exchange contracts are used to hedge the currency fluctuations on transactions denominated in Canadian currency.

Derivative Financial Instruments—Appleton has established practices that place all financial instruments under the direction of our corporate treasury function and restrict derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is prohibited. Appleton uses financial instruments to manage the market risk from changes in foreign exchange rates.

Appleton primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional-currency-denominated receivables. These contracts are highly effective in hedging the fluctuations in cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded as part of our net sales in the Consolidated Statement of Operations. The primary currency to which Appleton is exposed is the Canadian dollar. At March 30, 2003, Appleton had net outstanding forward exchange contracts to sell Canadian dollars in the value of $25.3 million with a weighted average maturity of approximately 92 days. The fair value (loss) on the Company’s contracts was approximately ($0.8) million at March 30, 2003.

Item 4—Controls and Procedures

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address our strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that the Company anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside of the Company’s control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K dated March 18, 2003, which factors are incorporated herein by reference. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K

(a) Exhibits

10.3.2

Third Amendment to the Credit Agreement, dated as of April 18, 2003, among Paperweight Development Corp., Appleton Papers Inc., as Borrower, the several lenders from time to time parties thereto, Bear, Stearns & Co. as sole lead arranger, Bear Stearns Corporate Lending Inc., as syndication agent, U.S. Bank, N.A. and LaSalle Bank National Association, as documentation agents, M&I Marshall & Ilsley Bank, as managing agent, Associated Bank, N.A., as co-agent, and Toronto Dominion (Texas), Inc., as administrative agent.

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

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC. (Registrant)

/S/ DALE E. PARKER
Dale E. Parker Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

Date: May 12, 2003

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

Date: May 12, 2003

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

Date: May 12, 2003

/S/ DALE E. PARKER
Dale E. Parker Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: May 12, 2003	/S/ DALE E. PARKER
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

Date: May 12, 2003

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

Date: May 12, 2003

/S/ DALE E. PARKER
Dale E. Parker Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WTA INC. (Registrant)

Date: May 12, 2003	/S/ DALE E. PARKER
Dale E. Parker
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

Date: May 12, 2003

/S/ DALE E. PARKER
Dale E. Parker President (Principal Executive Officer and Principal Financial Officer)