Form 10-Q
period 2003-09-28
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP; WTA INC
filed 2003-11-07
CIK 1144326, 1166365, 1166399

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 28, 2003

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

As of November 7, 2003, 100 shares of Appleton Papers Inc. common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. As of November 7, 2003, each of the additional registrants had the number of shares outstanding which is shown in the table below. There is no trading market for the common stock of the additional registrants. No shares of the registrant or the additional registrants were held by non-affiliates.

Appleton Papers Inc. and WTA Inc. meet the conditions set forth in General Instruction H(1)(a) and (b) and are therefore filing this form with the reduced disclosure format.

ADDITIONAL REGISTRANTS

Exact name of Registrant as specified in its charter	State or other jurisdiction of incorporation or organization	Number of Shares Outstanding as of November 7, 2003	I.R.S. Employer Identification Number	Address, including zip code, and telephone number, including area code, of Registrant’s principal executive office	Registration No.
Paperweight Development Corp.	Wisconsin	12,186,872	39-2014992	825 East Wisconsin Avenue, Appleton, Wisconsin 54912-0359 (920) 734-9841	333-82084-01

WTA Inc.	Delaware	1	51-0329653	c/o Delaware Corporate Management, Inc. Suite 1300 1105 North Market Street Wilmington, Delaware 19899 (302) 651-8339	333-82084-02

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 28, 2003	December 28, 2002
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,417	$24,390
Accounts receivable, less allowance for doubtful accounts of $2,299 and $1,428, respectively	111,767	93,377
Inventories	130,057	118,098
Other current assets	13,979	12,933

Total current assets	276,220	248,798

Property, plant and equipment, net	487,105	504,088
Goodwill	23,735	—
Intangible assets, net	125,021	127,016
Environmental indemnification receivable	81,878	67,356
Other assets	10,742	12,904

Total assets	$1,004,701	$960,162

LIABILITIES, REDEEMABLE COMMON STOCK, RETAINED EARNINGS (ACCUMULATED DEFICIT) AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$22,542	$42,419
Accounts payable	48,859	45,419
Accrued interest expense	8,130	1,758
Restructuring reserve	4,538	4,753
Other accrued liabilities	57,609	64,743

Total current liabilities	141,678	159,092

Senior secured notes payable	95,557	108,923
Revolving line of credit	22,000	—
Variable rate industrial development bonds	8,650	8,650
Capital lease obligation	3,632	3,923
Postretirement benefits other than pension	59,180	58,262
Accrued income taxes	19,491	24,548
Accrued pension	12,349	10,959
Environmental liability	103,835	88,373
Other long-term liabilities	8,966	9,548
Senior subordinated notes payable	199,958	199,958
Deferred payment obligation	168,321	156,409
Commitments and contingencies (Note 11)	—	—
Redeemable common stock, $0.01 par value shares authorized: 30,000,000 shares issued and outstanding: 12,187,069 and 11,587,204, respectively	160,466	133,581
Retained earnings (accumulated deficit)	2,141	(541)
Accumulated other comprehensive loss	(1,523)	(1,523)

Total liabilities, redeemable common stock, retained earnings (accumulated deficit) and accumulated other comprehensive loss	$1,004,701	$960,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three Months Ended September 28, 2003	Three Months Ended September 29, 2002	Nine Months Ended September 28, 2003	Nine Months Ended September 29, 2002
Net sales	$217,783	$229,030	$632,670	$682,304

Cost of sales	157,722	158,314	459,771	477,706

Gross profit	60,061	70,716	172,899	204,598

Selling, general and administrative expenses	37,775	37,699	115,548	117,882

Operating income	22,286	33,017	57,351	86,716

Other expense (income)
Interest expense	13,317	15,844	40,157	53,616
Debt extinguishment expenses	—	—	—	11,754
Interest income	(66)	(316)	(253)	(881)
Foreign exchange loss (gain)	5	383	(790)	(46)

Income before income taxes	9,030	17,106	18,237	22,273

(Benefit) provision for income taxes	(36)	128	515	167

Net income	$9,066	$16,978	$17,722	$22,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

(unaudited)

(dollars in thousands)

	September 28, 2003	September 29, 2002
Cash flows from operating activities:
Net income	$17,722	$22,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,378	44,135
Amortization of intangible assets	7,078	7,097
Amortization of financing fees	2,613	9,028
Employer 401(k) noncash matching contributions	6,042	5,789
Foreign exchange gain	(790)	(46)
Loss on disposals of equipment	631	1,198
Debt extinguishment expenses	—	11,754
Accretion of deferred payment and capital lease obligations	12,124	11,022
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(13,433)	(9,700)
Inventories	(2,847)	18,732
Other current assets	(1,106)	(2,107)
Accounts payable and other accrued liabilities	1,784	5,339
Restructuring reserve	(215)	(587)
Accrued income taxes	43	16,953
Accrued pension	1,390	(7,478)
Other, net	956	(1,498)

Net cash provided by operating activities	77,370	131,737

Cash flows from investing activities:
Proceeds from sale of equipment	2	15
Additions to property, plant and equipment	(20,796)	(22,349)
Acquisition of businesses, net of cash acquired	(50,591)	—

Net cash used by investing activities	(71,385)	(22,334)

Cash flows from financing activities:
Payments of senior secured notes payable	(33,243)	(108,603)
Payments of senior subordinated notes payable	—	(24,932)
Payments relating to capital lease obligation	(503)	(503)
Proceeds from revolving line of credit	60,000	—
Payments of revolving line of credit	(38,000)	—
Proceeds from issuance of redeemable common stock	9,297	6,161
Payments to redeem common stock	(5,203)	(176)
(Decrease)/increase in cash overdraft	(2,306)	2,173

Net cash used by financing activities	(9,958)	(125,880)

Change in cash and cash equivalents	(3,973)	(16,477)
Cash and cash equivalents at beginning of period	24,390	35,702

Cash and cash equivalents at end of period	$20,417	$19,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK, (ACCUMULATED DEFICIT)

RETAINED EARNINGS, ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED

(unaudited)

(dollars in thousands, except share data)

	Redeemable Common Stock		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income
	Shares Outstanding	Amount
Balance, December 28, 2002	11,587,204	$133,581	$(541)	$(1,523)

Comprehensive income:
Net income	—	—	17,722	—	$17,722

Total comprehensive income					$17,722

Issuance of redeemable common stock	837,204	17,048	—	—
Redemption of redeemable common stock	(237,339)	(5,203)	—	—
Accretion of redeemable common stock	—	15,040	(15,040)	—

Balance, September 28, 2003	12,187,069	$160,466	$2,141	$(1,523)

Balance, December 29, 2001	10,684,373	$104,663	$7,616	$—

Comprehensive income:
Net income	—	—	22,106	—	$22,106

Total comprehensive income					$22,106

Issuance of redeemable common stock	932,094	11,225	—	—
Redemption of redeemable common stock	(13,714)	(176)	—	—
Accretion of redeemable common stock	—	18,108	(18,108)	—

Balance, September 29, 2002	11,602,753	$133,820	$11,614	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three and nine months ended September 28, 2003 and September 29, 2002, cash flows for the nine months ended September 28, 2003 and September 29, 2002 and financial position at September 28, 2003 have been made. All adjustments made were of a normal recurring nature.

These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto of Paperweight Development Corp. (“PDC” or the “Company”) and subsidiaries for each of the three years in the period ended December 28, 2002 as audited by PricewaterhouseCoopers LLP, which are included in the Form 10-K dated March 18, 2003. The consolidated balance sheet data as of December 28, 2002 contained within these condensed financial statements was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Appleton Papers Inc. (“API”) is a wholly owned subsidiary of PDC (see Note 2 “Acquisition of Businesses).

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

2. ACQUISITION OF BUSINESSES

On April 30, 2003, the Company acquired all of the outstanding common shares of two privately-held Wisconsin-based companies, C&H Packaging Company, Inc. (“C&H Packaging”) and American Plastics Company, Inc. (“American Plastics”), which includes American Real Estate Corporation (a real estate holding company for the real estate assets of American Plastics). C&H Packaging and American Plastics have been included in the Company’s consolidated financial statements from the date of acquisition. C&H Packaging prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial product industries. American Plastics produces high-quality, custom multilayered films and commercial packaging. American Plastics’ knowledge of films and barrier technology and C&H Packaging’s portfolio of products complement the Company’s expertise in coating and microencapsulation. The purchase price for these acquisitions approximated $50.6 million and was financed with cash from operations and borrowings under the revolving credit portion of the Company’s Senior Credit Facility. The Company obtained independent appraisals to allocate the purchase price to the acquired net assets. As of September 28, 2003, goodwill of approximately $23.7 million has been assigned to the Company’s Performance Packaging business unit, the unit in which the results of these two companies are recorded. The purchase price allocation may be adjusted to reflect final appraisals and other studies.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

This acquisition was accounted for using the purchase method and the financial statements of C&H Packaging and American Plastics were adjusted on May 1, 2003 to reflect assets and liabilities at fair value. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (dollars in thousands):

At May 1, 2003
Current assets	$13,219
Property, plant and equipment	12,300
Intangible assets	6,132
Goodwill	23,735
Other assets	114

Total assets acquired	$55,500

Current liabilities	$4,909
Other long-term liabilities	—

Total liabilities assumed	$4,909

Net assets acquired	$50,591

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the acquisition of C&H Packaging and American Plastics had been completed on December 29, 2002 and December 30, 2001, respectively. The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to interest expense and amortization. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on December 29, 2002 and December 30, 2001 or that may be obtained in the future (dollars in thousands):

	For the Three Months Ended September 28, 2003	For the Three Months Ended September 29, 2002	For the Nine Months Ended September 28, 2003	For the Nine Months Ended September 29, 2002
Net sales	$217,783	$239,349	$644,992	$711,532
Net income	$9,066	$17,461	$17,736	$22,871

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Under the indemnification agreements, AWA agreed to indemnify the Company for the first $75 million of Fox River Liabilities and for those in excess of $100 million (see Note 11 “Commitments and Contingencies”). The Company is responsible for the $25 million of liabilities between $75 million and $100 million. The indemnification agreements provide that it is the intent of the parties that at no time will API or PDC be required to fund any costs and expenses relating to the Fox River Liabilities for which API or PDC will be indemnified. Under its indemnity, AWA made payments of $14.1 million in Fox River Liabilities through 2002 and has paid $4.8 million during the first three quarters of fiscal 2003.

Also as part of the purchase agreement, AWA agreed to indemnify the Company for 100% of net income tax liabilities after the November 9, 2001 acquisition, in respect of periods through September 30, 2001, excluding 50% of amounts in excess of $5.0 million in the aggregate up to and including $10.0 million in the aggregate, representing a maximum amount of $2.5 million for which the Company will remain responsible. All tax refunds received by the Company relating to periods through September 30, 2001 must first be applied against the amount of net income tax liabilities indemnified by AWA. The Company will be allowed to retain any excess net refunds over net income tax liabilities. In fiscal 2002, API received $17.9 million of federal and state tax refunds relating to periods prior to September 30, 2001 which may be used to satisfy any additional tax liabilities arising from audits for those periods. During the first nine months of fiscal 2003, API received $0.3 million of state tax refunds relating to periods prior to September 30, 2001. Since the Acquisition, certain contingent tax liabilities relating to the period prior to October 1, 2001, and reserved for within the November 10, 2001 opening balance sheet, have since been resolved or the corresponding years have been closed to audit. As of September 28, 2003, accrued income taxes were reduced by $5.1 million. Correspondingly, property, plant and equipment and intangible assets were also decreased by $5.1 million.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with an indefinite life will no longer be amortized; however, they must be tested for impairment annually. Amortization will continue to be recorded for other intangible assets with determinable lives. The changes in the carrying amount of goodwill for the nine-month period ended September 28, 2003 are as follows (dollars in thousands):

	Coated Solutions	Technical Products	Performance Packaging	Total
Balance as of December 28, 2002	$—	$—	$—	$—
Goodwill from business acquisitions	—	—	23,735	23,735

Balance as of September 28, 2003	$—	$—	$23,735	$23,735

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s other intangible assets consisted of the following (dollars in thousands):

	As of September 28, 2003		As of December 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$61,931	$5,641	$60,000	$3,404
Patents	39,895	11,528	40,000	6,997
Customer relationships	10,060	637	7,050	351
Non-compete agreements	482	24	—	—

Total	$112,368	$17,830	$107,050	$10,752

Unamortized intangible assets:
Trademarks	$30,483		$30,718

Of the $142.9 million of acquired intangible assets, $92.4 million was assigned to registered trademarks. Trademarks totaling $59.5 million are related to carbonless paper and $2.4 million are related to C&H Packaging and American Plastics. These assets are being amortized over their estimated useful life of 20 years, while the remaining $30.5 million are considered to have an indefinite life and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from approximately 3 to 25 years for patents of $39.9 million and customer relationships of $10.1 million and 5 years for non-compete agreements of $0.5 million. Amortization expense for the three and nine months ended September 28, 2003 approximated $2.4 million and $7.1 million, respectively. Amortization expense for the three and nine months ended September 29, 2002 approximated $2.4 million and $7.1 million, respectively.

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

In 1999, the Company committed to exiting its New York distribution center in 2001 because it was no longer needed as a result of the closure of the Newton Falls mill and thus recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expires in 2007.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below summarizes the components of the restructuring reserve included on the Condensed Consolidated Balance Sheets at September 28, 2003 and December 28, 2002 (dollars in thousands):

	December 28, 2002 Reserve	2003 Reserve Additions	2003 Charges to Reserve	September 28, 2003 Reserve
Distribution center exit costs	$4,753	$—	$(215)	$4,538

The $0.2 million reduction to the reserve represents lease payments, net of sublease income, for this distribution center for the first nine months of 2003.

5. INVENTORIES

Inventories consist of the following (dollars in thousands):

	September 28, 2003	December 28, 2002
Finished goods	$72,095	$61,685
Raw materials, work-in-process and supplies	58,447	56,898

Total cost	130,542	118,583
Excess cost over LIFO cost	(485)	(485)

	$130,057	$118,098

Stores and spare parts inventory balances of $21.3 million at September 28, 2003 and December 28, 2002 are valued at average cost and included in “supplies” above.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	September 28, 2003	December 28, 2002
Land and improvements	$5,012	$4,725
Buildings and improvements	81,391	77,259
Machinery and equipment	456,605	447,745
Software	18,574	9,971
Capital lease	4,764	4,764
Construction in progress	27,876	22,633

	594,222	567,097
Accumulated depreciation	(107,117)	(63,009)

	$487,105	$504,088

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation expense for the three months ended September 28, 2003 and September 29, 2002 approximated $15.0 million and $14.8 million, respectively. Depreciation expense for the nine months ended September 28, 2003 and September 29, 2002 approximated $45.4 million and $44.1 million, respectively. Depreciation expense of approximately $12.8 million and $13.1 million for the three months ended September 28, 2003 and September 29, 2002, respectively, related to manufacturing assets and was recorded within cost of sales. Depreciation expense of approximately $38.6 million each for the nine months ended September 28, 2003 and September 29, 2002 related to manufacturing assets and was recorded within cost of sales. Depreciation expense of approximately $2.2 million and $1.7 million for the three months ended September 28, 2003 and September 29, 2002, respectively, related to corporate administrative assets and was recorded within selling, general and administrative expenses. Depreciation expense of approximately $6.8 million and $5.5 million for the nine months ended September 28, 2003 and September 29, 2002, respectively, related to corporate administrative assets and was recorded within selling, general and administrative expenses.

7. OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	September 28, 2003	December 28, 2002
Deferred debt expense	$7,251	$9,483
Other	3,491	3,421

	$10,742	$12,904

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (dollars in thousands):

	September 28, 2003	December 28, 2002
Payroll	$10,179	$10,912
Trade discounts	22,735	26,437
Workers’ compensation	5,087	5,129
Lower Fox River liability	5,942	6,144
Other	13,666	16,121

	$57,609	$64,743

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. NEW ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies for the first reporting period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the impact of this statement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The FASB is currently evaluating whether ESOP shares can be excluded from the scope of SFAS No. 150.

10. GUARANTEES

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. COMMITMENTS AND CONTINGENCIES

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

On January 7, 2003, the Wisconsin Department of Natural Resources (“DNR”) issued a Record of Decision (“ROD”), with which the United States Environmental Protection Agency (“EPA”) concurred, on the first two segments of the river, which are largely upstream of the Appleton plant. The ROD provides for dredging in the first segment and monitored natural recovery in the second segment. However, the ROD also provides that up to 25% of the remedy in the first segment may consist of capping if dredging proves not to be cost-effective and certain conditions are met. It is API’s position that neither API nor NCR has any responsibility or liability for PCB contamination in the first segment of the Lower Fox River. On July 28, 2003, the DNR and EPA issued a ROD covering the third, fourth and fifth segments of the Lower Fox River (which includes Green Bay) which also provides for substantial dredging in that portion of the river.

In the two RODs, the DNR estimates total costs for the Lower Fox River remedial action plan of approximately $400 million, an increase of $67 million over prior estimates, over a 7 to 18 year time period. Most of the estimated costs relate to the removal of large quantities of sediment from the Lower Fox River by dredging, dewatering of the dredged materials, treatment of the dredge water and off-site disposal of the remaining solids. Based on cost estimates of large-scale dredging response actions at other sites and many subjective assumptions regarding the work to be done, engineers engaged by several of the PRPs have estimated that the cost of remediation work substantially similar to that proposed in the RODs could be between $740 million and $1.6 billion. The DNR strongly disputes this analysis and continues to believe that its cost estimates are accurate.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company does not believe that the remedial action proposed by the DNR in the two RODs is appropriate or cost-effective. API, along with the other PRPs, has developed a substantial body of evidence that API believes demonstrates that selection of alternatives involving active, river-wide remediation, particularly massive dredging, would be inappropriate and unnecessary. There is ongoing vigorous debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage contaminated sediments. Although API believes that the remedy adopted in the RODs is inappropriate and may be substantially modified and improved over time through further design and experience, the issuance of the RODs greatly reduces the uncertainty about the remedy which will be implemented for the Lower Fox River.

In October 2000, the U.S. Fish and Wildlife Service (“FWS”) released a proposed restoration and compensation determination plan presenting the federal and tribal natural resource trustees’ planned approach for restoring natural resources injured by PCBs and calculating the potential natural resource damages (“NRDs”) under different remedial action scenarios. The final NRD valuation will depend on the extent of PCB cleanup; however, the proposed plan estimates that NRDs will fall in the range of $176 million to $333 million for all PRPs in the aggregate. The total costs estimated by the DNR, EPA and FWS for the proposed remediation and NRD discussed above range from $576 million to $733 million. Over the past several years and at various natural resource damage sites, the FWS and other government agencies have settled NRD claims for amounts substantially less than original estimates or claims. In June 2002, the state and federal trustees announced a proposed settlement of their NRD claims against Fort James Operating Company, a subsidiary of Georgia-Pacific Corporation (“Fort James”), the owner of one of the reprocessing mills. Under the settlement, Fort James would pay for or conduct restoration projects with a total cost of approximately $14 million. The proposed settlement has been challenged by an environmental group in a case pending before the U.S. District Court in Milwaukee. The trustees, API and NCR have expressed an interest in negotiating a similar NRD settlement for API and NCR, and preliminary discussions have begun. API anticipates the actual costs for the PRPs to settle NRD claims related to the Lower Fox River to be significantly less than the initial range of $176 million to $333 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

API entered into a consent decree on December 10, 2001 with NCR, the DNR, the Wisconsin Department of Justice, the EPA, the FWS, the U.S. Department of Justice, the National Oceanic and Atmospheric Administration, and the Oneida and Menomonee Indian Tribes which are collectively referred to as the intergovernmental partners, or IGP. Pursuant to the consent decree, API and NCR will provide up to $41.5 million over a period of four years, to a maximum of $10.4 million per year, for interim restoration and remediation efforts directed by the IGP. API and NCR will each pay about half of this amount. Under the consent decree, the IGP agree not to sue or take administrative action against API and NCR during the four-year period. The consent decree does not constitute a final settlement with the IGP or provide protection against future claims against API and NCR; however, under the decree, API and NCR will receive full credit against remediation costs and NRD claims for all monies expended for restoration and remediation of the Lower Fox River during the interim period including pursuant to any claims that could be made as a result of the issuance of the RODs. API recorded a charge of $19.2 million during the first quarter of 2001 as the discounted value of its share of the arrangement. At September 28, 2003 this liability approximated $13.9 million.

A precise estimate of API’s ultimate share of remediation and natural resource damage liability cannot be made at this time due to uncertainties with respect to: the scope and cost of implementing the final remediation plan; the scope of restoration and final valuation of federal and state NRD assessments; the evolving nature of remediation and restoration technologies and governmental policies; and API’s share of remediation and NRD costs relative to the other PRPs. However, the issuance of the RODs greatly reduces the uncertainty about the remedy that will be implemented for the Lower Fox River and provides API the ability to reasonably estimate its potential liability. Accordingly, during the second quarter of 2003, API recorded an additional $15.6 million charge to its existing reserve. During the first three quarters of 2003 the total reserve has been accreted by $4.5 million while payments against the reserve totaled $4.8 million. This results in a remaining reserve of $109.7 million as of September 28, 2003, of which $5.9 million is recorded in other accrued liabilities and $103.8 million is recorded as an environmental liability.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As part of the Acquisition, AWA agreed to indemnify the Company for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River (see Note 2 “Acquisition of Businesses”). During the second quarter of 2003 the Company recorded an additional $15.6 million indemnification receivable from AWA. At September 28, 2003, the total indemnification receivable from AWA is $87.8 million, of which, $5.9 million is recorded in other current assets and $81.9 million is recorded as an environmental indemnification receivable. The $21.9 million difference between the reserve and the indemnification receivable represents the discounted value of the share of Lower Fox River costs for which the Company is responsible. A $21.0 million charge was recorded within earnings in 2002 and has accreted to $21.9 million during the first three quarters of 2003. This discounted share was calculated using a discount rate of 6.0%, which represents the Company’s estimate of the fair market interest rate at which this liability could be settled in an arm’s length transaction. This $21.0 million amount will accrete to $25.0 million by the end of 2005.

API used the estimates described below, including the most recent government agency estimates, in evaluating its Lower Fox River environmental liability: (1) total costs for remediation of $480 million, based on the DNR’s estimate of $400 million in total costs for remediation, plus a 20% contingency; (2) the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than the Company’s estimate (The Company assumes that API and NCR are primarily responsible for only the discharges from the Appleton and Combined Locks facilities and not for other discharges.); (3) costs to settle NRD claims against API and NCR, estimated at $20 million or less, based on the IGP’s $14 million settlement of NRD claims against Fort James; (4) API’s responsibility for about half of the claims asserted against API and NCR, based on the interim settlement agreement with NCR, the terms of which are confidential; and (5) $20 million in fees and expenses. Because of the numerous uncertainties underlying these estimates, it is possible that API’s share of costs will be higher.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Other

From time to time, the Company is involved in product liability and various other suits incident to the operation of its business. A comprehensive insurance program is maintained and estimated costs are recorded for claims and suits of this nature. It is management’s opinion that none of these claims or suits will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

12. EMPLOYEE STOCK OWNERSHIP PLAN

The Appleton Papers Retirement Savings Plan was amended and restated, effective as of January 1, 2001, in the form of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan (“KSOP”). The KSOP includes a separate employee stock ownership plan component (the “ESOP” or the “Company Stock Fund”). The KSOP is a tax-qualified retirement plan that also contains a 401(k) feature which provides participants the ability to make pre-tax contributions to the KSOP by electing to defer a percentage of their compensation. The ESOP component of the KSOP is a tax-qualified employee stock ownership plan designed to invest primarily in the common stock of PDC.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Based upon management’s assumptions related to participant death, retirement, diversification requests, employment termination and changes in share value, the Company estimates that the potential repurchase obligations over the next five years may approximate $68 million. The Company anticipates that a portion of these estimated disbursements will be funded from payroll deferrals from employees who elect to purchase stock through the Company Stock Fund, which are estimated to approximate $40 million over the next five years. The estimated net repurchase obligations of approximately $28 million are anticipated to be disbursed in annual payments increasing from $1 million to $17 million over the five-year period. Because of the numerous uncertainties underlying these assumptions used by management related to potential repurchase obligations and potential employee payroll deferrals into company stock, it is possible that actual results may be materially different.

The Company’s matching contributions charged to expense amounted to $1.7 million and $2.0 million for the three months ended September 28, 2003 and September 29, 2002, respectively. The Company’s matching contributions charged to expense for the nine months ended September 28, 2003 and September 29, 2002 were $6.0 million and $5.8 million, respectively. All of the Company’s matching contributions will be credited to the Company Stock Fund in the form of PDC stock. As a result of hardship withdrawals, diversification elections and employee terminations, 237,339 shares of PDC redeemable common stock were repurchased during the first nine months of 2003 at an aggregate price of $5.2 million. The ESOP trustee purchased 452,681 shares of PDC redeemable common stock for an aggregate price of $9.3 million from pre-tax deferrals, rollovers and loan payments made by employees, as well as interest received by the trust, during the second half of fiscal 2002 and the first half of fiscal 2003, while the Company’s matching deferrals over this same period resulted in an additional 384,523 shares of redeemable common stock being issued.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with EITF Topic D-98, redeemable equity securities are required to be accreted (i.e., increased) so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of September 28, 2003. The earliest redemption date occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. The Company accreted the redeemable common stock by $15.0 million for the nine months ended September 28, 2003. Based upon the estimated fair value of the redeemable common stock, an ultimate total redemption liability of approximately $277 million was determined. The redeemable common stock recorded book value as of September 28, 2003 was $160 million, which leaves a remaining unrecognized liability to be accreted of approximately $117 million. The fair value of the redeemable common stock is determined by an independent, third party appraiser selected by the ESOP Trustee as required by law and the ESOP. Such valuations are made as of June 30 and December 31. Until the independent valuation is received, the fair value of the stock is estimated by management. Because the calculations of the third party appraiser are not provided to management, these interim estimates may differ from the values determined by the appraiser as of June 30 and December 31. Adjustments (if any) will be recorded when the independent valuation is received. The accretion is being charged to retained earnings since redeemable common stock is the only class of shares outstanding.

13. LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	September 28, 2003	December 28, 2002
Senior secured variable rate note payable, LIBOR plus 3.0%, $3,822 due quarterly ending November 8, 2005	$34,396	$57,550
Senior secured variable rate note payable, LIBOR plus 3.25%, $213 due quarterly with $81,152 due November 8, 2006	83,703	93,792
Revolving line of credit, LIBOR plus 3.0%	22,000	—

	140,099	151,342
Less obligations due within one year	(22,542)	(42,419)

	$117,557	$108,923
Unsecured variable rate industrial development bonds, 1.2% average interest rate at September 28, 2003, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
Senior subordinated notes payable, 12.5%, due December 15, 2008	199,958	199,958
Deferred payment obligation, due May 8, 2010, 10% per annum compounded semi-annually to the date of repayment	168,321	156,409

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On November 9, 2001, API entered into a $340 million Senior Credit Facility. The Senior Credit Facility was comprised of the following: a four-year credit facility of up to $75 million for revolving loans, including letters of credit; a four-year senior secured note of $115 million; and a five-year senior secured note of $150 million. The Senior Credit Facility is unconditionally, jointly and severally guaranteed by PDC and by WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc. and American Real Estate Corporation, each of which is a wholly owned subsidiary of API (see Note 15 “Guarantor Financial Information”).

The interest rate payable under the revolving credit facility and $115 million senior secured note were subject to adjustments after six months based on the achievement of certain financial tests. Borrowings under the revolving credit facility and the $115 million senior secured note bore interest at LIBOR plus 2.5% per annum from November 18, 2002 through April 1, 2003. From April 2, 2003 through May 15, 2003, the Company’s defined leverage ratio was calculated at less than 2.5 to 1.00 but greater than or equal to 2.00 to 1.00 and, as a result, the interest rate was increased to LIBOR plus 3.0%. On May 16, 2003 the interest rate was decreased to LIBOR plus 2.5% because the Company’s defined leverage ratio was calculated at less than 2.00 to 1.00 but greater than or equal to 1.50 to 1.00. On August 20, 2003 the interest rate was increased to LIBOR plus 3.0% because the Company’s defined leverage ratio was calculated at less than 2.5 to 1.00 but greater than or equal to 2.00 to 1.00.

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

The LIBOR rate on September 28, 2003 was 1.2%.

During the first nine months of 2003, the Company made mandatory debt repayments of $33.2 million, plus interest, on its outstanding senior secured variable rate notes.

On December 14, 2001, API issued $250 million aggregate principal amount of its 12.5% Series A Senior Subordinated Notes due 2008, which were used to redeem in full, at par, the senior subordinated note due 2008 held by AWA (see Note 2 “Acquisition of Businesses”). On June 12, 2002, the Company’s Registration Statement on Form S-4, relating to the offer to exchange up to $250 million of its registered 12.5% Series B Senior Subordinated Notes due 2008 for any and all of its outstanding 12.5% Series A Senior Subordinated Notes due 2008, was declared effective by the Securities and Exchange Commission. The exchange offer closed on July 12, 2002. The entire outstanding principal balance of Series A notes was exchanged for Series B notes. During 2002, the Company purchased and retired $50.0 million of its Series B notes. The Series B notes and the Series A notes have substantially the same terms, conditions and covenants.

On April 18, 2003, an amendment to the Senior Credit Facility was approved by a majority of the lenders, which will allow the Company to make acquisitions of $150 million in total over the life of the term loans, with no single acquisition totaling more than $60 million. In addition, the amendment also increased the revolving line of credit from $75 million to $100 million and will allow the Company to repurchase and retire an additional $50 million of aggregate principal amount of its 12.5% Series B Senior Subordinated Notes due 2008.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. SEGMENT INFORMATION

In the fourth quarter of 2002, the Company redefined the structure of its internal organization, which has resulted in a change in the composition of its reportable segments. All prior year information has been restated to conform to the current presentation.

The Company has four operating segments: (1) coated solutions, (2) technical products (3) security papers and (4) performance packaging. Based upon quantitative thresholds, coated solutions and technical products constitute the Company’s reportable segments. The accounting policies applicable to all segments are the same as those described in the summary of significant accounting policies. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are business development costs, interest income, interest expense and foreign currency gains and losses.

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

The security papers business produces products with basic security features that make them resistant to forgery and counterfeiting. The security business is focused on checks, business and government documents and the emerging brand protection market.

The performance packaging business is comprised of two companies, one which prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial product and medical device industries. The other company produces high-quality, custom multilayered films and commercial packaging.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization as determined by the Company for its reportable segments are as follows (dollars in thousands):

	For the Three Months Ended September 28, 2003	For the Three Months Ended September 29, 2002	For the Nine Months Ended September 28, 2003	For the Nine Months Ended September 29, 2002
Net sales
Coated solutions	$151,313	$178,110	$462,128	$530,560
Technical products	47,890	43,914	130,484	129,659
Other (1)	18,580	7,006	40,058	22,085

Total	$217,783	$229,030	$632,670	$682,304

Operating income (loss)
Coated solutions	$20,614	$30,840	$59,752	$82,222
Technical products	2,808	2,962	4,322	6,626
Other (1)	1,404	1,129	1,049	3,491
Business development costs	(2,540)	(1,914)	(7,772)	(5,623)

Total	$22,286	$33,017	$57,351	$86,716

Depreciation and amortization
Coated solutions	$12,772	$14,065	$39,943	$41,512
Technical products	3,438	2,492	9,404	7,758
Other (1)	1,237	502	3,031	1,504
Business development costs	26	178	78	458

Total	$17,473	$17,237	$52,456	$51,232

(1)	Other consists of security papers and performance packaging.

15. GUARANTOR FINANCIAL INFORMATION

API (the “Issuer”) has issued senior subordinated notes (the “Notes”) which have been guaranteed by PDC (the “Parent Guarantor”) and by WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc. and American Real Estate Corporation, each of which is a wholly owned subsidiary of API (the “Subsidiary Guarantors”). These guarantees are full, unconditional and joint and several.

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and its remaining wholly owned subsidiary (the “Non-Guarantor Subsidiary”) as of September 28, 2003 and December 28, 2002 and for the three and nine months ended September 28, 2003 and September 29, 2002. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

The condensed consolidating financial information has been presented to show the nature of the assets held, results of operations and cash flows of the Parent Guarantor, Issuer, Subsidiary Guarantors and Non-Guarantor Subsidiary assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented. Separate financial statements for the Parent and Subsidiary Guarantors are not presented based on management’s determination that they would not provide additional information that is material to readers of these financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Senior Credit Facility, the Senior Subordinated Notes and the Deferred Payment Obligation place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 28, 2003

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$18,335	$472	$1,610	$—	$20,417
Accounts receivable, net	—	100,276	4,936	6,555	—	111,767
Inventories	—	120,198	7,540	2,319	—	130,057
Other current assets	5,942	7,448	448	141	—	13,979

Total current assets	5,942	246,257	13,396	10,625	—	276,220

Property, plant and equipment, net	—	473,358	13,732	15	—	487,105
Investment in subsidiaries	319,755	307,894	—	—	(627,649)	—
Other assets	81,890	101,527	57,922	37	—	241,376

Total assets	$407,587	$1,129,036	$85,050	$10,677	$(627,649)	$1,004,701

LIABILITIES, REDEEMABLE COMMON STOCK, RETAINED EARNINGS (ACCUMULATED DEFICIT) AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$22,542	$—	$—	$—	$22,542
Accounts payable	—	43,911	4,940	8	—	48,859
Due to (from) parent and affiliated companies	78,182	141,592	(220,784)	1,010	—	—
Other accrued liabilities	—	67,591	890	1,796	—	70,277

Total current liabilities	78,182	275,636	(214,954)	2,814	—	141,678

Long-term debt	—	326,165	—	—	—	326,165
Capital lease obligation	—	3,632	—	—	—	3,632
Other long-term liabilities	—	203,848	413	(440)	—	203,821
Deferred payment obligation	168,321	—	—	—	—	168,321
Redeemable common stock, retained earnings (accumulated deficit) and accumulated other comprehensive loss	161,084	319,755	299,591	8,303	(627,649)	161,084

Total liabilities, redeemable common stock, retained earnings (accumulated deficit) and accumulated other comprehensive loss	$407,587	$1,129,036	$85,050	$10,677	$(627,649)	$1,004,701

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 28, 2002

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$23,521	$23	$846	$—	$24,390
Accounts receivable, net	—	87,495	—	5,882	—	93,377
Inventories	—	116,042	—	2,056	—	118,098
Other current assets	6,144	6,632	—	157	—	12,933

Total current assets	6,144	233,690	23	8,941	—	248,798

Property, plant and equipment, net	—	504,066	—	22	—	504,088
Investment in subsidiaries	290,480	239,015	—	—	(529,495)	—
Other assets	67,369	106,872	33,003	32	—	207,276

Total assets	$363,993	$1,083,643	$33,026	$8,995	$(529,495)	$960,162

LIABILITIES, REDEEMABLE COMMON STOCK, (ACCUMULATED DEFICIT) RETAINED EARNINGS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$42,419	$—	$—	$—	$42,419
Accounts payable	—	45,299	—	120	—	45,419
Due to (from) parent and affiliated companies	76,067	122,605	(199,688)	1,016	—	—
Other accrued liabilities	—	69,719	—	1,535	—	71,254

Total current liabilities	76,067	280,042	(199,688)	2,671	—	159,092

Long-term debt	—	317,531	—	—	—	317,531
Capital lease obligation	—	3,923	—	—	—	3,923
Other long-term liabilities	—	191,667	—	23	—	191,690
Deferred payment obligation	156,409	—	—	—	—	156,409
Redeemable common stock, (accumulated deficit) retained earnings and accumulated other comprehensive loss	131,517	290,480	232,714	6,301	(529,495)	131,517

Total liabilities, redeemable common stock, (accumulated deficit) retained earnings and accumulated other comprehensive loss	$363,993	$1,083,643	$33,026	$8,995	$(529,495)	$960,162

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2003

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$610,311	$20,013	$43,620	$(41,274)	$632,670
Cost of sales	—	445,126	16,384	40,754	(42,493)	459,771

Gross profit	—	165,185	3,629	2,866	1,219	172,899
Selling, general and administrative expenses	5	105,145	7,070	2,149	1,179	115,548

Operating (loss) income	(5)	60,040	(3,441)	717	40	57,351
Interest expense	11,913	40,506	3	—	(12,265)	40,157
Interest income	(363)	(230)	(11,903)	(22)	12,265	(253)
Intercompany royalty expense (income)	—	8,747	(8,747)	—	—	—
Income in equity investments	(29,277)	(18,779)	—	—	48,056	—
Other expense (income)	—	4	—	(1,263)	469	(790)

Income before income taxes	17,722	29,792	17,206	2,002	(48,485)	18,237
Provision for income taxes	—	515	—	—	—	515

Net income	$17,722	$29,277	$17,206	$2,002	$(48,485)	$17,722

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2002

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$679,723	$—	$40,719	$(38,138)	$682,304
Cost of sales	—	477,819	—	39,386	(39,499)	477,706

Gross profit	—	201,904	—	1,333	1,361	204,598
Selling, general and administrative expenses	13	109,911	4,705	1,902	1,351	117,882

Operating (loss) income	(13)	91,993	(4,705)	(569)	10	86,716
Interest expense	36,749	56,054	—	—	(39,187)	53,616
Debt extinguishment expenses	—	11,754	—	—	—	11,754
Interest income	—	(26,753)	(13,288)	(27)	39,187	(881)
Intercompany royalty expense (income)	—	9,837	(9,837)	—	—	—
Income in equity investments	(58,868)	(17,906)	—	—	76,774	—
Other income	—	(28)	—	(18)	—	(46)

Income (loss) before income taxes	22,106	59,035	18,420	(524)	(76,764)	22,273
Provision for income taxes	—	167	—	—	—	167

Net income (loss)	$22,106	$58,868	$18,420	$(524)	$(76,764)	$22,106

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2003

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$205,391	$13,183	$13,990	$(14,781)	$217,783
Cost of sales	—	149,118	10,191	13,525	(15,112)	157,722

Gross profit	—	56,273	2,992	465	331	60,061
Selling, general and administrative expenses	5	33,482	3,143	766	379	37,775

Operating (loss) income	(5)	22,791	(151)	(301)	(48)	22,286
Interest expense	4,008	13,476	—	—	(4,167)	13,317
Interest income	(173)	(56)	(3,995)	(9)	4,167	(66)
Intercompany royalty expense (income)	—	2,941	(2,941)	—	—	—
Income in equity investments	(12,906)	(6,444)	—	—	19,350	—
Other expense	—	4	—	37	(36)	5

Income (loss) before income taxes	9,066	12,870	6,785	(329)	(19,362)	9,030
Benefit for income taxes	—	(36)	—	—	—	(36)

Net income (loss)	$9,066	$12,906	$6,785	$(329)	$(19,362)	$9,066

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2002

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$227,827	$—	$14,635	$(13,432)	$229,030
Cost of sales	—	158,580	—	13,625	(13,891)	158,314

Gross profit	—	69,247	—	1,010	459	70,716
Selling, general and administrative expenses	—	35,035	1,544	651	469	37,699

Operating income (loss)	—	34,212	(1,544)	359	(10)	33,017
Interest expense	12,205	16,455	—	—	(12,816)	15,844
Interest income	—	(8,829)	(4,283)	(20)	12,816	(316)
Intercompany royalty expense (income)	—	3,301	(3,301)	—	—	—
Income in equity investments	(29,183)	(5,999)	—	—	35,182	—
Other (income) expense	—	(27)	—	410	—	383

Income (loss) before income taxes	16,978	29,311	6,040	(31)	(35,192)	17,106
Provision for income taxes	—	128	—	—	—	128

Net income (loss)	$16,978	$29,183	$6,040	$(31)	$(35,192)	$16,978

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2003

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$17,722	$29,277	$17,206	$2,002	$(48,485)	$17,722
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	—	47,032	5,417	7	—	52,456
Other	11,912	9,502	—	(1,263)	469	20,620
Change in assets and liabilities, net	(35,843)	(26,448)	823	24	48,016	(13,428)

Net cash (used by) provided by operating activities	(6,209)	59,363	23,446	770	—	77,370
Cash flows from investing activities:
Proceeds from sale of equipment	—	2	—	—	—	2
Additions to property, plant and equipment	—	(18,895)	(1,901)	—	—	(20,796)
Acquisition of businesses, net of cash acquired	—	(50,591)	—	—	—	(50,591)

Net cash used by investing activities	—	(69,484)	(1,901)	—	—	(71,385)
Cash flows from financing activities:
Payments of long-term debt	—	(33,243)	—	—	—	(33,243)
Payments relating to capital lease obligation	—	(503)	—	—	—	(503)
Proceeds from revolving line of credit	—	60,000	—	—	—	60,000
Payments of revolving line of credit	—	(38,000)	—	—	—	(38,000)
Due to parent and affiliated companies, net	2,115	18,987	(21,096)	(6)	—	—
Proceeds from issuance of redeemable common stock	9,297	—	—	—	—	9,297
Payments to redeem common stock	(5,203)	—	—	—	—	(5,203)
Decrease in cash overdraft	—	(2,306)	—	—	—	(2,306)

Net cash provided by (used by) financing activities	6,209	4,935	(21,096)	(6)	—	(9,958)
Change in cash and cash equivalents	—	(5,186)	449	764	—	(3,973)
Cash and cash equivalents at beginning of period	—	23,521	23	846	—	24,390

Cash and cash equivalents at end of period	$—	$18,335	$472	$1,610	$—	$20,417

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2002

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$22,106	$58,868	$18,420	$(524)	$(76,764)	$22,106
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	—	46,597	4,615	20	—	51,232
Other	10,791	27,953	—	1	—	38,745
Change in assets and liabilities, net	(54,794)	3,029	(1)	886	70,534	19,654

Net cash (used by) provided by operating activities	(21,897)	136,447	23,034	383	(6,230)	131,737
Cash flows from investing activities:
Proceeds from sale of equipment	—	15	—	—	—	15
Additions to property, plant and equipment	—	(22,336)	—	(13)	—	(22,349)

Net cash used by investing activities	—	(22,321)	—	(13)	—	(22,334)
Cash flows from financing activities:
Payments of long-term debt	—	(133,535)	—	—	—	(133,535)
Payments relating to capital lease obligation	—	(503)	—	—	—	(503)
Due to parent and affiliated companies, net	15,912	1,740	(16,818)	(834)	—	—
Proceeds from issuance of redeemable common stock	6,161	—	—	—	—	6,161
Payments to redeem common stock	(176)	—	—	—	—	(176)
Increase in cash overdraft	—	2,173	—	—	—	2,173
Intercompany dividend	—	—	(6,230)	—	6,230	—

Net cash provided by (used by) financing activities	21,897	(130,125)	(23,048)	(834)	6,230	(125,880)
Change in cash and cash equivalents	—	(15,999)	(14)	(464)	—	(16,477)
Cash and cash equivalents at beginning of period	—	34,123	36	1,543	—	35,702

Cash and cash equivalents at end of period	$—	$18,124	$22	$1,079	$—	$19,225

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Results of Operations for the Three-Month Periods Ended September 28, 2003 and September 29, 2002

Net sales. Net sales for the three months ended September 28, 2003 were $217.8 million, a decrease of $11.2 million, or 4.9%, compared to the prior year period. Coated solutions net sales were $151.3 million, a decrease of $26.8 million, or 15.0%, compared to the prior year period, due primarily to a carbonless volume reduction of 10%. Competition from both domestic and foreign producers caused downward pressure on both price and volume in the carbonless market during the third quarter of 2003. In addition, a higher mix of international sales during the third quarter of 2003, with overall lower average selling prices, also contributed to the reduction in coated solutions net sales. Technical products net sales increased $4.0 million, or 9.1%, compared to the prior year period with volume increasing 19%. The net sales increase for the third quarter of 2003 as compared to the same quarter of 2002 did not keep pace with volume increases due to on-going competitive pricing pressures. Net sales for our other two segments, security papers and performance packaging, increased $11.6 million, or 165.2%, compared to the prior year period, largely due to net sales of our new performance packaging businesses, C&H Packaging Company, Inc. (“C&H Packaging”) and American Plastics Company, Inc. (“American Plastics”), which were acquired on April 30, 2003. There were no corresponding net sales for the prior year period for performance packaging. Net sales for security papers for the three months ended September 28, 2003 were flat when compared to the prior year period, with an increase in net sales for the growing security bond segment offsetting the declining carbonless security segment.

Gross profit. Gross profit was $60.1 million for the third quarter of 2003, a decrease of $10.7 million, or 15.1%, compared to the prior year period. The decrease was due to the decline in carbonless volume and competitive pricing pressures in our carbonless business and in most segments of our technical products business. We also experienced the continuing impact of increased raw material costs for pulp, wastepaper and chemicals. Gross profit margin was 27.6% for the third quarter of 2003 as compared to 30.9% for the third quarter of 2002.

Selling, general and administrative. Selling, general and administrative expenses for the third quarter of 2003 were $37.8 million, an increase of $0.1 million, or 0.2%, compared to the prior year period. During the third quarter of 2003, we incurred $1.6 million in selling, general and administrative expenses related to our new performance packaging businesses for which there were no corresponding expenditures in the prior year period. During the third quarter, we continued to increase spending for research and development, new business development and fees and expenses incurred in exploring acquisition opportunities as part of our strategy to invest in growth opportunities and future revenue and cash flow streams. Spending in these areas increased by $0.6 million when compared to the prior year period. Information systems expenses increased by $0.5 million in the third quarter of 2003 due to additional and transitional costs (including depreciation expense, computer rent and maintenance service contracts) associated with the phased implementation of Project Venture, our new enterprise resource planning platform. Distribution costs for the third quarter of 2003 decreased by $0.9 million, or 6.3%, compared to the prior year period due to the lower carbonless volumes. Losses associated with fixed asset disposals were $0.4 million lower during the third quarter of 2003 than in the prior year period. All other selling, general and administrative spending for the third quarter of 2003 was $1.3 million lower than the prior year period, largely due to lower incentive compensation expense in the third quarter of 2003.

Operating income. Operating income for the third quarter of 2003 was $22.3 million, a decrease of $10.7 million, or 32.5%, compared to the prior year period. Operating income as a percentage of net sales for the third quarter of 2003 was 10.2% as compared to 14.4% of net sales for the prior year period. Coated solutions operating income for the third quarter of 2003 decreased $10.2 million, or 33.2%, compared to the prior year period primarily due to the decline in carbonless volume as well as increases in raw material costs in the third quarter of 2003. Technical products operating income for the third quarter of 2003 decreased $0.2 million, or 5.2%, compared to the prior year period. The favorable impacts of increased sales volume and cost reduction efforts on technical products operating income were more than offset by continuing pricing pressures in most major product categories. Operating expense related to research and development, new business development and fees and expenses incurred in exploring acquisition opportunities for the third quarter of 2003 increased by $0.6 million, or 32.7%, as compared to the prior year period. Our other two segments, security papers and performance packaging, experienced an increase in operating income of $0.3 million, or 24.4%, for the third quarter of 2003 as compared to the prior year period. The addition of our two new performance packaging companies in 2003 has favorably impacted our other operating income segment; however, this favorable impact was partially offset with expenses associated with internal product development work at the Appleton plant in related areas of performance packaging. Operating income for our security papers business decreased in the third quarter of 2003 as compared to the prior year period due to an increase in raw material costs and an increase in selling, general and administrative costs related to developing and marketing products to new and existing security product customers.

Interest expense. Interest expense for the third quarter of 2003 was $13.3 million, a decrease of $2.5 million, or 15.9%, compared to the prior year period due to the significant amount of debt repayments made during 2002. Debt repayments on the Senior Credit Facility during 2002 amounted to $113.7 million ($78.6 million during the first half and $35.1 million during the second half) and $50.0 million of the Series B Senior Subordinated Notes were purchased and retired during the second half of 2002, which resulted in lower interest expense during the third quarter of 2003. Debt repayments on the term loan portion of our Senior Credit Facility during the third quarter of 2003 amounted to $3.9 million. In addition, we made $23.0 million in principal repayments on the revolving credit portion of our Senior Credit Facility.

Interest income. Interest income for the third quarter of 2003 was $0.1 million, a decrease of $0.3 million compared to the prior year period. The decrease was due to lower interest rates earned on short-term investments and lower short-term investment balances maintained during the third quarter of 2003 as compared to the prior year period.

Provision for income taxes. In connection with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible domestic subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. and state income tax purposes. As a result of these elections, we expect to incur no future U.S. income tax liability and minimal state income tax liabilities. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If we sell a material portion of our assets in the future, we could be subject to a significant tax liability.

Net income. Net income for the third quarter of 2003 was $9.1 million compared to $17.0 million for the prior year period, a decrease of $7.9 million, resulting primarily from a reduction in operating income for the third quarter of 2003, which was partially offset by a decrease in interest expense.

Comparison of Results of Operations for the Nine-Month Periods Ended September 28, 2003 and September 29, 2002

Net sales. Net sales for the nine months ended September 28, 2003 were $632.7 million, a decrease of $49.6 million, or 7.3%, compared to the prior year period. Coated solutions net sales were $462.1 million, a decrease of $68.4 million, or 12.9%, compared to the prior year period due primarily to a decline in carbonless volume of 10%. Strong competition from domestic and foreign competitors caused downward pressure on both price and volume in the carbonless market during the first nine months of 2003. In addition, a higher mix of international sales during 2003, with overall lower average selling prices, contributed to the reduction in coated solutions net sales. Technical products net sales increased $0.8 million, or 0.6%, compared to the prior year period as volume increased 9% for the nine months of 2003. The net sales increase for the first nine months of 2003 as compared to the prior year period did not keep pace with volume increases due to on-going competitive pricing pressures. Net sales for our other two segments, security papers and performance packaging, increased $18.0 million, or 81.4%, compared to the prior year period, largely due to net sales of our new performance packaging businesses. There were no corresponding net sales for the prior year period for performance packaging since the two packaging companies were acquired on April 30, 2003. Net sales for security papers for the nine months ended September 28, 2003 decreased $0.5 million when compared to the prior year period, with lower net sales in the declining carbonless security segment slightly offsetting increased net sales in the growing security bond segment.

Gross profit. Gross profit was $172.9 million for the nine months ended September 28, 2003, a decrease of $31.7 million, or 15.5%, compared to the prior year period. The decrease was due primarily to the carbonless volume decline and competitive pricing pressures in our carbonless business and in most segments of our technical products business. We also experienced increases in utility costs due to increased pricing and increased raw material costs for pulp, wastepaper and chemicals. Gross profit margin was 27.3% for the first nine months of 2003 as compared to 30.0% for the first nine months of 2002.

Selling, general and administrative. Selling, general and administrative expenses for the nine months ended September 28, 2003 were $115.5 million, a decrease of $2.3 million, or 2.0%, compared to the prior year period. Costs related to long-term management incentive plans based on the performance of Appleton Papers and changes in the value of Paperweight Development redeemable common stock were $2.6 million lower for the first nine months of 2003 as compared to the prior year period. Other incentive compensation expense for the first nine months of 2003 declined by $3.5 million as compared to the prior year period. During the first nine months of 2003, we incurred $2.5 million in selling, general and administrative expenses related to our new performance packaging businesses for which there were no corresponding expenditures for the prior year period. Bad debt expense for the first nine months of 2003 was $0.5 million lower than the prior year period primarily due to additional reserves for potential credit exposures from Argentinean customers that were established during the first nine months of 2002. Losses associated with fixed asset disposals were $0.6 million lower during the first nine months of 2003 than in the prior year period. Distribution costs for the first nine months of 2003 decreased by $2.5 million, or 5.7%, compared to the prior year period due to reduced carbonless volumes. During the first nine months of 2003, we continued to increase spending for research and development, new business development and fees and expenses incurred in exploring acquisition opportunities as part of our strategy to invest in growth opportunities and future revenue and cash flow streams. Spending in these areas increased by $2.1 million when compared to the prior year period. Information systems expenses increased by $1.8 million in the first nine months of 2003 due to additional and transitional costs (including depreciation expense, computer rent and maintenance service contracts) associated with the phased implementation of Project Venture, our new enterprise resource planning platform.

Operating income. Operating income for the nine months ended September 28, 2003 was $57.4 million, a decrease of $29.4 million, or 33.9%, compared to the prior year period. Operating income as a percentage of net sales for the first nine months of 2003 was 9.1% as compared to 12.7% of net sales for the prior year period. Coated solutions operating income for the first nine months of 2003 decreased $22.5 million, or 27.3%, compared to the prior year period primarily due to the decline in carbonless volume as well as increases in raw material and utility costs in the first nine months of 2003. Technical products operating income for the first nine months of 2003 decreased $2.3 million, or 34.8%, compared to the prior year period. The favorable impacts of increased sales volume and cost reduction efforts on technical products operating income were more than offset by continuing pricing pressures in most major product categories. Operating expense related to research and development, new business development and fees and expenses incurred in exploring acquisition opportunities for the first nine months of 2003 increased by $2.1 million, or 38.2%, as compared to the prior year period. Our other two segments, security papers and performance packaging, experienced a decrease in operating income of $2.4 million, or 70.0%, for the first nine months of 2003 as compared to the prior year period. While the addition of our two new performance packaging companies in 2003 favorably impacted our other operating income segment, this favorable impact was partially offset with expenses associated with internal product development work at the Appleton plant in related areas of performance packaging. In addition, we also experienced a $1.1 million charge related to a purchase accounting adjustment for our newly acquired performance packaging companies to expense the write-up to fair market value of finished goods and work-in-process inventories, which were sold during May and June 2003. Operating income for our security papers business decreased $2.0 million due to an increase in raw material costs and an increase in selling, general and administrative costs related to developing and marketing products to new and existing security product customers.

Interest expense. Interest expense for the nine months ended September 28, 2003 was $40.2 million, a decrease of $13.5 million, or 25.1%, compared to the prior year period due to the significant amount of debt repayments made during 2002. Debt repayments on the Senior Credit Facility during 2002 amounted to $113.7 million ($78.6 million during the first half and $35.1 million during the second half) and $50.0 million of the Series B Senior Subordinated Notes were purchased and retired during the second half of 2002, which resulted in lower interest expense during the first nine months of 2003. Debt repayments on the term loan portion of our Senior Credit Facility for the nine months ended September 28, 2003 amounted to $33.2 million. In addition, we made $38.0 million in principal repayments on the revolving credit portion of our Senior Credit Facility.

Interest income. Interest income for the nine months ended September 28, 2003 was $0.3 million, a decrease of $0.6 million compared to the prior year period. The decrease was due to lower interest rates earned on short-term investments and lower short-term investment balances maintained during the first nine months of 2003 as compared to the prior year period.

Debt extinguishment expenses. During June 2002, a portion of our long-term debt obligations was refinanced with new debt carrying a reduced interest rate. As a result, in the second quarter of 2002, we recognized a non-cash charge to write-off $11.8 million of deferred debt issuance costs associated with the original debt. Refer to “Liquidity and Capital Resources” below for additional discussion of this refinancing.

Provision for income taxes. In connection with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible domestic subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. and state income tax purposes. As a result of these elections, we expect to incur no future U.S. income tax liability and minimal state income tax liabilities. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If we sell a material portion of our assets in the future, we could be subject to a significant tax liability.

Net income. Net income for the nine months ended September 28, 2003 was $17.7 million compared to $22.1 million for the prior year period. Net income, excluding debt extinguishment expenses, declined $16.2 million for the nine months ended September 28, 2003 as compared to the prior year period. The decline in net income resulted primarily from a reduction in operating income for the first nine months of 2003, which was partially offset by the debt extinguishment expenses of $11.8 million incurred in June 2002. The resulting reduction in net income for the first nine months of 2003 was $4.4 million as compared to the prior year period.

Liquidity and Capital Resources

When Appleton Papers was acquired on November 9, 2001, we incurred significant debt of $655.0 million requiring periodic interest and principal repayments. Requirements for working capital, capital expenditures, Project Venture, pension fund contributions, periodic interest and principal repayments, employee redemptions of redeemable common stock and any acquisitions in 2003 will continue to be funded from operations and borrowings under our Senior Credit Facility.

In connection with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible domestic subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. and state income tax purposes. As a result of these elections, we expect to incur no future U.S. income tax liability and minimal state income tax liability. This will have a positive impact on our future liquidity and cash flows.

Cash flows from operating activities. Net cash provided by operating activities for the first three quarters of 2003 was $77.4 million. We made $6.0 million in non-cash employer matching contributions for the purchase of company stock during the first three quarters of 2003. An increase in working capital for the first three quarters of 2003 decreased operating cash flows by $15.8 million. Inventories increased by $2.8 million. Accounts receivable increased by $13.4 million due to a combination of increased sales of $9.0 million for September 2003 as compared to December 2002 and to several customers withholding payment at quarter-end. Accounts payable and other accrued liabilities increased by $1.8 million, largely due to accrued interest on our 12.5% Series B Senior Subordinated Notes payable in June and December of each year, which was partially offset by a decrease in trade discounts due to customer rebate payments made in the first quarter of 2003 related to 2002 purchases.

On July 28, 2003, the government managers of the Lower Fox River PCB cleanup issued their final Record of Decision (ROD) for the remaining portions of the Lower Fox River. Based on this final ROD, our revised estimate of total costs for the Lower Fox River remedial action plan was increased by $80 million over prior estimates. Our ultimate share of this increase will be indemnified by AWA in accordance with the terms of the acquisition agreement. Refer to Note 11 of our Notes to Condensed Consolidated Financial Statements for additional discussion on this matter.

Net cash provided by operating activities for the first three quarters of fiscal 2002 was $131.7 million. We made $5.8 million in non-cash employer matching contributions to the KSOP during the first three quarters of fiscal 2002. A decrease in working capital for the first three quarters of fiscal 2002 increased operating cash flows by $11.7 million. A decrease in inventories of $18.7 million was partially offset by an increase in accounts receivable of $9.7 million. Inventories that were strategically built in 2001 during the Harrisburg shutdown and movement of production equipment to the Appleton plant and Roaring Spring mill facilities were reduced throughout 2002. Receivables increased due to a combination of increased sales of $7 million for September 2002 as compared to December 2001 and to several customers withholding payment at quarter-end. Accounts payable and other accrued liabilities increased by $5.3 million, largely due to accrued interest on our 12.5% Series B Senior Subordinated Notes payable in June and December of each year.

Cash flows from investing activities. Net cash used by investing activities was $71.4 million for the first three quarters of 2003. Of this amount, $50.6 million related to the acquisition of C&H Packaging and American Plastics on April 30, 2003. Spending on capital projects approved prior to the end of 2002 amounted to $11.8 million. The remaining $9.0 million was expended on capital projects approved in 2003.

Net cash used by investing activities was $22.3 million for the first three quarters of fiscal 2002. Of this amount, $10.3 million was expended on capital projects approved prior to the end of fiscal 2001. The remaining $12.0 million was expended on capital projects approved in 2002, $7.9 million of which was associated with the installation of our new enterprise resource planning platform called Project Venture.

Cash flows from financing activities. On November 9, 2001, we entered into a $340 million Senior Credit Facility. The Senior Credit Facility was comprised of the following: a four-year credit facility of up to $75 million for revolving loans, including letters of credit; a four-year senior secured note of $115 million; and a five-year senior secured note of $150 million. The Senior Credit Facility is unconditionally, jointly and severally guaranteed by Paperweight Development and by WTA Inc., C&H Packaging, American Plastics and American Real Estate Corporation, each of which is a wholly owned subsidiary.

Borrowings under the revolving credit facility and the $115 million term loan bore interest at LIBOR plus 3.5% through May 8, 2002. On May 9, 2002, our defined leverage ratio was calculated at less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00 and, as a result, the interest rate was reduced to LIBOR plus 3.0%. On November 18, 2002, our defined leverage ratio was calculated at less than 2.00 to 1.00 but greater than or equal to 1.50 to 1.00 and, as a result, the interest rate was reduced to LIBOR plus 2.5%. On April 2, 2003, our defined leverage ratio was calculated at less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00 and, as a result, the interest rate was increased to LIBOR plus 3.0%. On May 16, 2003 our defined leverage ratio was calculated at less than 2.00 to 1.00 but greater than or equal to 1.50 to 1.00 and, as a result, the interest rate was reduced to LIBOR plus 2.5%. On August 20, 2003, our defined leverage ratio was calculated at less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00 and, as a result, the interest rate was increased to LIBOR plus 3.0%.

Through June 5, 2002, the interest rate on borrowings under the $150 million term loan was LIBOR plus 4.25% per annum, subject to a minimum LIBOR rate of 2.5%. On June 6, 2002, we refinanced the $112.4 million remaining principal amount and replaced it with similar debt carrying a reduced interest rate of LIBOR plus 3.25%, not subject to a minimum LIBOR rate. As a result of this refinancing, $11.8 million of deferred debt issuance costs were written off in a non-cash transaction as debt extinguishment expenses. The terms of this refinanced debt also allows us to repurchase and retire up to $50.0 million of aggregate principal amount of our 12.5% Series B Senior Subordinated Notes due 2008.

On December 14, 2001, we issued $250 million aggregate principal amount of 12.5% Series A Senior Subordinated Notes due 2008, which was used to redeem in full, at par, the senior subordinated note due 2008 held by AWA as described in Note 12 of our 2002 Notes to Consolidated Financial Statements. On June 12, 2002 we filed a Registration Statement on Form S-4 to register an offer with the Securities and Exchange Commission to exchange up to $250 million of our registered 12.5% Series B Senior Subordinated Notes due 2008 for any and all of the outstanding 12.5% Series A Senior Subordinated Notes due 2008. The exchange offer closed on July 12, 2002. The entire outstanding principal balance of Series A notes was exchanged for Series B notes.

During 2002, we paid a premium of $1.8 million to purchase and retire $50.0 million in aggregate principal amount of the Series B notes.

The Series B notes are unsecured obligations of Appleton, ranking subordinate in right of payment to all of our senior debt and are unconditionally, jointly and severally guaranteed by Paperweight Development and WTA Inc., C&H Packaging, American Plastics, and American Real Estate Corporation. Interest on the notes is payable semi-annually in June and December of each year. Prior to December 15, 2004, and after 100% application toward repayment of the Senior Credit Facility, we may use proceeds of certain sales of our equity to redeem up to 35% of the original principal amount of the Series B Notes at a redemption price of 112.5% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date.

Except as described in the preceding paragraph, the Series B Notes will not be redeemable at our option prior to December 15, 2005. On or after December 15, 2005, we may redeem, during the twelve-month period beginning on December 15 of the applicable year, all or part of the Series B Notes at the redemption price of 106.25% in 2005, 103.125% in 2006, and 100% in 2007 and thereafter, plus accrued and unpaid interest and liquidated damages, if any.

Both the Senior Credit Facility and the Series B Notes contain affirmative and negative covenants. In general, the covenants contained in the Senior Credit Facility are more restrictive than those of the Series B Notes. Among other restrictions, the covenants contained in the Senior Credit Facility require us to meet specified financial tests, including various debt and cash flow ratios, which become more restrictive over the term of the debt.

The Senior Credit Facility and Series B Notes also contain covenants, which, among other things, restrict our ability and the ability of our other guarantors of the Senior Credit Facility and Series B Notes to incur liens, engage in transactions with affiliates, incur additional indebtedness, declare dividends or redeem or repurchase capital stock, make loans and investments, engage in mergers, acquisitions, consolidations and asset sales, acquire assets, stock or debt securities of any person, make capital expenditures, terminate the S corporation status of Paperweight Development or the qualified subchapter S subsidiary status of its subsidiaries eligible to elect such status, amend our debt instruments and amend other agreements related to the acquisition.

On April 18, 2003, we entered into an amendment to the Senior Credit Facility, which will allow Appleton Papers to make acquisitions of $150 million in total over the life of the term loans, with no single acquisition totaling more than $60 million. In addition, the amendment increased the revolving line of credit from $75 million to $100 million and allows us to repurchase and retire an additional $50.0 million of aggregate principal amount of the Series B Notes.

Net cash used by financing activities was $10.0 million for the first three quarters of 2003. On April 29, 2003 we borrowed $45.0 million on the revolving credit portion of our Senior Credit Facility to fund the acquisition of C&H Packaging and American Plastics. C&H Packaging prints and converts flexible plastic packaging materials for the food processing, household and industrial product industries. American Plastics produces high-quality, custom multilayered films and commercial packaging. American Plastics’ knowledge of films and barrier technology and C&H Packaging’s portfolio of products complement our expertise in coating and microencapsulation. The aggregate purchase price for these acquisitions was approximately $50.6 million. The purchase price included acquired debt of approximately $15.4 million. Of this amount, $10.2 million was retired at closing, with the remaining balance retired during the second quarter of 2003.

During the second and third quarters of 2003 we made $23.0 million in principal repayments on the revolving credit portion of our Senior Credit Facility. In June 2003 we borrowed an additional $15.0 million on the revolving credit portion of our Senior Credit Facility to fund our short-term working capital needs. This $15.0 million was repaid prior to the end of July 2003. As of September 28, 2003, we had outstanding borrowings of $22.0 million on the revolving credit portion of our Senior Credit Facility.

We used cash generated by operations to make mandatory repayments of $33.2 million on the term loan portion of our Senior Credit Facility. During the first three quarters of 2003, we received net proceeds of $9.3 million from the sales of Paperweight Development redeemable common stock. Of this amount, the ESOP trustee purchased $4.0 million of stock at $18.58 per share with pre-tax deferrals made by employees from July 1, 2002 through December 28, 2002 and $5.3 million of stock at $21.42 per share with pre-tax deferrals made by employees from December 29, 2002 through June 29, 2003. During the first three quarters of 2003, payments of $5.2 million were made to redeem shares of redeemable common stock related to employee requests for diversification, retirement or termination.

Net cash used by financing activities was $125.9 million for the first three quarters of fiscal 2002. We used cash generated by operations to repay $108.6 million of term loans. Of this amount, $13.0 million was for mandatory principal repayments, while the remaining $95.6 million represented voluntary principal repayments which we made in order to reduce future interest expense. In addition, we purchased and retired $24.9 million of our Series B notes during the third quarter of fiscal 2002. In October 2002, we purchased and retired an additional $25.1 million of our Series B notes.

During the first three quarters of fiscal 2002, we received proceeds of $6.2 million from the sales of Paperweight Development redeemable common stock. Of this amount, the ESOP trustee purchased $1.2 million of stock at $10.00 per share with pre-tax deferrals made by employees from November 10, 2001 through December 29, 2001 and $5.0 million of stock at $12.82 per share with pre-tax deferrals made by employees from December 30, 2001 through June 30, 2002. Additionally, those employees eligible to begin diversification redeemed approximately $0.2 million of Paperweight Development redeemable common stock.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002 and requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When the liability is recorded, the entity capitalizes the cost of the liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 was effective for our first quarter of 2003 and did not have any effect on our financial position or results of operations.

In January 2003, FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies for the first reporting period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the impact of this statement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The FASB is currently evaluating whether ESOP shares can be excluded from the scope of SFAS No. 150.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

For information regarding our quantitative and qualitative disclosures about market risk, see our Annual Report on Form 10-K dated March 18, 2003 (Reg. No. 333-82084). There have been no material changes in our quantitative or qualitative exposure to market risk from that described in the Form 10-K.

Item 4 – Controls and Procedures

Appleton Papers, Paperweight Development and WTA maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrants in the reports filed by the registrants under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The registrants carried out an evaluation, under the supervision and with the participation of their management, including the principal executive officer and principal financial officer of each of the registrants, of the effectiveness of the design and operation of their disclosure controls and procedures pursuant to Rule 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and principal financial officer of each of the registrants concluded that their disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in the registrants’ internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the registrant’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

10.6	Fox River AWA Environmental Indemnity Agreement by and among Arjo Wiggins Appleton p.l.c., Appleton Papers Inc., Paperweight Development Corp. and New Appleton LLC, dated as of November 9, 2001.

10.24.1	Amendment of Sales Agreement between Nisseki Chemical Texas Inc. and Appleton Papers Inc. effective October 1, 2003. (1)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Douglas P. Buth, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.3	Certification of Douglas P. Buth, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.4	Certification of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.5	Certification of Dale E. Parker, President of WTA Inc., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Statement of Douglas P. Buth, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Statement of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Statement of Douglas P. Buth, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Statement of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.5	Statement of Dale E. Parker, President (Principal Executive Officer and Principal Financial Officer) of WTA Inc., pursuant to 18 U.S.C. Section 1350.

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(b)	Reports on Form 8-K

During the quarter ended September 28, 2003, the Company furnished the following Current Report on Form 8-K.

i.	Form 8-K dated August 7, 2003, reporting the issuance of a press release dated August 6, 2003 containing an announcement of Second Quarter 2003 financial results, furnished pursuant to Items 7 and 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC.
(Registrant)

Date: November 7, 2003	/s/ Dale E. Parker
Dale E. Parker
Vice President and Chief Financial Officer
(Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.
(Registrant)

Date: November 7, 2003	/s/ Dale E. Parker
Dale E. Parker
Chief Financial Officer
(Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WTA INC.
(Registrant)

Date: November 7, 2003	/s/ Dale E. Parker
Dale E. Parker
President
(Signing on behalf of the Registrant and as the Principal Financial Officer)