Form 10-K
period 2004-01-03
APPLETON PAPERS INC/WI; WTA INC; PAPERWEIGHT DEVELOPMENT CORP
filed 2004-04-02
CIK 1144326, 1166399, 1166365

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended January 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-82084

APPLETON PAPERS INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2556469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 East Wisconsin Avenue Appleton, Wisconsin	54911
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 734-9841

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

See Table of Additional Registrants Below

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

*This report is being filed pursuant to covenants contained in the indenture governing the Registrant’s senior subordinated notes. The Registrant’s reporting obligations have been automatically suspended under Section 15(d) of the Securities Exchange Act of 1934, as amended.

As of February 29, 2004, 100 shares of Appleton Papers Inc. common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. As of February 29, 2004, each of the additional registrants had the number of shares outstanding which is shown in the table below. There is no trading market for the common stock of the additional registrants. No shares of the Registrant or the additional registrants were held by non-affiliates.

Appleton Papers Inc. and WTA Inc. meet the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

ADDITIONAL REGISTRANTS

Exact name of Registrant as specified in its charter	State or other jurisdiction of incorporation or organization	Number of Shares Outstanding as of February 29, 2004	I.R.S. Employer Identification Number	Address, including zip code, and telephone number, including area code, of Registrant’s principal executive office	Registration No.

Paperweight Development Corp.	Wisconsin	12,124,778	39-2014992	825 East Wisconsin Avenue, Appleton, Wisconsin 54911 (920) 734-9841	333-82084-01

WTA Inc.	Delaware	1	51-0329653	Suite1300, 1105 Market Street Wilmington, Delaware 19899 (302) 651-8339	333-82084-02

PART I

Unless stated to the contrary or the context requires otherwise, all references to “Appleton,” “we,” “us,” “company,” or “our” refer to Appleton Papers Inc. and our subsidiaries and predecessors.

Item 1.	Business

Overview

Appleton Papers Inc. creates product solutions for customers and end users through its development and use of coating formulations and applications as well as encapsulation, security, printing and packaging technologies. We operate in four business segments: coated solutions, thermal and advanced technical products, security products and performance packaging.

Coated Solutions

Our carbonless business is the largest component of our coated solutions segment. We produce the NCR PAPER* brand of carbonless paper and we believe we are the world’s largest producer of carbonless paper. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. As part of our coated solutions business, we produce coated products for inkjet printing, point-of-sale displays and other design and print applications. We also offer customers custom coating solutions and the potential for strategic partnerships through our engineered manufacturing solutions, or toll coating, program. This program focuses on our ability to apply barrier and/or printable coatings to substrates.

Thermal and Advanced Technical Products

The thermal and advanced technical products segment consists of our thermal business as well as the development of non-thermal products and related substrates for the transaction and item identification markets. We believe we are the largest manufacturer of direct thermal products in North America. Our products are routinely used for point-of-sale receipts and coupons; event and transportation tickets; lottery and gaming tickets; tags for airline baggage and retail applications; and label products for grocery, shipping, medical and retail applications.

Security Products

Our security business produces products with basic security features that make them resistant to forgery and counterfeiting. From that foundation we are building a comprehensive business that incorporates security technologies including watermarks, taggants, embedded threads and fibers, and machine-readable technologies. We focus our security business on checks, business and government documents, and the emerging brand protection market. In December 2003, we acquired BemroseBooth, which is located in the United Kingdom, to gain greater access to international security product markets. BemroseBooth is a leading provider of “mission critical” secure and specialized print services. BemroseBooth’s products include security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed promotional products such as calendars.

Performance Packaging

In April 2003, we purchased C&H Packaging (Merrill, Wis.) and American Plastics (Rhinelander, Wis.) to enter the performance packaging market and leverage our expertise in coating applications and microencapsulation. C&H Packaging prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial product industries. American Plastics produces high-quality, custom multilayered films and commercial packaging.

We narrowed the focus of our new business development team to performance packaging for both consumer and commercial markets. In October 2003, we changed the name of our new business development team to the performance packaging team to reflect its focus, progress and direction, as well as to communicate specific capabilities to prospective customers.

*	NCR PAPER is a registered trademark licensed to Appleton.

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

In 1978, Appleton Papers Inc., as a subsidiary of B.A.T Industries Limited, acquired the assets of the Appleton Papers division from NCR. In 1990, Appleton, together with The Wiggins Teape Group Ltd., was separated from B.A.T Industries to form Wiggins Teape Appleton p.l.c., a public company listed on the London Stock Exchange. Later that year, Wiggins Teape Appleton merged with Arjomari Prioux SA, a public French paper manufacturer and merchant. Shortly after the merger, the group changed its name to Arjo Wiggins Appleton p.l.c. Appleton operated as an indirect, wholly-owned subsidiary of Arjo Wiggins Appleton p.l.c. until 2001.

On November 9, 2001, as discussed in more detail below, the Appleton Papers employees acquired the Company from Arjo Wiggins Appleton p.l.c. through the use of an employee stock ownership plan. Effective February 3, 2003, we changed our trade name to Appleton. We now use the tagline, “What Ideas Can Do®,” with a new logo as part of our new identity. We have retained Appleton Papers Inc. as our legal name.

Formation of the ESOP

Our 401(k) plan, which was called the Appleton Papers Retirement Savings Plan, was amended and restated effective as of January 1, 2001, in the form of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan, which we refer to as the KSOP or the plan. The KSOP includes a separate employee stock ownership plan component, which we refer to as the ESOP or the Company Stock Fund. The KSOP is a tax-qualified retirement plan that is available to our U.S. employees. The ESOP component of the KSOP is a tax-qualified employee stock ownership plan that has invested and will invest in Paperweight Development common stock.

We offered “eligible participants,” as “named fiduciaries” under the Employee Retirement Income Security Act of 1974, as amended, which we refer to as ERISA, a one-time irrevocable election to direct State Street Global Advisors, the ESOP trustee, to accept the transfer of all or any part of their existing balances in the KSOP and the 401(a) plan to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $107 million, representing an average election by each eligible participant to direct the transfer of approximately 73% of his or her account balance to the Company Stock Fund. On November 9, 2001, the ESOP trustee purchased 100% of the common stock of Paperweight Development Corp. Paperweight Development simultaneously used all the proceeds from the sale of those shares of common stock to finance a portion of the purchase price of the acquisition described below.

Our Acquisition from AWA

On November 9, 2001, Paperweight Development and its then wholly-owned subsidiary, New Appleton LLC, acquired Appleton Papers from Arjo Wiggins Appleton p.l.c., which is now known as Arjo Wiggins, a European manufacturer of paper products, and two of its subsidiary holding companies, which we sometimes refer to as the sellers or as affiliates of Arjo Wiggins. We refer to this transaction as the “acquisition.” The purchase price was $810 million, plus proceeds of $7.4 million from the sale of our Harrisburg facility. We are now a wholly-owned subsidiary of Paperweight Development and the ESOP owns 100% of the shares of common stock of Paperweight Development. Paperweight Development has elected to be treated as a subchapter S corporation for federal and, where recognized, state income tax purposes and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for federal and, where recognized, state income tax purposes. This tax treatment, together with 100% ownership of Paperweight Development’s common stock by the tax-exempt ESOP, has resulted in substantial corporate tax savings and enhanced cash flow. Paperweight Development does not conduct any business apart from undertaking matters incidental to its ownership of stock of its subsidiaries and matters relating to the ESOP and taking actions required to be taken under ancillary acquisition agreements.

Recent Acquisitions

On April 30, 2003, we acquired two privately-held, Wisconsin-based companies, C&H Packaging Company, Inc. and American Plastics Company, Inc. C&H Packaging, located in Merrill, Wis., prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial product industries. American Plastics, located in Rhinelander, Wis., produces high-quality, custom multilayered films and commercial packaging.

In December 2003, we acquired Bemrose Group Limited, a privately-held company headquartered in Derby, England. The group’s operating unit, BemroseBooth, produces security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed promotional products such as calendars.

Our strategy for growth includes strengthening and expanding our presence in certain market segments and broadening our product offerings through acquisitions. We entered the performance packaging segment through our acquisition of C&H Packaging and American Plastics. We added an international presence to our security products segment through the acquisition of BemroseBooth. We have evaluated and will continue to evaluate opportunities to acquire other companies that will help us achieve our business strategies. As a result, we may engage in discussions or, in some cases, negotiations with prospective targets and may make future acquisitions. Any such acquisitions will be subject to limitations contained in our debt instruments. Generally, we will not comment on such discussions or possible acquisitions until a definitive agreement has been executed.

Business Segments

For financial information regarding our business segments, refer to Note 24 of Notes to Consolidated Financial Statements contained below in “Item 8. Financial Statements and Supplementary Data.”

Coated Solutions

The coated solutions segment combines the operations of our carbonless business, which accounted for more than 70% of our total net sales in fiscal 2003, with our specialty business, our inkjet products business and our business of engineered manufacturing solutions, or toll coating services.

Carbonless products are sold in rolls, which account for approximately 80% of sales, and in precut sheets, which account for approximately 20% of sales. Based on our assessment of the U.S. carbonless market, we believe that in 2003 the U.S. carbonless market totaled more than 515,000 tons.

We sell our carbonless roll and sheet products under the NCR PAPER* brand. We offer over 500 grades of carbonless roll and sheet products with nearly 4,000 stock keeping units differentiated by grade, width, length, color and basis weight. We believe we have the broadest carbonless product line in the industry.

We sell about half of our carbonless roll products directly to converters and business forms printers who print carbonless forms. We sell about half of our carbonless roll products and most of our carbonless sheet products to paper merchants who stock and sell carbonless paper to printers.

Our specialty papers business, which consists of our coated inkjet papers, specialty coated printing papers and our engineered manufacturing solutions or toll coating services, had net sales of approximately $14 million in 2003.

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

In a typical three-part business form, three kinds of carbonless paper work together as a system to transfer images cleanly and clearly from one sheet to the next. The top sheet is a CB (coated back) sheet, the back of which is covered with a coating made of millions of microscopic capsules containing colorless dyes. The last sheet is a CF (coated front) sheet, coated on its front side with a coreactant or receiver material. The middle sheet is a CFB (coated front and back) sheet, front-coated with receiver materials and back-coated with dye capsules. As pressure from a pen or printer is applied to the top sheet, the dye capsules on the CB surface break and interact with the CF receiver coating to develop a black or blue image on each copy.

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

The carbonless market experienced rapid growth during the 1980s as carbonless paper replaced carbon tissue-based multipart forms, economic growth fueled increased business activity and forms usage, and businesses began to make greater use of computers, which also increased overall forms demand. Based on our assessment, the U.S. carbonless market peaked in 1994 at approximately 890,000 tons. Since 1994, the U.S. carbonless market has been in decline. The decline is the result of increased use by businesses of competing technologies that do not use impact printing to create images. Examples of such technologies include digital laser, inkjet, and thermal printers, as well as electronic communications.

Based on our assessment, we believe the annual rates of decline in the U.S. carbonless market from 1994 to 1999 were between 1% and 7%, with a compound annual rate of approximately 4% during this period. On the same basis, we estimate that the U.S. carbonless paper market declined by approximately 10% in 2000 and by approximately 8% percent annually from 2001 through 2003, and will decline at a compound annual rate of approximately 9% between 2004 and 2008. We attribute these varying rates of decline to fluctuations in the number of commercial transactions in which carbonless products are used, as well as changes in technological substitution rates. We expect the decline rate for carbonless sheets in the United States to continue to be lower than the decline rate for rolls.

Carbonless Competitors

The U.S. carbonless market is served primarily by three domestic manufacturers—Appleton, MeadWestvaco Corporation and Imation Corp. In the carbonless market, Appleton competes primarily on the basis of product quality, service and price. The U.S. market is also served by a number of foreign competitors. The foreign competitors, who use an aggressive, low-price strategy to sell into the U.S. carbonless market, served approximately 6% percent of the U.S. market. In 2003, we estimate we had over 50% of the U.S. carbonless market.

Thermal and Advanced Technical Products

The thermal and advanced technical products segment consists of our thermal business as well as the development of non-thermal products and related substrates for the transaction and item identification markets.

Currently this business segment consists primarily of direct thermal products. The most popular direct thermal imaging chemistry used today is based on the leuco dye system invented by NCR Corporation and commercially introduced by Appleton in the late 1960s. Thermal paper is used in four principal market segments. The point-of-sale products are used for retail receipts and coupons. Our label products are used for grocery, shipping, medical and retail applications. Our tag and ticket products are used for airline and baggage applications, event and transportation tickets, and lottery and gaming applications. The printer/calculator/chart products are used for medical diagnostic charts and other specialty applications. The point-of-sale and label segments combined account for nearly 80% of the U.S. and Canadian thermal market.

We estimate that in 2003 the growing U.S. and Canadian thermal market was more than 175,000 tons and that total thermal consumption outside the United States and Canada was more than double that amount. Market demand for thermal paper continues to grow as new applications are developed that utilize the benefits of thermal technology.

We sell our point-of-sale products to printers and converters who in turn sell to end-user customers or to resellers such as office supply stores, office superstores, warehouse clubs, mail order catalogs, equipment dealers, merchants and original equipment manufacturers.

Thermal label products are sold to companies who apply pressure sensitive adhesive coatings and release liners and then sell these products to label printers. Thermal tag, ticket and chart grades are sold to specialty printing companies who convert them to finished products such as entertainment, lottery and gaming tickets, tags, coupons and medical charts.

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

The type and amount of dye, coreactant and sensitizer used to produce direct thermal paper affects the temperature at which the image-forming reaction occurs on the paper. Thermal printers provide the heat energy that helps to form an image on the thermal paper.

The U.S. and Canadian thermal market experienced strong growth during the 1990s and is expected to continue growing as the advantages of thermal printing systems become more widely recognized. These advantages include their competitive cost, quiet operation, cleanliness, speed, high print quality, reliability, portability and their use of a single consumable (thermal paper) versus other printing systems that require paper and ink or toner cartridges.

Based on our assessment, we estimate that the annual rates of growth in the U.S. and Canadian thermal market from 1995 to 2003 were between 1% and 13% and averaged 7% for the period. Based on our assessment, we believe this market will continue to grow at a compound annual rate of more than 3% between 2004 and 2008. Sales of thermal products have not been significantly impacted by seasonality.

Thermal Competitors

We believe we had nearly 40% of the combined U.S. and Canadian thermal market in 2003. In 2003, other significant thermal producers included Koehler AG, Kanzaki Specialty Papers, Ricoh Company, Ltd. and Mitsubishi Paper Mills Company Ltd. Kanzaki and Ricoh are domestic producers, while Koehler and Mitsubishi are based abroad.

There are a number of other foreign competitors who have a presence in the United States and Canada. Appleton competes primarily on the basis of service, product quality, breadth of product offering and price.

Security Products

Our security business produces products with basic security features that make them resistant to forgery and counterfeiting. From that foundation we are building a more comprehensive business that incorporates security technologies including watermarks, taggants, embedded threads and fibers, and machine-readable technologies to address the sophisticated fraud and security problems that more and more companies face. We focus our security business on checks, business and government documents, and the emerging brand protection market. In December 2003, we expanded the scope of our security products business by acquiring BemroseBooth, a provider of secure and specialized print services headquartered in Derby, England.

Security Product Description

In 1994, Appleton introduced DocuCheck™ Security Papers to provide reliable protection focused on the check market. We then introduced DocuMark™ Custom Watermark products, which provide a proprietary method for increasing the security of a range of documents. DocuMark™ Signature Watermarks are designed for applications such as vital records, titles, certificates and other official/high-value documents. Those three security products utilize watermarks and visible threads or fluorescent fibers embedded in the substrate that enable authentication of original documents and deter counterfeiting. Our TechMark™ Intelligent Solutions products use digital coding features to provide authentication and identification. AssurMark™ Security Label Substrate uses a tamper-evident feature and covert authentication to deter remarking and counterfeiting fraud. Sales of our security products have not been significantly impacted by seasonality.

BemroseBooth products include security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed calendars. Sales of some of BemroseBooth’s printed products are affected by seasonality. Demand for their printed calendars and diaries peaks in the fourth quarter while sales of gift vouchers and similar products aimed at the retail segments typically increase at the same time.

Security Competitors

Our security competitors include Boise Cascade Corporation, MeadWestvaco Corporation, JB Rolland Papers Ltd., Portals Bathford, Arjo Wiggins, Communisis p.l.c., De La Rue International and Magnadata International Ltd. We believe we have a 5% share of the worldwide market for check paper and a smaller share in the secure document market. We believe no single producer has a significant share of the emerging brand protection market.

Performance Packaging Products

We entered the performance packaging business in 2003 with the acquisition of C&H Packaging Company, Inc. and American Plastics Company, Inc. C&H Packaging prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. American Plastics produces high-quality, custom multilayered films and commercial packaging. In addition, we are using our coating and converting capabilities to develop and produce coated and composite structure substrates for the packaging industry.

Performance Packaging Description

C&H Packaging prints multilayered, plastic barrier films. The company’s flexible packaging converting operation produces pouches, semi-rigid packaging, lidding films, films for dry condensed dairy products, forming and nonforming films, cheese and snack food films, and custom packaging.

American Plastics manufactures multilayered, coextruded barrier films and also produces vacuum bags and pouches from those films.

Examples of our organic growth in performance packaging include our introduction of MoistureBloc™ for Folding Cartons. This product is a barrier packaging substrate engineered to protect consumer dry goods like detergents, powdered milk, rice, potato flakes and baby cereal. Moisture Bloc™ for Ream Wrap is a recyclable, moisture-resistant, barrier wrap designed to protect reams of paper and other substrates.

Performance Packaging Competitors

The Flexible Packaging Association estimates that the U.S. flexible packaging market (which includes performance packaging) generates $20 billion in annual sales and employs approximately 90,000 people. Flexible and performance packaging operations range from small manufacturing companies with single facilities to large integrated corporations with up to 30 individual plant locations. The largest market for performance packaging is food, accounting for over 50 percent of shipments.

We have many performance packaging competitors including Winpak, Printpak Inc., Pliant Corporation, Kendall Packaging Corporation, Cadillac Products Packaging Company, American Packaging, Clear Lam Packaging Inc., Progressive Packaging Ltd. and others. Large producers such as Curwood and Pechiney Plastic Packaging may also be competitors in some market situations. We believe that, collectively, Appleton, C&H Packaging and American Plastics do not have a significant share of the performance packaging market. Sales of our performance packaging products are positively affected by the fourth quarter holiday season. Sales then tend to be slowest in the first quarter of the year.

Geographical Financial Information

Our revenues from customers attributed to the U.S. were $721.7 million in fiscal 2003, $768.3 million in fiscal 2002, $94.8 million in the 2001 successor period and $726.6 million in the 2001 predecessor period. Our revenues from customers attributed to foreign countries were $139.8 million in fiscal 2003, $129.7 million in fiscal 2002, $18.2 million in the 2001 successor period and $116.3 million in the 2001 predecessor period. As a result of the BemroseBooth acquisition in December 2003, we held approximately $71 million in long-lived assets in foreign countries as of January 3, 2004 and approximately $617 million in the U.S. as of January 3, 2004. For fiscal years 2002 and 2001, we did not hold a material amount of long-lived assets in foreign countries.

Research and Development and New Business Development

Research and development plays a vital role in our position as a leader in our chosen markets. Ongoing investment in research and development has enabled us to develop core competencies in the encapsulation process, specialty coating chemistry, coating application systems and security technologies.

Our R&D professionals are aligned with our business units (coated solutions, thermal and advanced technical products, security products and performance packaging). They work on cost reduction, product line extensions, new product development and technology transfer and development.

Our technology development team works to leverage and expand our expertise in coating applications, coating formulations, microencapsulation, security and other technologies.

We incurred $18.0 million in research and development costs in fiscal 2003 related to the development of new products and significant improvements to existing products. We expect to incur a similar amount in 2004.

Sales, Marketing and Distribution

We promote and sell our products through our own sales and marketing organization. Our sales personnel operate from field locations. Our marketing employees work to obtain and analyze market data, work with research and development personnel to develop new products and value-added services and provide support for our products. Our technical service representatives assist customers with product applications and improvements and complaint resolution by telephone and in person at customer locations. Our customer service representatives receive customer orders, establish delivery dates and answer inquiries about stock availability and order status.

We operate a network of eight distribution centers to store our products and distribute them to customers. Distribution centers are located in Appleton, Wisconsin; Harrisburg, Pennsylvania; Independence, Kentucky; Kansas City, Kansas; Portland, Oregon; Los Angeles, California; Atlanta, Georgia; and Peterborough, Ontario, Canada.

Customers

We currently have 32 merchant customers that stock and redistribute our carbonless sheet products on a national or regional basis through over 400 locations. Some of those merchants also stock and redistribute our performance packaging products. We sell our carbonless rolls directly to 80 printer and converter customers. We also sell our carbonless rolls to over 400 forms printers through merchants on a drop-shipment basis. In those cases, we deliver our products from our distribution centers and provide customer support directly to the printer while the merchant bears the credit risk of nonpayment. We believe that during 2003 we were essentially the sole provider to over 80% of our carbonless customers.

We primarily sell our thermal products directly to converters who cut and rewind large rolls into smaller rolls, print and otherwise further process the paper based on end-user needs. In addition, we believe we were essentially the sole provider to two of our ten largest thermal customers and that we sold product to more than 80% of all potential thermal customers in the North American market in 2003.

We sell our security products to check and other security printers who print checks, titles, certificates and other secure documents. Customers for BemroseBooth products include many of the United Kingdom’s biggest brand names in retail, telecommunications, financial services and transportation.

We sell performance packaging products produced by C&H Packaging and American Plastics to the food processing, household and industrial products industries as well as to packaging producers and film converters.

Sales to Unisource Worldwide, Inc. accounted for approximately 13% of our 2003 net sales and sales to xpedx accounted for approximately 10% of our 2003 net sales.

Customer Focused Quality

Customer Focused Quality (CFQ) means meeting or exceeding customer expectations in all aspects of every transaction with our company. This approach to serving customers has become the core of our company culture, the hallmark of our competitive reputation and a point of differentiation from our competitors.

CFQ is a dynamic process designed to engage all our employees. The process requires employees to identify their internal and external customers, define customer expectations, establish performance measures for meeting those expectations, and create a plan for continuous improvement. We believe that our employees’ ongoing commitment to CFQ significantly contributes to our ability to meet our business objectives.

Working Capital Practices

We maintain finished goods inventories at levels that enable us to provide approximately 99% availability of stock items and next day delivery to approximately 85% of our coated solutions and thermal and advanced technical products customers. We also maintain raw material inventories at levels consistent with demand for both stock and custom orders. The custom order lead times currently range from 10 to 21 days for carbonless products and approximately 21 days or less for thermal and advanced technical products. Our accounts receivable management practices, including terms of sale, are designed to accommodate the competitive differences of each business segment.

American Plastics maintains finished goods inventory for a limited stocking program to ensure 48-hour availability on those stock items while custom order lead times are generally in the range of 3 to 6 weeks. Raw material inventories reflect expected customer demand, supplier lead times and economic order quantities. Accounts receivable are managed in a manner consistent with industry practice.

A significant share of C&H Packaging’s volume is custom order business and raw materials are purchased as orders are received from customers. Most of these orders are on a make-and-ship basis. Order lead times are typically 4 to 5 weeks for rollstock and 5 to 6 weeks for pouches. Accounts receivable management practices reflect the competitive requirements of the business.

BemroseBooth has a mix of stock and custom orders. Raw material and finished goods inventories for stock items are consistent with historic order patterns and estimated demand. Raw materials for custom orders are purchased against those specific orders and the finished product is shipped immediately upon completion. Accounts receivable management practices are consistent with the industry.

Order Backlogs

In our coated solutions business, over 75% of orders call for stocking grades and a majority of sales of those stock products are delivered one day following the order. Less than 25% of our sales of coated solutions products derive from custom orders. The mix of orders in our thermal and advanced technical products business is approximately 70-75% stock and 25-30% custom. For competitive reasons we strive to maintain custom order lead times in a range of 10 to 21 days for coated solutions products and 21 days or less for thermal and advanced technical products. As of each year-end 2001, 2002 and 2003, products “ordered not shipped” totaled approximately 2% of our total annual shipment volumes of coated solutions and thermal and advanced technical products.

American Plastics’ order backlog consists primarily of custom orders scheduled so as to make the most efficient utilization of machine time. Backlogs typically cover 4 to 8 weeks of customer orders and include some advance or blanket orders placed by customers covering their requirements for the next several months.

C&H Packaging, because of the predominantly custom order nature of the business, generally reports backlogs in the range of 6 to 8 weeks, with some of these orders representing customers’ requirements for a number of months, perhaps for the entire year. At year-end 2003, the value of products “ordered not shipped” approximated 15% of annual shipments.

A significant share of BemroseBooth’s business derives from custom orders and is managed in terms of contractually agreed delivery dates. Typically, in excess of 95% of these orders are delivered on time. In the promotional products segment of their business, many of these products (e.g., calendars and gift vouchers) are shipped well in advance of the calendar year-end and there is, effectively, no order backlog.

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

We manufacture all our thermal paper on off-machine coaters at the Appleton plant. We mix the specialized dyes, coreactants and stabilizers required for the thermal image reaction and apply those and other needed coatings to base stock, often in a continuous process in which the paper is coated and dried up to three times in a single pass through a coating machine. Significant technical challenges in coating thermal paper include both applying expensive coating materials in an efficient manner and drying the coated paper at low heat to prevent image reaction.

Paper machines and off-machine coaters are large, complex machines that operate most efficiently when operated continuously. Paper machine production and yield decline when a machine is stopped for grade changes in coatings, basis weight, color or width. Therefore, we organize our manufacturing processes so that all our paper machines and most of our coaters run almost continuously throughout the year. We schedule our higher volume, longer runs of carbonless products at our pulp and paper mills located in West Carrollton and Roaring Spring. Shorter runs of carbonless products as well as thermal and specialty coated products are produced on coaters at the Appleton plant.

The Appleton plant also produces all of our carbonless sheet products. As the demand for carbonless paper continues to decline, which we expect to occur, we will move carbonless production to our mills. We intend to utilize the open capacity at the Appleton plant for the production of technical products and new products developed through our new product development efforts.

The Roaring Spring mill is a fully integrated pulp and paper mill. Two of the mill’s three paper machines produce carbonless products while a third machine produces our security products. We are investing $8 million to upgrade and expand the production capabilities of two of the mill’s paper machines to increase the range and scope of their abilities to manufacture security products.

The West Carrollton mill is the focus of our recycling operations. The mill features extensive waste paper processing and deinking operations. West Carrollton’s three paper machines produce carbonless and thermal base stock and finished carbonless paper products.

C&H Packaging is an integrated pre-press, printing, laminating and converting operation. C&H Packaging prints multilayered, plastic films on high-speed, multicolor, flexographic printing presses using waterborne ink systems. The flexible packaging converting operation produces pouches, semi-rigid packaging, lidding films, films for dry condensed dairy products, forming and nonforming films, cheese and snack food films, and custom packaging.

American Plastics manufactures multilayered, coextruded barrier films and also produces vacuum pouches from those films.

BemroseBooth produces its secure mail, promotional, security and information products at its manufacturing site in Derby, England. The company manufactures its transit and parking products at Hull. The high-integrity mailing operations are focused in Teesside.

Raw Materials

Our principal raw materials consist of base stock, chemicals, pulp, wastepaper and packaging. In fiscal 2003, those materials made up approximately 50% of the annual cost of goods sold. Our largest raw material component is base stock, which was approximately 20% of our cost of goods sold in fiscal 2003. Most of our externally purchased base stock, which are rolls of uncoated paper used in the production of coated paper products, is acquired from four sources with whom we have pricing and volume target purchase agreements. These agreements protect us to some extent from the significant pricing cycles for pulp and commodity paper products.

Approximately 10% of our cost of goods sold in fiscal 2003 was for pulp, wood and wastepaper used in the Roaring Spring and West Carrollton paper mills. While wastepaper and pulp prices are subject to swings in the supply and demand cycle for pulp and commodity papers, we seek to reduce the impact of those swings in the pulp and commodity paper cycle by negotiating price and volume agreements for pulp and by purchasing wastepaper through a national broker.

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

We are a party to two significant chemical supply agreements, one of which is with Nisseki Chemical Texas Inc. and commenced January 1, 2002. Under this agreement we purchase primary solvents, which are a key component in our carbonless paper manufacturing process. The cost of those purchases was approximately 5% of our total 2003 chemical purchases. Pursuant to this agreement, we are obligated to purchase a significant portion of primary solvents through December 31, 2007. The agreement continues year to year after 2007 until either party terminates the contract.

We are also a party to a chemical supply agreement with ESCO Company Limited Partnership, Mitsui Toatsu Chemicals, Inc. and Yamamoto Chemicals, Inc., which commenced July 1, 1997. Under this agreement, we purchase black color formers, which are chemicals that interact with other chemicals to form a black marking. The cost of those purchases was approximately 14% of our 2003 chemical purchases. Pursuant to this agreement, we are obligated to purchase a significant portion of our black color former needs through June 30, 2007.

We are also party to a significant base stock supply agreement with Appleton Coated LLC, which commenced December 30, 2001. The cost of those purchases was approximately 64% of our total 2003 base stock purchases. Pursuant to this agreement, which was amended effective as of December 28, 2003, we are obligated to purchase 75,000 tons of base stock during 2004 and 40,000 tons of base stock in 2005. The term of this agreement, as amended, expires on January 1, 2006.

Principal raw materials used at C&H Packaging are mono and multilayered plastic films, inks and adhesives. The primary raw material used at American Plastics is resin pellets made from polyethylene, ethylene vinyl alcohol copolymer (EVOH) or nylon. At BemroseBooth raw material purchases mainly comprise paper, self-adhesive laminates, inks and hologram foil.

Information Technology

We have completed the first two waves of our enterprise resource planning conversion project known as Project Venture. This conversion of our computer system software is intended to optimize our business operations and expand our capabilities to accommodate business growth. The first wave involved the financial and nonstock procurement processes. The second wave focused on the order-to-cash cycle (order entry, pricing, distribution, inventory planning, invoicing and accounts receivable). The third and final wave involves our manufacturing and stock procurement processes and is expected to begin in the second quarter of 2004 and be completed during the second half of 2004. The third wave of Project Venture will be implemented at each manufacturing site beginning with West Carrollton in May 2004. Prior to implementing the third wave of Project Venture, we will upgrade our computer hardware to accommodate the additional transaction volume. We anticipate that our total expenditures for Project Venture will be approximately $23 million.

Employees

As of February 29, 2004, we employed 3,348 persons, of whom 1,969 were covered by union contracts. Of our 2,558 U.S. employees, 2,353 currently have an investment in the Company Stock Fund of our KSOP, including 1,446 of our 1,514 U.S. union employees.

Manufacturing employees at our major manufacturing facilities in Appleton, Roaring Spring and West Carrollton are represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union, or PACE. We entered into long-term labor contracts for all three of these facilities early in 2001. The labor contracts at our Appleton and West Carrollton facilities will expire in 2006 and the Roaring Spring labor contract will expire in 2007. As of February 29, 2004, 1,514 employees were covered by the labor contracts at these three facilities.

PACE also represents employees at the Appleton, Harrisburg and Edwardsville distribution centers. Employees at the Peterborough, Ontario, Canada facility are represented by Independent Paperworkers of Canada. Employees at the Portage, Wisconsin plant and our other distribution centers in Georgia, Kentucky, California and Oregon, as well as C&H Packaging and American Plastics, have chosen not to be represented by a union. Office employees have also chosen not to be represented.

Manufacturing employees at our Derby and Hull manufacturing facilities in the United Kingdom are represented by Graphical, Paper and Media Union. These employees are covered by a national labor agreement that is reviewed annually in April by the Graphical, Paper and Media Union and the British Printing Industries Federation. As of February 29, 2004, 455 United Kingdom employees were represented by the union. Employees at the Teesside, England facility have chosen not to be represented by a union.

We have enjoyed good labor-management relations over an extended period of time. There have been no work stoppages over the last 30 years. We believe this long-term relationship has been critical in developing efficient manufacturing sites and a workforce that is highly committed to Customer Focused Quality and the success of our company.

Intellectual Property

Our wholly-owned subsidiary, WTA Inc., owns approximately 70 unexpired U.S. patents, through assignment from Appleton, covering carbonless and thermal paper products and manufacturing technologies, with foreign counterparts in Canada, Europe and Japan. We have also licensed technology from other paper manufacturers mainly involving non-critical manufacturing processes or materials used in such processes. Together with NCR, we have licensed technology to Kanzaki Specialty Papers, Nippon Paper Industries Co., Ltd., formerly Jujo Paper Company, Ltd. and Yamamoto Chemicals Inc.

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

We are subject to the following material environmental laws and regulations:

•	the Comprehensive Environmental Response Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act, which governs the identification, reporting and cleanup of hazardous substances that have been released into the environment;

•	the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act and Hazardous and Solid Waste Amendment, which governs the disposal of solid waste and the identification, treatment and disposal of hazardous waste;

•	the Toxic Substances Control Act, which governs the regulation of hazardous chemical substances, such as asbestos, polychlorinated biphenyls, radon and lead;

•	the Federal Water Pollution Control Act, as amended by the Clean Water Act, which governs the regulation of the discharge of pollutants into navigable waters;

•	the Clean Air Act, which governs the regulation of the emission of contaminants into the atmosphere;

•	the Emergency Planning and Community Right-to-Know Act, which governs the reporting and emergency notification of hazardous and toxic chemicals used in or released from a facility;

•	similar state statutes and regulations; and

•	United Kingdom Environmental Protection Act 1990 and Health and Safety At Work Act 1974 including various regulations under these statutes.

Compliance with these laws and regulations is an increasingly important factor in our business. We expect to incur capital expenditures of approximately $2 million in 2004 and $17 million from 2005 through 2008 and to continue to incur expenditures after 2008 in order to maintain compliance with applicable federal, state and local environmental laws and regulations and to meet new regulatory requirements. Compliance with these regulatory requirements is likely to increase our expenses, reduce our earnings and adversely affect the operating flexibility of our manufacturing operations, which could harm our competitive position, especially relative to foreign competitors who may not be subject to the same restrictions and attendant compliance costs.

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

Roaring Spring Mill

The Roaring Spring mill operates under various state and federal permits for discharges and emissions to air and water. We have submitted to the State of Pennsylvania, and received state approval for, a landfill closure plan for a non-hazardous clay-lined landfill that is present at the Roaring Spring mill. We received State approval for and closed our clay-lined landfill in 2003. We estimate our long-term groundwater monitoring costs to be up to $725,000 in aggregate over the next 30 years.

Appleton Plant

The Appleton plant operates under various state and federal permits for discharges and emissions to air and water. Except for the Fox River matter, described below, there are no known material liabilities with respect to environmental compliance issues at the Appleton plant.

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

Merrill and Rhinelander Plants

Our C&H Packaging and American Plastics plants in Merrill, Wisconsin and Rhinelander, Wisconsin, respectively, operate under various state and federal permits for discharges and emissions to air and water. There are no known material liabilities with respect to environmental compliance issues at these plants.

United Kingdom Manufacturing Facilities

Our three BemroseBooth manufacturing facilities in Derby, Hull and Teesside operate under various permits for discharges and emissions. There are no known material liabilities with respect to environmental compliance issues at these facilities.

Lower Fox River

Introduction. Various state and federal government agencies and Native American tribes have asserted claims against us and other parties with respect to historic discharges of PCBs into the Lower Fox River in Wisconsin.

Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. Wastewater from the Appleton plant, the Combined Locks paper mill now owned by Appleton Coated LLC (which is still owned by AWA’s ultimate parent) and from other local industrial facilities carried PCBs into the Lower Fox River during this time period. As a result, there are allegedly eleven million cubic yards of PCB-contaminated sediment spread over 39 miles of the Lower Fox River. Low levels of PCBs have also been washed by the Lower Fox River into Green Bay, which is part of Lake Michigan.

In June 1997, the EPA published notice that it intended to list the Lower Fox River on the National Priorities List of Contaminated Sites pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act, which we refer to as CERCLA, or Superfund. The EPA identified seven potentially responsible parties, or PRPs, for PCB contamination in the Lower Fox River, including NCR and our company as the former and current owners and operators of the Appleton plant, and the owners of five paper reprocessing mills located on the Fox River, including Georgia-Pacific, P.H. Glatfelter Company, WTM I Co., owned by Chesapeake Corporation, Riverside Paper Corporation and U.S. Paper Mills Corp., which is now owned by Sonoco Products Company.

Remedial Action. On January 7, 2003, the DNR issued a Record of Decision (the “ROD”), with which the EPA concurred, on the first two segments of the river, which are largely upstream of the Appleton plant. The ROD provides for dredging in the first segment and monitored natural recovery in the second segment. However, the ROD also provides that up to 25% of the remedy in the first segment may consist of capping if dredging proves not to be cost-effective and certain conditions are met. It is our position that neither Appleton nor NCR has any responsibility or liability for PCB contamination in the first segment of the Lower Fox River. On July 28, 2003, the DNR and EPA issued a ROD covering the third, fourth and fifth segments of the Lower Fox River (which includes Green Bay) which also provides for substantial dredging in that portion of the river.

In the two RODs, the DNR estimates total costs for the Lower Fox River remedial action plan of approximately $400 million, an increase of $67 million over prior estimates, over a 7 to 18 year time period. Most of the estimated costs pertain to the removal of large quantities of sediment from the Lower Fox River by dredging, dewatering of the dredged materials, treatment of the dredge water and off-site disposal of the remaining solids. Based on cost estimates of large-scale dredging response actions at other sites and many subjective assumptions regarding the work to be done, engineers engaged by several of the PRPs have estimated that the cost of remediation work in the Lower Fox River could be between $740 million and $1.6 billion. The DNR strongly disputes this analysis and continues to believe that its cost estimates are accurate.

We do not believe that the remedial action proposed by the DNR in the two RODs is appropriate or cost-effective. We, along with the other PRPs, have developed a substantial body of evidence that we believe demonstrates that selection of alternatives involving active, river-wide remediation, particularly massive dredging, would be inappropriate and unnecessary. There is ongoing, vigorous debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage contaminated sediments. Although we believe that the remedy adopted in the RODs is inappropriate and may be substantially modified and improved over time through further design and experience, the issuance of the RODs greatly reduces the uncertainty about the remedy that will be selected by the EPA and DNR for the remaining three segments of the Lower Fox River.

Natural Resource Damages (“NRD”). In October 2000, the FWS released a proposed restoration and compensation determination plan presenting the federal and tribal natural resource trustees’ planned approach for restoring natural resources injured by PCBs and calculating the potential natural resource damages under different remedial action scenarios. The final NRD valuation will depend on the extent of PCB cleanup; however, the proposed plan estimates that natural resource damages will fall in the range of $176 million to $333 million for all PRPs in the aggregate. The total costs estimated by the DNR, EPA and FWS for the proposed remediation and NRD discussed above range from $576 million to $733 million. Over the past several years and at various natural resource damage sites, the FWS and other government agencies have settled NRD claims for amounts substantially less than original estimates or claims. In June 2002, the state and federal trustees announced a proposed settlement of their NRD claims against Fort James Operating Company, a subsidiary of Georgia-Pacific Corporation (“Fort James”), the owner of one of the reprocessing mills. Under the settlement, Fort James would pay for or conduct restoration projects with a total cost of approximately $12 million. The proposed settlement has been challenged by an environmental group in a case pending before the U.S. District Court in Milwaukee. We anticipate the actual costs for the PRPs to settle NRD claims related to the Lower Fox River will be significantly less than the initial range of $176 million to $333 million.

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

A study performed by the FWS in 2000 provided a preliminary estimate of the amount of PCBs discharged into the Lower Fox River by each PRP and concluded that the discharges from the Appleton plant and the Combined Locks paper mill (which we formerly owned and which is now owned by an affiliate of AWA) represented a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates have not yet been finalized by the FWS and may be revised. However, the FWS analysis, when completed, will not be binding on the PRPs. The final allocation of liability among the PRPs will be determined by negotiation, litigation or other dispute resolution processes. Based on historical and technical analyses performed by environmental engineers we have engaged, we believe that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total discharged by all the PRPs. A portion of our potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay their respective share(s) of the potential liability, we could be responsible for a portion of their share(s). Based on a review of publicly available financial information about the other PRPs, we believe that the other PRPs will be required, and have adequate financial resources, to pay their share of the remediation and natural resource damage claims for the Lower Fox River.

Interim Restoration and Remediation Consent Decree. We entered into a consent decree on December 10, 2001 with NCR, the DNR, the Wisconsin Department of Justice, the EPA, the FWS, the U.S. Department of Justice, the National Oceanic and Atmospheric Administration, and the Oneida and Menomonee Indian Tribes, which are collectively referred to as the intergovernmental partners, or IGP. Pursuant to the consent decree, we and NCR agreed to provide up to $41.5 million over a period of four years, up to a maximum of $10.4 million per year, for interim restoration and remediation efforts directed by the IGP. We and NCR will each pay approximately half of the amounts paid under the consent decree. Through the end of 2003, we have paid approximately $8.2 million under the consent decree. Under the consent decree, the IGP agree not to sue or take administrative action against us and NCR during the four-year period including pursuant to any claims that could be made as a result of the issuance of the ROD. The consent decree does not constitute a final settlement with the IGP or provide protection against future claims against us and NCR; however, under the decree, we and NCR will receive full credit against remediation costs and NRD claims for all monies expended for restoration and remediation of the Lower Fox River during the interim period including pursuant to any claims that could be made as a result of the issuance of the RODs.

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

However, the issuance of the RODs greatly reduces the uncertainty about the remedy that will be implemented for the Lower Fox River and provides us the ability to reasonably estimate our potential liability. Accordingly, we have created a reserve for this environmental liability. During 2003 the total reserve was accreted by $5.9 million while payments against the reserve totaled $6.9 million. This resulted in a remaining reserve of $109.1 million as of January 3, 2004, of which $9.8 million is recorded in other accrued liabilities and $99.3 million is recorded as an environmental liability.

As discussed below, AWA has agreed to indemnify us for certain liabilities related to the Lower Fox River. At January 3, 2004, the total indemnification receivable from AWA is $86.8 million, of which, $9.8 million is recorded in other current assets and $77.0 million is recorded as an environmental indemnification receivable. The $22.3 million difference between the reserve and the indemnification receivable represents the discounted share of Lower Fox River costs for which we are responsible. A $21.0 million charge was recorded within earnings in 2002 and has accreted to $22.3 million during 2003. This discounted share was calculated using a discount rate of 6.0%, which represents our estimate of the fair market interest rate at which this liability could be settled in an arm’s length transaction. This $21.0 million amount will accrete to $25.0 million by the end of 2005.

We used the estimates described below, including the most recent government agency estimates, in evaluating our total Lower Fox River environmental liability:

•	total costs for remediation of $480 million, based on the DNR’s estimate of $400 million in total costs for remediation, plus a 20% contingency;

•	the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than our estimate (we assume that Appleton and NCR are primarily responsible for only the discharges from our plant and our former mill and not for other discharges);

•	costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less, based on the IGP’s $12 million settlement of NRD claims against Fort James;

•	our responsibility for approximately half of the claims asserted against Appleton and NCR, based on our interim settlement agreement with NCR, the terms of which are confidential; and

•	$20 million in fees and expenses.

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

Under the indemnification agreements, we will be indemnified for the first $75 million of Fox River Liabilities and for those in excess of $100 million. We are responsible for the $25 million of liabilities between $75 million and $100 million. The indemnification agreements provide that it is the intent of the parties that at no time will we or Paperweight Development be required to fund any costs and expenses relating to the Fox River Liabilities for which we or Paperweight Development will be indemnified. Pursuant to these agreements, AWA paid $20.9 million in connection with the Fox River Liabilities through 2003.

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
(unless reduced as described below)

The amounts available under the AIG insurance policy were determined as a result of negotiations with AWA and are not based on any particular cost estimates. We believe that the $250 million available under the AIG insurance policy will be in excess of our ultimate liability for remediation of the Lower Fox River even if (a) the costs of remediation were to be twice the government agencies’ estimate of $400 million, (b) our NRD settlement were to be twice the $12 million obtained by Georgia-Pacific, and (c) our combined share with NCR of all of these liabilities were to be substantially more than any estimate of our share of PCB discharge.

The AIG insurance policy was designed to provide a funding source to satisfy the Fox River Liabilities and other liabilities. As such, the policyholder (described below) has designated a third party administrator to manage the various environmental issues that arise with respect to the Lower Fox River. This administrator works with our employees as negotiations and discussions occur with governmental authorities and third parties. As we incur costs and expenses that constitute Fox River Liabilities, we submit invoices to the administrator, which are in turn submitted to AIG and then paid under the AIG insurance policy. As noted above, the indemnification agreements negotiated with AWA and the AIG insurance policy are designed to ensure that we will not be required to fund any costs and expenses for the Fox River Liabilities and to assure us, the ESOP Trustee and our lenders and investors that we will not have to rely on AWA itself to make these payments. This arrangement is working as designed.

The AIG insurance policy will not terminate sooner than the stated maturity of our senior subordinated notes unless we experience certain types of changes of control and provided we comply with the provisions of the senior credit facility and senior subordinated notes, including provisions that could require us to repay or offer to repay that indebtedness. The AIG insurance policy will be extended beyond the stated maturity of the senior subordinated notes, which we refer to as an extension period, (1) for up to three years if a designated arbiter is not able to determine that we will have sufficient internal cash to repay the senior subordinated notes at stated maturity, or if the designated arbiter determines we will have sufficient cash but we do not actually repay the senior subordinated notes or irrevocably deposit funds sufficient to repay them or (2) for up to five years if AWA shall have committed a payment default under its indemnification obligations in excess of $1 million that is not cured within 60 days of written notice. The amount of coverage required under the AIG insurance policy during an extension period will be the lesser of (1) two times the excess of the required remaining indemnification payments during the extension period over funds available from the net worth protection described below and the amounts otherwise available under the policy after December 15, 2008 from the stream of payments we refer to as the annuity as determined by a designated arbiter or (2) the amount of coverage available under the AIG insurance policy remaining on the first day of the extension period.

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

The indemnification agreements provide that AWA can elect to control and manage the Fox River Liabilities with the cooperation and assistance of our personnel. We have agreed to make certain of our employees available to AWA at its cost to assist with discussions and negotiations with the EPA, the DNR, the FWS and other governmental agencies. AWA is controlling and managing the Fox River Liabilities with our assistance.

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

AWA’s indemnification obligation to us is also discussed in Notes 3 and 19 of Notes to Consolidated Financial Statements.

Item 2.	Properties

We own or lease the facilities reflected in the table below. We believe that our plants and facilities have been well maintained, are in good condition, are suitable for their respective operations and provide sufficient capacity to meet production requirements.

Location	Description	Approximate Square Footage	Status
Appleton, Wisconsin (Wisconsin Ave.)	Headquarters Office and Manufacturing Plant	885,000	Owned
Portage, Wisconsin	Capsule Manufacturing Plant	44,000	Owned
Roaring Spring, Pennsylvania	Pulp and Paper Mill	634,000	Owned
West Carrollton, Ohio	Pulp and Paper Mill	750,000	Owned
Merrill, Wisconsin	Flexible Plastics Printing and Converting Plant	128,000	Owned
Rhinelander, Wisconsin	Film and Commercial Packaging Plant	60,000	Owned
Derby, England	Headquarters Office and Manufacturing Plant	224,000	Owned
Derby, England	Manufacturing Plant	28,000	Lease expires 3/25/06
Hull, England	Manufacturing Plant	81,000	Owned
Teesside, England	Manufacturing Plant	23,000	Lease expires 2/21/10
Wednesbury, England	Warehouse (Vacant)	28,000	Lease expires 3/25/13
Appleton, Wisconsin (East Warehouse Road) (1)	Warehouse	430,000	Lease expires 11/30/05
Appleton, Wisconsin (Kensington Drive) (1)	Distribution Center	360,000	Lease expires 12/31/04
Independence, Kentucky	Distribution Center	350,000	Lease expires 3/31/06
Harrisburg, Pennsylvania	Distribution Center	300,000	Lease expires 8/16/06
Ontario, California	Distribution Center	260,000	Lease expires 5/31/05
Edwardsville, Kansas	Distribution Center	240,000	Lease expires 12/28/05
McDonough, Georgia	Distribution Center	210,000	Lease expires 3/31/07
Portland, Oregon	Distribution Center	50,000	Lease expires 1/31/07
Peterborough, Ontario, Canada	Distribution Center	60,000	Lease expires 12/31/04

(1)	The East Warehouse Road and Kensington Drive facilities are operated as a single distribution center.

Our performance packaging business is primarily operated at the Merrill and Rhinelander, Wisconsin locations. A significant portion of our security business is operated at the Derby, Hull and Teesside, England locations.

Between fiscal 1999 and fiscal 2003, we invested approximately $238 million in capital improvements, approximately $186 million of which was spent at our manufacturing facilities. The primary goal of this capital spending was to improve manufacturing efficiencies, product quality and cycle time. Of the $186 million spent at our manufacturing facilities, approximately $20 million was spent to comply with applicable environmental regulations. Through fiscal 2003, we spent approximately $20 million on our enterprise resource planning conversion project known as Project Venture. This project is expected to be completed in 2004.

We also maintain 9 field sales offices in the U.S., all of which are in leased premises under short-term leases.

Item 3.	Legal Proceedings

From time to time we may be subject to various legal proceedings and other claims arising in the ordinary course of our business. Other than the Ellis, Cinquanti, McLaughlin and Marks v. Appleton Papers Inc. case described below and the Lower Fox River matter described above, we do not believe that any pending or threatened legal proceedings or other claims will have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

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

There is no established trading market for the common stock of Paperweight Development, Appleton or WTA Inc. All of the outstanding shares of Paperweight Development are owned of record by the KSOP, in which there are approximately 2,581 participants who have invested in the Company Stock Fund. All of the outstanding shares of Appleton are owned of record by Paperweight Development and all of the outstanding shares of WTA Inc. are owned of record by Appleton.

Effective July 1, 2003, Paperweight Development sold 231,689 shares of its common stock to the Company Stock Fund of the KSOP. The Company Stock Fund acquired the shares with payroll deductions deferred to the Company Stock Fund during the period from January 1, 2003 to June 30, 2003 by employees of Appleton who are participants in the KSOP. The aggregate offering price was approximately $5.3 million.

Effective December 31, 2003, Paperweight Development sold 180,908 shares of its common stock to the Company Stock Fund of the KSOP. The Company Stock Fund acquired the shares with payroll deductions deferred to the Company Stock Fund during the period from July 1, 2003 to December 31, 2003 by employees of Appleton who are participants in the KSOP. The aggregate offering price was approximately $4.1 million.

There were no underwriters used and no underwriting discounts or commissions were paid. The offer and sale of the shares were made pursuant to Rule 701 under the Securities Act, as amended, and a no-action letter issued by the Securities and Exchange Commission to Paperweight Development and Appleton dated July 3, 2001.

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

Selected Financial Data

The following tables set forth selected historical consolidated financial data for Paperweight Development and Appleton as of and for each of the five fiscal years in the five-year period ended January 3, 2004. The historical consolidated financial data for the fiscal years ended January 3, 2004 and December 28, 2002 and the periods ended December 29, 2001 and November 9, 2001 were derived from our consolidated financial statements included elsewhere in this report, which have been audited by PricewaterhouseCoopers LLP, our independent public auditors, as indicated in its report included in “Item 8. Financial Statements and Supplementary Data.” The remaining historical financial data presented below were derived from our audited consolidated financial statements not included in this report. The historical consolidated financial data presented in this report are not necessarily indicative of our financial position or the results of operations for any future period. The financial and other operating data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and related notes included elsewhere in this report.

	(Successor Basis)			(Predecessor Basis)
	2003	2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001	2000	1999
	(in thousands)			(in thousands)
Statement of Operations Data:
Net sales	$861,453	$897,973	$112,950	$842,868	$1,080,013	$1,123,833
Cost of sales	634,323	630,712	76,345	591,741	752,616	789,194

Gross profit	227,130	267,261	36,605	251,127	327,397	334,639
Selling, general and administrative	159,103	156,577	18,693	135,126	166,238	162,324
Restructuring and other charges (1)	2,629	—	—	6,385	7,816	44,542
Special charges (2)	—	21,017	—	24,301	18,488	25,409

Operating income	65,398	89,667	17,912	85,315	134,855	102,364
Interest expense	54,160	68,354	10,638	25,441	43,244	42,926
Debt extinguishment expenses	1,396	11,754	—	10,392	7,502	—
Interest income	(315)	(990)	(406)	(8,818)	(13,750)	(11,273)
Other (income) expense	(1,085)	(46)	(53)	492	(1,176)	3,103

Income before income taxes from continuing operations	11,242	10,595	7,733	57,808	99,035	67,608
Provision for income taxes	83	503	117	20,625	32,874	17,715

Income from continuing operations	11,159	10,092	7,616	37,183	66,161	49,893
Loss from discontinued operations, net of tax (3)	—	—	—	(4,462)	(13,063)	(55,691)

Income (loss) before cumulative effect of accounting change	11,159	10,092	7,616	32,721	53,098	(5,798)
Cumulative effect of accounting change, net of tax (4)	—	—	—	—	—	(6,835)

Net income (loss)	$11,159	$10,092	$7,616	$32,721	$53,098	$(12,633)

Other Financial Data:
Depreciation and amortization	$71,218	$67,977	$6,005	$36,659	$42,897	$46,515
Capital expenditures	29,903	32,444	6,741	49,804	81,072	37,685
Ratio of earnings to fixed charges (5)	1.2	1.1	1.7	3.1	3.1	2.6
Balance Sheet Data (at end of period):
Working capital (deficit) (6)	$121,874	$89,706	$145,043	$181,187	($171,503)	$108,892
Total assets	1,069,853	960,162	1,002,298	788,719	774,504	948,708
Total debt	562,024	520,673	670,225	13,279	499,944	569,604
Redeemable common stock	158,279	133,581	104,663	—	—	—
(Accumulated deficit) retained earnings	(3,587)	(541)	7,616	—	—	—
Shareholder’s equity (deficit)	—	—	—	510,773	(519)	66,091

(1)	Due to the continued decline in the Company’s carbonless business, salaried employment was reduced in 2003. During the third quarter of fiscal 1999, we announced plans to close our Harrisburg plant, which was sold on August 17, 2001. See Note 6 of Notes to Consolidated Financial Statements.

(2)	Special charges consist of the following items:

	(Successor Basis)			(Predecessor Basis)
	2003	2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001	2000	1999
Environmental expense (a)	$—	$21,017	$—	$23,389	$3,148	$3,590
Litigation settlements (b)	—	—	—	449	3,625	21,819
Equipment relocation expenses (c)	—	—	—	463	5,215	—
Loss on investment (d)	—	—	—	—	6,500	—

Total	$—	$21,017	$—	$24,301	$18,488	$25,409

(a)	Represents costs related to the Lower Fox River. See “Item 1. Business—Environmental Matters.” In connection with the acquisition, AWA has agreed to indemnify us for certain of these costs. See “Item 1. Business—Environmental Matters—Lower Fox River—AWA Indemnification.”

(b)	Represents settlement amounts and legal fees, primarily for two litigation matters.

(c)	Represents costs to dismantle and transport equipment from the Harrisburg plant to the Appleton plant and Roaring Spring mill as part of the Harrisburg plant closure.

(d)	Represents write-off of the notes receivable and equity investment in Paperhub.com, a proposed internet paper and supplies purchasing business. Paperhub.com has ceased its operations and, subject to limitations, AWA and affiliates of AWA have agreed to indemnify us for any further liabilities in connection with this investment.

(3)	Effective November 26, 2000, we completed the transfer of two wholly-owned subsidiaries, Appleton Coated and Appleton Leasing, to Appleton Coated Papers Holdings Inc. These two subsidiaries consisted entirely of our coated free sheet, fine paper products and leasing divisions. We classified these subsidiaries as discontinued operations in our consolidated statements of operations for all periods presented. The Newton Falls, New York mill, which was part of the business operated by Appleton Coated and therefore included in discontinued operations for the periods presented, was not included within the November 26, 2000 transfer described above because the Newton Falls mill was sold to a third party in the third quarter of 2001. After the mill was sold, Newton Falls, Inc. was transferred to an affiliate of AWA. See Note 5 of Notes to Consolidated Financial Statements.

(4)	Represents the write-off of deferred start-up costs.

(5)	For the purpose of calculating these ratios, we define earnings as pre-tax income from continuing operations plus fixed charges. We define fixed charges as interest expense plus amortized expenses related to indebtedness.

(6)	Beginning in fiscal 1998, includes parent company debt which has been classified as a current liability. See Note 7 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of Paperweight Development Corp. and Appleton Papers Inc. for the three-year period ended January 3, 2004. This discussion should be read in conjunction with our accompanying consolidated financial statements and related notes.

Appleton Papers Inc. creates product solutions for customers and end users through its development and use of coating formulations and applications as well as encapsulation, security, printing and packaging technologies. We operate in four business segments: coated solutions, thermal and advanced technical products, security products and performance packaging.

Our carbonless business is the largest component of our coated solutions segment. The U.S. carbonless market has been in decline since 1994. Based on our assessment, we believe the annual rates of decline in the U.S. carbonless market from 1994 to 1999 were between 1% and 7%, with a compound annual rate of approximately 4% during this period. On the same basis, we estimate that the U.S. carbonless paper market declined by approximately 10% in 2000 and by approximately 8% annually from 2001 through 2003, and will decline at a compound rate of approximately 9% between 2004 and 2008. Our coated solutions segment accounted for approximately 72% of our total net sales in fiscal 2003.

In addition to the declining U.S. carbonless market, our carbonless business is subject to the impact of increasingly competitive pricing. Other domestic carbonless producers, wanting to maintain or increase their market share, have increased their competitive pricing actions. In addition, foreign competitors, who serve approximately 6% of the U.S. carbonless market, used an aggressive, low-price strategy to sell into the U.S. carbonless market, which also led to a reduction in net selling prices. In response to this increased pricing competition, we have experienced a reduction in our U.S. carbonless selling prices.

The U.S. and Canadian thermal market experienced strong growth during the 1990s and is expected to continue growing as the advantages of thermal printing systems become more widely recognized. These advantages include their competitive cost, quiet operation, cleanliness, speed, high print quality, reliability, portability and their use of a single consumable (thermal paper) versus other printing systems, which require paper and ink or toner cartridges. Based on our assessment, we estimate that the annual rates of growth in the U.S. and Canadian thermal market from 1995 to 2003 were between 1% and 13% and averaged 7% for the period. Based on our assessment, we believe the U.S. and Canadian thermal market will continue to grow at a compound annual rate of more than 3% between 2004 and 2008.

We have also continued to experience the impact of competitive pricing in most segments of our thermal and advanced technical products business from both foreign and domestic producers. However, during the second half of 2003, we were able to successfully implement two price increases for our high volume, low margin point-of-sale products.

Over the past few years, our management team has developed growth strategies to offset the declining nature of the U.S. carbonless market and its resulting impact on our revenue and operating income. Our strategies for growth include strengthening and expanding our presence in certain growing market segments and broadening our product offerings through acquisitions. In April 2003, we entered the performance packaging segment through our acquisition of C&H Packaging and American Plastics. In December 2003, we added an international presence to our security products segment through the acquisition of BemroseBooth. We have evaluated, and will continue to evaluate, opportunities to acquire other companies that will help us achieve our business strategies.

General

Acquisition of Appleton Papers. At the close of business on November 9, 2001, Paperweight Development acquired Arjo Wiggins Delaware General Partnership, or AWDGP, and its wholly-owned subsidiary, Appleton Papers Inc., from Arjo Wiggins Appleton p.l.c. (“AWA”) for $810 million. Paperweight Development had no operating activity prior to the acquisition of AWDGP.

We and Paperweight Development financed the acquisition, refinanced most of our current debt and paid related fees and expenses with the following:

•	$79 million of our available cash;

•	$340 million of a senior credit facility, of which $265 million in term loans was borrowed at the closing of the acquisition;

•	$250 million in aggregate principal amount of a senior subordinated note due 2008 issued by us to AWA, which was repaid with the proceeds of the offering of the $250 million aggregate principal amount of 12.5% Series A Senior Subordinated Notes due 2008 and other available cash;

•	a deferred payment obligation with a present value of $140 million at the closing of the acquisition to be paid to one of AWA’s affiliates; and

•	$107 million in proceeds from the sale of Paperweight Development redeemable common stock to the ESOP.

The acquisition was accounted for using the purchase method and the financial statements of Appleton Papers were adjusted on November 10, 2001 to reflect its assets and liabilities at fair value. We refer to the period November 10, 2001 to December 29, 2001 as the 2001 successor period. The successor period includes the accounts of Paperweight Development and its wholly-owned subsidiaries, which we refer to as the successor company. We refer to the period December 31, 2000 to November 9, 2001 as the 2001 predecessor period. The predecessor period includes the accounts of Appleton Papers, its wholly-owned subsidiaries, as well as Appleton Papers’ direct parent companies, AWDGP and Appleton Investments LLC, which we collectively refer to as the predecessor company. The accounts for AWDGP and Appleton Investments consisted of debt used to fund the operations of Appleton Papers and corresponding interest expense and tax benefits.

Project Venture. In January 2002, our board of directors formally approved Project Venture, a $23 million capital project to install a new enterprise resource planning system with the goal of optimizing our current business operations as well as expanding our capabilities to transform to a new products company. We selected J.D. Edwards to provide the software system solution. Project Venture affects nearly every business function at Appleton including finance, information services, product development, manufacturing, logistics, purchasing, human resources, marketing, sales and customer service. Project Venture addresses Appleton and its core businesses and will be extended to other subsidiaries as appropriate. During 2001, an 18-member employee project team began working to identify, define and redesign our work processes in preparation for the new software installation. In addition to our own internal dedicated resources, we have also selected industry-respected implementation partners to assist in the design and installation of the J.D. Edwards software.

In order to minimize the risks associated with an implementation of this size and complexity, we have chosen to implement Project Venture in three waves. The first wave, which was successfully implemented in December 2002, involved our financial reporting and nonstock procurement processes. The second wave, which was successfully implemented in January 2004, involved our order-to-cash cycle (order entry, pricing, distribution, inventory planning, customer invoicing and accounts receivable). The final wave of implementation, which involves our manufacturing and stock procurement processes, is expected to begin in the second quarter of 2004 and be completed during the second half of 2004.

Recent Acquisitions. On April 30, 2003, we acquired two privately-held, Wisconsin-based companies, C&H Packaging Company, Inc. and American Plastics Company, Inc. The purchase price for these acquisitions approximated $50.6 million, net of cash acquired. C&H Packaging, located in Merrill, Wisconsin, prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial product industries. American Plastics, located in Rhinelander, Wisconsin, produces high-quality, custom multilayered films and commercial packaging.

In December 2003, we acquired Bemrose Group Limited, a privately-held company headquartered in Derby, England. The purchase price for this acquisition approximated $61.7 million, net of cash acquired. The group’s operating unit, BemroseBooth, produces security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed promotional products such as calendars.

Restructuring and Other Charges. Due to the continued decline in our carbonless business, management reviewed salaried staffing requirements in fiscal 2003. As a result of these management reviews, a salaried workforce reduction program was implemented in fiscal 2003. The cost of this program, which included severance costs and outplacement services, was $2.6 million for fiscal 2003.

During the third quarter of fiscal 1999, we announced plans to close our Harrisburg plant in fiscal 2001 to improve operational efficiencies by reducing excess production capacity. As a result, we recorded restructuring charges of $44.5 million in fiscal 1999, $7.8 million in fiscal 2000, and $6.4 million in fiscal 2001 related to the Harrisburg plant closure. The charge recorded in fiscal 1999 was primarily due to the Harrisburg asset impairment totaling $26.4 million, costs for employment terminations of $11.3 million and distribution center exit costs of $6.0 million. As part of the Harrisburg plant closure, we also recorded special charges, described below, of $5.2 million in fiscal 2000 and $0.5 million in fiscal 2001. For a more detailed review of these activities, please read our consolidated financial statements and related notes included elsewhere in this report.

Discontinued Operations. On November 26, 2000, we completed the transfer of two wholly-owned subsidiaries, Appleton Coated LLC and Appleton Leasing LLC, to Appleton Coated Papers Holdings Inc., an affiliate of AWA. These two subsidiaries, which had been operated with a separate management team since the first quarter of fiscal 1999, consisted entirely of our coated free sheet, fine paper products and leasing divisions. The Newton Falls, New York mill, which was part of the business operated by Appleton Coated, was not included within the November 26, 2000 transfer. The Newton Falls mill was sold to a third party in the third quarter of 2001. On October 28, 2001, we completed the transfer of Newton Falls, Inc. to Newton Falls LLC, an affiliated company of

AWA. These subsidiaries, including the Newton Falls mill, have been classified as discontinued operations for purposes of our financial statements and the following discussion and analysis.

On February 26, 2004, we issued our earnings release and reported net income for fiscal 2003 of $11.7 million. Subsequent to this release, we recorded an additional expense of $0.7 million, $0.5 million net of tax, related to purchase accounting adjustments for the BemroseBooth acquisition, which resulted in net income for fiscal 2003 to be reduced to $11.2 million.

Comparison of Fiscal 2003 and Fiscal 2002

Net Sales.

Net Sales per Quarter

(dollars in thousands)

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Full Year
Fiscal 2003	$204,238	$210,649	$217,783	$228,783	$861,453
Fiscal 2002	$224,576	$228,698	$229,030	$215,669	$897,973

Net sales for fiscal 2003 decreased $36.5 million, or 4.1%, to $861.5 million, compared to $898.0 million for fiscal 2002. Net sales for each quarter of fiscal 2003 increased over the previous 2003 quarter. The improvement in net sales for the second quarter of fiscal 2003 compared to the first quarter of fiscal 2003 was largely a result of the addition of net sales from the two packaging companies we acquired in April 2003 and increased thermal and advanced technical products growth. The improvement in net sales for the third quarter of fiscal 2003 compared to the second quarter of fiscal 2003 was largely a result of continued thermal and advanced technical products growth as well as reporting a full quarter of net sales for the two packaging companies we acquired in April 2003. The improvement in net sales for the fourth quarter of fiscal 2003 compared to the third quarter of fiscal 2003 was largely a result of the addition of net sales from the acquisition of BemroseBooth in December 2003 and continued thermal and advanced technical products growth.

Coated solutions’ net sales for fiscal 2003 were $622.6 million, a decrease of $85.4 million, or 12.1%, compared to fiscal 2002. Carbonless volume declined by 9% for the year, which was in line with company expectations. The decline in carbonless net sales was greater than the volume decline as a result of increased competitive pricing pressures from both domestic and foreign producers. Average selling prices in our domestic market, which accounted for more than 75% of our total carbonless shipments in fiscal 2003, decreased in the 3-4% range for fiscal 2003 as compared to fiscal 2002. The percentage of carbonless shipments to international customers increased by 2% in fiscal 2003, which also negatively impacted net sales due to the lower selling price points in the international markets that we service. During fiscal 2002, we recorded $5.3 million in revenue from one-time toll coating services, which were not repeated in fiscal 2003.

Thermal and advanced technical products’ net sales for fiscal 2003 were $182.1 million, an increase of $5.3 million, or 3.0%, compared to fiscal 2002. Thermal and advanced technical products volume increased 11% for fiscal 2003 as compared to fiscal 2002. A majority of our volume increase for fiscal 2003 was experienced in our high volume, low margin point-of-sale products. Throughout the first seven months of fiscal 2003, we continued to experience pricing erosion on these products due to continued pricing pressures from both domestic and foreign producers of similar products. In August 2003, we implemented a price increase on our highest volume point-of-sale grade, which was followed by an additional price increase on this same grade in late November 2003. These price increases were the first increases experienced for this grade in over three years of continuing price deterioration. Average selling prices for our high volume, low margin point-of-sale products decreased in the 4-5% range for fiscal 2003 as compared to fiscal 2002. Our other segments within thermal and advanced technical products, such as label and tag/ticket applications, also experienced competitive pricing pressures throughout 2003.

Other businesses’ net sales:

	(dollars in millions)
	2003	2002
Security	$26.5	$13.2
Performance packaging	30.3	—

Total other businesses	$56.8	$13.2

Our other businesses’ net sales for fiscal 2003, which include our security and performance packaging businesses, were $56.8 million, an increase of $43.6 million compared to fiscal 2002. Our acquisition of BemroseBooth in December 2003 contributed $10.9 million to our security net sales increase for fiscal 2003. Net sales from our existing security business were $15.5 million for fiscal 2003, an increase of $2.3 million, or 17.6% compared to fiscal 2002. Our two new performance packaging companies, C&H Packaging and American Plastics, which were acquired in April 2003, contributed $30.2 million of the increased revenue for fiscal 2003.

Gross Profit. Gross profit was $227.1 million for fiscal 2003, a decrease of $40.1 million, or 15.0%, compared to fiscal 2002. Gross profit margin was 26.4% for fiscal 2003 as compared to 29.8% for fiscal 2002. The decline in gross profit dollars for fiscal 2003 as compared to fiscal 2002 was due to the following factors:

•	The combined effect of carbonless volume decline, competitive carbonless pricing pressures and higher carbonless international mix negatively impacted gross profit for fiscal 2003 by approximately $40 million.

•	The combined negative impact of continued competitive thermal pricing pressures and a higher proportion of low margin point-of-sale products in the mix of thermal sales more than offset the favorable impact of increased thermal volume in fiscal 2003 and resulted in approximately $7 million in reduced gross profit.

•	Fiber costs increased by approximately $7 million for purchased pulp, wastepaper and wood.

These factors were partially offset by the following:

•	Gross profit from our 2003 acquisitions contributed approximately $8 million in gross profit, which included the $3 million impact of unfavorable purchase accounting adjustments related to valuing inventory at fair market value for the three companies we acquired in fiscal 2003.

•	Manufacturing efficiency gains, along with cost reductions in base stock, chemical and packaging purchases net of manufacturing cost increases in the areas of salaries and labor costs, utilities and employee benefits, contributed approximately $6 million in gross profit for fiscal 2003.

Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2003 were $159.1 million, an increase of $2.5 million, or 1.6%, compared to fiscal 2002. The companies we acquired in 2003 had $6.3 million in selling, general and administrative expenses related to the period of time we owned these companies in fiscal 2003, for which there were no corresponding expenses in our fiscal 2002 results. The areas where we experienced a reduction in expense in fiscal 2003 as compared to fiscal 2002 include: long-term management incentive plans, the costs of which were driven by the performance of Appleton and changes in the value of Paperweight Development redeemable common stock; lower distribution costs due to the reduction in carbonless shipments; fixed asset disposals; and bad debt expense.

Restructuring and Other Charges. Due to the continued decline in our carbonless business, management reviewed salaried staffing requirements in fiscal 2003. As a result of these management reviews, a salaried workforce reduction program was implemented in fiscal 2003. The cost of this program, which included severance costs and outplacement services, was $2.6 million for fiscal 2003. In the future, we will continue to evaluate our organization and our ability to achieve our business strategies. As we continue to make those evaluations, we may be required to further reduce our workforce and incur additional charges.

Special Charges. During the fourth quarter of 2002, we recorded an environmental expense of $21 million in response to the January 2003 issuance of the Wisconsin Department of Natural Resources Record of Decision for the Lower Fox River PCB cleanup. AWA has agreed to indemnify us for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River. This $21 million fourth quarter charge represents the discounted share of the portion of Lower Fox River costs for which Appleton may be responsible. This discounted share will accrete (i.e., increase) to $25 million by the end of 2005 to coincide with the expiration of the interim restoration and remediation agreement entered into between Appleton and various government agencies in 2001 (see Note 19 of Notes to Consolidated Financial Statements). We anticipate that we will begin funding our $25 million share of the Lower Fox River liability sometime after 2008.

Operating Income.

	(dollars in thousands)
	Fiscal 2003	Fiscal 2002
Coated Solutions	$73,681	$88,602
Thermal and Advanced Technical Products	6,174	9,394
Other	(2,633)	(768)
Unallocated corporate charges and business development costs	(11,824)	(7,561)

Total Operating Income	$65,398	$89,667

Operating income for fiscal 2003 was $65.4 million, a decrease of $24.3 million, or 27.1%, compared to fiscal 2002. Operating income for fiscal 2002 included the $21.0 million special charge described above. Operating income as a percentage of net sales for fiscal 2003 was 7.6% as compared to 10.0% of net sales for fiscal 2002.

Coated solutions’ operating income for fiscal 2003 was $73.7 million, a decrease of $14.9 million compared to fiscal 2002. This decrease was primarily due to the expected decline in carbonless volume, increased competitive pricing pressures and a higher percentage of carbonless international shipments compared to fiscal 2002. Coated solutions’ operating income for fiscal 2002 included the $21.0 million charge related to the discounted share of the Lower Fox River costs for which we may be responsible.

Thermal and advanced technical products’ operating income for fiscal 2003 was $6.2 million, a decrease of $3.2 million, or 34.3%, compared to fiscal 2002. Volume increases experienced in 2003 were more than offset by continued competitive pricing pressures in most major product segments. Continued cost reduction efforts to improve manufacturing efficiencies were maintained throughout the year, which helped to offset a portion of the impact of the competitive pricing pressures.

Our other businesses, which include our security and performance packaging businesses, experienced an operating loss for fiscal 2003 of $2.6 million, an increase of $1.9 million compared to fiscal 2002. The increase in operating loss for fiscal 2003 was due to increased sales and marketing efforts directed toward growing our domestic security business, increased product development costs and unfavorable purchase accounting adjustments of approximately $3 million related to valuing inventory at fair market for the three companies we acquired in fiscal 2003. These costs exceeded the operating income generated from operations for our newly acquired packaging and security businesses.

Our unallocated corporate charges and business development costs relate to expenditures associated with our technology development team, which works to leverage and expand our expertise in coating applications, coating formulations, microencapsulation, security and other technologies. We also incurred expenditures related to our marketing and research and development efforts, which are focused on growing our performance packaging business for both consumer and commercial markets. In addition, costs associated with our acquisition team’s activities (salaries, travel, consulting fees and legal expenses) are also included as part of business development costs in 2003. Our business development costs for fiscal 2003 were $11.8 million, an increase of $4.3 million compared to fiscal 2002.

Interest Expense.

	(dollars in millions)
	Fiscal 2003	Fiscal 2002
Interest expense – term loans	$7.0	$12.1
Interest expense – senior subordinated notes	25.4	31.3
Interest expense – deferred debt expense	3.4	9.6
Interest expense – deferred payment obligation	16.3	14.5
Interest expense – Fox River accretion	1.3	—
Interest expense – other	0.8	0.9

Total interest expense	$54.2	$68.4

Interest expense for fiscal 2003 was $54.2 million, a decrease of $14.2 million, or 20.8%, compared to fiscal 2002. The reduction in interest expense for fiscal 2003 as compared to fiscal 2002 was a result of the significant debt reduction we accomplished in fiscal 2002, our debt restructuring activities in fiscal 2002 and fiscal 2003, as well as lower interest rates we experienced in fiscal 2003 on our senior bank debt. During fiscal 2002, we used cash generated from operations to repay $113.7 million of our senior bank debt. In addition, we purchased and retired $50.0 million of our Series B notes during fiscal 2002. Non-cash deferred debt amortization expenses were $3.4 million in fiscal 2003 compared to $9.6 million in fiscal 2002. As a result of the significant repayment of senior bank debt in fiscal 2002, our deferred debt amortization expense was significantly higher in fiscal 2002. Non-cash interest on the deferred payment obligation (see Note 12 of Notes to Consolidated Financial Statements) was $16.3 million in fiscal 2003 compared to $14.5 million in fiscal 2002. In fiscal 2003, our discounted share of the Lower Fox River costs for which we are responsible was accreted by $1.3 million. This $21.0 million amount will accrete to $25.0 million by the end of 2005.

Debt Extinguishment Expenses. During December 2003, a portion of our long-term debt obligations was refinanced with new debt carrying a reduced interest rate. As a result, we were required to write-off $1.4 million of deferred debt issuance costs associated with the original debt. During June 2002, a portion of our long-term debt obligations was refinanced with new debt carrying a reduced interest rate. As a result, we were required to write-off $11.8 million of deferred debt issuance costs associated with the original debt. Refer to “Liquidity and Capital Resources” below for additional discussion of these refinancing activities.

Interest Income. Interest income for fiscal 2003 was $0.3 million, a decrease of $0.7 million compared to $1.0 million for fiscal 2002. The decrease was due to lower interest rates earned on short-term investments and, on average, lower short-term investment balances maintained during fiscal 2003 as compared to fiscal 2002.

Provision for Income Taxes. In connection with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state income tax purposes. As a result of these elections, we expect to incur no future U.S. income tax liability and minimal state income tax liabilities. The American Plastics and C&H Packaging subsidiaries acquired in 2003 are eligible for such treatment while BemroseBooth, a company registered in the U.K. and subject to U.K. Inland Revenue tax laws, is not eligible for treatment as a qualified subchapter S subsidiary and as a result we will incur a foreign tax liability. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If we sell a material portion of our assets in the future, we could be subject to a significant tax liability.

For fiscal 2003, we recorded a tax provision of $0.1 million which included a $0.3 million tax benefit recorded by BemroseBooth. Deferred tax liabilities associated with BemroseBooth are $1.8 million at January 3, 2004.

Net Income. Net income for fiscal 2003 was $11.2 million, an increase of $1.1 million or 10.6% compared to fiscal 2002.

Comparison of Fiscal 2002 and Combined Fiscal 2001

For purposes of the discussion of yearly operating results, the financial information for the 2001 predecessor period has been combined with the financial information for the 2001 successor period and referred to as “fiscal 2001.”

Net Sales.

Net Sales per Quarter

(dollars in thousands)

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Full Year
Fiscal 2002	$224,576	$228,698	$229,030	$215,669	$897,973
Fiscal 2001	$240,310	$239,188	$249,112	$227,208	$955,818

Net sales for fiscal 2002 decreased $57.8 million, or 6.1%, to $898.0 million, compared to $955.8 million for fiscal 2001. For both fiscal 2002 and fiscal 2001 we experienced the trend where net sales for the first three quarters of the year remained relatively stable followed by a drop in net sales in the fourth quarter. The decline during each of the fourth quarters of fiscal 2002 and fiscal 2001 was largely attributable to our carbonless business.

Coated solutions’ net sales for fiscal 2002 were $707.9 million, a decrease of $64.9 million, or 8.4%, compared to fiscal 2001. Carbonless volume declined by 8% for the year, which was in line with company expectations. Average selling prices in our domestic market, which accounted for more than 80% of our total carbonless shipments in fiscal 2002, decreased in the 1-2% range for fiscal 2002 as compared to fiscal 2001. During fiscal 2002, we recorded $5.3 million in revenue from one-time toll coating services.

Thermal and advanced technical products’ net sales for fiscal 2002 were $176.8 million, an increase of $4.6 million, or 2.7%, compared to fiscal 2001. Thermal and advanced technical products volume increased 8% for fiscal 2002 as compared to fiscal 2001. Net selling prices for our high volume, low margin point-of-sale products were stable throughout 2002 after experiencing a 4.2% decline from the fourth quarter 2001 price levels due to competitive market conditions.

Our other businesses’ net sales for fiscal 2002, which related to our security business, were $13.2 million, an increase of $2.5 million compared to fiscal 2001.

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

Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2002 were $156.6 million, an increase of $2.8 million, or 1.8%, compared to fiscal 2001. Amortization expense related to intangible assets increased $7.7 million for fiscal 2002 as compared to fiscal 2001 due to the value assigned to intangible assets in the purchase price allocation related to the acquisition of Appleton Papers. Information systems expenses increased by $3.1 million due to additional costs associated with the implementation of Project Venture. Expenses related to awards under our long-term management incentive plans, which are based on the performance of Appleton Papers and increases in the value of Paperweight Development redeemable common stock, resulted in an increase in non-cash compensation expense of $3.5 million in fiscal 2002. Bad debt expense in fiscal 2002 was $0.8 million higher than in fiscal 2001 primarily due to potential credit exposures from Argentinean customers. In fiscal 2001, we received fees of $1.8 million from Appleton Coated for information technology services we provided and recorded as an offset to our information technology department expenses. Appleton Coated did not utilize our information technology services in fiscal 2002. Distribution costs for fiscal 2002 decreased by $7.0 million, or 10.7%, compared to fiscal 2001 due to reduced carbonless volumes, lower freight costs and reduced warehousing expenses. Selling, general and administrative expenses for fiscal 2001 also included a charge of $6.9 million in management bonuses, incurred in the 2001 predecessor period, related to the acquisition of Appleton Papers.

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

Special Charges. Special charges for fiscal 2002 consisted of environmental costs of $21.0 million. Special charges for fiscal 2001 consisted of (1) environmental costs of $23.4 million, (2) a legal settlement during fiscal 2001 resulting in charges of $0.4 million and (3) costs to dismantle and transport equipment from the Harrisburg plant to the Appleton plant and Roaring Spring mill of $0.5 million.

During the fourth quarter of 2002, we recorded an environmental expense of $21 million in response to the January 2003 issuance of the Wisconsin Department of Natural Resources Record of Decision for the Lower Fox River PCB cleanup. AWA has agreed to indemnify us for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River. This $21 million fourth quarter charge represents the discounted share of the portion of Lower Fox River costs for which Appleton may be responsible. This discounted share will accrete (i.e., increase) to $25 million by the end of 2005 to coincide with the expiration of the interim restoration and remediation agreement entered into between Appleton and various government agencies in 2001 (see Note 19 of Notes to Consolidated Financial Statements). We anticipate that we will begin funding our $25 million share of the Lower Fox River costs sometime after 2008.

Operating Income.

	(dollars in thousands)
	Fiscal 2002	Fiscal 2001
Coated Solutions	$88,602	$107,105
Thermal and Advanced Technical Products	9,394	10,435
Other	(768)	(324)
Unallocated corporate charges and business development costs	(7,561)	(13,989)

Total Operating Income	$89,667	$103,227

Operating income for fiscal 2002 was $89.7 million, a decrease of $13.6 million, or 13.1%, compared to fiscal 2001. Operating income as a percentage of net sales for fiscal 2002 was 10.0% as compared to 10.8% of net sales for fiscal 2001.

Coated solutions’ operating income for fiscal 2002 decreased $18.5 million, or 17.3%, compared to fiscal 2001 primarily due to the decline in carbonless roll volume in fiscal 2002 as compared to fiscal 2001.

Thermal and advanced technical products’ operating income for fiscal 2002 decreased $1.0 million compared to fiscal 2001 due to an increase in depreciation and amortization expenses resulting from the purchase price allocation related to the acquisition of Appleton Papers, offset in part by volume increases experienced in 2002.

Our unallocated corporate charges and business development costs for fiscal 2002 decreased $6.4 million, or 46.0%, compared to fiscal 2001. The decrease in fiscal 2002 was due to a charge of $6.9 million in management bonuses, incurred in the 2001 predecessor period, related to the acquisition of Appleton Papers.

Interest Expense.

	(dollars in millions)
	Fiscal 2002	Successor Basis 2001	Predecessor Basis 2001
Interest expense – term loans	$12.1	$2.4	$—
Interest expense – senior subordinated notes	31.3	1.3	—
Interest expense – senior subordinated note (AWA)	—	2.8	—
Interest expense – private placement	—	—	7.6
Interest expense – deferred debt expense	9.6	1.8	0.1
Interest expense – deferred payment obligation	14.5	1.9	—
Interest expense – Fox River IGP accretion	—	0.2	0.6
Interest expense – other	0.9	0.2	17.2

Total interest expense	$68.4	$10.6	$25.5

Interest expense for fiscal 2002 was $68.4 million, an increase of $32.3 million compared to $36.1 million for fiscal 2001 due to the issuance of long-term debt obligations associated with the acquisition of Appleton Papers on November 9, 2001. As a result of our voluntary debt prepayments in 2002, we also amortized a larger share of the deferred debt issuance expenses as compared to the scheduled loan terms. Non-cash deferred debt amortization expenses in fiscal 2002 amounted to $9.6 million.

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

Provision for Income Taxes. In connection with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state income tax purposes. As a result of these elections, we expect to incur no future U.S. income tax liability and minimal state income tax liabilities. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If we sell a material portion of our assets in the future, we could be subject to a significant tax liability.

Loss from Discontinued Operations. In October 2001, we completed the transfer of one of our wholly-owned subsidiaries, Newton Falls, Inc., to an affiliated company of AWA. This entity was classified as a discontinued operation for fiscal 2001. Loss from discontinued operations, net of taxes, was $4.5 million for fiscal 2001 and primarily consisted of asset impairments and closing costs associated with the permanent closure of the Newton Falls mill.

Net Income. Net income for fiscal 2002 was $10.1 million compared to $40.3 million for fiscal 2001, a decrease of $30.2 million resulting primarily from an increase in interest expense and a reduction in operating income.

Liquidity and Capital Resources

Predecessor Period

Prior to the acquisition of Appleton Papers by Paperweight Development, we operated as an indirect, wholly-owned subsidiary of AWA. This resulted in numerous intercompany transactions related to our investing and financing activities. Therefore, the following discussion regarding our historical cash flows from operating, investing and financing activities is not representative of our cash flow and activities as a separate entity following the acquisition.

We historically financed our short-term liquidity needs with internally generated funds, working capital lines of credit and loans from an affiliate of AWA.

Successor Period

As a result of the acquisition of Appleton Papers on November 9, 2001, we incurred significant debt requiring periodic interest and principal repayments. Requirements for working capital, capital expenditures, pension fund contributions, periodic interest and debt principal payments, employee redemptions of redeemable common stock and acquisitions, if any, in fiscal 2004 will continue to be funded with cash flows from operations supplemented with borrowings under the revolving credit portion of our senior credit facility. We believe our capital resources and liquidity position at January 3, 2004 are adequate to meet projected needs.

In connection with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state income tax purposes. As a result of these elections, we expect to incur no future U.S. income tax liability and minimal state income tax liability. This should also have a positive impact on our future liquidity and cash flows. The American Plastics and C&H Packaging subsidiaries acquired in 2003 are eligible for such treatment while BemroseBooth, a company registered in the U.K. and subject to U.K. Inland Revenue tax laws, is not eligible for treatment as a qualified subchapter S subsidiary and as a result we will incur a foreign tax liability.

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

Cash Flows from Operating Activities. Net cash provided by operating activities of continuing operations for fiscal 2003 was $126.3 million. We incurred $8.1 million in non-cash employer matching contributions to the KSOP for fiscal 2003. A decrease in working capital for fiscal 2003 increased operating cash flows by $12.8 million largely driven by decreases in receivables of $12.7 million and inventories of $4.9 million, which were partially offset by a $5.0 million decrease in accounts payable and other accrued liabilities. Accounts receivable decreased due to the timing of our January 3, 2003 year end, which allowed for collection of receivables with month end terms.

Net cash provided by operating activities of continuing operations for fiscal 2002 was $176.9 million. As required by the rules for purchase accounting, fixed assets and intangible assets acquired in connection with the acquisition of Appleton Papers were recorded at fair value as of the date of the acquisition resulting in an increase in non-cash depreciation and amortization expense of $25.3 million for fiscal 2002. We also incurred $7.3 million in non-cash employer matching contributions to the KSOP during fiscal 2002. A decrease in working capital for fiscal 2002 increased operating cash flows by $20.5 million. Decreases in inventories of $16.5 million and receivables of $12.0 million were partially offset by a decrease in accounts payable and other accrued liabilities of $6.3 million. Inventories, which were strategically built in 2001 in advance of the Harrisburg shutdown and movement of production equipment to the Appleton plant and Roaring Spring mill facilities, were reduced throughout 2002. Accounts receivable decreased due to lower sales and a reduction in past due account balances. Accrued income tax liability increased by $18.0 million, largely attributable to income tax refunds received during fiscal 2002, which relate to periods prior to the November 9, 2001 acquisition date. These refunds will be used to satisfy any additional tax liabilities arising from audits of prior periods.

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

Cash Flows from Investing Activities. During fiscal 2003, fiscal 2002 and fiscal 2001, capital expenditures were $29.9 million, $32.4 million and $56.5 million, respectively. During fiscal 2000 and fiscal 2001, we invested heavily in our facilities, including restructuring our manufacturing base and re-installing the equipment originally located at our Harrisburg plant.

On December 23, 2003 an amendment to the senior credit facility was approved by a majority of the lenders, which amended the related financial covenants to provide additional flexibility. One component of the financial covenants that was amended related to our permitted capital expenditures per year. The amendment increased the permitted capital expenditures for 2004 and each fiscal year thereafter from $45.0 million to $50.0 million. The amended senior credit facility does not permit us to make capital expenditures during any fiscal year in excess of the amount indicated:

Fiscal Year	Amount
2002	$60,000,000
2003	$50,000,000
2004 and each fiscal year thereafter	$50,000,000

The indenture under which we issued the notes does not permit us to make capital expenditures during any fiscal year in excess of the amount indicated:

Fiscal Year	Amount
2002	$70,000,000
2003	$60,000,000
2004 and each fiscal year thereafter	$55,000,000

Under the senior credit facility and the indenture, we may carry forward up to 50% of any unexpended amounts for capital expenditures to the next succeeding fiscal year. We may also make capital expenditures with the proceeds from sales of our assets. Actual capital expenditures in fiscal 2003 were $29.9 million, which resulted in a capital carryforward of $10.1 million into fiscal 2004. Allowable capital expenditures in fiscal 2004, including the carryforward, amount to $60.1 million under the senior credit facility and $70.1 million under the indenture. We project that our capital expenditures will be approximately $50.0 million in 2004. We believe that the limitations described above will permit us to carry out our planned capital expenditures during 2004 and each fiscal year thereafter.

Net cash used by investing activities was $142.2 million for fiscal 2003. Of this amount, $112.3 million was used to acquire C&H Packaging, American Plastics and BemroseBooth. The remaining $29.9 million was related to capital expenditures for fiscal 2003. Of this amount, $14.0 million was expended on capital projects approved prior to the end of fiscal 2002. The remaining $15.9 million was expended on capital projects approved in 2003. Significant capital expenditures in fiscal 2003 included $7.3 million spent on Project Venture.

Net cash used by investing activities was $32.4 million for fiscal 2002. Of this amount, $11.3 million was expended on capital projects approved prior to the end of fiscal 2001. The remaining $21.1 million was expended on capital projects approved in 2002. Significant capital expenditures in fiscal 2002 included $12.6 million spent on Project Venture and $4.2 million spent on a paper machine rebuild at West Carrollton mill.

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

Cash Flows from Financing Activities. On November 9, 2001, we entered into a $340 million senior credit facility. The Senior Credit Facility comprised the following: a four-year credit facility of up to $75 million for revolving loans, including letters of credit; a four-year term loan of $115 million; and a five-year term loan of $150 million. The Senior Credit Facility is unconditionally and jointly and severally guaranteed by Paperweight Development and WTA Inc., C&H Packaging Company Inc., American Plastics Company, Inc., American Real Estate Corporation, Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and BemroseBooth USA Inc., each of which is a wholly-owned subsidiary of Appleton Papers.

From November 18, 2002 through April 1, 2003, our defined leverage ratio was calculated at less than 2.00 to 1.00 but greater than or equal to 1.50 to 1.00 and, as a result, the interest rate on the $115 million senior secured note and the revolving credit facility was reduced to LIBOR plus 2.5% per annum. From April 2, 2003 through May 15, 2003, our defined leverage ratio was calculated at less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00 and, as a result, the interest rate was increased to LIBOR plus 3.0% per annum. From May 16, 2003 through August 19, 2003, our defined leverage ratio was calculated at less than 2.00 to 1.00 but greater than or equal to 1.50 to 1.00 and, as a result, the interest rate was decreased to LIBOR plus 2.5% per annum. On August 20, 2003, our defined leverage ratio was calculated at less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00 and, as a result, the interest rate was increased to LIBOR plus 3.0% per annum.

On April 18, 2003, an amendment to the senior credit facility was approved by a majority of the lenders that allowed us to make acquisitions of $150 million in total over the life of the term loans, with no single acquisition totaling more than $60 million. In addition, the amendment allows for an increase in the revolving line of credit from $75 million to $100 million should we need access to additional funds. It also allows us to repurchase and retire an additional $50 million of aggregate principal amount of our 12.5% Series B Senior Subordinated Notes due 2008.

On December 23, 2003, an amendment to the senior credit facility was approved by a majority of the lenders which amends the related financial covenants to provide additional flexibility, allows for the establishment of a UK subsidiary, allows for Euro and British Sterling borrowings, classifies the acquisitions of American Plastics, C&H Packaging and BemroseBooth as permitted investments, thereby preserving the $150 million limit for future acquisitions as permitted under the April 18, 2003 amendment, and increases the single acquisition limit from $60 million to $75 million. In addition, the amendment also allowed for the refinancing discussed below.

Through June 5, 2002, the interest rate on borrowings under the $150 million term loan was LIBOR plus 4.25% per annum, subject to a minimum LIBOR rate of 2.5% per annum. On June 6, 2002, we refinanced the $112.4 million remaining principal amount and replaced it with similar debt carrying a reduced interest rate of LIBOR plus 3.25% per annum, not subject to a minimum LIBOR rate. As a result of this refinancing, $11.8 million of deferred debt issuance costs were written off in a non-cash transaction as debt extinguishment expenses. The terms of this refinanced debt also allowed us to repurchase and retire up to $50.0 million of aggregate principal amount of our 12.5% Series B Senior Subordinated Notes due 2008. In aggregate, actual principal of $50.0 million was purchased and retired during fiscal 2002. In December 2003, we refinanced the remaining $83.3 million of this debt and borrowed an additional $56.7 million with which to make the Bemrose acquisition. This debt, which is similar to the previous debt, carries an interest rate of LIBOR plus 2.5%. As a result of this refinancing, $1.4 million of deferred debt issuance costs were written off in fiscal 2003 as debt extinguishment expenses.

On December 14, 2001, we issued $250 million aggregate principal amount of 12.5% Series A Senior Subordinated Notes due 2008, which were used to redeem in full, at par, the senior subordinated note due 2008 held by AWA as described in Note 12 of our fiscal 2003 Notes to Consolidated Financial Statements. On June 12, 2002, we filed a Registration Statement on Form S-4 to register an offer with the Securities and Exchange Commission to exchange up to $250 million of our registered 12.5% Series B Senior Subordinated Notes due 2008 for any and all of our outstanding 12.5% Series A Senior Subordinated Notes due 2008. The exchange offer closed on July 12, 2002. The entire outstanding principal balance of Series A notes was exchanged for Series B notes. During 2002, we paid a premium of $1.8 million to purchase and retire $50.0 million in aggregate principal amount of our Series B notes.

The Series B notes are unsecured obligations of Appleton Papers, ranking subordinate in right of payment to all of our senior debt, and are unconditionally and jointly and severally guaranteed by Paperweight Development and WTA Inc., C&H Packaging Company Inc., American Plastics Company Inc., American Real Estate Corporation, Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and BemroseBooth USA Inc. Interest on the notes is payable semi-annually in June and December of each year. Prior to December 15, 2004, and after 100% application toward repayment of the senior credit facility, we may use proceeds of certain sales of our equity to redeem up to 35% of the original principal amount of the notes at a redemption price of 112.5% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date.

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

The Senior Credit Facility and notes also contain covenants, which, among other things, restrict our ability and the ability of our other guarantors of the Senior Credit Facility and notes to incur liens; engage in transactions with affiliates; incur additional indebtedness; declare dividends or redeem or repurchase capital stock; make loans and investments; engage in mergers, acquisitions, consolidations and asset sales; acquire assets, stock or debt securities of any person; make capital expenditures; terminate the S corporation status of Paperweight Development or the qualified subchapter S subsidiary status of its subsidiaries eligible to elect such status; amend our debt instruments; and amend other agreements related to the acquisition.

Net cash provided by financing activities of continuing operations was $21.1 million in fiscal 2003. We used cash generated by operations to repay $41.3 million of term loans, all of which were mandatory principal repayments. In December 2003, we refinanced the remaining $83.3 million under the $150 million term loan and borrowed an additional $56.7 million with which to make the Bemrose acquisition. During fiscal 2003, we borrowed $84.0 million on the revolving credit facility, of which $45.0 million was used to fund the April 30, 2003, acquisition of C&H Packaging and American Plastics. The remaining $39.0 million was used for seasonal working capital needs. During fiscal 2003, $74.0 million was repaid on the revolving credit facility, leaving an outstanding balance of $10.0 million as of January 3, 2004.

During fiscal 2003, we received net proceeds of $13.4 million from the sales of Paperweight Development redeemable common stock. Of this amount, the ESOP trustee purchased $4.0 million of stock at $18.58 per share with pre-tax deferrals made by employees from July 1, 2002 through December 28, 2002, $5.3 million of stock at $21.92 per share with pre-tax deferrals made by employees from December 29, 2002 through June 29, 2003 and $4.1 million of stock at $22.42 per share with pre-tax deferrals made by employees from June 30, 2003 through January 3, 2004. During fiscal 2003, payments of $14.4 million were made to redeem shares of Paperweight redeemable common stock related to employee requests for diversification, retirement or termination.

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

Disclosure About Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Our accounting policies are disclosed in our fiscal 2003 Notes to Consolidated Financial Statements. The following policies are considered by us to be the most critical in understanding the judgments that are involved in the preparation of the consolidated financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows. Management has discussed the development, selection and disclosure of these estimates and assumptions with the audit committee and board of directors.

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

Redeemable Common Stock. Redeemable equity securities are required to be accreted (i.e., increased) so the amount on the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. We accreted the redeemable common stock by $14.2 million for the year ended January 3, 2004. Redeemable common stock is being accreted up to the earliest redemption date based upon our estimated fair market value of the redeemable common stock as of January 3, 2004. We estimate that the earliest redemption date occurs when the participant reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the participant has the right to make diversification elections for a period of six years. The fair value of redeemable common stock is determined by an independent, third party appraiser selected by the ESOP Trustee as required by law and the ESOP. Based upon the estimated fair value of the redeemable common stock currently outstanding, an ultimate redemption amount of approximately $283 million has been determined. The accretion is being charged to retained earnings because redeemable common stock is the only class of shares outstanding.

Restructuring. Charges related to involuntary employee termination benefits are recognized in the period management’s plan of termination meets all of the following criteria and has been communicated to employees: (1) management, having the authority to approve the action, commits to a plan of termination; (2) the plan identifies the number of employees to be terminated, their job classifications or functions and their locations, and the expected completion date; (3) the plan establishes the terms of the benefit arrangement, including the benefits employees will receive upon termination; and (4) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The timing of recognition and related measurement of a liability for one-time termination benefits depends on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. If employees are not required to render service until they are terminated in order to receive the termination benefits or if employees will not be retained to render service beyond the minimum retention period, a liability for the termination benefits is recognized and measured at its fair value at the communication date. If employees are required to render service until they are terminated in order to receive the termination benefits and will be retained to render service beyond the minimum retention period, a liability for the termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date. The liability is recognized ratably over the future service period.

A liability for costs to terminate a contract before the end of its term is recognized and measured at its fair value when we terminate the contract in accordance with the contract terms. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to us is recognized and measured at its fair value when we cease using the right conveyed by the contract. A liability for other costs associated with an exit or disposal activity is recognized and measured at its fair value in the period in which the liability is incurred. The ultimate costs associated with these termination and exit activities may differ from original estimates.

Income Taxes. In conjunction with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and elected to treat its eligible subsidiaries, including Appleton Papers, as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state income tax purposes. As a result of these elections, we do not expect to incur any future U.S. income tax liability and we expect to incur minimal state income tax liabilities. The American Plastics and C&H Packaging subsidiaries acquired in 2003 are eligible for such treatment while BemroseBooth, a company registered in the U.K. and subject to U.K. Inland Revenue tax laws, is not eligible for treatment as a qualified subchapter S subsidiary and as a result we will incur a foreign tax liability. Our current income tax liability consists of non-indemnified liabilities for LIFO recapture taxes, our 50% share for adverse tax audits for amounts between $5 million and $10 million related to various C corporation tax years prior to the closing of the acquisition and our current year tax provision for BemroseBooth. Currently, all U.S. federal C corporation tax years are closed, while various Canadian and state C corporation tax years remain open. All other amounts related to tax exposures for C corporation tax years are fully indemnified by AWA; however, any adverse tax audits that have been indemnified by AWA must first be funded with tax refunds we have received.

Inventories. We value product inventories primarily at the lower of cost or market. Cost is determined using the last-in, first-out, or LIFO, method for substantially all finished goods, work in process and raw materials. Stores and spare parts inventory is valued at average cost and other inventory is valued using the first-in, first-out, or FIFO, method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment relating to excess and obsolete inventory. Any actions taken by our customers that could impact the value of our inventory are considered when determining the lower of cost or market valuations.

Accounts Receivable. We value accounts receivable net of an allowance for uncollectible accounts. This allowance is based on our estimate of the portion of the receivables that will not be collected in the future. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

Goodwill and Other Intangible Assets. Effective December 30, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized; however it is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We performed impairment reviews for our Security and Performance Packaging business units using a fair value method based on management’s judgments and assumptions. The fair value represents the amount at which a business unit could be bought or sold in a current transaction between willing parties on an arms length basis. In estimating the fair value, we use multiples of earnings based on the average of historical published multiples of earnings of comparable entities with similar operations and economic characteristics. The estimated fair value is then compared with the carrying amount of the business units, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by us at January 3, 2004, indicated that the estimated fair value of our Security and Performance Packaging business units exceeded their corresponding carrying amounts, including recorded goodwill, and as such, no impairment existed at that time.

Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are tested for impairment when events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangible assets, which are not amortized, are also subject to annual impairment testing. The impairment testing performed by us at January 3, 2004, indicated that the estimated fair value of our indefinite lived intangible assets exceeded their corresponding carrying amounts, and as such, no impairment existed at that time.

A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each business unit and the respective indefinite lived intangible assets. While we believe our judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

Revenue Recognition. Revenue is recognized when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the sales price to the customer is fixed; collectibility is reasonably assured; and title has transferred to the customer. Generally, these criteria are met at the time of shipment. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized. Shipping and handling fees are reflected in net sales and shipping and handling costs are reflected in cost of sales.

Employee Benefit Plans. We provide a range of benefits to our employees and retired employees, including pensions and postretirement healthcare. The determination of our obligation and expense for pension and other postretirement benefits, such as retiree healthcare and life insurance, is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others and where applicable, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. The expected long-term rate of return for pension assets is based on historical returns for the different asset classes held by our plan and our asset allocation. The discount rate is based on market rates for long-term, high-quality corporate bonds. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. Based on information provided by our independent actuaries and other relevant sources, we believe that the assumptions used are reasonable. Significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense. To develop the expected long-term rate of return on assets assumptions, a building block approach was utilized starting with an inflation expectation and adding an expected real return to arrive at a long-term nominal expected return for each asset class. Long-term expected real returns are derived in the context of the advisor’s future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, we have selected 9.0% for 2003 and anticipate using 8.25% for 2004 as our long-term rate of return on assets assumptions.

Additional disclosures concerning liquidity and capital resources, including “off-balance sheet” arrangements.

Liquidity Disclosures. As disclosed above, we entered into a $340 million senior credit facility and issued $250 million in aggregate principal amount of senior subordinated notes in conjunction with the acquisition of Appleton Papers. The senior credit facility and the indenture require us to comply with affirmative and negative covenants. In general, the covenants contained in the senior credit facility are more restrictive than those of the indenture. Among other restrictions, the covenants contained within the senior credit facility require us to meet specified financial tests, including various debt and cash flow ratios, which become more restrictive over the term of the loans. If we default on any of these provisions, it could require the repayment of the amounts outstanding, which were approximately $385.4 million as of January 3, 2004. Based on management’s expectations for 2004, we anticipate that we will be able to comply with all covenants and other requirements set forth in the senior credit facility and the indenture.

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

Off-Balance Sheet Arrangements. We had no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of, or requirements for, capital resources at January 3, 2004.

Disclosures about Contractual Obligations and Commercial Commitments. A summary of our significant contractual obligations and other commercial commitments as of January 3, 2004 is as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-Term Debt	$558,102	$31,350	$145,402	$199,958	$181,392
Capital Lease Obligations	3,922	418	994	1,199	1,311
Operating Leases	22,450	8,094	10,784	2,582	990
Unconditional Purchase Obligations(1)	46,400	17,400	21,200	7,200	600
Other Long-Term Obligations (2)	132,896	8,683	10,513	33,551	80,149

Total Contractual Cash Obligations	$763,770	$65,945	$188,893	$244,490	$264,442

(1)	Represents contractual arrangements for the purchase of raw materials with various suppliers.

(2)	Represents obligations for pension, postretirement health benefits, deferred compensation payments and our $25 million share of the Lower Fox River costs.

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

	Estimate of Potential Commitment per Period
Other Commitments	Total	Less Than 1 Year	1-3 Years	4-5 Years
	(in thousands)
Estimated Share Repurchase Liability	$99,478	$26,507	$36,793	$36,178

We expect that a portion of this share repurchase liability will be funded from new deferrals from employees into the Company Stock Fund. Employees may defer, on a pre-tax basis, a percentage of their pay in an amount equal to between 2 percent and 50 percent of their annual compensation. Participants have the option of directing their deferrals to the Vanguard Fund, the Company Stock Fund, or a combination of both. We believe that new deferrals from employees into the Company Stock Fund for the five-year period presented above will aggregate approximately $45 million, which would reduce and defer the repurchase liability set forth in the table above.

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

Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value. We do not engage in any trading activities that include non-exchange traded contracts accounted for at fair value.

Disclosures About Effects of Transactions with Related and Certain Other Parties. We disclose the effects of transactions with related parties in Notes 5 and 7 of the Notes to Consolidated Financial Statements. There were no other significant transactions with related and certain other parties.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143, which was effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When the liability is recorded, the entity capitalizes the cost of the liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 was effective for us in the first quarter of fiscal 2003 and did not have any effect on our financial position, results of operations or cash flows.

In April 2002, SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued, which mainly addresses the accounting and disclosure related to early extinguishment of debt transactions as well as other technical corrections. The provisions of this statement were effective for us for all transactions consummated after May 15, 2002. Pursuant to this pronouncement, we recorded debt extinguishment expenses of $1.4 million and $11.8 million within income from continuing operations, as a result of refinancing a portion of the senior credit facility during the fourth quarter of 2003 and the second quarter of 2002, respectively. The adoption of SFAS No. 145 also resulted in us reclassifying our fiscal 2001 Predecessor Period debt extinguishment expenses of $10.4 million from an extraordinary item to a component of earnings from continuing operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not had a material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. FIN 46R applies immediately to variable interest entities created by us after December 31, 2003, and applies for the first reporting period beginning after December 15, 2004 to variable interest entities in which we hold a variable interest that was acquired before January 1, 2004. We are currently evaluating the impact of this statement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-4 “Issuers’ Accounting for Employee Stock Ownership Plans under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which concluded that ESOP shares or freestanding agreements to repurchase those shares are not within the scope of SFAS No. 150.

During December 2003, the FASB revised SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These disclosure requirements are effective immediately for us, except for estimated future benefit payments, which will be effective in fiscal 2004. This statement also requires interim period disclosure of the components of net periodic benefit cost, and if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. These interim disclosures will be effective in the first quarter of 2004.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rate fluctuations and commodity prices. To reduce these risks, we selectively use financial instruments and other proactive risk management techniques.

Interest Rate Risk. We are exposed to interest rate volatility with regard to our existing senior credit facility. Primary exposure includes movements in the U.S. prime rate and London Interbank Offer Rate, or LIBOR. Borrowings under the senior credit facility bear interest at LIBOR plus a spread.

In February 2002, we entered into an interest rate protection cap under which LIBOR was capped at 6% plus the spread, for a cost of $0.2 million. The rate protection was for two years and covered, as of January 3, 2004, over 35% of our borrowings under the senior credit facility. The interest rate protection cap expired on February 9, 2004. We are no longer required, under the terms of the senior credit facility, to provide interest rate protection for periods subsequent to February 2004. We believe any reasonably likely near-term shift in interest rates will not have a material effect on our consolidated financial position, statement of operations or cash flows. A one-percent change in LIBOR would have an impact of $1.3 million on fiscal 2004 financial results for the borrowings under the senior credit facility.

Currency Risk. We have manufacturing, sales and distribution facilities in the United Kingdom and a sales organization and distribution facility in Canada and thus make investments and enter into transactions denominated in foreign currencies. Although the vast majority of our international sales arise from the sales efforts of our United States subsidiaries and are denominated in U.S.

dollars, with the acquisition of BemroseBooth in December 2003, we will be more exposed to transactional and translational foreign exchange risk in the coming years.

Regarding transactional foreign exchange risk, we enter into limited foreign exchange contracts to reduce the variability of the earnings and cash flow impacts of nonfunctional currency denominated receivables between our Canadian distribution center and its customers located outside the United States. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets being hedged. The maturities of these forward exchange contracts generally coincide with the settlement dates of the related transactions. These forward exchange contracts are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At January 3, 2004 we had outstanding $13.3 million of foreign exchange contracts hedging underlying accounts receivable. A 10% appreciation or depreciation in the Canadian dollar at January 3, 2004 would not have a significant impact on our consolidated balance sheet, consolidated statement of operations or our consolidated statement of cash flows. This is because any gains or losses under foreign exchange contracts hedging accounts receivable balances would be offset by equal gains or losses on the underlying receivables.

Our primary translation exchange risk exposure at January 3, 2004, was with the British pound. Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year-end. The resulting translation adjustments are recorded in accumulated other comprehensive loss as cumulative translation adjustments. The cumulative translation adjustment component of accumulated other comprehensive loss at January 3, 2004, is $1.2 million. Using year-end exchange rates, the total amount invested in foreign operations at January 3, 2004 was approximately $62.7 million for which no hedges have been established.

Commodity Prices. We are subject to the effects of changing raw material costs caused by movements in underlying commodity prices. We are exposed to fluctuating market prices for commodities, including pulp, chemicals and basestock. We have established programs to manage our exposure to commodity prices through effective negotiations with suppliers. As listed within our contractual obligations, we enter into contracts with our vendors to lock in commodity prices at various times and for various periods to limit our near-term exposure to fluctuations in raw material prices.

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

We are subject to substantial regulation by various federal, state and local authorities concerned with the impact of the environment on human health, the limitation and control of emissions and discharges into the air, ground and waters, the quality of ambient air and bodies of water and the handling, use and disposal of specified substances. Financial responsibility for the cleanup or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways and properties owned by unrelated companies or individuals, as well as properties currently owned and used by us, regardless of whether the contamination is attributable entirely to prior owners. As described in the following risk factor, we have been identified as a potentially responsible party for remediation and alleged natural resource damages related to the Lower Fox River and Green Bay system, which we refer to as the Lower Fox River. In addition, we make capital expenditures and incur operating expenses for cleanup obligations and other environmental matters arising from our daily operations.

Including the Lower Fox River, we have approximately $109.1 million of accrued liabilities as of January 3, 2004 for estimated or anticipated liabilities and legal and consulting costs relating to environmental matters arising from past operations. We also have approximately $86.8 million of indemnification receivables from our former parent company, AWA, as of January 3, 2004. While the accrued liabilities reflect our current estimate of the cost of these environmental matters, the amount that we have accrued may be inadequate. In addition, we may be named as a potentially responsible party at other sites in the future and the costs associated with such future sites may be material. We expect environmental laws and regulations and the interpretation and enforcement of those laws and regulations to become increasingly stringent and to further limit emission and discharge levels and to increase the likelihood and cost of environmental cleanups and related activities. All of these factors are likely to increase our operating expenses, require continuing capital expenditures and adversely affect the operating flexibility of our manufacturing operations and may require indeterminable and significant additional expenditures in connection with such compliance.

We have been named as a potentially responsible party related to the Lower Fox River.

We have been named by the United States Environmental Protection Agency, or EPA, as a “potentially responsible party,” or PRP, under the Comprehensive Environmental Response Compensation and Liability Act. We have been named a PRP because of discharges of polychlorinated biphenyls, or PCBs, into the Lower Fox River from our Appleton Plant in the 1950s, 1960s and 1970s and because of discharges from the Appleton Coated paper mill in Combined Locks, Wisconsin, which we owned from 1978 to 2000. We could be liable for a significant portion of the costs of remediating the PCBs that remain in the Lower Fox River. These costs could be very large. In October 2001, the DNR and EPA released a report in which they estimated total remediation costs, which we would share with other PRPs, to be $308 million. In a December 2002 update to its estimates, the DNR estimated the total remediation costs to be $333 million over a 7 to 18 year period. In 2003, the DNR and EPA issued two Record of Decisions (RODs) covering all five segments of the Lower Fox River, which includes Green Bay. The RODs provide for a combination of dredging and monitored natural recovery and contain revised estimates of total costs for remediation of $400 million over a 7 to 18 year time period. In addition to remediation, various government agencies are also asserting that we and the other PRPs are liable for natural resource damages caused by the PCBs. In October 2000, the U.S. Fish & Wildlife Service estimated that total natural resource damages would be in a range between $176 million to $333 million. At this time, we cannot precisely estimate our total liability for the Lower Fox River because we do not know how much the remedial actions and natural resource damages may cost or how large our share of those costs will be. Our liability could be substantial. Because the issuance of the two RODs greatly reduces the uncertainty about the remedy that will be implemented, we recorded an $80.8 million environmental liability for the Lower Fox River in fiscal 2002 and an additional $15.6 million environmental liability for the Lower Fox River in fiscal 2003, before indemnification by our former parent. Although we believe our recorded environmental liability reflects a reasonable estimate of our liabilities associated with the Lower Fox River based on the RODs, the actual amount of liabilities associated with the Lower Fox River could prove to be significantly larger than our recorded environmental liability. The liabilities associated with the Lower Fox River are discussed in greater detail under the heading “Item 1. Business—Environmental Matters—Lower Fox River.”

Our former parent, AWA, may fail to comply with its indemnification obligations related to the acquisition of our company.

Pursuant to the purchase agreement relating to the acquisition of our company, AWA and two of its affiliates have agreed to indemnify us for certain losses resulting from:

•	inaccuracies in the representations and warranties made by AWA and its affiliates;

•	the breach or nonperformance of AWA’s or its affiliates’ covenants and other agreements;

•	liabilities related to the businesses of Newton Falls, Inc., Appleton Coated LLC, Appleton Recycled Fibers, Inc., Appleton Capital Inc., Appleton Leasing LLC, Arjo Wiggins Investments Inc., Paperhub.com, Inc. and several other of our former subsidiaries;

•	ownership of the real property on which the Harrisburg plant and distribution center are located and environmental matters at this location prior to our sale of the Harrisburg plant to a third party; and

•	other designated liabilities.

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

If the potential matters for which we are entitled to receive indemnification from AWA and its affiliates result in significant liabilities for us, and for any reason AWA and/or its affiliates are unable or unwilling to honor these indemnification obligations, we could be required to pay for these liabilities ourselves, which could have a material adverse effect on our cash flow, our ability to fund or expand our operations and our ability to repay our existing and future indebtedness.

We incurred a significant amount of debt to complete the acquisition and, as a result, we are operating as a highly leveraged company.

To complete our acquisition of our company, it was necessary for us to incur a substantial amount of indebtedness. Our consolidated operating company debt and deferred payment obligation was approximately $562 million at January 3, 2004.

This large amount of indebtedness could:

•	make it more difficult for us to satisfy our obligations with respect to the senior credit facility and the Series B senior subordinated notes;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other general corporate activities;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate activities;

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

•	make it more difficult for us to satisfy our obligations to our creditors and, if we fail to comply with the requirements of our indebtedness, could result in an event of default under the agreements related to our indebtedness;

•	limit our ability to successfully withstand a downturn in our business or the economy generally; and

•	place us at a competitive disadvantage against other less leveraged competitors.

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

Our ability to meet our payment obligations and to comply with the financial covenants contained in the agreements relating to our indebtedness is subject to a variety of factors, including changes in:

•	demand for and selling prices of our products;

•	competition;

•	costs of raw materials and operating costs;

•	the decline rate in sales of carbonless paper products;

•	interest rate levels;

•	our status as a qualified subchapter S subsidiary;

•	environmental regulations; and

•	general economic conditions.

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

The agreements relating to our indebtedness, among other things, prohibit or restrict our ability to:

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

Terrorism, acts of war or international conflicts could negatively affect our business and financial condition.

Acts or threats of war or terrorism, international conflicts, including ongoing military operations in Iraq and Afghanistan, and the actions taken by the U.S. and other governments in response to such events could negatively impact general business and economic conditions in the U.S. and abroad. If terrorist activity, acts of war or other international hostilities cause an overall economic decline, our financial condition and operating results could be materially adversely affected. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security and other actual or potential conflicts or acts of war, including conflict in the Middle East, have created many economic and political uncertainties that could adversely impact our business and results of operations in ways that cannot presently be predicted.

The market for the primary product in our coated solutions business, carbonless paper, may decline more rapidly than we anticipate.

Our coated solutions business, of which the primary product is carbonless paper, currently represents our primary business and accounted for 81% of our net sales in fiscal 2001, 79% of our net sales in fiscal 2002 and 72% of our net sales in fiscal 2003. Our total sales volume of carbonless paper products declined 12.9% from fiscal 2000 to fiscal 2001, 7.9% from fiscal 2001 to fiscal 2002 and 9.0% from fiscal 2002 to fiscal 2003. We believe the U.S. carbonless market is declining as users switch to alternative modes of communication and technologies that do not use multipart business forms. We assume that the decline in our sales volume of carbonless paper products will continue at approximately 8% compounded annually for the next five years. If the decline in our sales of carbonless paper products accelerates, then our operating efficiency, profitability and cash flow may be materially adversely affected.

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

The development of new products can be very difficult and requires high levels of innovation. The development process can also be lengthy and costly. To date, our new products have yet to generate significant revenues or profits. The success of our new product offerings will depend on several factors, including our ability to:

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

Our strategy for growth includes strengthening and expanding our presence in certain market segments and broadening our product offerings through acquisitions, as evidenced by the two acquisitions we completed in fiscal 2003. Acquisitions are subject to potential problems and inherent risks, including:

•	difficulties in identifying, financing and completing viable acquisitions, especially in light of the restrictions on acquisitions imposed by our debt covenants and our inability to use our common stock as consideration;

•	difficulties in integrating the acquired company, retaining the acquired company’s customers and achieving the expected benefits of the acquisition, such as expected revenue increases, cost savings and increases in geographic or product presence, in the desired time frames, if at all;

•	the diversion of management’s attention away from current operations;

•	the loss of key employees of the acquired company;

•	the assumption of undisclosed liabilities or known liabilities not fixed as to their ultimate amount; and

•	in the event of a foreign-based acquisition, exposure to new market dynamics, a different regulatory environment and various cultural differences.

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

We currently rely on a relatively small number of customers to produce a significant amount of our net sales from coated solutions and thermal and advanced technical products.

Our five largest customers for coated solutions products accounted for approximately 52% of coated solutions net sales in fiscal 2001, approximately 51% of coated solutions net sales in fiscal 2002 and approximately 50% of coated solutions net sales in fiscal 2003. Our five largest customers for thermal and advanced technical products accounted for approximately 57% of thermal and advanced technical products net sales in fiscal 2001, approximately 52% of thermal and advanced technical products net sales in fiscal 2002 and approximately 51% of thermal and advanced technical products net sales in fiscal 2003. Many of our customers are under no obligation, contractual or otherwise, to purchase our products in the future. Furthermore, some of our customers have become insolvent or financially distressed in recent years. If we lose one or more of our significant customers (e.g., to a competitor or as a result of their being acquired by a customer of a competitor) or any of our significant customers experiences financial difficulty, then our operating efficiency, earnings and cash flow could be materially adversely affected.

We currently rely on a small number of third parties to supply several of the key raw materials we use to produce our products.

Our business depends upon the availability of key raw materials, including basestock and certain chemicals. In fiscal 2003, we purchased from external suppliers approximately $127 million of basestock. We relied on four external suppliers for approximately 98% of the basestock we purchased in fiscal 2003 to produce our coated solutions products. We relied on a single external supplier for approximately 75% of the basestock we purchased in fiscal 2003 to produce our thermal and advanced technical products. For some of the key chemicals we use in our products we rely on one or two suppliers. If there is a disruption in the supply of our raw materials, including the chemicals that we need to produce our coated solutions and thermal and advanced technical products, then we may be required to purchase these raw materials from alternative sources, which may result in a significant increase in our operating costs. Included in these increased costs would be development costs associated with qualifying new raw materials and suppliers. We may not be able to procure carbonless basestock, thermal basestock or our other raw materials from alternative suppliers in the future in amounts sufficient to meet our needs or at prices consistent with historical prices. The unavailability of alternative suppliers could subject us to significant cost increases and manufacturing delays and could have a material adverse effect on our operations, earnings and cash flow.

We have competitors in our various markets and we may not be able to maintain prices and margins for our products.

We face strong competition from companies in all four of our business segments. Our competitors vary in size and the breadth of their product offerings and some of our competitors have significantly greater financial, technical and marketing resources than we do. In addition, the non-compete agreement we have with our former parent company, AWA, expires on November 9, 2004, three years from the original purchase date. Given its knowledge of the U.S. market for carbonless and thermal products, its practical knowledge of, and prior experience with, the requirements of producing such products, and the fact it has U.S.-based production facilities, it is possible that AWA may decide to re-enter the U.S. marketplace and become a new competitor with which we would have to contend.

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

Our success depends, to a significant degree, on the efforts and abilities of our current senior and middle management teams. Their skills, experience and industry contacts significantly benefit us. The loss of key employees could have a negative effect on our operating results and financial condition. We do not maintain key-man life insurance on any members of our senior management team, other than our chief executive officer, and no members of our senior management team are subject to employment agreements except for the chief executive officer of our newly acquired U.K.-based security printing business.

Paperweight Development, its eligible subsidiaries and the ESOP may not continue to be exempt from U.S. federal or state income tax.

Paperweight Development has made an election to be taxed as a subchapter S corporation for U.S. federal and, where recognized, state income tax purposes and an election to treat its eligible subsidiaries as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state income tax purposes. The American Plastics and C&H Packaging subsidiaries acquired in 2003 are eligible for such treatment while BemroseBooth, a company registered in the U.K. and subject to U.K. Inland Revenue tax laws, is not eligible for treatment as a qualified subchapter S subsidiary and as a result we will incur a foreign tax liability.

Section 1362 of the Internal Revenue Code of 1986 provides that a corporation that meets certain requirements may elect to be taxed as a subchapter S corporation. These requirements include, but are not limited to: (1) the corporation having only certain types of shareholders, including ESOPs, (2) the corporation having 75 shareholders or less and (3) the corporation having only one class of stock.

The continuing status of Paperweight Development as a subchapter S corporation for U.S. federal and state income tax purposes will depend upon it continuing to meet the S corporation requirements. Neither we nor Paperweight Development have obtained a ruling from the Internal Revenue Service or any state tax agency confirming that Paperweight Development will be treated as a subchapter S corporation or that we will be treated as a qualified subchapter S subsidiary. In addition, neither we nor Paperweight Development have obtained an opinion upon which any investor may rely stating that Paperweight Development qualifies as a subchapter S corporation and its eligible subsidiaries qualify as qualified subchapter S subsidiaries for U.S. federal and state income tax purposes. It is possible that the Internal Revenue Service could take the position on audit that certain debt or obligations of Paperweight Development or its subsidiaries constitute a second class of stock and terminate Paperweight Development’s subchapter S election. The applicable law and regulations may change in a way which results in the taxation of Paperweight Development as a corporation other than as a subchapter S corporation. Furthermore, the current law that exempts the ESOP trust from taxation on its allocable share of a subchapter S corporation’s income may change.

Paperweight Development realized a benefit during fiscal 2002 and fiscal 2003 as a result of the elimination of its and its eligible subsidiaries’ U.S. federal income tax liability and a substantial portion of its and its eligible subsidiaries’ state income tax liabilities. These two years constitute the only years currently open for federal income tax audit purposes. While Paperweight Development was audited by the IRS for the 2001 tax year and received a “no change” letter (meaning the subchapter S corporation election was held to be valid for that year), if, for any reason, Paperweight Development loses its subchapter S corporation status, or any of its qualified subchapter S subsidiaries loses its qualified subchapter S subsidiary status, Paperweight Development and its subsidiaries would be required to pay U.S. federal and state income tax, thereby reducing the amount of cash available to repay debt or reinvest in our operations, which would have a material adverse effect on our earnings and cash flow. Similarly, if the ESOP trust becomes subject to tax on its share of the subchapter S corporation’s income, Paperweight Development would have to distribute cash to the ESOP trust to allow it to pay the tax, again reducing the amount of cash available to repay debt or to be reinvested in our operations. The termination of Paperweight Development’s subchapter S corporation status or the termination of Paperweight Development’s subsidiaries’ qualified subchapter S subsidiary status would violate covenants under the senior credit facility and the indenture governing the notes and would lead to a default under the senior credit facility and/or the indenture governing the notes. Loss of subchapter S corporation or comparable status would also require Paperweight Development and its subsidiaries to pay state income taxes in many states.

As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the subchapter S election if the gain is recognized within ten years after the effective date of the subchapter S election. If we sell a material portion of our assets in the future, we could be subject to a significant tax liability.

Future legislation or regulations intended to reform pension and other employee benefit plans could adversely affect our ability to repay our debt, reinvest in our operations, or grow our business through new product development or through acquisitions.

Since the bankruptcy filings of Enron Corp. and others in 2001, legislators and agencies of the executive branch have formulated or suggested various proposals to amend, restrict or eliminate various features of employee benefit plans. For example, legislation has been proposed in Congress to restrict the amount of company stock that may be held by a 401(k) plan and to allow plan participants to freely sell company stock held in their plan accounts. If legislation is adopted or new regulations are adopted that require us to lift restrictions on sales of stock held in participants’ KSOP accounts, that expand the diversification rights of participants in the KSOP, or that limit the amount of Paperweight Development common stock that may be held by the KSOP, then we may be required to fund the repurchase of substantial amounts of Paperweight Development common stock or take some other action restrictive to our finances. These repurchases or other restrictive actions could reduce the amount of cash available to repay debt, reinvest in our operations, or grow our business through new product development or through acquisitions. In addition, these repurchases could violate covenants under our senior credit facility and the indenture governing our senior subordinated notes, which could lead to a default under those documents.

Paperweight Development’s legal obligations to repurchase common stock from employees terminating their participation in the ESOP may lead to a default under the agreements relating to our indebtedness.

It may be necessary for us to make significant distributions to Paperweight Development in order for it to satisfy its share repurchase obligations to the ESOP under ERISA and the terms of the KSOP. The ESOP incurs obligations to its participants when they retire, otherwise terminate employment or make diversification elections. However, the agreements relating to our indebtedness contain limitations on our ability to make this type of distribution. The amount of Paperweight Development’s repurchase obligations may at any time exceed these limitations and we may elect to or be forced to help Paperweight Development meet its obligations. Further, Paperweight Development may also be limited to some extent from making payments to the ESOP or its beneficiaries by the terms of its and our indebtedness. As a result of Paperweight Development’s legally imposed repurchase obligation, we and/or Paperweight Development may be forced to violate the distribution and/or payment limitations contained in the agreements relating to its and our indebtedness, which may ultimately result in a default under these agreements. Defaults on any of our indebtedness could result in acceleration of our indebtedness and cause us to dispose of our assets or declare bankruptcy.

Item 8.	Financial Statements and Supplementary Data

1. Reports of Independent Auditors

To the Shareholder and Board of Directors of Paperweight Development Corp. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, redeemable common stock, (accumulated deficit) retained earnings, accumulated other comprehensive loss and comprehensive income and cash flows present fairly, in all material respects, the financial position of Paperweight Development Corp. and its subsidiaries at January 3, 2004 and December 28, 2002, and the results of its operations and its cash flows for each of the two years in the period ended January 3, 2004 and for the period from November 10, 2001 to December 29, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective December 30, 2001.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” relating to the classification of gains and losses from extinguishment of debt effective December 30, 2001.

As discussed in Note 3 to the consolidated financial statements, the Predecessor Company had a change in ownership as of November 9, 2001 which resulted in a new basis of accounting.

/s/    PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 24, 2004

To the Board of Directors of Appleton Papers Inc. and Subsidiaries:

In our opinion, the consolidated statements of operations, shareholder’s equity and cash flows for the period December 31, 2000 to November 9, 2001 present fairly, in all material respects, the results of operations and cash flows of Appleton Papers Inc. and its subsidiaries for the period December 31, 2000 to November 9, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 4, 2002

2. Financial Statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 3, 2004 and DECEMBER 28, 2002

(dollars in thousands, except share data)

	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$29,682	$24,390
Accounts receivable, less allowance for doubtful accounts of $3,245 and $1,428, respectively	117,129	93,377
Inventories	129,611	118,098
Other current assets	18,450	12,933

Total current assets	294,872	248,798
Property, plant and equipment, net	511,560	504,088
Goodwill	47,971	—
Intangible assets, net	128,450	127,016
Environmental indemnification receivable	77,030	67,356
Other assets	9,970	12,904

Total assets	$1,069,853	$960,162

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$31,350	$42,419
Accounts payable	56,870	45,419
Accrued interest expense	1,839	1,758
Restructuring reserve	5,757	4,753
Other accrued liabilities	77,182	64,743

Total current liabilities	172,998	159,092
Senior secured notes payable	135,402	108,923
Revolving line of credit	10,000	—
Variable rate industrial development bonds	8,650	8,650
Capital lease obligation	3,504	3,923
Postretirement benefits other than pension	59,469	58,262
Accrued pension	39,696	10,959
Accrued income taxes	15,432	24,548
Environmental liability	99,329	88,373
Other long-term liabilities	8,419	9,548
Senior subordinated notes payable	199,958	199,958
Deferred payment obligation	172,742	156,409
Commitments and contingencies (Note 19)	—	—
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 12,124,778 and 11,587,204, respectively	158,279	133,581
Accumulated deficit	(3,587)	(541)
Accumulated other comprehensive loss	(10,438)	(1,523)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$1,069,853	$960,162

The accompanying notes are an integral part of the consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	(Successor Basis)			(Predecessor Basis)
	For the Year Ended January 3, 2004	For the Year Ended December 28, 2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001
Net sales	$861,453	$897,973	$112,950	$842,868
Cost of sales	634,323	630,712	76,345	591,741

Gross profit	227,130	267,261	36,605	251,127
Selling, general and administrative expenses	159,103	156,577	18,693	135,126
Restructuring and other charges	2,629	—	—	6,385
Environmental expense	—	21,017	—	23,389
Litigation settlements	—	—	—	449
Equipment relocation expenses	—	—	—	463

Operating income	65,398	89,667	17,912	85,315
Other expense (income)
Interest expense	54,160	68,354	10,638	25,441
Debt extinguishment expenses	1,396	11,754	—	10,392
Interest income	(315)	(990)	(406)	(8,818)
Foreign exchange (gain) loss	(1,085)	(46)	(53)	492

Income before income taxes from continuing operations	11,242	10,595	7,733	57,808
Provision for income taxes	83	503	117	20,625

Income from continuing operations	11,159	10,092	7,616	37,183

Discontinued operations, net of tax:
Loss from discontinued operations	—	—	—	(4,462)

Net income	$11,159	$10,092	$7,616	$32,721

The accompanying notes are an integral part of the consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	(Successor Basis)			(Predecessor Basis)
	For the Year Ended January 3, 2004	For the Year Ended December 28, 2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001
Cash flows from operating activities:
Income from continuing operations	$11,159	$10,092	$7,616	$37,183
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation	61,548	58,514	4,716	36,201
Amortization of intangible assets	9,670	9,463	1,289	458
Amortization of financing fees	3,418	9,585	1,770	59
Employer 401(k) noncash matching contributions	8,093	7,339	1,154	—
Foreign exchange (gain) loss	(1,085)	(46)	(53)	492
Loss on disposals of equipment	887	1,563	—	1,252
Debt extinguishment expenses	540	11,754	—	209
Accretion of deferred payment and capital lease obligations	16,612	14,818	1,890	324
Deferred income taxes	—	—	—	(11,840)
Asset impairment charges	—	—	—	3,827
(Increase)/decrease in assets and increase/(decrease) in liabilities excluding effects of business acquisitions:
Accounts receivable	12,667	12,017	17,524	17,215
Inventories	4,863	16,500	(4,767)	25,308
Other current assets	(694)	(923)	54	(226)
Accounts payable and other accrued liabilities	(5,046)	(6,335)	(1,426)	(14,480)
Restructuring reserve	1,004	(711)	(19)	(9,913)
Accrued income taxes	437	17,970	289	(4,656)
Accrued pension	1,803	(7,097)	205	—
Environmental liability/receivable, net	—	21,017	—	20,012
Other, net	468	1,368	(187)	(828)

Net cash provided by operating activities of continuing operations	126,344	176,888	30,055	100,597
Net cash provided by operating activities of discontinued operations	—	—	—	11,897

Net cash provided by operating activities	126,344	176,888	30,055	112,494
Cash flows from investing activities:
Proceeds from sale of equipment	3	56	19	9,016
Additions to property, plant and equipment	(29,903)	(32,444)	(6,741)	(49,804)
Acquisition of businesses, net of cash acquired	(112,266)	—	(314,826)	—

Net cash (used by) investing activities	(142,166)	(32,388)	(321,548)	(40,788)
Cash flows from financing activities:
Payments of senior secured notes payable	(124,590)	(113,658)	—	—
Proceeds from refinancing senior secured notes payable	140,000	—	—	—
Repurchase of senior subordinated notes payable	—	(50,042)	—	—
Payments relating to capital lease obligation	(670)	(671)	(56)	(268)
Proceeds from revolving line of credit	84,000	—	—	—
Payments of revolving line of credit	(74,000)	—	—	—
Proceeds from issuance of redeemable common stock	13,360	5,909	104,663	—
Payments to redeem common stock	(14,387)	(304)	—	—
(Decrease)/increase in cash overdraft	(2,599)	2,954	(4,570)	8,920
Payments of loans from former parent and affiliated companies	—	—	—	(45,745)
Loans from former parent and affiliated companies	—	—	—	159,140
Due to former parent and affiliated companies, net	—	—	(7,388)	6,412
Payments for debt extinguishment	—	—	—	(150,000)
Payment of senior subordinated seller note	—	—	(250,000)	—
Proceeds from issuance of long-term debt, net of issuance costs	—	—	484,546	—

Net cash provided by (used by) financing activities of continuing operations	21,114	(155,812)	327,195	(21,541)
Net cash (used by) financing activities of discontinued operations	—	—	—	(11,528)

Net cash provided by (used by) financing activities	21,114	(155,812)	327,195	(33,069)
Change in cash and cash equivalents	5,292	(11,312)	35,702	38,637
Cash and cash equivalents at beginning of period	24,390	35,702	—	39,871

Cash and cash equivalents at end of period	$29,682	$24,390	$35,702	$78,508

The accompanying notes are an integral part of the consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

(dollars in thousands, except share data)

	Common Stock					Total Shareholder's
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Shareholder Note	(Deficit) Equity
Balance, December 30, 2000 (Predecessor Basis)	100	$10,500	$(224,282)	$338,263	$(125,000)	$(519)
Net income	—	—	—	32,721	—	32,721
Conversion of shareholder note	—	—	—	—	125,000	125,000
Dividend distribution	—	—	—	(7,388)	—	(7,388)
Capital contribution from parent and affiliated companies	—	—	352,973	—	—	352,973
Transfer of liability to affiliated company	—	—	2,782	—	—	2,782
Recovery of withholding tax	—	—	—	5,204	—	5,204

Balance, November 9, 2001 (Predecessor Basis)	100	$10,500	$131,473	$368,800	$—	$510,773

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK, (ACCUMULATED DEFICIT) RETAINED EARNINGS, ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME (dollars in thousands, except share data)
	Redeemable Common Stock
	Shares Outstanding	Amount	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income
Issuance of redeemable common stock, net of issuance costs	10,684,373	$104,663	$—	$—
Comprehensive income:
Net income	—	—	7,616	—	$7,616

Total comprehensive income					$7,616

Balance, December 29, 2001	10,684,373	104,663	7,616	—
Comprehensive income:
Net income	—	—	10,092	—	$10,092
Minimum pension liability adjustment	—	—	—	(1,523)	(1,523)

Total comprehensive income					$8,569

Issuance of redeemable common stock	919,539	10,973	—	—
Redemption of redeemable common stock	(16,708)	(304)	—	—
Accretion of redeemable common stock	—	18,249	(18,249)	—

Balance, December 28, 2002	11,587,204	133,581	(541)	(1,523)
Comprehensive income:
Net income	—	—	11,159	—	$11,159
Minimum pension liability adjustment	—	—	—	(9,609)	(9,609)
Foreign currency translation adjustment	—	—	—	1,226	1,226
Realized and unrealized losses on derivatives	—	—	—	(532)	(532)

Total comprehensive income					$2,244

Issuance of redeemable common stock	1,184,408	24,880	—	—
Redemption of redeemable common stock	(646,834)	(14,387)	—	—
Accretion of redeemable common stock	—	14,205	(14,205)	—

Balance, January 3, 2004	12,124,778	$158,279	$(3,587)	$(10,438)

The accompanying notes are an integral part of the consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Paperweight Development Corp. (“PDC”) and New Appleton LLC were formed on December 28, 2000 by an executive management group of Appleton Papers Inc. (“API”) for the purpose of purchasing all of the partnership interests of Arjo Wiggins Delaware General Partnership (“AWDGP”). The partnership interests in AWDGP were held by Arjo Wiggins US Holdings Limited (87.5%) and Arjo Wiggins North America Investments Limited (12.5%). API was a wholly-owned subsidiary of Appleton Investments LLC (“AI”) and AI was a wholly-owned subsidiary of AWDGP. Prior to the acquisition of AWDGP, PDC had no operating activity.

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

The accompanying consolidated financial statements, after the elimination of intercompany accounts and transactions, include the accounts of PDC and its wholly-owned subsidiaries (collectively the “Company”) for the years ended January 3, 2004 and December 28, 2002 and the period November 10, 2001 to December 29, 2001 (“Successor Period”). The accounts prior to the acquisition of AWDGP (“Predecessor Period”) relate to API, its wholly-owned subsidiaries, as well as AWDGP and AI. The accounts of AWDGP and AI consisted of debt used to fund the operations of API and the corresponding interest expense and tax benefits. The consolidated statements of operations and cash flows for the Successor Period have been segregated from the Predecessor Period to reflect the change in the reporting entity. Subsequent to the November 9, 2001 acquisition, API became a wholly-owned subsidiary of PDC (see Note 3 “Acquisition of Businesses”).

Prior to the November 9, 2001 acquisition, API’s ultimate parent was Worms et Cie. Worms et Cie. is incorporated in France.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NATURE OF OPERATIONS

API is the primary operating subsidiary of PDC and was the primary operating subsidiary of AWDGP. API creates product solutions for customers and end users through its development and use of coating formulations and applications as well as encapsulation technology, security, printing and packaging technologies. The Company operates in four business segments: coated solutions, thermal and advanced technical products, security products and performance packaging. The carbonless business is the largest component of the coated solutions segment. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. As part of its coated solutions business, the Company produces coated products for inkjet printing, point-of-sale displays and other design and print applications. Also included in the coated solutions segment for fiscal 2003 and all periods presented, are the Company’s carbonless products which contain security features. Sales within the coated solutions segment accounted for approximately 72% of consolidated net sales in 2003, 79% of consolidated net sales in 2002, 80% in the fiscal 2001 Successor Period and 81% in the fiscal 2001 Predecessor Period.

The thermal and advanced technical products segment consists of the thermal business as well as the development of non-thermal products and related substrates for the transaction and item identification markets. These products are routinely used for point-of-sale receipts and coupons; event and transportation tickets; lottery and gaming tickets; tags for airline baggage and retail applications; and label products for grocery, shipping, medical and retail applications. Sales within thermal and advanced technical products accounted for approximately 21% of consolidated net sales in 2003, 20% of consolidated net sales in 2002, 18% in the fiscal 2001 Successor Period and 18% in the fiscal 2001 Predecessor Period.

The security business produces products with basic security features that make them resistant to forgery and counterfeiting. From that foundation API is building a comprehensive business that incorporates security technologies including watermarks, taggants, embedded threads and fibers and machine-readable technologies. The focus of the security business is on checks, business and government documents and the emerging brand protection market. In December 2003, the Company acquired Bemrose Group Limited, whose operating unit, BemroseBooth, is a leading provider of “mission critical” secure and specialized print services.

The Company entered the performance packaging market in 2003 by acquiring C&H Packaging Company, Inc. (“C&H Packaging”) and American Plastics Company, Inc. (“American Plastics”). These two companies produce high-quality, custom multilayered films and commercial packaging and print and convert flexible plastic packaging materials.

The Company’s customers include printers, merchants and converters primarily located in North America, who buy its carbonless, thermal, security or specialty coated products. The Company’s performance packaging business unit sells packaging products to food processing, household and industrial products companies located in the United States. Customers of BemroseBooth, the Company’s United Kingdom subsidiary, include many of the United Kingdom’s biggest brand names in retail, telecommunications, financial services and transportation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company’s fiscal year is the 52-week or 53-week period ending the Saturday nearest December 31. Fiscal year 2003 was a 53-week period ending on January 3, 2004. Fiscal year 2002 was a 52-week period ending on December 28, 2002. Fiscal 2001 was a 52-week year, for which the Predecessor Period and the Successor Period ended November 9, 2001 and December 29, 2001, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

REVENUE RECOGNITION

Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company’s price to the customer is fixed; collectibility is reasonably assured; and title has transferred to the customer. Generally, these criteria are met at the time of shipment. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized. Shipping and handling fees are reflected in net sales and shipping and handling costs are reflected in cost of sales.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company has written policies and procedures that place all financial instruments under the direction of the corporate treasury department and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is strictly prohibited. The Company uses financial instruments to manage the market risk from changes in foreign currency exchange rates.

The Company follows the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 149. The fair values of all derivatives are recorded in the consolidated balance sheets. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive loss, depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

The Company selectively hedges anticipated transactions that are subject to foreign exchange exposure using foreign currency exchange contracts. These instruments are designated as cash flow hedges in accordance with SFAS No. 133 and are recorded on the consolidated balance sheets at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive loss and are subsequently reclassified into earnings when the hedge transactions occur and affect earnings. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the years ended January 3, 2004 and December 28, 2002, the fiscal 2001 Successor Period and the fiscal 2001 Predecessor Period, no amount was recognized in earnings due to ineffectiveness of a hedge transaction. The $0.5 million amount reported as realized and unrealized losses on derivatives in accumulated other comprehensive loss as of January 3, 2004 represents the net loss on derivatives designated as cash flow hedges.

CASH EQUIVALENTS

Cash equivalents consist of funds invested in institutional money market funds with daily liquidity. At January 3, 2004 and December 28, 2002, there were cash overdrafts of approximately $7.2 million and $9.8 million, respectively, which are included in accounts payable within the accompanying consolidated balance sheets.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for substantially all finished goods, work in process and raw materials. Stores and spare parts inventories are valued at average cost and certain other inventories are valued using the first-in, first-out (“FIFO”) method. Finished goods and work-in process inventories include the cost of materials, labor and manufacturing overhead.

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

INTANGIBLE ASSETS

Certain intangible assets (including a portion of registered trademarks) have been determined to have indefinite useful lives and will not be amortized until their useful lives are determined to be no longer indefinite. Other intangible assets (patents, customer relationships, non-compete agreements, applications software and the remaining registered trademarks) are amortized over their estimated useful lives of 3 to 25 years.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

INCOME TAXES

In conjunction with the acquisition of API, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state income tax purposes and, therefore, the Company anticipates that it will not incur any future U.S. federal income tax liability and minimal state income tax liabilities.

Non eligible subsidiaries, and the Predecessor Company which was included within the consolidated tax return of AWDGP, account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in financial statements. At January 3, 2004 comprehensive income for the Company consisted of net income and accumulated other comprehensive loss relating to minimum pension liability adjustments, foreign currency translation adjustments and unrealized losses on derivatives totaling $2.2 million. At December 28, 2002 comprehensive income for the Company consisted of net income and accumulated other comprehensive loss relating to minimum pension liability adjustments totaling $8.6 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $18.0 million in 2003, $14.7 million in 2002, $1.7 million during the 2001 Successor Period and $12.5 million for the fiscal 2001 Predecessor Period.

ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143, which was effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When the liability is recorded, the entity capitalizes the cost of the liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 was effective for the Company’s first quarter of fiscal 2003 and did not have any effect on its financial position, results of operations or cash flows.

In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued, which mainly addresses the accounting and disclosure related to early extinguishment of debt transactions as well as other technical corrections. The provisions of this statement were effective for the Company for all transactions consummated after May 15, 2002. Pursuant to this pronouncement, API recorded debt extinguishment expenses of $1.4 million and $11.8 million within income from continuing operations as a result of refinancing a portion of the Senior Credit Facility during the fourth quarter of 2003 and the second quarter of 2002, respectively. The adoption of SFAS No. 145 also resulted in the Company reclassifying its fiscal 2001 Predecessor Period debt extinguishment expenses of $10.4 million from an extraordinary item to a component of earnings from continuing operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. FIN 46R applies immediately for the Company to variable interest entities created after December 31, 2003, and applies for the first reporting period beginning after December 15, 2004 to variable interest entities in which an enterprise holds a variable interest that was acquired before January 1, 2004. The Company is currently evaluating the impact of this statement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-4 “Issuers’ Accounting for Employee Stock Ownership Plans under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which concluded that ESOP shares or freestanding agreements to repurchase those shares are not within the scope of SFAS No. 150.

In December 2003, the FASB revised SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These disclosure requirements are effective immediately for the Company, except for estimated future benefit payments, which will be effective in fiscal 2004. This statement also requires interim period disclosure of the components of net periodic benefit cost, and if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. These interim disclosures will be effective in the first quarter of 2004.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. ACQUISITION OF BUSINESSES

In December 2003, the Company acquired Bemrose Group Limited, a privately-held company headquartered in Derby, England. The group’s operating unit, BemroseBooth, produces security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed promotional products such as calendars. The purchase price for this acquisition, net of cash acquired, approximated $61.7 million and was financed with cash from operations and proceeds received from a senior secured variable rate note. The Company is obtaining independent appraisals to allocate the purchase price to the acquired net assets. Pending completion of the appraisals, the excess of the purchase price over the estimated fair value of the acquired net assets has been allocated to goodwill. The Company expects that such appraisals, and the allocation of the purchase price, will be completed by the end of the second quarter of fiscal 2004. Goodwill of approximately $23.8 million has been assigned to the Company’s security business unit. Bemrose Group Limited has been included in the Company’s consolidated financial statements since the date of acquisition.

The acquisition was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” The following table summarizes the estimated fair values of the assets acquired and liabilities assumed excluding cash acquired (dollars in thousands):

Current assets	$38,714
Property, plant and equipment	37,912
Intangible assets	7,659
Goodwill	23,757
Other assets	669

Total assets acquired	$108,711

Current liabilities	$25,234
Other long-term liabilities	21,802

Total liabilities assumed	$47,036

Net assets acquired	$61,675

On April 30, 2003, the Company acquired all of the outstanding common shares of two privately-held Wisconsin-based companies, C&H Packaging Company, Inc. and American Plastics Company, Inc., which includes American Real Estate Corporation (a real estate holding company for the real estate assets of American Plastics). C&H Packaging and American Plastics have been included in the Company’s consolidated financial statements from the date of acquisition. C&H Packaging prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial product industries. American Plastics produces high-quality, custom multilayered films and commercial packaging. The purchase price for these acquisitions approximated $50.6 million and was financed with cash from operations and borrowings under the revolving credit portion of the Company’s Senior Credit Facility. The Company obtained independent appraisals to allocate the purchase price to the acquired net assets. As a result of this acquisition, goodwill of approximately $23.7 million has been assigned to the Company’s Performance Packaging business unit.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (dollars in thousands):

Current assets	$13,219
Property, plant and equipment	12,300
Intangible assets	6,132
Goodwill	23,739
Other assets	110

Total assets acquired	$55,500

Current liabilities	$4,909

Total liabilities assumed	$4,909

Net assets acquired	$50,591

The following unaudited proforma data summarizes the results of operations for the years indicated as if the acquisitions of C&H Packaging, American Plastics and BemroseBooth had been completed on December 29, 2002 and December 30, 2001, respectively. The proforma data gives effect to actual operating results prior to the acquisition and adjustments to cost of sales, selling general and administrative, interest expense, amortization, depreciation and income taxes. These unaudited proforma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on December 29, 2002 and December 30, 2001 or that may be obtained in the future (dollars in thousands):

	For the Year Ended January 3, 2004	For the Year Ended December 28, 2002
Net sales	$968,459	$1,031,733
Net income	$13,642	$14,472

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

The transaction was financed with $106.8 million of proceeds received from the ESOP ($104.7 million, net of stock issuance costs), $265.0 million of senior secured notes payable borrowed at the closing (see Note 12 “Long-Term Obligations”), $250.0 million in aggregate principal amount of a senior subordinated note due 2008 issued to Arjo Wiggins Appleton (“AWA”), which bore interest at the rate of 11.5% per annum in the Successor Period, and a deferred payment obligation with a present value of $140 million at the closing of the Acquisition to be paid to AWA (see Note 12 “Long-Term Obligations”).

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Under the indemnification agreements, AWA agreed to indemnify the Company for the first $75 million of Fox River Liabilities and for those in excess of $100 million (see Note 19 “Commitments and Contingencies”). The Company is responsible for the $25 million of liabilities between $75 million and $100 million. The indemnification agreements provide that it is the intent of the parties that at no time will API or PDC be required to fund any costs and expenses relating to the Fox River Liabilities for which API or PDC will be indemnified. AWA has paid $20.9 million under the indemnification agreements through 2003.

In connection with the indemnification agreements and in order to assure the Company, the ESOP Trustee and the Company’s lenders that AWA would be able to meet its indemnification obligations under these agreements, AWA purchased and fully paid for indemnity claim insurance from an affiliate of American International Group, Inc. (“AIG”).

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The AIG insurance policy is designed to provide coverage, with the exception described below, for an increasing amount of potential Fox River Liabilities for each of the 12-month periods beginning November 9 of the years specified below:

Year	Maximum Coverage
2001	$ 75 million
2002	$100 million
2003	$125 million
2004	$150 million
2005	$175 million
2006	$200 million
2007 and thereafter	$250 million
(unless reduced as
described below)

The amounts available under the AIG insurance policy were determined as a result of negotiations with AWA and are not based on any particular cost estimates. The Company believes that the $250 million available under the AIG insurance policy will be in excess of the Company’s ultimate liability for remediation of the Lower Fox River even if, as discussed in Note 19, “Commitments and Contingencies,” (a) the costs of remediation were to be twice the government agencies’ estimate of $400 million, (b) the Company’s natural resource damages (“NRD”) settlement was to be twice the $12 million obtained by Georgia-Pacific and (c) the Company’s combined share with NCR of all of these liabilities was to be substantially more than any estimate of the Company’s share of the PCB discharge.

The AIG insurance policy was designed to provide a funding source to satisfy the Fox River Liabilities and other liabilities. As such, the policyholder (described below) has designated a third party administrator to manage the various environmental issues that arise with respect to the Lower Fox River. This administrator works with the Company’s employees as negotiations and discussions occur with governmental authorities and third parties. As the Company incurs costs and expenses that constitute Fox River Liabilities, it submits invoices to the administrator, which are in turn submitted to AIG and then paid under the AIG insurance policy. As noted above, the indemnity arrangements negotiated with AWA and the AIG insurance policy are designed to ensure that the Company will not be required to fund any costs and expenses for the Fox River Liabilities and to assure the Company, the ESOP Trustee and the Company’s lenders and investors that it will not have to rely on AWA itself to make these payments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The AIG insurance policy will not terminate sooner than the stated maturity of the senior subordinated notes unless the Company experiences certain types of changes of control and provided it complies with the provisions of the Senior Credit Facility and Senior Subordinated Notes, including provisions that could require it to repay or offer to repay that indebtedness. The AIG insurance policy will be extended beyond the stated maturity of the Senior Subordinated Notes, referred to as an extension period, (1) for up to three years if a designated arbiter is not able to determine that the Company will have sufficient internal cash to repay the Senior Subordinated Notes at stated maturity, or if the designated arbiter determines the Company will have sufficient cash but does not actually repay the Senior Subordinated Notes or irrevocably deposit funds sufficient to repay them or (2) for up to five years if AWA shall have committed a payment default under its indemnification obligations in excess of $1 million that is not cured within 60 days of written notice. The amount of coverage required under the AIG insurance policy during an extension period will be the lesser of (1) two times the excess of the required remaining indemnification payments during the extension period over funds available from the net worth protection described below and the amounts otherwise available under the policy after December 15, 2008 from the stream of payments referred to as the annuity as determined by a designated arbiter or (2) the amount of coverage available under the AIG insurance policy remaining on the first day of the extension period.

The AIG insurance policy is owned by a Bermuda corporation that is referred to as the policyholder. Under the indemnification agreements, the policyholder has the right to elect to reduce the maximum coverage amount from $250 million to $167 million at any time after the notes are paid in full and certain other conditions are met or upon a change of control.

In order to establish and administer the AIG insurance policy, AWA and PDC each formed direct or indirect special purpose subsidiaries that jointly own the policyholder. The policyholder owns and is the direct beneficiary of the AIG insurance policy. At the closing of the Acquisition, AWA assigned, and the policyholder assumed, AWA’s share of the Fox River Liabilities under AWA’s indemnification agreement in exchange for a capital contribution by AWA to the policyholder in the amount of the premium required to fully purchase the AIG insurance policy. AWA has not been released from its primary responsibility for performance under its indemnification agreement. This structure is intended to protect the policyholder and the AIG insurance policy from claims made by the creditors of AWA, PDC and/or their respective affiliates, including the special purpose subsidiaries that own the policyholder, in a bankruptcy or other liquidation proceeding involving any of these companies.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

AWA also agreed to indemnify the Company for liabilities related to the business and operations of Newton Falls, Inc., Appleton Coated LLC, Appleton Capital Inc., Appleton Leasing LLC, Arjo Wiggins Investments Inc., Appleton Recycled Fibers, Inc., Paperhub.com, Inc. and several other of API’s former subsidiaries, the ownership of the real property on which the Harrisburg plant is located and for pre-closing environmental contingencies at this location, and for certain other designated liabilities, which are referred to as other excluded liabilities, including pending litigation, and some known environmental conditions or issues, other than those matters relating to the Lower Fox River, which are covered by the indemnification agreement described above. Under these provisions AWA is obligated to reimburse API for losses for, in the case of a breach of an environmental representation or warranty or a loss arising from a known environmental condition or issue constituting other excluded liabilities, 50% of the first $5 million of losses and 100% of losses in excess of $5 million and, in all other cases, 100% of the losses.

Also as part of the purchase agreement, AWA agreed to indemnify the Company for 100% of net income tax liabilities after the November 9, 2001 acquisition, in respect of periods through September 30, 2001, excluding 50% of amounts in excess of $5.0 million in the aggregate up to and including $10.0 million in the aggregate, representing a maximum amount of $2.5 million for which the Company shall remain responsible. All tax refunds relating to periods through September 30, 2001 received by the Company must first be applied against the amount of net income tax liabilities indemnified by AWA. The Company will be allowed to retain any excess net refunds over net income tax liabilities. In fiscal 2003, API received $0.5 million of state tax refunds that relate to periods prior to September 30, 2001, which may be used to satisfy any additional tax liabilities arising from audits for those periods. In fiscal 2002, API received $17.9 million of federal and state tax refunds that related to periods prior to September 30, 2001. Since the Acquisition, certain contingent tax liabilities relating to the period prior to October 1, 2001, and reserved for within the November 10, 2001 opening balance sheet, have since been resolved or the corresponding years have been closed to audit. As of January 3, 2004, accrued income taxes were reduced by $13.8 million. Correspondingly, property, plant and equipment and intangible assets were also decreased by $13.8 million.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	(Successor Basis)			(Predecessor Basis)
	For the Year Ended January 3, 2004	For the Year Ended December 28, 2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001
Adjusted net income
As reported, net of tax	$11,159	$10,092	$7,616	$32,721
Goodwill amortization	—	—	—	458

	$11,159	$10,092	$7,616	$33,179

The changes in the carrying amount of goodwill for the year ended January 3, 2004 are as follows (dollars in thousands):

	Coated Solutions	Thermal and Advanced Technical Products	Security	Performance Packaging	Total
Balance as of December 28, 2002	$—	$—	$—	$—	$—
Goodwill from business acquisitions	—	—	23,757	23,739	47,496
Currency translation	—	—	475	—	475

Balance as of January 3, 2004	$—	$—	$24,232	$23,739	$47,971

The goodwill value presented above in the security business, which relates to the BemroseBooth acquisition, is preliminary pending the Company’s final purchase price allocation, which is anticipated to be completed by the end of the second quarter of fiscal 2004.

The Company’s other intangible assets consisted of the following (dollars in thousands):

	As of January 3, 2004		As of December 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$63,082	$6,457	$60,000	$3,404
Patents	39,373	13,141	40,000	6,997
Customer relationships	13,946	776	7,050	351
Non-compete agreements	1,908	48	—	—
Applications software	480	—	—	—

Total	$118,789	$20,422	$107,050	$10,752

Unamortized intangible assets:
Trademarks	$30,083		$30,718

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Of the $148.9 million of acquired intangible assets, $93.2 million was assigned to registered trademarks. Trademarks totaling $58.8 million related to carbonless paper and $4.3 million related to the Company’s 2003 acquisitions are being amortized over their useful life of 20 years, while the remaining $30.1 million are considered to have an indefinite life and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships, 5 years for non-compete agreements and 7 years for applications software.

Amortization expense for the year ended January 3, 2004 approximated $9.7 million. Amortization expense for the year ended December 28, 2002 and the period November 10, 2001 to December 29, 2001 approximated $9.5 million and $1.3 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates that annual amortization expense of intangible assets will approximate $11 million per year for 2004 through 2006, $10 million for 2007 and $6 million for 2008.

5. DISCONTINUED OPERATIONS

On October 28, 2001, API completed the transfer of one of its wholly-owned subsidiaries, Newton Falls, Inc. (“NFI”), to Newton Falls LLC (“NFLLC”), an affiliated company of AWA. The Newton Falls mill, which represented the remainder of API’s coated free sheet and fine paper products division, was permanently closed in the third quarter of 2001. API’s deficit investment in this subsidiary at the date of transfer was $2.8 million. This amount was credited to shareholder’s equity as API and NFLLC were commonly controlled entities.

API classified this subsidiary as discontinued operations in its consolidated statements of operations and cash flows for the Predecessor Period presented. Operating losses were $6.9 million and net income approximated $4.5 million in the fiscal 2001 Predecessor Period.

6. RESTRUCTURING AND OTHER CHARGES

During 2003, in order to position itself for long-term growth, the Company reduced salaried employment by 46. This included positions at corporate headquarters as well as the plant and mill sites. As a result, the Company took a charge in 2003 of $2.6 million for employment termination benefits.

During the third quarter of 1999, API announced plans to close the Newton Falls mill in 2000 and the Harrisburg plant in 2001. API recorded restructuring charges of $12.7 million in the fiscal 2001 Predecessor Period related to these facility closings.

In the third quarter of 2000, API ceased operations at the Newton Falls mill and permanently closed the mill during the third quarter of 2001. API sold its Harrisburg plant in August 2001. As part of this sale, API entered into a five-year agreement to lease the portion of the plant that served as a distribution center.

The table below summarizes the components of restructuring costs included in the fiscal 2001 Predecessor Period in the consolidated statements of operations (dollars in thousands):

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	(Predecessor Basis)
	For the Period December 31, 2000 to November 9, 2001
	Restructuring and Other Charges	Loss from Discontinued Operations
Asset impairments	$3,827	$3,277
Employee termination benefits	1,089	—
Newton Falls mill closing costs	—	2,667
Loss on contractual obligations	—	(85)
Other	1,469	415

	$6,385	$6,274

In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” API recorded impairment losses of $3.8 million and $3.3 million during the period December 31, 2000 to November 9, 2001 for the sale of the Harrisburg plant and the closure of the Newton Falls mill, respectively.

Charges related to employee termination benefits of $1.1 million recorded in the period December 31, 2000 to November 9, 2001 were recorded for the 348 plant and distribution center employees whose employment was terminated in 2001.

Newton Falls mill closing costs of $2.7 million in the fiscal 2001 Predecessor Period relate to additional costs caused by various delays in closing the facility that were not included within API’s original estimates.

Other charges of $1.9 million were recorded in the fiscal 2001 Predecessor Period. These charges primarily related to other payments made for various closing costs incurred for the Harrisburg plant.

The table below summarizes the components of the restructuring reserve included on the consolidated balance sheets at January 3, 2004 and December 28, 2002 (dollars in thousands):

	December 28, 2002 Reserve	2003 Reserve Additions	2003 Charges to Reserve	January 3, 2004 Reserve
Distribution center exit costs	$4,753	$—	$(617)	$4,136
Employee termination benefits	—	2,629	(1,008)	1,621

	$4,753	$2,629	$(1,625)	$5,757

The $0.6 million reduction to the distribution center exit cost reserve represents 2003 lease payments, net of sublease income, for the New York distribution center. In 1999, the Company committed to exiting this distribution center in 2001 because it was no longer needed as a result of the closure of the Newton Falls mill and thus recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expires in 2007.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. TRANSACTIONS WITH AWA AND AWA AFFILIATED COMPANIES

On November 6, 2001, AWDGP’s two partners made a capital contribution of approximately $353.0 million to AWDGP. A portion of the receivables associated with this capital contribution were assigned to affiliated companies for full settlement of intercompany loan balances. Prior to the Acquisition, API made a dividend distribution of approximately $7.4 million to an affiliated company.

Management fee expenses to AWA approximated $1.0 million in the fiscal 2001 Predecessor Period. Basestock and other paper purchases from Appleton Coated LLC for the fiscal 2001 Predecessor Period were $86.4 million. Fees, associated with information technology and other services, received from affiliated companies approximated $2.7 million for the fiscal 2001 Predecessor Period.

During 2000 and through September of 2001, API held a $125 million shareholder note in Arjo Wiggins SA (the “AWSA Note”). The AWSA Note could be redeemed at the option of AWSA on every tenth anniversary of the January 5, 1994 issue date. Interest at the annual rate of 6.46% was payable on June 15 and December 15 of each year. API recorded $6.4 million of interest income in the fiscal 2001 Predecessor Period. Effective October 1, 2001 the note was sold to AWA for $125 million plus accrued interest. In consideration for the sale of the AWSA Note, AWA agreed to reduce intercompany debt owed by API to AWA.

During 1990, API made a dividend distribution of $113.4 million to AWA, of which $5.2 million represented withholding tax. This $113.4 million dividend was charged directly to equity. Subsequent to remitting the withholding tax, API determined the distribution was not subject to withholding tax and filed for a refund. API received the refund but, expecting the issue to be contested by the IRS, recorded the receipt of the refund as an accrued liability. During the third quarter of 2001 the issue was settled by the IRS in API’s favor and the $5.2 million accrued liability was reversed directly to retained earnings.

8. INVENTORIES

Inventories consist of the following (dollars in thousands):

	2003	2002
Finished goods	$66,108	$61,685
Raw materials, work in process and supplies	63,333	56,898

Total cost	129,441	118,583
Increased (excess) cost over LIFO cost	170	(485)

	$129,611	$118,098

Stores and spare parts inventory balances of $21.4 million in 2003 and $21.3 million in 2002 are valued at average cost. These balances are included above on the raw materials, work in process and supplies line. Inventories valued using the FIFO method approximate 11% of the Company’s total inventory balance.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	2003	2002
Land and improvements	$9,118	$4,725
Buildings and improvements	93,909	77,259
Machinery and equipment	477,323	447,745
Software	27,447	9,971
Capital lease	4,764	4,764
Construction in progress	22,543	22,633

	635,104	567,097
Accumulated depreciation/amortization	(123,544)	(63,009)

	$511,560	$504,088

10. OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	2003	2002
Deferred debt expense	$6,044	$9,483
Other	3,926	3,421

	$9,970	$12,904

11. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (dollars in thousands):

	2003	2002
Payroll	$10,819	$10,912
Trade discounts	27,004	26,437
Workers’ compensation	4,604	5,129
Fox River Liabilities	9,767	6,144
Other	24,988	16,121

	$77,182	$64,743

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	2003	2002
Senior secured variable rate note payable, LIBOR plus 3.0%, $3,400 due March 31, 2004 and $2,757 due quarterly thereafter ending November 8, 2005	$26,752	$57,550
Senior secured variable rate note payable, LIBOR plus 3.25%, $227 due quarterly with $77,412 due November 8, 2006	—	93,792
Senior secured variable rate note payable, LIBOR plus 2.5%, $331 due March 31, 2004 and $321 due quarterly thereafter with $125,204 due November 8, 2006	140,000	—
Revolving line of credit, LIBOR plus 3.0%	10,000	—

	176,752	151,342
Less obligations due within one year (1)	(31,350)	(42,419)

	145,402	108,923
Unsecured variable rate industrial development bonds, 1.3% average interest rate at January 3, 2004, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
Senior subordinated notes payable, 12.5%, due December 15, 2008	199,958	199,958
Deferred payment obligation, due May 8, 2010, 10% per annum compounded semi-annually to the date of repayment	172,742	156,409

(1)	In accordance with the terms of the senior secured variable rate notes payable, it is anticipated that an additional debt repayment of $18.4 million, based upon an excess cash flow calculation, will be made during the first quarter of 2004. As such, this amount has been included in the balance representing obligations due within one year.

On November 9, 2001, API entered into a $340 million Senior Credit Facility. The Senior Credit Facility included the following: a four-year credit facility of up to $75 million for revolving loans, including letters of credit; a four-year senior secured note of $115 million; and a five-year senior secured note of $150 million. The Senior Credit Facility is unconditionally, jointly and severally guaranteed by PDC and WTA Inc., C&H Packaging, Inc., American Plastics Company, Inc., American Real Estate Corporation, Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and BemroseBooth USA Inc., each of which is a direct or indirect wholly-owned subsidiary of API (see Note 25 “Guarantor Financial Information”).

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

From November 18, 2002 through April 1, 2003 the Company’s defined leverage ratio was calculated at less than 2.00 to 1.00 but greater than or equal to 1.50 to 1.00 and, as a result, the interest rate on the $115 million senior secured note and the revolving credit facility was reduced to LIBOR plus 2.5%. From April 2, 2003 through May 15, 2003, the Company’s defined leverage ratio was calculated at less than 2.5 to 1.00 but greater than or equal to 2.00 to 1.00 and, as a result, the interest rate was increased to LIBOR plus 3.0%. From May 16, 2003 through August 19, 2003 the Company’s defined leverage ratio was calculated at less than 2.00 to 1.00 but greater than or equal to 1.50 to 1.00 and, as a result, the interest rate was decreased to LIBOR plus 2.5%. On August 20, 2003, the interest rate was increased to LIBOR plus 3.0% because the Company’s defined leverage ratio was calculated at less than 2.5 to 1.00 but greater than or equal to 2.00 to 1.00.

On April 18, 2003 an amendment to the Senior Credit Facility was approved by a majority of the lenders that allowed API to make acquisitions of $150 million in total over the life of the term loans, with no single acquisition totaling more than $60 million. In addition, the amendment allows for an increase in the revolving line of credit from $75 million to $100 million should the Company need to access additional funds. It also allows API to repurchase and retire an additional $50 million of aggregate principal amount of its 12.5% Series B Senior Subordinated Notes due 2008.

In December 2003 an amendment to the Senior Credit Facility was approved by a majority of the lenders which amends the related financial covenants to provide additional flexibility, allows the establishment of a UK subsidiary, allows for Euro and British Sterling borrowings, classifies the acquisition of American Plastics, C & H Packaging and BemroseBooth as permitted investments, thereby preserving the $150 million limit for futures acquisitions as permitted under the April 18, 2003 amendment and increases the single acquisition limit from $60 million to $75 million. In addition, the amendment also allowed for the refinancing discussed below.

Through June 5, 2002, borrowings under the $150 million senior secured note bore interest at LIBOR plus 4.25% per annum, subject to a minimum LIBOR rate of 2.5%. On June 6, 2002, the Company refinanced the $112.4 million remaining principal amount and replaced it with similar debt carrying a reduced interest rate of LIBOR plus 3.25%, not subject to a minimum LIBOR rate. The terms of this refinanced debt also allowed the Company to repurchase up to $50.0 million in aggregate principal amount of its 12.5% Senior Subordinated Notes due 2008. As a result of this refinancing, $11.8 million of deferred debt issuance costs were written off during fiscal 2002 as debt extinguishment expenses. In December 2003, the Company refinanced the remaining $83.3 million of this debt and borrowed an additional $56.7 million with which to make the Bemrose Group Limited acquisition. This debt, which is similar to the previous debt, carries an interest rate of LIBOR plus 2.5%. As a result of this refinancing, $1.4 million of deferred debt issuance costs were written off in fiscal 2003 as debt extinguishment expenses.

The LIBOR rate at January 3, 2004 was 1.2%.

During 2003, the Company made mandatory debt repayments of $41.3 million, plus interest, on its outstanding senior secured notes. During 2002, the Company made mandatory debt repayments of $18.0 million, plus interest, and voluntary debt prepayments totaling $95.7 million, plus interest, on its outstanding senior secured notes.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 14, 2001, API issued $250 million aggregate principal amount of its 12.5% Series A Senior Subordinated Notes due 2008, which were used to redeem in full, at par, the senior subordinated note due 2008 held by AWA (see Note 3 “Acquisition of Businesses”). On June 12, 2002, the Company’s Registration Statement on Form S-4, relating to the offer to exchange up to $250 million of its registered 12.5% Series B Senior Subordinated Notes due 2008 for any and all of its outstanding 12.5% Series A Senior Subordinated Notes due 2008, was declared effective by the Securities and Exchange Commission. The exchange offer closed on July 12, 2002. The entire outstanding principal balance of Series A notes was exchanged for Series B notes. During 2002, the Company purchased and retired $50.0 million of its Series B notes. The Company paid a premium of $1.8 million on the purchase and retirement of the $50.0 million of its Series B notes.

The Series B notes and the Series A notes have substantially the same terms, conditions and covenants. The Series B notes are unsecured obligations of API, ranking subordinate in right of payment to all senior debt of API, and are unconditionally, jointly and severally guaranteed by PDC and WTA Inc., C&H Packaging, Inc., American Plastics Company, Inc., American Real Estate Corporation, Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and BemroseBooth USA Inc. (see Note 25 “Guarantor Financial Information”). Interest on the Senior Subordinated Notes is payable semi-annually in June and December of each year. Prior to December 15, 2004, and after 100% application toward the repayment of the Senior Credit Facility, API may use the proceeds of certain sales of its equity to redeem up to 35% of the original principal amount of the Senior Subordinated Notes at a redemption price of 112.5% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Both the Senior Credit Facility and the Senior Subordinated Notes contain customary affirmative and negative covenants. In general, the covenants contained in the Senior Credit Facility are more restrictive than those of the Senior Subordinated Notes. Among other restrictions, the covenants contained within the Senior Credit Facility require the Company to meet specified financial tests, including various debt and cash flow ratios which become more restrictive over the term of the debt. These financial tests include the following: a maximum defined leverage ratio of 2.75 to 1.00 at December 31, 2003 decreasing to 2.50 to 1.00 by March 31, 2006 and thereafter; a maximum defined senior leverage ratio of 1.50 to 1.00 at December 31, 2003 decreasing to 1.25 to 1.00 by March 31, 2006 and thereafter; a minimum defined interest coverage ratio of 3.50 to 1.00 for four consecutive fiscal quarters beginning December 31, 2003 increasing to 4.00 to 1.00 by March 31, 2006 and thereafter; a minimum consolidated fixed charge coverage ratio of 1.10 to 1.00 for four consecutive quarters beginning December, 2003 and thereafter; and a minimum consolidated net worth of $107.0 million, plus fifty percent of cumulative consolidated net income for each fiscal quarter beginning with the quarter ending on March 31, 2002 for which consolidated net income is positive, plus the excess of the aggregate amount of all ESOP stock issuances after November 9, 2001 over the aggregate amount of any ESOP related distributions after November 9, 2001.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the Acquisition (see Note 3 “Acquisition of Businesses”), PDC agreed to pay AWA approximately $321 million on May 8, 2010 (the “Deferred Payment Obligation”). The Deferred Payment Obligation is or will be contractually subordinated in right of payment to the prior repayment in full of the Senior Credit Facility and the Senior Subordinated Notes and the fulfillment of all of PDC’s obligations under its guarantees of the Senior Credit Facility and the Senior Subordinated Notes. PDC has the right to set off the amount of any losses suffered by the Company for which AWA is obligated to provide indemnification under the purchase agreement against any payments due under the Deferred Payment Obligation.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At January 3, 2004 there was approximately $44.8 million of unused borrowing capacity under the $75 million revolving credit facility for working capital and other corporate purposes. In accordance with the terms of the April 18, 2003 amendment to the Senior Credit Facility, the Company has the ability to access an additional $25 million under its revolving line of credit. Approximately $20.2 million of the revolving credit facility was used to support outstanding letters of credit. At December 28, 2002 there was approximately $57.5 million of unused borrowing capacity under this same revolving credit facility. Approximately $17.5 million of the revolving credit facility was used to support outstanding letters of credit. A commitment fee of 0.5% per annum is assessed on its unused borrowing capacity.

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

Scheduled repayment of principal on long-term obligations outstanding at January 3, 2004 is as follows (dollars in thousands):

2004	$31,350
2005	19,556
2006	125,846
2007	—
2008	199,958
Thereafter	181,392

$558,102

13. INCOME TAXES

In conjunction with the acquisition of API, the Company elected to be treated as a subchapter S corporation and to treat its eligible subsidiaries as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state income tax purposes. The components of the provision for income taxes from continuing operations for the Predecessor Period are as follows (dollars in thousands):

(Predecessor Basis)
For the Period December 31, 2000 to November 9, 2001
Current	$32,465
Deferred	(11,840)

Total tax expense	$20,625

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

An analysis of effective income tax rates for continuing operations for the Predecessor Period is shown below (dollars in thousands):

(Predecessor Basis)
For the Period December 31, 2000 to November 9, 2001
Expected tax at statutory federal tax rates	$20,233
State and local income taxes net of federal tax benefit	2,046
Benefit from Extraterritorial Income Exclusion/Foreign Sales Corporation	(1,085)
Prior year taxes	(1,453)
Other, net	884

Total tax expense	$20,625

Effective income tax rate	35.7%

No analysis of effective income tax rates for the Successor Period is shown because, under U.S. tax law, PDC has elected subchapter S corporation status and thus its tax provision includes only minimal foreign and state income taxes. BemroseBooth, acquired by the Company in December 2003, is a taxable entity. For fiscal 2003, the Company recorded a tax provision of $0.1 million which included a $0.3 million tax benefit recorded by BemroseBooth. Deferred tax liabilities associated with BemroseBooth are $1.8 million at January 3, 2004.

The effective income tax rate for discontinued operations was 37.2% for the fiscal 2001 Predecessor Period.

14. LEASES

The Company leases buildings, machinery and equipment and other facilities. Many of these leases obligate the Company to pay real estate taxes, insurance and maintenance costs and contain multiple renewal options, which cover periods ranging from one to ten years. Total rent expense was $8.0 million for 2003, $8.8 million for 2002, $1.2 million for the 2001 Successor Period and $7.5 million for the fiscal 2001 Predecessor Period.

Assets recorded under a capital lease consist of the following (dollars in thousands):

	2003	2002
Building	$4,764	$4,764
Less accumulated depreciation	(1,092)	(568)

	$3,672	$4,196

Future minimum lease payments as of January 3, 2004 under leases that have initial or remaining non-cancelable terms in excess of one year are as follows (dollars in thousands):

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Capital Lease	Operating Leases
2004	$670	$8,094
2005	675	6,705
2006	731	4,079
2007	731	1,825
2008	731	757
Thereafter	1,401	990

Total minimum lease payments	4,939	$22,450

Less amounts representing interest	(1,017)

Present value of minimum lease payments under capital lease	3,922
Less current principal portion	(418)

	$3,504

15. INTEREST EXPENSE (INCOME)

Interest expense (income) consists of the following (dollars in thousands):

	(Successor Basis)			(Predecessor Basis)
	For the Year Ended January 3, 2004	For the Year Ended December 28, 2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001
	Continuing Operations	Continuing Operations	Continuing Operations	Continuing Operations	Discontinued Operations
Interest expense – affiliates	$—	$—	$—	$16,293	$187
Interest expense – external	54,160	68,366	10,653	9,471	—
Capitalized interest	—	(12)	(15)	(323)	—

Total interest expense	$54,160	$68,354	$10,638	$25,441	$187

Interest (income) – affiliates	$—	$—	$—	$(6,492)	$—
Interest (income) – external	(315)	(990)	(406)	(2,326)	—

Total interest (income)	$(315)	$(990)	$(406)	$(8,818)	$—

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	January 3, 2004		December 28, 2002
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior subordinated notes payable	$199,958	$228,000	$199,958	$209,507
Senior credit facility	176,752	176,752	151,342	151,342
Industrial development bonds	8,650	8,650	8,650	8,650

	$385,360	$413,402	$359,950	$369,499
Deferred payment obligation	172,742	160,881	156,409	144,031

	$558,102	$574,283	$516,359	$513,530
Lease obligation	$3,922	$3,922	$4,314	$4,314

The Senior Subordinated Notes Payable are traded in public markets and therefore, the fair value was determined based on quoted market prices. The Senior Credit Facility and industrial development bonds have variable interest rates that reflect current market terms and conditions. The fair values of the deferred payment and lease obligations were determined based on current rates available to the Company for financial instruments of the same remaining maturities and similar terms.

17. PENSION BENEFITS

The Company has various defined benefit pension plans and a defined contribution pension plan. The Company utilized a November 30 measurement date for fiscal 2003 and fiscal 2002. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets, the funded status of the plans as well as the key assumptions used in accounting for the plans, is shown below (dollars in thousands):

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pension Benefits	For the Year Ended January 3, 2004	For the Year Ended December 28, 2002
Change in benefit obligation
Benefit obligation at beginning of period	$203,476	$189,278
Service cost	6,058	5,835
Interest cost	13,933	13,076
Acquisition of business	68,114	—
Currency translation adjustments	1,363	—
Plan amendments	—	119
Special benefits charge	—	1,346
Actuarial loss	25,005	3,012
Benefits and expenses paid	(10,376)	(9,190)

Benefit obligation at end of period	$307,573	$203,476

Change in plan assets
Fair value at beginning of period	$170,970	$173,544
Actual return on plan assets	29,667	(3,384)
Acquisition of business	51,129	—
Currency translation adjustments	1,023	—
Employer contributions	—	10,000
Benefits and expenses paid	(10,376)	(9,190)

Fair value at end of period	$242,413	$170,970

Funded status of plans
Funded status at end of period	$(65,160)	$(32,506)
Unrecognized
Net actuarial loss	37,021	23,529
Prior service cost	110	119

Net liability	$(28,029)	$(8,858)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pension Benefits	For the Year Ended January 3, 2004	For the Year Ended December 28, 2002
Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(39,696)	$(10,959)
Intangible asset	535	578
Accumulated other comprehensive loss	11,132	1,523

Net amount recognized	$(28,029)	$(8,858)

Key assumptions at end of period (%)
Discount rate	6.25	7.00
Rate of compensation increase	4.00	4.25

Data presented in the reconciliation of changes in benefit obligation and the changes in plan assets titled “Acquisition of business”, relate to the BemroseBooth acquisition in December 2003 and are based upon the Company’s preliminary purchase price allocation.

The components of net periodic pension cost include the following (dollars in thousands):

	(Successor Basis)		(Predecessor Basis)
Pension Benefits	For the Year Ended January 3, 2004	For the Year Ended December 28, 2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001
Net periodic benefit cost
Service cost	$6,058	$5,835	$808	$3,996
Interest cost	13,933	13,076	1,780	10,225
Expected return on plan assets	(17,878)	(17,114)	(2,344)	(13,748)
Amortization of
Transition obligation	—	—	—	70
Prior service cost	9	—	—	953
Actuarial gain	—	—	—	(757)
Special benefits charge	—	1,346	—	—

Net periodic benefit cost	$2,122	$3,143	$244	$739

The key assumptions used in the measurement of the Company’s net periodic benefit cost are shown in the following table:

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	(Successor Basis)			(Predecessor Basis)
	For the Year Ended January 3, 2004	For the Year Ended December 28, 2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001
Discount rate	7.00%	7.00%	7.00%	7.75%
Expected return on plan assets	9.00%	9.00%	9.00%	9.00%
Rate of compensation increase	4.25%	4.25%	4.25%	4.75%

As of the Company’s 2003 and 2002 measurement date, the approximate asset allocations by asset category were as follows:

	November 30, 2003	November 30, 2002
US Equity	44%	40%
International Equity	11	10
Private Equity	3	3
Tactical Asset Allocation	20	19
Fixed Income	15	17
Real Estate	7	9
Cash	—	2

Total	100%	100%

The Company’s Benefits Finance Committee (the “Committee”) is, among other things, charged with monitoring investment performance. The Committee regularly reviews fund performance and asset allocations, making changes as necessary to realign the asset mix with the target allocations. The Committee has an investment policy for the pension plan assets that establishes long-term target asset allocations by asset class, as follows:

Total US Equity (including private equity and tactical asset allocation)	55%
Total International Equity (including tactical asset allocation)	13%
Real Estate	10%
Bonds (including tactical asset allocation)	22%

The Company contracts with an investment advisor to assist it and the members the Committee in managing the fund investments and establishing asset allocations and long-term return expectations. The advisor develops and maintains long-term return, risk and correlation expectations for a broad array of capital markets.

To develop the expected long-term rate of return on assets assumptions, a building block approach was utilized starting with an inflation expectation and adding an expected real return to arrive at a long-term nominal expected return for each asset class. Long-term expected real returns are derived in the context of the advisor’s future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, the Company has selected 9.0% for 2003 and anticipates using 8.25% for 2004 as its long-term rate of return on assets assumptions.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company expects to contribute $25 million to its pension plan in calendar 2004 for plan year 2003. The defined benefit plan provides that hourly employees receive payments of stated amounts for each year of service. Payments under the defined benefit plan covering salaried employees are based on years of service and the employees’ compensation during employment. At January 3, 2004, the accumulated benefit obligation and the fair value of plan assets for the defined benefit plan, exclusive of BemroseBooth, were approximately $211.9 million and $190.2 million, respectively.

In 2002, the Company offered an early retirement option to certain Appleton plant hourly employees resulting in a special benefits charge of $1.3 million. API has an unfunded, non-qualified retirement plan for certain management employees. Benefits are based on final average compensation and vest upon retirement from API.

Certain of API’s hourly employees participate in a multi-employer defined benefit plan. API’s cost for this plan amounted to $0.9 million in 2003, $0.8 million in 2002, $0.1 million in the 2001 Successor Period and $0.5 million in the 2001 Predecessor Period. The Company has not recorded a liability for the unfunded amount related to this plan as the liability cannot be reasonably estimated.

In December 2001, the Company adopted the Appleton Papers Inc. Long-Term Incentive Plan (the “Plan”), which provides officers and key employees the opportunity to earn phantom stock units, the value of which is related to the appreciation of the value of the Company’s common stock. The phantom stock units vest ratably over three years. Vested phantom shares may not be exercised in whole or in part, until they are held for a minimum of three years. Compensation expense for the Plan was $0.5 million in 2003 and $1.8 million in 2002. Since the inception of the Plan, 484,520 shares have been granted and 46,125 shares have been forfeited, leaving an outstanding balance of 438,395 shares.

As part of AWA’s efforts to sell AWDGP, which began in mid-2000, AWA agreed to compensate certain executive officers for their efforts in selling AWDGP to a third party through two AWA incentive programs. The first incentive program provided for a loyalty payment to named executive officers as of October 1, 2000 who remained officers through the closing of any sale of AWDGP and who agreed to be available to be engaged at the request of any buyer of AWDGP. As part of the Acquisition, each of the recipients in this program agreed to defer a substantial portion of the payment into a deferred compensation plan and therefore the funds are available to the Company until the officers’ employment is terminated. Due to a change in estimates, the Company recorded income of $0.2 million in fiscal 2003. Expenses under this program totaled $1.7 million in fiscal 2002 and $4.1 million in the fiscal 2001 Predecessor Period. The second incentive program involved sales incentive payments made to the Company’s chief executive officer and other employees who assisted with the successful completion of the Acquisition. Total payments made under this program were $2.8 million in the fiscal 2001 Predecessor Period.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. The Company utilized a November 30 measurement date for fiscal 2003 and fiscal 2002. The status of these plans, including a reconciliation of benefit obligations and the funded status of the plans as well as the key assumptions used in accounting for the plans, is as follows (dollars in thousands):

	For the Year Ended	For the Year Ended
Other Postretirement Benefits	January 3, 2004	December 28, 2002
Change in benefit obligation
Benefit obligation at beginning of period	$65,332	$60,612
Service cost	1,040	963
Interest cost	4,424	4,149
Actuarial loss	4,036	3,000
Benefits and expenses paid	(4,648)	(3,392)

Benefit obligation at end of period	$70,184	$65,332

Funded status of plans
Funded status at end of period	$(70,184)	$(65,332)
Unrecognized Net actuarial loss	6,585	2,831

Accrued benefit cost	$(63,599)	$(62,501)

Key assumptions at end of period (%)
Discount rate	6.25	7.00
Pre-Medicare medical inflation	10.00	10.00
Post-Medicare medical inflation	10.00	10.00
Ultimate medical inflation	5.00	5.50
Year ultimate inflation reached	2008	2005

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of other postretirement benefit cost include the following (dollars in thousands):

	(Successor Basis)			(Predecessor Basis)
Other Postretirement Benefits	For the Year Ended January 3, 2004	For the Year Ended December 28, 2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001
Net periodic benefit cost
Service cost	$1,040	$963	$129	$661
Interest cost	4,424	4,149	545	3,864
Amortization of Prior service cost	—	—	—	469
Actuarial loss	—	—	—	124

Net periodic benefit cost	$5,464	$5,112	$674	$5,118
Charges related to discontinued operations	—	—	—	(506)

Net periodic benefit cost of continuing operations	$5,464	$5,112	$674	$4,612

The key assumptions used in the measurement of the Company’s net periodic benefit cost are shown in the following table:

	(Successor Basis)			(Predecessor Basis)
	For the Year Ended January 3, 2004	For the Year Ended December 28, 2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001
Discount rate	7.00%	7.00%	7.00%	7.75%
Pre-Medicare medical inflation	10.00%	10.00%	10.00%	8.00%
Post-Medicare medical inflation	10.00%	10.00%	10.00%	8.00%
Ultimate medical inflation	5.50%	5.50%	5.50%	5.50%
Year ultimate inflation reached	2005	2005	2004	2003

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s postretirement benefit plans provide for prescription drug benefits. On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” any measures of the Company’s accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the consolidated financial statements and accompanying notes do not reflect the effects of the Act on the plans. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

Impact of a one percent change in medical trend rate (dollars in thousands):

	1% Increase	1% Decrease
Aggregate impact on service and interest cost	$445	$(382)
Effect on accumulated plan benefit obligation	5,111	(4,452)

19. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has entered into certain contractual arrangements for the purchase of raw materials with various suppliers. Obligations as of January 3, 2004, under these contractual agreements, are as follows (dollars in thousands):

2004	$17,400
2005	10,900
2006	10,300
2007	5,700
2008	1,500
Thereafter	600

$46,400

Actual purchases under these obligations approximated $26.8 million in 2003, $28.4 million in 2002, $6.0 million in the 2001 Successor Period and $47.6 million in the fiscal 2001 Predecessor Period.

Basestock is a key raw material in the Company’s business. For fiscal 2003, the Company purchased approximately $127 million of basestock from external suppliers. Approximately $53 million of this basestock was purchased for the production of carbonless products with nearly 83% purchased from three external suppliers. The Company purchased approximately $67 million of basestock for the production of thermal and advanced technical products with over 76% purchased from a single external supplier. For fiscal 2002, the Company purchased approximately $149 million of basestock from external suppliers. Approximately $79 million of this basestock was purchased for the production of carbonless products with nearly 90% purchased from three external suppliers. The Company purchased approximately $64 million of basestock for the production of thermal and advanced technical products with over 70% purchased from a single external supplier.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONTINGENCIES

Lower Fox River

Various state and federal government agencies and Native American tribes have asserted claims against API and other parties with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin.

Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. Wastewater from the Appleton plant, the Combined Locks paper mill now owned by Appleton Coated LLC (which is still owned by AWA’s ultimate parent) and from other local industrial facilities carried PCBs into the Lower Fox River during this time period. As a result, there are allegedly eleven million cubic yards of PCB-contaminated sediment spread over 39 miles of the Lower Fox River. Low levels of PCBs have also been washed by the Lower Fox River into Green Bay, which is part of Lake Michigan.

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

In the two RODs, the DNR estimates total costs for the Lower Fox River remedial action plan of approximately $400 million, an increase of $67 million over prior estimates, over a 7 to 18 year time period. Most of the estimated costs pertain to the removal of large quantities of sediment from the Lower Fox River by dredging, dewatering of the dredged materials, treatment of the dredge water and off-site disposal of the remaining solids. Based on cost estimates of large-scale dredging response actions at other sites and many subjective assumptions regarding the work to be done, engineers engaged by several of the PRPs have estimated that the cost of remediation work in the Lower Fox River could be between $740 million and $1.6 billion. The DNR strongly disputes this analysis and continues to believe that its cost estimates are accurate.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company does not believe that the remedial action proposed by the DNR in the two RODs is appropriate or cost-effective. API, along with the other PRPs, has developed a substantial body of evidence that API believes demonstrates that selection of alternatives involving active, river-wide remediation, particularly massive dredging, would be inappropriate and unnecessary. There is ongoing, vigorous debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage contaminated sediments. Although API believes that the remedy adopted in the RODs is inappropriate and may be substantially modified and improved over time through further design and experience, the issuance of the RODs greatly reduces the uncertainty about the remedy that will be selected by the EPA and DNR for the remaining three segments of the Lower Fox River.

In October 2000, the U.S. Fish and Wildlife Service (“FWS”) released a proposed restoration and compensation determination plan presenting the federal and tribal natural resource trustees’ planned approach for restoring natural resources injured by PCBs and calculating the potential natural resource damages (“NRDs”) under different remedial action scenarios. The final NRD valuation will depend on the extent of PCB cleanup; however, the proposed plan estimates that NRDs will fall in the range of $176 million to $333 million for all PRPs in the aggregate. The total costs estimated by the DNR, EPA and FWS for the proposed remediation and NRD discussed above range from $576 million to $733 million. Over the past several years and at various natural resource damage sites, the FWS and other government agencies have settled NRD claims for amounts substantially less than original estimates or claims. In June 2002, the state and federal trustees announced a proposed settlement of their NRD claims against Fort James Operating Company, a subsidiary of Georgia-Pacific Corporation (“Fort James”), the owner of one of the reprocessing mills. Under the settlement, Fort James would pay for or conduct restoration projects with a total cost of approximately $12 million. The proposed settlement has been challenged by an environmental group in a case pending before the U.S. District Court in Milwaukee. API anticipates the actual costs for the PRPs to settle NRD claims related to the Lower Fox River will be significantly less than the initial range of $176 million to $333 million.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A study performed by the FWS in 2000 provided a preliminary estimate of the amount of PCBs discharged into the Lower Fox River by each PRP and concluded that the discharges from the Appleton plant and the Combined Locks paper mill (which API formerly owned and which is now owned by an affiliate of AWA) represented a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates have not yet been finalized by the FWS and may be revised. The FWS analysis will not be binding on the PRPs. The final allocation of liability among the PRPs will be determined by negotiation, litigation or other dispute resolution processes. Based on historical and technical analyses performed by environmental engineers API has engaged, the Company believes that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total discharged by all the PRPs. A portion of API’s potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay their respective share(s) of the potential liability, API could be responsible for a portion of their share(s). Based on a review of publicly available financial information about the other PRPs, API believes that the other PRPs will be required, and have adequate financial resources, to pay their share of the remediation and natural resource damage claims for the Lower Fox River.

API entered into a consent decree on December 10, 2001 with NCR, the DNR, the Wisconsin Department of Justice, the EPA, the FWS, the U.S. Department of Justice, the National Oceanic and Atmospheric Administration, and the Oneida and Menomonee Indian Tribes which are collectively referred to as the intergovernmental partners, or IGP. Pursuant to the consent decree, API and NCR agreed to provide up to $41.5 million over a period of four years, to a maximum of $10.4 million per year, for interim restoration and remediation efforts directed by the IGP. API and NCR will each pay approximately half of the amounts paid under the consent decree. Through the end of 2003, the Company has paid approximately $8.2 million under the consent decree. Under the consent decree, the IGP agree not to sue or take administrative action against API and NCR during the four-year period including pursuant to any claims that could be made as a result of the issuance of the ROD. The consent decree does not constitute a final settlement with the IGP or provide protection against future claims against API and NCR; however, under the decree, API and NCR will receive full credit against remediation costs and NRD claims for all monies expended for restoration and remediation of the Lower Fox River during the interim period including pursuant to any claims that could be made as a result of the issuance of the RODs. API recorded a charge of $19.2 million for its discounted share of the arrangement during the first quarter of 2001. At January 3, 2004 this liability approximated $13.7 million.

A precise estimate of API’s ultimate share of remediation and natural resource damage liability cannot be made at this time due to uncertainties with respect to: the scope and cost of implementing the final remediation plan; the scope of restoration and final valuation of federal and state NRD assessments; the evolving nature of remediation and restoration technologies and governmental policies; and API’s share of remediation and NRD costs relative to the other PRPs. However, the issuance of the RODs greatly reduces the uncertainty about the remedy that will be implemented for the remaining segments of the Lower Fox River and provides API the ability to reasonably estimate its potential liability. Accordingly, API has recorded a reserve for this environmental liability. During fiscal 2003 the total reserve was accreted by $5.9 million while payments against the reserve totaled $6.9 million. This resulted in a remaining reserve of $109.1 million as of January 3, 2004, of which $9.8 million is recorded in other accrued liabilities and $99.3 million is recorded as an environmental liability.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As part of the Acquisition, AWA agreed to indemnify the Company for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River (see Note 3 “Acquisition of Businesses”). At January 3, 2004, the total indemnification receivable from AWA is $86.8 million, of which, $9.8 million is recorded in other current assets and $77.0 million is recorded as an environmental indemnification receivable. The $22.3 million difference between the reserve and the indemnification receivable represents the discounted share of Lower Fox River costs for which the Company is responsible. A $21.0 million charge was recorded within earnings in 2002 and has accreted to $22.3 million during fiscal 2003. This discounted share was calculated using a discount rate of 6.0%, which represents the Company’s estimate of the fair market interest rate at which this liability could be settled in an arm’s length transaction. This $21.0 million amount will accrete to $25.0 million by the end of 2005.

A summary of the indemnification receivable/environmental liability is below (dollars in thousands):

	Environmental Indemnification Receivable	Environmental Liability

Establishment of reserve for 2001 IGP consent decree	$—	$(19,209)

Accretion of Lower Fox River environmental liability	—	(747)

Fair market valuation of AWA indemnification receivable and Lower Fox River liability as of the November 9, 2001 acquisition date	20,380	(424)

Balance, December 29, 2001	$20,380	$(20,380)

Establishment of additional indemnification receivable/environmental liability associated with the issuance of the first ROD on January 7, 2003	66,146	(66,146)

Establishment of reserve for the Company’s portion of the Lower Fox River environmental liability in accordance with the Fox River Indemnification agreement	—	(21,017)

Payments made for indemnification receivable/environmental liability	(14,077)	14,077

Accretion of Lower Fox River indemnification receivable/environmental liability	1,052	(1,052)

Balance, December 28, 2002	$73,501	$(94,518)

Establishment of additional indemnification receivable/environmental liability associated with the issuance of the second ROD on July 28, 2003	15,581	(15,581)

Payments made for indemnification receivable/environmental liability	(6,867)	6,867

Accretion of Lower Fox River indemnification receivable/environmental liability	4,582	(5,864)

Balance, January 3, 2004	$86,797	$(109,096)

API used the estimates described below, including the most recent government agency estimates, in evaluating its Lower Fox River environmental liability: (1) total costs for remediation of $480 million, based on the DNR’s estimate of $400 million in total costs for remediation, plus a 20% contingency; (2) the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than the Company’s estimate (the Company assumes that API and NCR are primarily responsible for only the discharges from the Appleton and Combined Locks facilities and not for other discharges); (3) costs to settle NRD claims against API and NCR, estimated at $20 million or less, based on the IGP’s $12 million settlement of NRD claims against Fort James; (4) API’s responsibility for approximately half of the claims asserted against API and NCR, based on the interim settlement agreement with NCR, the terms of which are confidential; and (5) $20 million in fees and expenses. Because of the numerous uncertainties underlying these estimates, it is possible that API’s share of costs will be higher.

West Carrollton Mill

The West Carrollton mill operates pursuant to various state and federal permits for discharges and emissions to air and water. As a result of the de-inking of carbonless paper containing PCBs through the early 1970s, there have been releases of PCBs and volatile organic compounds into the soil in the area of the wastewater impoundments at the West Carrollton facility and low levels of PCBs have been detected in groundwater immediately under this area. In addition, PCB contamination is present in sediment in the adjacent Great Miami River, but it is believed that this contamination is from a source other than the West Carrollton mill.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Other

From time to time, the Company may be involved in product liability and various other suits incident to the operation of its business. A comprehensive insurance program is maintained and estimated costs are recorded for claims and suits of this nature. It is management’s opinion that none of these claims or suits will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20. CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures (dollars in thousands):

	(Successor Basis)			(Predecessor Basis)
	For the Year Ended January 3, 2004	For the Year Ended December 28, 2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001
Cash paid during the period for:
Interest (net of amount capitalized)	$32,738	$44,506	$4,312	$23,209
Income taxes	$352	$403	—	$21,387

Non-cash transactions during the period:
Capital contribution from former parent and affiliated companies	—	—	—	$352,973
Conversion of shareholder note	—	—	—	$125,000
Transfer of liability to affiliated company	—	—	—	$2,782
Recovery of withholding tax	—	—	—	$5,204
Deferred payment obligation	—	—	$140,000	—
Senior subordinated seller note	—	—	$250,000	—

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

Concentrations of credit risk with respect to trade receivables are limited due to the number of customers comprising the Company’s customer base. The Company does not believe it is dependent upon any single customer. Sales to the Company’s two largest customers each represented 13% and 10% of net sales in 2003, 14% and 11% of net sales in 2002 and 15% and 12% of net sales in 2001.

The five largest customers for coated solutions products accounted for approximately 50% of coated solutions net sales in fiscal 2003, approximately 51% of coated solutions net sales in fiscal 2002 and approximately 52% of coated solutions net sales in fiscal 2001. The five largest customers for thermal and advanced technical products accounted for approximately 51% of thermal and advanced technical products net sales in fiscal 2003, approximately 52% of thermal and advanced technical products net sales in fiscal 2002 and approximately 57% of thermal and advanced technical products net sales in fiscal 2001.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Eligible participants, as “named fiduciaries” under ERISA, were offered a one-time irrevocable election to acquire a beneficial interest in the common stock of PDC by electing to direct the transfer of all or a portion of their existing account balances in the KSOP and the 401(a) plan (Appleton Papers Inc. Retirement Medical Savings Plan) to the Company Stock Fund. During the transfer election period, eligible participants were able to elect to transfer all or any portion of the following accounts to the Company Stock Fund: (1) account balances held in the Vanguard Fund, regardless of whether they were vested, less any outstanding loan balances and (2) any account balances, regardless of whether they were vested, in the 401(a) plan. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $106.8 million. All proceeds of the offering were used by the ESOP trustee to purchase 10,684,373 shares of PDC common stock. As a result of this purchase, the ESOP owns 100% of the common stock of PDC. The ESOP trustee is expected to purchase common stock from PDC with future pre-tax deferrals made by employees. The Company also intends to fund a significant part of its matching contribution commitment with common stock of PDC. The Company’s matching contributions charged to expense amounted to $7.8 million in 2003, $8.1 million in 2002 and $1.3 million for the 2001 Successor Period. Compensation expense associated with the KSOP approximated $3.4 million for the fiscal 2001 Predecessor Period.

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. In general, all requests for lump sum distributions in any plan year will be granted to the extent that the aggregate amount requested does not exceed the amount of new deferrals to the Company Stock Fund, less any distributions that must be made in accordance with statutory requirements and installment distributions the KSOP is obligated to make under prior year distribution elections. Covenants in the agreements providing for the Senior Credit Facility and the Senior Subordinated Notes restrict API’s ability to pay dividends to PDC, which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may supersede the terms of the respective agreements. If lump sum distributions cannot be made, distributions to former participants will be made in up to five equal annual installments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In fiscal 2003, the ESOP trustee purchased 634,495 shares of PDC redeemable common stock for an aggregate price of $13.4 million from pre-tax deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. The Company’s matching deferrals over this same period resulted in an additional 549,913 shares of redeemable common stock being issued. As a result of hardship withdrawals, diversification elections and employee terminations, 646,834 shares of PDC redeemable common stock were repurchased during 2003 at an aggregate price of $14.4 million.

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

Based upon management’s assumptions related to participant death, retirement, diversification requests, employment termination and changes in share value, the Company estimates that the potential repurchase obligations over the next five years may approximate $99 million. The Company anticipates that a portion of these estimated disbursements will be funded from payroll deferrals from employees who elect to purchase stock through the Company Stock Fund, which are estimated to approximate $45 million over the next five years. The estimated net repurchase obligations of approximately $54 million is anticipated to be disbursed in annual payments increasing from $8 million to $18 million over the five-year period. Because of the numerous uncertainties underlying these assumptions used by management related to potential repurchase obligations and potential employee payroll deferrals into company stock, it is possible that actual results may be materially different.

In accordance with EITF Topic D-98, redeemable equity securities are required to be accreted (i.e., increased) so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of January 3, 2004. The earliest redemption date occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. The Company accreted the redeemable common stock by $14.2 million for the year ended January 3, 2004. Based upon the estimated fair value of the redeemable common stock as determined by an independent, third party appraiser, an ultimate redemption liability of approximately $283 million was determined. The redeemable common stock recorded book value as of January 3, 2004 was $158 million, which leaves a remaining unrecognized liability to be accreted of approximately $125 million. The fair value of the redeemable common stock is determined by an independent, third party appraiser selected by the ESOP Trustee as required by law and the ESOP. Such valuations are made as of June 30 and December 31. Until the independent valuation is received, the fair value of the stock is estimated by management. Because the calculations of the third party appraiser are not provided to management, these interim estimates may differ from the values determined by the appraiser as of June 30 and December 31. Adjustments (if any) will be recorded when the independent valuation is received. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23. UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for the fiscal year 2003 includes the following (dollars in thousands):

	For the Three Months Ended March 30, 2003	For the Three Months Ended June 29, 2003	For the Three Months Ended September 28, 2003	For the Three Months Ended January 3, 2004	For the Year Ended January 3, 2004
Net sales	$204,238	$210,649	$217,783	$228,783	$861,453
Gross profit	59,458	53,380	60,061	54,231	227,130
Operating income	21,108	13,957	22,286	8,047	65,398
Net income (loss)	7,771	885	9,066	(6,563)	11,159

Unaudited quarterly financial data for the fiscal year 2002 includes the following (dollars in thousands):

	For the Three Months Ended March 31, 2002	For the Three Months Ended June 30, 2002	For the Three Months Ended September 29, 2002	For the Three Months Ended December 28, 2002	For the Year Ended December 28, 2002
Net sales	$224,576	$228,698	$229,030	$215,669	$897,973
Gross profit	69,339	64,543	70,716	62,663	267,261
Operating income	29,486	24,213	33,017	2,951	89,667
Net income (loss)	10,486	(5,358)	16,978	(12,014)	10,092

During the three months ended January 3, 2004, restructuring and other charges of $2.0 million were recorded related to a salaried employment reduction, purchase accounting adjustments of $1.7 million related to inventory valuation for the BemroseBooth acquisition were recorded and debt extinguishment expenses of $1.4 million were recorded.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

24. SEGMENT INFORMATION

The Company operates in four business segments: coated solutions, thermal and advanced technical products, security products and performance packaging. Based upon quantitative thresholds, coated solutions and the thermal and advanced technical products segment constitute the Company’s reportable segments. The accounting policies applicable to all segments are the same as those described in the summary of significant accounting policies. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, business development costs not associated with existing segments, interest income and expense, debt extinguishment expenses, minority interest expense and foreign currency gains and losses.

The carbonless business is the largest component of the coated solutions segment. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. As part of its coated solutions business, the Company produces coated products for inkjet printing, point-of-sale displays and other design and print applications. The Company reorganized its business segments in 2003, for all periods presented, to include carbonless products with security features in the coated solutions segment. The Company also offers customers custom coating solutions and the potential for strategic partnerships through its engineered manufacturing solutions, or toll coating, program. This program focuses on the Company’s ability to apply barrier and/or printable coatings to substrates. The Company supplies coated solutions products to merchants, printers and paper converters primarily in North America.

The thermal and advanced technical products segment consists of the thermal business as well as the development of non-thermal products and related substrates for the transaction and item identification markets. These products are routinely used for point-of-sale receipts and coupons; event and transportation tickets; lottery and gaming tickets; tags for airline baggage and retail applications; and label products for grocery, shipping, medical and retail applications. The Company supplies thermal and advanced technical products primarily to paper converters in North America.

The security business produces products with basic security features that make them resistant to forgery and counterfeiting. From that foundation API is building a comprehensive business that incorporates security technologies including watermarks, taggants, embedded threads and fibers and machine-readable technologies. The focus of the security business is on checks, business and government documents and the emerging brand protection market. In December 2003, the Company acquired BemroseBooth (Derby, England) to gain greater access to international security product markets.

The Company entered the performance packaging market in 2003 by acquiring two companies that produce high-quality, custom multilayered films and commercial packaging and print and convert flexible plastic packaging materials for companies in the food processing, household and industrial product industries.

The Company does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization as determined by the Company for its reportable segments are as follows (dollars in thousands):

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	(Successor Basis)			(Predecessor Basis)
	For the Year Ended January 3, 2004	For the Year Ended December 28, 2002	For the Period November 10 2001 to December 29, 2001	For the Period December 31 2000 to November 9, 2001
Net sales
Coated solutions	$622,586	$707,939	$90,548	$682,335
Thermal and advanced technical products	182,085	176,823	20,672	151,586
Other(1)	56,782	13,211	1,730	8,947

Total	$861,453	$897,973	$112,950	$842,868

Operating income
Coated solutions	$73,681	$88,602	$18,350	$88,755
Thermal and advanced technical products	6,174	9,394	403	10,032
Other(1)	(2,633)	(768)	(25)	(299)
Unallocated corporate charges and business development costs	(11,824)	(7,561)	(816)	(13,173)

Total	$65,398	$89,667	$17,912	$85,315

Depreciation and amortization
Coated solutions	$54,739	$56,456	$4,797	$30,350
Thermal and advanced technical products	12,713	10,389	1,119	5,886
Other(1)	3,660	1,051	81	393
Business development costs	106	81	8	30

Total	$71,218	$67,977	$6,005	$36,659

(1)	Other consists of security products and performance packaging.

25. GUARANTOR FINANCIAL INFORMATION

API (the “Issuer”) has issued senior subordinated notes (the “Notes”) which have been guaranteed by PDC (the “Parent Guarantor”) and WTA, Inc., C&H Packaging Company, Inc., American Plastics Company, Inc., American Real Estate Corporation, Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and BemroseBooth USA Inc., each of which is a wholly-owned subsidiary of API, (the “Subsidiary Guarantors”). These guarantees are full, unconditional and joint and several.

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and its remaining wholly-owned subsidiary (the “Non-Guarantor Subsidiary”) as of January 3, 2004 and December 28, 2002 and for the years ended January 3, 2004, December 28, 2002, the 2001 Successor Period and the 2001 Predecessor Period. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

January 3, 2004

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$21,020	$5,676	$2,986	$—	$29,682
Accounts receivable, net	—	77,627	32,275	7,227	—	117,129
Inventories	—	115,803	11,202	2,606	—	129,611
Other current assets	9,767	6,949	1,553	181	—	18,450

Total current assets	9,767	221,399	50,706	13,000	—	294,872
Property, plant and equipment, net	—	458,545	52,950	65	—	511,560
Investment in subsidiaries	308,924	376,920	—	—	(685,844)	—
Other assets	77,042	97,934	88,406	39	—	263,421

Total assets	$395,733	$1,154,798	$192,062	$13,104	$(685,844)	$1,069,853

LIABILITIES, REDEEMABLE COMMON STOCK, (ACCUMULATED DEFICIT) RETAINED EARNINGS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$31,350	$—	$—	$—	$31,350
Accounts payable	—	39,132	17,716	22	—	56,870
Due to (from) parent and affiliated companies	78,737	147,528	(228,964)	2,699	—	—
Other accrued liabilities	—	69,774	12,581	2,423	—	84,778

Total current liabilities	78,737	287,784	(198,667)	5,144	—	172,998
Long-term debt	—	354,010	—	—	—	354,010
Capital lease obligation	—	3,504	—	—	—	3,504
Other long-term liabilities	—	200,576	21,749	20	—	222,345
Deferred payment obligation	172,742	—	—	—	—	172,742
Redeemable common stock, (accumulated deficit) retained earnings and accumulated other comprehensive loss	144,254	308,924	368,980	7,940	(685,844)	144,254

Total liabilities, redeemable common stock, (accumulated deficit) retained earnings and accumulated other comprehensive loss	$395,733	$1,154,798	$192,062	$13,104	$(685,844)	$1,069,853

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JANUARY 3, 2004

(dollars in thousands)

	(Successor Basis)
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$815,870	$41,169	$60,110	$(55,696)	$861,453
Cost of sales	—	601,343	33,318	56,691	(57,029)	634,323

Gross profit	—	214,527	7,851	3,419	1,333	227,130
Selling, general and administrative expenses	5	142,160	12,459	3,000	1,479	159,103
Restructuring and other charges	—	2,629	—	—	—	2,629

Operating (loss) income	(5)	69,738	(4,608)	419	(146)	65,398
Interest expense	16,334	54,374	3	10	(16,561)	54,160
Debt extinguishment expenses	—	1,396	—	—	—	1,396
Interest income	(464)	(282)	(16,097)	(33)	16,561	(315)
Intercompany royalty expense (income)	—	11,644	(11,644)	—	—	—
Income in equity investments	(27,034)	(24,571)	—	—	51,605	—
Other income	—	—	—	(1,484)	399	(1,085)

Income before income taxes	11,159	27,177	23,130	1,926	(52,150)	11,242
Provision (benefit) for income taxes	—	143	(347)	287	—	83

Net income	$11,159	$27,034	$23,477	$1,639	$(52,150)	$11,159

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD ENDED DECEMBER 28, 2002

(dollars in thousands)

	(Successor Basis)
	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$893,059	$—	$54,730	$(49,816)	$897,973
Cost of sales	—	630,814	—	51,602	(51,704)	630,712

Gross profit	—	262,245	—	3,128	1,888	267,261
Selling, general and administrative	13	145,992	6,241	2,537	1,794	156,577
Environmental expense	—	21,017	—	—	—	21,017

Operating (loss) income	(13)	95,236	(6,241)	591	94	89,667
Interest expense	45,724	71,177	—	—	(48,547)	68,354
Debt extinguishment expenses	—	11,754	—	—	—	11,754
Interest income	—	(32,095)	(17,394)	(48)	48,547	(990)
Intercompany royalty expense (income)	—	12,933	(12,933)	—	—	—
Intercompany dividend income	(596,867)	(6,230)	—	—	603,097	—
Income in equity investments	(55,829)	(18,365)	—	—	74,194	—
Other expense (income)	—	1	—	(58)	11	(46)

Income before income taxes	606,959	56,061	24,086	697	(677,208)	10,595
Provision for income taxes	—	232	—	271	—	503

Net income	$606,959	$55,829	$24,086	$426	$(677,208)	$10,092

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD NOVEMBER 10, 2001 TO DECEMBER 29, 2001

(dollars in thousands)

	(Successor Basis)
	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$112,989	$—	$7,268	$(7,307)	$112,950
Cost of sales	—	76,795	—	7,034	(7,484)	76,345

Gross profit	—	36,194	—	234	177	36,605
Selling, general and administrative	—	17,223	843	347	280	18,693

Operating income (loss)	—	18,971	(843)	(113)	(103)	17,912
Interest expense	8,036	6,952	—	—	(4,350)	10,638
Interest income	—	(3,696)	(1,056)	(4)	4,350	(406)
Intercompany royalty expense (income)	—	1,674	(1,674)	—	—	—
Income in equity investments	(15,652)	(1,764)	—	—	17,416	—
Other income	—	—	—	(53)	—	(53)

Income (loss) before income taxes	7,616	15,805	1,887	(56)	(17,519)	7,733
Provision (benefit) for income taxes	—	153	—	(36)	—	117

Net income (loss)	$7,616	$15,652	$1,887	$(20)	$(17,519)	$7,616

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD DECEMBER 31, 2000 TO NOVEMBER 9, 2001

(dollars in thousands)

	(Predecessor Basis)
	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$842,546	$—	$52,028	$(51,706)	$842,868
Cost of sales	594,354	—	51,275	(53,888)	591,741

Gross profit	248,192	—	753	2,182	251,127
Selling, general and administrative	130,829	126	2,246	1,925	135,126
Restructuring and other charges	30,686	—	—	—	30,686

Operating income (loss)	86,677	(126)	(1,493)	257	85,315
Interest expense	32,905	—	—	(7,464)	25,441
Debt extinguishment expenses	10,392	—	—	—	10,392
Interest income	(8,720)	(7,476)	(86)	7,464	(8,818)
Intercompany royalty expense (income)	12,392	(12,392)	—	—	—
Intercompany dividend income	(5,830)	—	—	5,830	—
Income in equity investments	(10,072)	—	—	10,072	—
Other expense	4	—	488	—	492

Income (loss) before income taxes	55,606	19,742	(1,895)	(15,645)	57,808
Provision (benefit) for income taxes	18,423	2,771	(569)	—	20,625

Income (loss) from continuing operations	37,183	16,971	(1,326)	(15,645)	37,183
Loss from discontinued operations	(4,462)	—	—	—	(4,462)

Net income (loss)	$32,721	$16,971	$(1,326)	$(15,645)	$32,721

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 3, 2004

(dollars in thousands)

	(Successor Basis)
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$11,159	$27,034	$23,477	$1,639	$(52,150)	$11,159
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	—	63,670	7,530	18	—	71,218
Other	16,333	13,217	—	(1,484)	399	28,465
Change in assets and liabilities, net	(29,135)	(13,910)	6,458	338	51,751	15,502

Net cash (used by) provided by operating activities	(1,643)	90,011	37,465	511	—	126,344
Cash flows from investing activities:
Proceeds from sale of equipment	—	3	—	—	—	3
Additions to property, plant and equipment	—	(26,690)	(3,159)	(54)	—	(29,903)
Acquisition of businesses, net of cash acquired	—	(112,889)	623	—	—	(112,266)

Net cash (used by) investing activities	—	(139,576)	(2,536)	(54)	—	(142,166)
Cash flows from financing activities:
Payments of long-term debt	—	(124,590)	—	—	—	(124,590)
Proceeds from refinancing senior secured notes payable	—	140,000	—	—	—	140,000
Payments relating to capital lease obligation	—	(670)	—	—	—	(670)
Proceeds from revolving line of credit	—	84,000	—	—	—	84,000
Payments of revolving line of credit	—	(74,000)	—	—	—	(74,000)
Due to parent and affiliated companies, net	2,670	24,923	(29,276)	1,683	—	—
Proceeds from issuance of redeemable common stock	13,360	—	—	—	—	13,360
Payments to redeem common stock	(14,387)	—	—	—	—	(14,387)
Decrease in cash overdraft	—	(2,599)	—	—	—	(2,599)

Net cash provided by (used by) financing activities	1,643	47,064	(29,276)	1,683	—	21,114
Change in cash and cash equivalents	—	(2,501)	5,653	2,140	—	5,292
Cash and cash equivalents at beginning of period	—	23,521	23	846	—	24,390

Cash and cash equivalents at end of period	$—	$21,020	$5,676	$2,986	$—	$29,682

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD NOVEMBER 10, 2001 TO DECEMBER 29, 2001

(dollars in thousands)

	(Successor Basis)
	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$7,616	$15,652	$1,887	$(20)	$(17,519)	$7,616
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	—	5,159	843	3	—	6,005
Other	—	4,761	—	—	—	4,761
Change in assets and liabilities, net	(29,532)	28,268	(3,234)	(1,348)	17,519	11,673

Net cash (used by) provided by operating activities	(21,916)	53,840	(504)	(1,365)	—	30,055
Cash flows from investing activities:
Proceeds from sale of equipment	—	19	—	—	—	19
Additions to property, plant and equipment	—	(6,741)	—	—	—	(6,741)
Acquisition of business, net of cash acquired	(314,826)	—	—	—	—	(314,826)

Net cash (used by) investing activities	(314,826)	(6,722)	—	—	—	(321,548)
Cash flows from financing activities:
Payments relating to capital lease obligation	—	(56)	—	—	—	(56)
Decrease in cash overdraft	—	(4,570)	—	—	—	(4,570)
Due to parent and affiliated companies, net	239,467	(242,915)	540	2,908	—	—
Due to former parent and affiliated companies, net	(7,388)	—	—	—	—	(7,388)
Payment of senior subordinated seller note	—	(250,000)	—	—	—	(250,000)
Proceeds from issuance of long-term debt, net of issuance costs	—	484,546	—	—	—	484,546
Proceeds from issuance of redeemable common stock, net of issuance costs	104,663	—	—	—	—	104,663

Net cash provided by (used by) financing activities	336,742	(12,995)	540	2,908	—	327,195
Change in cash and cash equivalents	—	34,123	36	1,543	—	35,702
Cash and cash equivalents at beginning of period	—	—	—	—	—	—

Cash and cash equivalents at end of period	$—	$34,123	$36	$1,543	$—	$35,702

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table presents information as of February 29, 2004 regarding our executive officers, whom we refer to as the CEO team, and our directors and the executive officers and directors of Paperweight Development. Each director holds a one-year term of office.

Name	Age	Position
Douglas Buth	49	Chairman, Chief Executive Officer and a Director, and Chairman, President, Chief Executive Officer and a Director of Paperweight Development

Paul Karch	47	Vice President, Human Resources & Law, Secretary, General Counsel and a Director, and Vice President, Secretary and a Director of Paperweight Development

Dale Parker	52	Vice President, Finance, Chief Financial Officer and a Director, and Chief Financial Officer and a Director of Paperweight Development

Nicholas Davis	65	Director and a Director of Paperweight Development

Ronald A. Pace	56	Director and a Director of Paperweight Development

Susan Scherbel	45	Director and a Director of Paperweight Development

W. A. Sikora	67	Director and a Director of Paperweight Development

John Depies	47	Vice President and General Manager, Thermal and Advanced Technical Products

Rick Fantini	49	Vice President, Operations and Project Venture

James McDermott	47	Vice President, Coated Solutions Sales and Marketing

Stephen Sakai	50	Vice President, Performance Packaging

Ann Whalen	45	Vice President, Market Transformation

Ted Goodwin	47	Vice President, Technology

Graham Bennington	53	Chief Executive Officer of BemroseBooth Limited

Paul McCann	45	Plant Manager, Appleton Plant

Todd Downey	45	Director of Manufacturing and Mill Manager, West Carrollton Mill

Rene’-Paul Forier	56	Mill Manager, Roaring Spring Mill

Douglas Buth. Mr. Buth has been Chief Executive Officer of Appleton Papers since 1998 and President and Chief Executive Officer of Paperweight Development since July 2001 and a Director of Paperweight Development since December 2000. He previously served as Executive Vice President and General Manager of Carbonless from 1997 to 1998, Vice President of Sales from 1993 to 1997 and Vice President of Marketing from 1991 to 1993. Mr. Buth joined Appleton Papers in 1988 as Director of Strategic Planning. Mr. Buth qualified as a CPA with PriceWaterhouse in 1979 and thereafter held a number of financial positions with Saks Fifth Avenue and BATUS. Mr. Buth received his BBA (Accounting) from the University of Notre Dame in 1977.

Paul Karch. Mr. Karch has been Vice President, Human Resources & Law, Secretary and General Counsel since January 2002 and Vice President and Secretary of Paperweight Development since July 2001 and a Director of Paperweight Development since August 2001. Previously he served as Vice President, Law & Public Affairs, Secretary and General Counsel from September 2000 to January 2002, as Vice President, Secretary and General Counsel from 1997 to 2000, as Secretary and General Counsel from 1996 to 1997, and as Senior Legal Counsel from 1994 to 1996. Prior to joining Appleton Papers, Mr. Karch was in private practice at Luce, Forward, Hamilton & Scripps, San Diego, California from 1983 to 1993. Mr. Karch received his AB (Economics) from Harvard College in 1978 and a JD from Harvard Law School in 1982.

        Dale Parker. Mr. Parker has been Vice President, Finance and Chief Financial Officer since 2000, Chief Financial Officer of Paperweight Development since July 2001 and a Director of Paperweight Development since August 2001. Prior to joining Appleton Papers, he held various financial positions at Black Clawson Co., Inc., a global manufacturer of capital goods for the paper and plastics industries, including Vice President Finance from 1988 to 2000. Mr. Parker qualified as a CPA in 1977. Mr. Parker received his BS (Business) from Miami University in 1973 and an MBA from Xavier University in 1977.

Nicholas Davis. Mr. Davis has been a Director of Appleton Papers and a Director of Paperweight Development since November 2001. Mr. Davis has been the President and Chief Investment Officer of Montana Investment Advisors Inc., an SEC-regulated asset management firm based in Bozeman, Montana, since 1992. Prior to joining Montana Investment Advisors Inc., he held various management positions at PaineWebber, Colorado Growth Capital and White Weld. Mr. Davis qualified as a CFA in 1969. Mr. Davis graduated with honors with a BA (Geology) from Princeton University in 1961 and an MBA from Stanford University in 1963.

Ronald Pace. Mr. Pace has been a Director of Appleton Papers and a Director of Paperweight Development since January 2003. Mr. Pace has been Sector President Plumbing – Americas for Kohler Company since June 1999. From February 1995 to June 1999 Mr. Pace served in other management positions at Kohler Company. Prior to joining Kohler Company, Mr. Pace held various management positions in several companies, including AMP Incorporated (1991-1995), Johnson Matthey, PLC (1988-1991), Dainippon Ink & Chemicals (1986-1988) and British Petroleum (1977-1986). Mr. Pace received his BA (Economics/Chemistry) in 1969 and an MBA (Finance/Marketing) in 1972 from the University of Connecticut.

Susan Scherbel. Ms. Scherbel has been a Director of Appleton Papers and a Director of Paperweight Development since January 2002. Ms. Scherbel is employed by Bellview Associates, an investment firm she co-founded in March 2001. From January 1989 to March 2001, Ms. Scherbel served as a Managing Director of Merrill Lynch Investment Banking, where she specialized in employee benefit transactions. Prior to this, Ms. Scherbel served as tax counsel for Hughes, Hubbard & Reed and as an advisor to the Assistant Secretary of the Treasury for Tax Policy at the United States Department of Treasury. Ms. Scherbel graduated with an AB (Government and Economics) from Harvard College in 1979, a JD from Georgetown University in 1982 and an LLM from Georgetown University in 1986.

W. A. Sikora. Mr. Sikora has been a Director of Appleton Papers and a Director of Paperweight Development since November 2001. Mr. Sikora has been a self-employed business and financial advisor to public and private companies since 1982, except for the period 1996 to 1999 when he was Executive Vice President of TransMontaigne Inc. (AMEX: TMG). He was also a partner in the accounting firms of Hein + Sikora, Touche Ross & Co. and Peat Marwick Mitchell & Co. Mr. Sikora received a BS (Accounting), with honors, from the University of Colorado in 1959 and his certificate as a Certified Public Accountant in 1960.

John Depies. Mr. Depies has been Vice President and General Manager, Thermal and Advanced Technical Products since May 2001. Mr. Depies previously served as Vice President Sales and Marketing, Roll Printers from 1999 to 2001 and as Executive Director for Carbonless Sales from 1997 to 1999. Mr. Depies joined Appleton Papers in 1983 and served in a number of managerial roles from 1983 to 1997. Mr. Depies received his BA (Marketing) in 1979 and an MBA (Finance) in 1983 from the University of Wisconsin-Oshkosh.

Rick Fantini. Mr. Fantini has been Vice President, Operations and Project Venture since January 2004. Project Venture is our name for the installation of a new enterprise resource planning system, which is a computer software system used for invoicing, financial reporting, shipment planning and manufacturing operations. He served as Vice President, Operations from January 2002 to January 2004. Previously, he served as Vice President, Human Resources and Procurement from 1998 to 2002, as Director of Procurement from 1997 to 1998, as manager of Business Development from 1996 to 1997 and served in a number of labor relations and benefits jobs since joining Appleton Papers in 1980. Mr. Fantini received a BA (Social Science) from Michigan State University in 1977, a Masters (Labor and Industrial Relations) from Michigan State University in 1980 and an MBA from Northwestern University (Kellogg) in 1996.

James McDermott. Mr. McDermott has been Vice President, Coated Solutions Sales and Marketing since January 2002. Prior to this, Mr. McDermott rejoined Appleton as Vice President, Carbonless Sales from May 2001 to January 2002 after a brief departure in 1999. Mr. McDermott was Vice President of Sales & Marketing for Dunsirn Industries from 1999 to 2001. Mr. McDermott originally was hired by Appleton Papers in 1986 and has held various sales positions. Mr. McDermott received a BS (Agricultural Economics) from the University of Wisconsin-Madison in 1979.

Stephen Sakai. Mr. Sakai has been Vice President, Performance Packaging since October 2003. Mr. Sakai was Vice President, New Business Development from March 2001 to October 2003. He previously served as Vice President and General Manager, Thermal from 1999 to March 2001, as Executive Director of Sales and Marketing for the Coated Free Sheet Business from 1997 to 1999 and held other management positions with the Coated Free Sheet Business from February 1996 to October 1997. Prior to joining Appleton Papers he held a variety of positions in finance, sales and marketing with Scott Paper from 1976 to 1996. Mr. Sakai received a BA from the University of Washington in 1975 and he received an MBA from the University of Puget Sound Business School in 1982.

Ann Whalen. Ms. Whalen has been Vice President, Market Transformation since January 2004. Ms. Whalen served as Vice President, Project Venture and Information Services from January 2003 to January 2004. She previously served as Vice President,

Project Venture from January 2002 to December 2002, as Vice President, Logistics from 1999 to January 2002, as Vice President of Finance from 1997 to 1999 and as Controller from 1991 to 1997. Ms. Whalen joined Appleton Papers in 1981 and served in several accounting positions prior to 1991. Ms. Whalen received a BBA (Accounting) from the University of Wisconsin-Madison in 1981 and she received an MBA from the University of Wisconsin-Oshkosh in 1990.

Ted Goodwin. Mr. Goodwin has been Vice President, Technology since September 2001. Mr. Goodwin previously served as Executive Director of New Business Development from 1999 to 2001 and, prior to this, he was the Executive Director of Carbonless Research and Development from 1997 to 1999, Director of Applied Research from 1994 to 1997 and Director of Thermal Research from 1991 to 1994. Mr. Goodwin joined Appleton Papers in 1979 and advanced through several positions within Research and Development from 1979 to 1994. Mr. Goodwin received his BS (Chemistry) from the University of Detroit in 1979 and he received an MBA from the University of Wisconsin-Oshkosh in 1988.

Graham Bennington. Mr. Bennington has been the Chief Executive Officer of Appleton’s subsidiary, BemroseBooth Limited since July 2000. Prior to that, Mr. Bennington was the Chief Executive of Bemrose European Operations since 1992. Mr. Bennington joined Bemrose Corporation plc. in 1977 and served in several positions including Operations Director and Personnel Manager. Mr. Bennington received a BA from Reading University (Politics and Economics) in 1971 and a post-graduate diploma (HR) from Aston University in 1972.

Paul McCann. Mr. McCann has been the Plant Manager of our Appleton plant since September 2003. Mr. McCann progressed through a series of manufacturing, purchasing and management positions since joining Appleton Papers in 1981. Mr. McCann received a BS (Mechanical Engineering) from the University of Wisconsin-Madison in 1981.

Todd Downey. Mr. Downey has been the Director of Manufacturing since September 2003 and Mill Manager at our West Carrollton mill since 2000. He previously served as Production Manager from 1996 to 2000 and Paper Machine Business Unit Manager at our West Carrollton mill from 1994 to 1996. Prior to joining Appleton Papers in 1994, Mr. Downey worked at Champion International’s Hamilton, Ohio mill from 1982 to 1994. Mr. Downey received a BA (Paper Science and Engineering) from Miami University in 1982.

Rene’-Paul Forier. Mr. Forier has been the Mill Manager at our Roaring Spring mill since July 2003. Mr. Forier joined Appleton Papers in 1992 and served in several positions including Mill Manager prior to leaving the company in 2000. After the closure of our Newton Falls facility in 2000, Mr. Forier worked as a consultant to the company. Mr. Forier then rejoined Appleton Papers as an employee in 2002 and was renamed Mill Manager in July 2003. Mr. Forier received a BS (Chemistry) and a Ph.D. (Chemistry) from the University of Mons in Belgium.

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

The ESOP Trust has agreed that any vote taken to remove a director or to fill vacancies on the board of directors is subject to the provisions described above. The agreement also provides that directors nominated by joint nomination may only be removed by mutual agreement of the ESOP Trust and Paperweight Development’s chief executive officer. In addition to the election of directors, the agreement prohibits Paperweight Development from issuing capital stock to any person other than the ESOP Trust or making, or permitting any of its subsidiaries to make, any acquisition in a single transaction or series of related transactions with a fair market value in excess of $100 million, in each case without the prior written consent of the ESOP Trust.

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

The Board of Directors has an Audit Committee and a Compensation Committee. The members of both the Audit Committee and the Compensation Committee are Ms. Scherbel and Messrs. Davis, Pace and Sikora. The charter of the Audit Committee provides, among other things, that the Audit Committee will provide assistance to the Board of Directors in fulfilling its responsibility to the ESOP participants relating to financial accounting and reporting practices and the quality and integrity of Paperweight Development financial reports. The charter of the Compensation Committee provides that the Committee is responsible for establishing the compensation of our chief executive officer, approving the compensation of the named executive officers and reviewing the compensation of other members of the CEO team. The Compensation Committee also has authority for administration of our Long-Term Incentive Plan. See “Item 11. Executive Compensation—Management Compensation and Long-Term Incentive Plan” below.

The board of directors of Paperweight Development and Appleton Papers have determined that W.A. Sikora, chairman of the audit committees of both boards of directors, is an “audit committee financial expert.” Mr. Sikora is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. We have filed the Code of Business Conduct and Ethics as an exhibit to this Annual Report on Form 10-K and we will be posting the Code on our Internet web site at www.appletonideas.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K by posting such information on our Internet web site.

Item 11.	Executive Compensation

The following table sets forth the compensation for the last three years paid to our chief executive officer and our four other most highly compensated executive officers, who we refer to as our named executive officers:

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Securities Underlying Options/SARs (#)	All Other Compensation ($)
				(1)		(2)
Douglas P. Buth Chairman, President and Chief Executive Officer	2003 2002 2001	$650,000 644,692 419,422	$167,534 502,724 210,000	$14,448 18,762 27,189	24,000 0 27,600	$14,214 13,787 1,774,868
Dale E. Parker Vice President, Finance and Chief Financial Officer	2003 2002 2001	236,412 227,058 216,796	43,295 112,156 102,852	13,460 13,156 13,156	8,000 0 5,770	15,624 16,577 731,113
John Depies Vice President and General Manager, Thermal and Advanced Technical Products	2003 2002 2001	208,569 196,723 187,985	35,176 98,326 89,667	12,594 16,928 29,918	8,000 0 5,770	13,039 12,592 260,615
Stephen P. Sakai Vice President, Performance Packaging	2003 2002 2001	214,192 207,077 195,675	38,894 98,831 108,367	17,243 17,004 19,709	8,000 0 5,770	18,385 16,603 497,955
Paul Karch Vice President, Human Resources & Law and General Counsel	2003 2002 2001	218,160 202,717 187,788	38,324 102,793 91,177	14,630 11,132 11,132	8,000 0 5,770	17,951 15,320 868,706

(1)	Other annual compensation consists of perquisites and tax reimbursements related to the perquisites.

(2)	All other compensation for 2003 consists of the following for each named executive officer: Mr. Buth, company contributions to defined contribution plans ($12,573) and life insurance premiums ($1,641); Mr. Parker, company contributions to defined contribution plans ($12,954) and life insurance premiums ($2,670); Mr. Sakai, company contributions to defined contribution plans ($12,714), company contribution to non-qualified deferred compensation plan ($4,500), and life insurance premiums ($1,171); Mr. Karch, company contributions to defined contribution plans ($12,592), company contribution to non-qualified deferred compensation plan ($4,257), and life insurance premiums ($1,102); and Mr. Depies, company contributions to defined contribution plans ($12,554) and life insurance premiums ($485). The defined contribution plans include the KSOP and the 401(a) plan. The 401(a) plan was discontinued on June 30, 2003 and the money in this plan was transferred to the KSOP plan on July 1, 2003.

Stock Appreciation Rights Plan

The following table summarizes certain information concerning stock appreciation rights (“SAR”) grants made under the Appleton Papers Inc. Long-Term Incentive Plan to the named executive officers during fiscal 2003.

Option/SAR Grants in Fiscal 2003

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms (1)
	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)
Douglas P. Buth	24,000	9.3	$21.92	12/31/2012	$330,849	$838,436
Dale E. Parker	8,000	3.1	21.92	12/31/2012	110,283	279,479
John R. Depies	8,000	3.1	21.92	12/31/2012	110,283	279,479
Stephen P. Sakai	8,000	3.1	21.92	12/31/2012	110,283	279,479
Paul J. Karch	8,000	3.1	21.92	12/31/2012	110,283	279,479

(1)	The dollar amounts under these columns are the result of calculations at assumed rates of stock price appreciation of 5% and 10% over the ten-year period of the grant. These assumed rates of growth were selected by the Securities and Exchange Commission for illustration purposes only.

The following table summarizes for each of the named executive officers the number of shares of Paperweight Development common stock with respect to which SARs were exercised during 2003, the dollar value realized upon exercise of SARs, the total number of shares of Paperweight Development common stock underlying unexercised SARs held at December 31, 2003 (exercisable and unexercisable) and the aggregate dollar value of in-the-money, unexercised SARs held at December 31, 2003 (exercisable and unexercisable). Value realized upon exercise is the difference between the fair market value of the underlying shares of Paperweight Development common stock on the exercise date and the base price of the SARs. The value of unexercised, in-the-money SARs at fiscal year-end is the difference between their base price and the fair market value of the underlying Paperweight Development common stock as of December 31, 2003 which was $23.36 per share. These values, unlike any amounts that may be set forth in the column entitled “Value Realized” have not been, and may never be, realized. The SARs have not been, and may never, be exercised. The actual gains, if any, on exercise will depend on the value of the Paperweight Development common stock on the exercise date. The values in the table below are shown as of December 31, 2003, the date of the most recent valuation of Paperweight Development common stock.

Aggregated Option/SAR Exercises in Fiscal 2003

and FY-End Option/SAR Values

Name	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End		Value of Unexercised In-the-Money Options/SARs at FY-End($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Douglas P. Buth	0	—	0	51,600	$0	$403,296
Dale E. Parker	0	—	0	13,770	0	88,607
John Depies	0	—	0	13,770	0	88,607
Stephen P. Sakai	0	—	0	13,770	0	88,607
Paul J. Karch	0	—	0	13,770	0	88,607

Pension and Related Plans

In addition to the KSOP, we maintain a broad-based qualified, noncontributory defined benefit pension plan for eligible salaried employees, which we refer to as the pension plan. We have also established a Supplemental Executive Retirement Plan, the SERP, to provide retirement benefits for management and other highly compensated employees whose benefits are reduced by qualified plan limitations in the pension plan. The table below shows the estimated monthly single-life annuity benefit under the pension plans (without qualified plan limitations) at various salary levels and years of credited service, payable upon retirement at age 65 in the year 2003. (2003 Social Security Covered Compensation is used in the formula.) The benefit shown is not subject to any deduction for any Social Security benefit.

	Years of Service
Remuneration	15	20	25	30	35
$125,000	$1,963	$2,617	$3,271	$3,925	$4,579
150,000	2,400	3,200	4,000	4,800	5,600
175,000	2,838	3,783	4,729	5,675	6,621
200,000	3,275	4,367	5,458	6,550	7,642
225,000	3,713	4,950	6,188	7,425	8,663
250,000	4,150	5,533	6,917	8,300	9,683
300,000	5,025	6,700	8,375	10,050	11,725
400,000	6,775	9,033	11,292	13,550	15,808
450,000	7,650	10,200	12,750	15,300	17,850
500,000	8,525	11,367	14,208	17,050	19,892

The SERP benefit, when added to the pension plan benefit, provides a combined benefit equal to the benefit under the pension plan as if certain qualified plan limitations did not apply. Under the pension plan and the SERP, a pension is payable upon retirement at age 65, or upon earlier termination if certain conditions are satisfied. The pension benefits are based on years of credited service and the average annual compensation received during the highest five full consecutive calendar years of the last ten years prior to retirement. Compensation covered by the plans includes base salary, bonus, deferred compensation and overtime pay as defined in the pension plan.

As of December 31, 2003, the estimated years of credited service for each of our executive officers is as follows: Douglas Buth, 16 years; Paul Karch, 10 years; Dale Parker, 4 years; John Depies, 21 years; Rick Fantini, 23 years; James McDermott, 15 years; Stephen Sakai, 8 years; Ann Whalen, 23 years; Ted Goodwin, 25 years; Paul McCann, 23 years; Todd Downey, 10 years; and Rene’-Paul Forier, 1 year. Mr. Bennington does not participate in any of the above plans, but Mr. Bennington is covered by the Bemrose Group Pension Scheme. Mr. Bennington has 26 years of credited service in this plan. Based on these years of service, Mr. Bennington would be entitled to an annual benefit of approximately £89,558.

We have two non-qualified deferred compensation plans for senior executives. The first has been in place for some time and allowed participants to defer receipt of any percentage of his or her compensation by filing an appropriate election with us. Under the arrangements related to this plan, we funded a rabbi trust on October 11, 2001 to provide funds for our current obligations, valued at approximately $2.1 million under this plan as of December 31, 2003. The funds in the rabbi trust remain subject to claims of our creditors in the event of insolvency. There will be no further deferrals to this plan. We have also established the New Deferred Compensation Plan for senior executives, which will allow for future deferrals but for which no funds will be transferred to the rabbi trust. In addition to deferrals similar to those allowed under the old plan, this new plan provided for the deferral of the loyalty payment related to the acquisition of Appleton Papers Inc. from AWA. Except for the amounts deferred from the loyalty payments, which will increase or decrease based on changes in the value of Paperweight Development common stock, amounts deferred in both plans are increased at the then prevailing ten-year Treasury note rate. The current obligations under the New Deferred Compensation Plan are valued at approximately $2.6 million as of December 31, 2003.

Termination Protection Agreements

We have entered into termination protection agreements with all members of our CEO team, including the named executive officers with the exception of Graham Bennington, who is covered by an employment services agreement, described more fully below. The agreements provide that if, at any time other than within two years after a “change of control,” as defined below, we terminate the executive officer’s employment other than for misconduct, or “permanent disability,” as defined below, or the executive officer terminates the executive officer’s employment for “good reason,” as defined below, then the executive officer will continue to receive payments in accordance with our normal payroll practices for eighteen months following termination of employment at a rate equal to the executive officer’s base salary in effect on the date on which his or her employment terminates. The payments to the executive officer would be reduced by amounts he or she earns through employment during the eighteen-month salary continuation period after twelve months from the date of termination. The payments would cease completely if the executive officer, at any time, engaged in a competing business.

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

Our severance agreements provide that if certain amounts to be paid in connection with a change of control constitute “parachute payments,” as defined in Section 280(G) of the Internal Revenue Code, the severance benefits owed to the executive officer may be increased such that the net amount retained by the executive officer after deduction of any excise taxes and income taxes on the excise tax and additional payments, shall be equal to the original severance benefits.

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

Our wholly-owned subsidiary, BemroseBooth Limited, has entered into a service agreement with Graham Bennington. Under this agreement, Mr. Bennington is entitled to receive an annual base salary of £135,000, which is subject to review on an annual basis by the board of directors of BemroseBooth. Mr. Bennington’s current base salary is £150,000. In the discretion of the BemroseBooth board of directors, Mr. Bennington may also participate in the bonus plans maintained by BemroseBooth for its other executive officers on terms as the board may determine. Mr. Bennington currently participates in the BemroseBooth Senior Executive Bonus Scheme – Financial Year July 2003 to June 2004 pursuant to which he may earn a bonus of up to 30% of his salary based on achievement of net operating cash flow and operating profit goals and specific personal objectives. In addition, Mr. Bennington is entitled to participate in BemroseBooth’s pension, life insurance and health insurance plans. The agreement terminates on Mr. Bennington’s 60th birthday, but may be terminated earlier upon 12 months’ notice by either party or by BemroseBooth upon notice to Mr. Bennington under certain other circumstances. Mr. Bennington’s agreement also contains nondisclosure, nonsolicitation and noncompetition provisions.

Management Compensation and Long-Term Incentive Plan

Management compensation is determined by the Compensation Committee of our Board of Directors, which comprises the four independent directors. Our management compensation policy provides that management salaries, cash bonuses and other compensation will be consistent with our strategic goals and the best interests of the participants in the ESOP and generally be within the middle of the range for management compensation for similar companies.

In addition to receiving salaries, annual performance bonuses and fringe benefits, such as health and life insurance, approximately 120 management employees participate in the Appleton Papers Inc. Long-Term Incentive Plan. The plan provides for future cash bonuses based on the long-term performance of Appleton Papers and increases in the value of Paperweight Development common stock, as determined by the semi-annual appraisals of the Paperweight Development common stock performed by the independent, third party appraiser selected by the ESOP trustee. Specific “phantom stock” units are awarded periodically to employees in aggregate quantities of up to approximately 2% of outstanding Paperweight Development stock, with up to an additional 1% to select, newly-hired management employees. The units are awarded at the most recent Paperweight Development stock price as determined by the semi-annual ESOP appraisal. Employees holding phantom stock units are entitled to trigger the cash bonus for any phantom stock unit only after holding the unit for at least three years, except in the event of the sale or recapitalization of Paperweight Development or Appleton Papers. The cash bonus for any unit is equal to the increase in the value of Paperweight Development common stock from the date of issue until the trigger date. The initial grant of phantom stock units occurred on November 11, 2001 with annual awards planned for January 1, 2003 and each January 1 thereafter. We believe the plan is within standard industry terms for management long-term incentive compensation and will benefit us by retaining management talent and providing management with appropriate incentives to increase Paperweight Development’s share price.

In addition to the Appleton Papers Inc. Long-Term Incentive Plan, Mr. Bennington and approximately 11 other management employees are covered under the BemroseBooth Long-Term Incentive Plan. This plan will pay a cash bonus if the compounded annual growth rate of EBIT for BemroseBooth for the 3-year period from 2004-2006 is a minimum of 6% per year over the average EBIT for the prior 3-year period from 2001-2003. If the minimum is exceeded, then 50% of the excess EBIT above this minimum threshold will be shared with the participating employees. Mr. Bennington will receive 20% of the total payment (10% of the above-minimum EBIT).

Director Compensation

Directors of Appleton Papers and Paperweight Development who are not employees of Appleton Papers, Paperweight Development or any of their subsidiaries are currently entitled to an annual fee for service on both boards of $25,000. Directors are also entitled to an annual fee of $10,000 for serving as the chairman of the Audit Committee or $3,000 for serving as the chairman of the Compensation Committee. In addition, each director receives a fee of $1,500 per day for in-person meetings, $500 per day for other meetings and reimbursement for travel expenses incurred in connection with attending board meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Appleton Papers Employee Stock Ownership Trust, whose address is c/o State Street Global Advisors, One Lincoln Street, Boston, Massachusetts 02111, owns beneficially and of record 100% of the issued and outstanding shares of Paperweight Development Corp. Paperweight Development owns beneficially and of record 100% of the issued and outstanding shares of Appleton Papers Inc., which in turn owns beneficially and of record 100% of the issued and outstanding shares of WTA Inc.

The following table sets forth as of December 31, 2003 the number of shares allocated to the accounts of our directors, our named executive officers and our directors and executive officers as a group in the Company Stock Fund of the KSOP.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent
Douglas Buth	61,473		*
Paul Karch	37,782		*
Dale Parker	15,792		*
Nicholas Davis	—	(2)	*
Ronald Pace	—	(2)	*
Susan Scherbel	—	(2)	*
W. A. Sikora	—	(2)	*
John Depies	45,423		*
Stephen Sakai	20,510		*
All directors and executive officers as a group (17 persons)	406,951		3.4%

*	Less than 1%.

(1)	Participants in the KSOP have the right to direct the ESOP trustee to vote shares of common stock which have been allocated to that participant’s ESOP account either for or against specified corporate events relating to Paperweight Development. For all other shareholder votes, the ESOP trustee will vote all shares of common stock held by the ESOP as directed by the ESOP committee, subject to the security holders agreements described above under “Item 10. Directors and Executive Officers of the Registrant.” Participants have statutory diversification rights beginning at age 55, conditional diversification rights beginning on January 1, 2006 and the right to receive distributions from the participant’s KSOP account upon retirement, death, disability, resignation, dismissal or permanent layoff. Participants may not sell, pledge or otherwise transfer the shares of common stock allocated to their KSOP accounts.

(2)	Non-employee directors are not eligible to participate in the KSOP.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Controls and Procedures

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

There have been no changes in the registrants’ internal control over financial reporting or identified in connection with the evaluation discussed above that occurred during the registrants’ last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART IV

Item 15.	Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for both the audit of our financial statements as of and for the years ended January 3, 2004 and December 28, 2002 and the review of the financial statements included in our Quarterly Reports on Form 10-Q and assistance with and review of documents filed with the SEC during those periods were $277,000 in fiscal 2003 and $387,600 in fiscal 2002.

Audit-Related Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for audit-related services were $58,700 in fiscal 2003 and $0 in fiscal 2002. These services in fiscal 2003 consisted of due diligence related to mergers and acquisitions; accounting consultations and audits in connection with acquisitions; internal control reviews; and attest services.

Tax Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for tax services were $0 in fiscal 2003 and $0 in fiscal 2002.

All Other Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for all other services were $0 in fiscal 2003 and $0 in fiscal 2002.

The services provided in fiscal 2003 and described above were preapproved by the Audit Committee or the chairman of the Audit Committee and subsequently reviewed by the Audit Committee.

Item 16.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements.

Reports of Independent Auditors

Consolidated Balance Sheets as of January 3, 2004 and December 28, 2002

Consolidated Statements of Operations for the year ended January 3, 2004, for the year ended December 28, 2002, and for the periods November 10, 2001 to December 29, 2001 and December 31, 2000 to November 9, 2001

Consolidated Statements of Cash Flows for the year ended January 3, 2004, for the year ended December 28, 2002 and for the periods November 10, 2001 to December 29, 2001 and December 31, 2000 to November 9, 2001

Consolidated Statements of Redeemable Common Stock, (Accumulated Deficit) Retained Earnings, Accumulated Other Comprehensive Loss and Comprehensive Income for the years ended January 3, 2004 and December 28, 2002 and for the period November 10, 2001 to December 29, 2001

Consolidated Statement of Shareholder’s Equity for the period December 31, 2000 to November 9, 2001

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule.

Report of Independent Auditors on Financial Statement Schedule

SCHEDULE II – Valuation and Qualifying Accounts

(a)(3) Exhibits.

See (c) below.

(b) Reports on Form 8-K.

During the quarter ended January 3, 2004, the Company

i.	Furnished a Form 8-K on November 6, 2003, reporting the issuance of a press release dated November 6, 2003 announcing the Company’s third quarter 2003 financial results, pursuant to Items 7 and 12.

ii.	Furnished a Form 8-K/A on November 7, 2003, correcting an error contained in a press release dated November 6, 2003 announcing the Company’s third quarter 2003 financial results, pursuant to Items 7 and 12.

iii.	Filed a Form 8-K on December 23, 2003, reporting the issuance of a press release dated December 23, 2003 announcing the Company’s acquisition of Bemrose Group Limited, pursuant to Items 5 and 7.

(c) Exhibits.

3.1	*	Second Amended and Restated Certificate of Incorporation of Appleton Papers Inc.

3.2	*	Amended and Restated By-laws of Appleton Papers Inc.

3.2.1	***	Amendment to Amended and Restated By-laws of Appleton Papers Inc.

3.2.2		Amendment to Amended and Restated By-laws of Appleton Papers Inc. incorporated by reference to the Registrants’ Annual Report on Form 10-K for the year ended December 28, 2002.

3.3	*	Amended and Restated Articles of Incorporation of Paperweight Development Corp.

3.4	*	Amended and Restated By-laws of Paperweight Development Corp.

3.5	*	Certificate of Incorporation of WTA Inc.

3.6	*	Certificate of Amendment of Certificate of Incorporation of WTA Inc.

3.7	*	By-laws of WTA Inc.

4.1	*	Indenture, dated as of December 14, 2001, between Appleton Papers Inc. and each of the guarantors named therein and U.S. Bank National Association, as trustee (the “Indenture”).

4.1.1		Supplemental Indenture dated April 30, 2003 among C&H Packaging, Inc., American Plastics Company, Inc., American Real Estate Corporation, Appleton Papers Inc., the other Guarantors (as defined in the Indenture) and U.S. Bank National Association, incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.

4.1.2		Supplemental Indenture dated December 23, 2003 among Rose Holdings Limited, Bemrose Group Limited, BemroseBooth Limited, The Henry Booth Group Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited, BemroseBooth USA Inc., Appleton Papers Inc., the other Guarantors (as defined in the Indenture) and U.S. Bank National Association, as trustee.

4.2	*	Form of Registered Note (included as Exhibit A1 to the Indenture).

4.3	*	A/B Exchange Registration Rights Agreement, dated as of December 14, 2001, by and among Appleton Papers Inc. and the parties listed as guarantors thereto and Bear, Stearns, & Co. Inc., TD Securities (USA) Inc., ABN AMRO Incorporated and U.S. Bancorp Piper Jaffray Inc.

10.1	*	Purchase Agreement, dated as of December 11, 2001, between Appleton Papers Inc. and the parties listed as guarantors on Exhibit A thereto and Bear, Stearns, & Co. Inc., TD Securities (USA) Inc., ABN AMRO Incorporated and U.S. Bancorp Piper Jaffray Inc.

10.2	*	Credit Agreement, dated as of November 8, 2001, among Paperweight Development Corp., Appleton Papers Inc., as Borrower, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as syndication agent, Firstar Bank N.A. and LaSalle National Bank Association, as documentation agents, and Toronto Dominion (Texas), Inc., as administrative agent (the “Credit Agreement”).

10.3	*	First Amendment, dated as of December 7, 2001, to the Credit Agreement.

10.3.1	****	Second Amendment, dated as of June 6, 2002, to the Credit Agreement.

10.3.2		Third Amendment, dated as of April 18, 2003, to the Credit Agreement incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

10.3.3		Fourth Amendment, dated as of December 23, 2003, to the Credit Agreement

10.4	*	Purchase Agreement by and among Arjo Wiggins Appleton p.l.c., Arjo Wiggins US Holdings Ltd., Arjo Wiggins North America Investments Ltd., Paperweight Development Corp. and New Appleton LLC, dated as of July 5, 2001.

10.5	*	Deferred Payment Obligation (included as Schedule 2.3 to Exhibit 10.4).

10.6		Fox River AWA Environmental Indemnity Agreement by and among Arjo Wiggins Appleton p.l.c., Appleton Papers Inc., Paperweight Development Corp. and New Appleton LLC, dated as of November 9, 2001, incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

10.7	**	Fox River PDC Environmental Indemnity Agreement by and among Appleton Papers Inc., Paperweight Development Corp and New Appleton LLC, dated as of November 9, 2001.

10.8	**	Security Agreement by and among Appleton Papers Inc., Paperweight Development Corp., New Appleton LLC and Arjo Wiggins Appleton p.l.c., dated as November 9, 2001.

10.9	**	Agreement, dated as of November 9, 2001, by and among Arjo Wiggins Appleton p.l.c., Arjo Wiggins (Bermuda) Holdings Limited, Paperweight Development Corp., PDC Capital Corporation and Arjo Wiggins Appleton (Bermuda) Limited.

10.10	**	Assignment and Assumption Deed, dated as of November 9, 2001, between Arjo Wiggins Appleton p.l.c. and Arjo Wiggins Appleton (Bermuda) Limited.

10.11	**	Collateral Assignment, dated as of November 9, 2001, by Arjo Wiggins Appleton (Bermuda) Limited in favor of Appleton Papers Inc.

10.12	*	Appleton Papers Retirement Savings and Employee Stock Ownership Plan, restated effective January 1, 2001.

10.13	*	Appleton Papers Inc. Employee Stock Ownership Trust, adopted July 19, 2001.

10.14	*	Appleton Papers Inc. Deferred Compensation Plan, restated effective as of January 1, 2000.(2)

10.15	*	Appleton Papers Inc. New Deferred Compensation Plan, adopted May 20, 2001.(2)

10.16	*	Letter Agreement between Arjo Wiggins Appleton p.l.c. and Douglas Buth dated February 12, 2001 regarding Transaction-Related Executive Compensation.(2)

10.17	*	Appleton Papers Inc. Long-Term Incentive Plan adopted June 22, 2001.(2)

10.18	*	Appleton Papers Inc. Supplemental Executive Retirement Plan, as amended through December 4, 1998.(2)

10.19	*	Form of Termination Protection Agreement.(2)

10.20	*	Amended and Restated Intellectual Property Agreement among Appleton Papers Inc., WTA Inc. and Appleton Coated LLC dated as of November 9, 2001.

10.21	*	Trademark License Agreement between Appleton Papers Inc., f/k/a Lentheric, Inc., and NCR Corporation, dated effective June 30, 1978.

10.22	****	Basestock Supply Agreement between Appleton Papers Inc. and Appleton Coated LLC dated June 27, 2001.(1)

10.22.1		Amendment to Basestock Supply Agreement between Appleton Papers Inc. and Appleton Coated LLC effective June 27, 2002, incorporated by reference to the Registrants’ Annual Report on Form 10-K for the year ended December 28, 2002.(1)

10.22.2		Amendment to Basestock Supply Agreement between Appleton Papers Inc. and Appleton Coated LLC dated February 25, 2004.(1)

10.23	**	Supply Agreement by and among ESCO Company Limited Partnership, Mitsui Toatsu Chemicals, Inc., Yamamoto Chemicals, Inc. and Appleton Papers Inc. dated as of July 1, 1997.(1)

10.24	**	Sales Agreement between Nisseki Chemical Texas Inc. and Appleton Papers Inc. effective January 1, 2002.(1)

10.24.1		Amendment of Sales Agreement between Nisseki Chemical Texas Inc. and Appleton Papers Inc. effective October 1, 2003, incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.(1)

10.25	*	Security Holders Agreement by and between Appleton Papers Inc. and the Appleton Papers Inc. Employee Stock Ownership Trust dated as of November 9, 2001.

10.26	*	Security Holders Agreement by and between Paperweight Development Corp. and the Appleton Papers Inc. Employee Stock Ownership Trust dated as of November 9, 2001.

10.27		Service Agreement dated June 14, 2000 between INHOCO 2059 Limited and Graham Bennington. (2)

12.1		Computation of Ratio of Earnings to Fixed Charges.

14.1		Code of Business Conduct and Ethics.

21.1		Subsidiaries of Paperweight Development Corp.

31.1		Certification of Douglas P. Buth, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2		Certification of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.3		Certification of Douglas P. Buth, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.4		Certification of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.5		Certification of Dale E. Parker, President (Principal Executive Officer and Principal Financial Officer) of WTA Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1		Statement of Douglas P. Buth, Chairman, President and Chief Executive Officer of Appleton Papers Inc. pursuant to 18 U.S.C. Section 1350.

32.2		Statement of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc. pursuant to 18 U.S.C. Section 1350.

32.3		Statement of Douglas P. Buth, Chairman, President and Chief Executive Officer of Paperweight Development Corp. pursuant to 18 U.S.C. Section 1350.

32.4		Statement of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp. pursuant to 18 U.S.C. Section 1350.

32.5		Statement of Dale E. Parker, President (Principal Executive Officer and Principal Financial Officer) of WTA Inc. pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

**	Incorporated by reference to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.

***	Incorporated by reference to Amendment No. 2 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on May 15, 2002.

****	Incorporated by reference to Amendment No. 3 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on June 12, 2002.

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(2)	Management contract or compensatory plan or arrangement.

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

APPLETON PAPERS INC.

By:	/s/ DOUGLAS P. BUTH

Douglas P. Buth President and Chief Executive Officer

Date:	March 31, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ DOUGLAS P. BUTH Douglas P. Buth	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 31, 2004

/s/ DALE E. PARKER Dale E. Parker	Vice President, Chief Financial Officer and a Director (Principal Financial Officer)	March 31, 2004

/s/ STEPHEN G. KULA Stephen G. Kula	Controller (Principal Accounting Officer)	March 31, 2004

/s/ NICHOLAS H.C. DAVIS Nicholas H.C. Davis	Director	March 31, 2004

/s/ RONALD PACE Ronald Pace	Director	March 31, 2004

/s/ W. A. SIKORA W. A. Sikora	Director	March 31, 2004

/s/ SUSAN SCHERBEL Susan Scherbel	Director	March 31, 2004

/s/ PAUL J. KARCH Paul J. Karch	Director	March 31, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.

By:	/s/ DOUGLAS P. BUTH

Douglas P. Buth President and Chief Executive Officer

Date:	March 31, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ DOUGLAS P. BUTH Douglas P. Buth	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 31, 2004

/s/ DALE E. PARKER Dale E. Parker	Chief Financial Officer and a Director (Principal Financial Officer)	March 31, 2004

/s/ STEPHEN G. KULA Stephen G. Kula	Controller (Principal Accounting Officer)	March 31, 2004

/s/ NICHOLAS H.C. DAVIS Nicholas H.C. Davis	Director	March 31, 2004

/s/ RONALD PACE Ronald Pace	Director	March 31, 2004

/s/ W. A. SIKORA W. A. Sikora	Director	March 31, 2004

/s/ SUSAN SCHERBEL Susan Scherbel	Director	March 31, 2004

/s/ PAUL J. KARCH Paul J. Karch	Director	March 31, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WTA INC.

By:	/s/ DALE E. PARKER

Dale E. Parker President

Date:	March 31, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ DALE E. PARKER Dale E. Parker	President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 31, 2004

/s/ JULIE A. KUEHL Julie A. Kuehl	Director	March 31, 2004

/s/ MICHAEL I. POLLOCK Michael I. Pollock	Director	March 31, 2004

Donald R. McLamb	Director	March 31, 2004

REPORT OF INDEPENDENT AUDITORS

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Paperweight Development Corp. and Appleton Papers Inc. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our reports dated March 24, 2004 and March 4, 2002 appearing in the 2003 Annual Report on Form 10-K of Paperweight Development Corp. and Appleton Papers Inc. and subsidiaries also included an audit of the financial statement schedule listed in Item 16(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 24, 2004

SCHEDULE II—Valuation and Qualifying Accounts

(dollars in thousands)

Allowance for Losses on Accounts Receivable	Balance at Beginning of Period	Acquisition of Businesses	Charged to Costs and Expenses	Amounts Written Off Less Recoveries	Balance at End of Period
November 9, 2001 (Predecessor Basis)	$1,763	—	175	(353)	$1,585

December 29, 2001 (Successor Basis)	$1,585	—	12	(12)	$1,585

December 28, 2002 (Successor Basis)	$1,585	—	964	(1,121)	$1,428

January 3, 2004 (Successor Basis)	$1,428	1,198	707	(88)	$3,245

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of a schedule or because the information required is included in the consolidated financial statements of Appleton Papers Inc. or the notes thereto or the schedules are not required or are inapplicable under the related instructions.