Form 10-Q
period 2004-10-03
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2004-11-15
CIK 1144326, 1166365

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to

Commission file numbers: 333-82084-01

                                          333-82084

PAPERWEIGHT DEVELOPMENT CORP.	APPLETON PAPERS INC.
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)

39-2014992	36-2556469
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

825 East Wisconsin Avenue, P.O. Box 359, Appleton, Wisconsin	54912-0359
(Address of Principal Executive Offices)	(Zip Code)

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

*The Registrant became subject to the filing requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, as of September 22, 2004 upon the effectiveness of the Registrant’s Registration Statement on Form S-4.

As of November 12, 2004, 11,721,843 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of November 12, 2004, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	October 3, 2004	January 3, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$59,906	$29,682
Accounts receivable, less allowance for doubtful accounts of $3,608 and $3,245, respectively	115,698	115,975
Inventories	145,289	130,493
Other current assets	19,077	18,450

Total current assets	339,970	294,600
Property, plant and equipment, net of accumulated depreciation of $171,771 and $123,544, respectively	489,615	522,519
Goodwill	50,734	48,161
Intangible assets, net	100,829	117,491
Environmental indemnification receivable	69,961	77,030
Other assets	17,013	9,970

Total assets	$1,068,122	$1,069,771

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$2,500	$31,350
Accounts payable	57,358	56,870
Accrued interest expense	10,620	1,839
Restructuring reserve	4,319	5,757
Other accrued liabilities	75,655	77,182

Total current liabilities	150,452	172,998
Senior secured notes payable	246,875	135,402
Revolving line of credit	—	10,000
Variable rate industrial development bonds	8,650	8,650
Capital lease obligation	3,193	3,504
Postretirement benefits other than pension	60,442	59,469
Accrued pension	36,374	39,696
Accrued income taxes	4,762	15,350
Environmental liability	93,255	99,329
Other long-term liabilities	9,475	8,419
Senior notes payable	185,000	—
Senior subordinated notes payable	157,000	199,958
Deferred payment obligation	—	172,742
Commitments and contingencies (Note 12)	—	—
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 11,723,385 and 12,124,778, respectively	163,753	158,279
Accumulated deficit	(42,448)	(3,587)
Accumulated other comprehensive loss	(8,661)	(10,438)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$1,068,122	$1,069,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three Months Ended October 3, 2004	Three Months Ended September 28, 2003	Nine Months Ended October 3, 2004	Nine Months Ended September 28, 2003
Net sales	$244,476	$217,783	$728,648	$632,670
Cost of sales	178,629	157,722	537,054	459,771

Gross profit	65,847	60,061	191,594	172,899
Selling, general and administrative expenses	48,047	37,775	147,674	115,548
Restructuring and other charges	189	—	1,018	—

Operating income	17,611	22,286	42,902	57,351
Other expense (income)
Interest expense	11,310	13,317	37,848	40,157
Debt extinguishment expenses	—	—	30,779	—
Interest income	(217)	(66)	(1,664)	(253)
Foreign exchange loss (gain)	426	5	1,368	(790)

Income (loss) before income taxes	6,092	9,030	(25,429)	18,237
(Benefit) provision for income taxes	(269)	(36)	(1,428)	515

Net income (loss)	$6,361	$9,066	$(24,001)	$17,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

(unaudited)

(dollars in thousands)

	October 3, 2004	September 28, 2003
Cash flows from operating activities:
Net (loss) income	$(24,001)	$17,722
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	51,374	45,378
Amortization of intangible assets	7,365	7,078
Amortization of financing fees	1,855	2,613
Employer 401(k) noncash matching contributions	5,986	6,042
Foreign exchange loss (gain)	1,368	(790)
Loss on disposals of equipment	392	631
Accretion of deferred payment and capital lease obligations	7,717	12,124
Accretion of environmental liability	994	940
Debt extinguishment expenses	4,596	—
Discount on repayment of deferred payment obligation	(13,200)	—
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(687)	(13,433)
Inventories	(14,729)	(2,847)
Other current assets	(611)	(1,106)
Accounts payable and other accrued liabilities	4,513	1,784
Restructuring reserve	(1,438)	(215)
Accrued income taxes	(3,233)	43
Accrued pension	(3,576)	1,390
Other, net	6,549	16

Net cash provided by operating activities	31,234	77,370
Cash flows from investing activities:
Proceeds from sale of equipment	214	2
Acquisition of businesses	(993)	(50,591)
Additions to property, plant and equipment	(22,859)	(20,796)

Net cash used by investing activities	(23,638)	(71,385)
Cash flows from financing activities:
Payments of senior secured notes payable	(167,377)	(33,243)
Proceeds from senior secured notes payable	250,000	—
Payments of senior subordinated notes payable	(192,958)	—
Proceeds from senior notes payable	185,000	—
Proceeds from senior subordinated notes payable	150,000	—
Payment of deferred payment obligation	(167,067)	—
Debt acquisition costs	(12,932)	—
Payments relating to capital lease obligation	(503)	(503)
Proceeds from revolving line of credit	—	60,000
Payments of revolving line of credit	(10,000)	(38,000)
Proceeds from issuance of redeemable common stock	4,237	9,297
Payments to redeem common stock	(17,443)	(5,203)
Increase (decrease) in cash overdraft	1,075	(2,306)

Net cash provided by (used by) financing activities	22,032	(9,958)
Effect of foreign exchange rate changes on cash and cash equivalents	596	—
Change in cash and cash equivalents	30,224	(3,973)
Cash and cash equivalents at beginning of period	29,682	24,390

Cash and cash equivalents at end of period	$59,906	$20,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK, (ACCUMULATED DEFICIT)

RETAINED EARNINGS, ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED

(unaudited)

(dollars in thousands, except share data)

	Redeemable Common Stock		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income
	Shares Outstanding	Amount
Balance, January 3, 2004	12,124,778	$158,279	$(3,587)	$(10,438)
Comprehensive income:
Net loss	—	—	(24,001)	—	$(24,001)
Foreign currency translation adjustment	—	—	—	1,441	1,441
Realized and unrealized gains on derivatives	—	—	—	336	336

Total comprehensive income					$(22,224)

Issuance of redeemable common stock	344,911	8,057	—	—
Redemption of redeemable common stock	(746,304)	(17,443)	—	—
Accretion of redeemable common stock	—	14,860	(14,860)	—

Balance, October 3, 2004	11,723,385	$163,753	$(42,448)	$(8,661)

Balance, December 28, 2002	11,587,204	$133,581	$(541)	$(1,523)
Comprehensive income:
Net income	—	—	17,722	—	$17,722

Total comprehensive income					$17,722

Issuance of redeemable common stock	837,204	17,048	—	—
Redemption of redeemable common stock	(237,339)	(5,203)	—	—
Accretion of redeemable common stock	—	15,040	(15,040)	—

Balance, September 28, 2003	12,187,069	$160,466	$2,141	$(1,523)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three and nine months ended October 3, 2004 and September 28, 2003, cash flows for the nine months ended October 3, 2004 and September 28, 2003 and financial position at October 3, 2004 have been made. All adjustments made were of a normal recurring nature.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of Paperweight Development Corp. (“PDC” or the “Company”) and subsidiaries for each of the three years in the period ended January 3, 2004 which are included in the Form 10-K dated April 2, 2004. The consolidated balance sheet data as of January 3, 2004, contained within these condensed financial statements, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Appleton Papers Inc. (“Appleton”) is a wholly-owned subsidiary of PDC (see Note 2 “Acquisition of Businesses).

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

2.	ACQUISITION OF BUSINESSES

In December 2003, Appleton acquired Bemrose Group Limited, a privately-held company headquartered in Derby, England. The group’s operating unit, BemroseBooth, produces security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed promotional products such as calendars. The purchase price for this acquisition, net of cash acquired, approximated $63.0 million and was financed with cash from operations and proceeds received from a senior secured variable rate note. Appleton has obtained independent appraisals to allocate the purchase price to the acquired net assets. The excess of the purchase price over the estimated fair value of the acquired net assets has been allocated to goodwill. As a result of this acquisition, goodwill of approximately $26.4 million was assigned to Appleton’s security business unit. Bemrose Group Limited has been included in the Company’s consolidated financial statements since the date of the acquisition.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The following table summarizes the estimated fair values of the assets acquired and liabilities assumed excluding cash acquired (dollars in thousands):

Current assets	$38,448
Property, plant and equipment	33,710
Intangible assets	10,184
Goodwill	26,446
Other assets	1,182

Total assets acquired	109,970

Current liabilities	24,741
Other long-term liabilities	22,247

Total liabilities assumed	46,988

Net assets acquired	$62,982

On April 30, 2003, Appleton acquired all of the outstanding common shares of two privately-held Wisconsin-based companies, C&H Packaging Company, Inc. (“C&H Packaging”) and American Plastics Company, Inc. (“American Plastics”), which includes American Real Estate Corporation (a real estate holding company for the real estate assets of American Plastics). C&H Packaging prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial product industries. American Plastics produces high-quality, custom multilayered films and commercial packaging. The purchase price for these acquisitions approximated $50.4 million and was financed with cash from operations and borrowings under the revolving credit portion of Appleton’s old senior credit facility. Appleton obtained independent appraisals to allocate the purchase price to the acquired net assets. As a result of this acquisition, goodwill of approximately $23.5 million has been assigned to Appleton’s performance packaging business unit. C&H Packaging and American Plastics have been included in the Company’s consolidated financial statements from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (dollars in thousands):

Current assets	$13,219
Property, plant and equipment	12,300
Intangible assets	6,132
Goodwill	23,531
Other assets	110

Total assets acquired	55,292

Current liabilities	4,909

Total liabilities assumed	4,909

Net assets acquired	$50,383

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the acquisitions of C&H Packaging, American Plastics and BemroseBooth had been completed on December 29, 2002. The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to cost of sales, selling, general and administrative expenses, interest expense, amortization, depreciation and income taxes. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on December 29, 2002 or that may be obtained in the future (dollars in thousands):

	For the Three Months Ended September 28, 2003	For the Nine Months Ended September 28, 2003
Net sales	$240,760	$704,897
Net income	$8,926	$14,786

At the close of business on November 9, 2001, PDC and New Appleton LLC completed the purchase of all the partnership interests of Arjo Wiggins Delaware General Partnership and its wholly-owned subsidiary, Appleton. The transaction was financed with $106.8 million of proceeds received from the Appleton Papers Retirement Savings and Employee Stock Ownership Plan (the “KSOP”) ($104.7 million, net of stock issuance costs), $265 million of senior secured notes payable borrowed at the closing, $250 million in aggregate principal amount of a senior subordinated note due 2008 issued to Arjo Wiggins Appleton plc (“AWA”) which bore interest at the rate of 11.5% per annum, and a deferred payment obligation, with a present value of $140 million at the closing of the acquisition, to be paid to AWA.

In conjunction with the acquisition, the Company entered into two indemnification agreements under which AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for, and pay, all governmental and third party liabilities and all costs and expenses incurred by Appleton in defense against governmental and third party claims, referred to as the Fox River Liabilities. The Fox River Liabilities also include fees and expenses of Appleton’s environmental counsel, advisers, engineers and scientific experts, and the costs incurred in obtaining studies and other analyses concerning various remedial alternatives for the Lower Fox River. The indemnification agreements mirror one another and result in Appleton receiving indemnification payments directly or indirectly from AWA.

Under the indemnification agreements, AWA agreed to indemnify the Company for the first $75 million of Fox River Liabilities and for those in excess of $100 million (see Note 12 “Commitments and Contingencies”). The Company is responsible for the $25 million of liabilities between $75 million and $100 million. The indemnification agreements provide that it is the intent of the parties that at no time will Appleton or PDC be required to fund any costs and expenses relating to the Fox River Liabilities for which Appleton or PDC will be indemnified. AWA has paid $32.2 million under the indemnification agreements through the third quarter of fiscal 2004.

Also as part of the purchase agreement, AWA agreed to indemnify the Company for 100% of net income tax liabilities after the November 9, 2001 acquisition, in respect of periods through September 30, 2001, excluding 50% of amounts in excess of $5.0 million in the aggregate up to and including $10.0 million in the aggregate, representing a maximum amount of $2.5 million for which the Company would have remained responsible. All tax refunds relating to periods through September 30, 2001 received by the Company were to first be applied against the amount of net income tax liabilities indemnified by AWA. The Company was to be allowed to retain any excess net refunds over net income tax liabilities.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As part of Appleton’s debt refinancing consummated on June 11, 2004, PDC repaid its deferred payment obligation to AWA. The accreted value of the deferred payment obligation was $180.3 million. After receiving a discount of $13.2 million, PDC paid AWA $167.1 million in full satisfaction of the obligation. In return for the $13.2 million discount, the Company agreed to amend the purchase agreement relating to the acquisition to eliminate AWA’s requirement to provide a quarterly certification of its tangible net worth and to make an escrow deposit if tangible net worth declined below a specified amount and eliminate certain of AWA’s indemnity obligations to the Company, including the aforementioned income tax indemnification, other than those specifically related to environmental issues.

Appleton received a $1.8 million federal tax refund during the first quarter of fiscal 2004, and an additional $4.4 million state tax refund in April 2004. As these refunds related to the resolution of certain tax contingencies that existed prior to the November 9, 2001 acquisition, they have been recorded as a reduction in purchase price via a decrease to long-lived intangible assets of $5.1 million. The remaining portion of these refunds, approximately $1.1 million, pertained to the accrual of interest subsequent to the November 9, 2001 acquisition date, and as such, is reflected within interest income for the nine months ended October 3, 2004.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Effective December 30, 2001, Appleton adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with an indefinite life will no longer be amortized; however, they must be tested for impairment annually. Amortization will continue to be recorded for other intangible assets with determinable lives. The changes in the carrying amount of goodwill for the nine-month period ended October 3, 2004 are as follows (dollars in thousands):

	Coated Solutions	Thermal and Advanced Technical Products	Security	Performance Packaging	Total
Balance as of January 3, 2004	$—	$—	$24,422	$23,739	$48,161
Goodwill from business acquisitions	—	—	2,408	(208)	2,200
Currency translation	—	—	373	—	373

Balance as of October 3, 2004	$—	$—	$27,203	$23,531	$50,734

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Appleton’s other intangible assets consisted of the following (dollars in thousands):

	As of October 3, 2004		As of January 3, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$55,595	$8,707	$58,294	$6,457
Patents	32,679	17,062	36,181	13,141
Customer relationships	13,506	1,545	13,419	776
Non-compete agreements	1,894	473	1,908	48
Applications software	—	—	480	—

Total	$103,674	$27,787	$110,282	$20,422

Unamortized intangible assets:
Trademarks	$24,942		$27,631

Of the $128.6 million of acquired intangible assets, $80.5 million was assigned to registered trademarks. Trademarks of $51.2 million related to carbonless paper and $4.4 million related to the Company’s 2003 acquisitions are being amortized over their estimated useful life of 20 years, while the remaining $24.9 million are considered to have an indefinite life and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships, 5 years for non-compete agreements and 7 years for applications software. Amortization expense for the three and nine months ended October 3, 2004 approximated $2.2 million and $7.4 million, respectively. Amortization expense for the three and nine months ended September 28, 2003 approximated $2.4 million and $7.1 million, respectively.

4.	RESTRUCTURING AND OTHER CHARGES

In order to position itself for long-term growth, Appleton reduced salaried employment by 46 employees during fiscal 2003 and an additional 12 employees thus far in fiscal 2004. These reductions included positions at the corporate headquarters as well as the plant and mill sites. As a result, Appleton took a charge of $1.0 million during the first nine months of 2004. Also during this period, the Company paid out $1.9 million related to these employment termination benefits, liabilities for which were incurred in 2004 and 2003.

During the third quarter of 1999, Appleton announced plans to close the Newton Falls mill in 2000 and the Harrisburg plant in 2001. In the third quarter of 2000, Appleton ceased operations at the Newton Falls mill and permanently closed the mill during the third quarter of 2001. Appleton sold its Harrisburg plant in August 2001. In 1999, the Company committed to exiting its New York distribution center in 2001 because it was no longer needed as a result of the closure of the Newton Falls mill and thus recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expires in 2007. The $0.6 million reduction to the distribution center exit cost reserve represents lease payments, net of sublease income, for this distribution center.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below summarizes the components of the restructuring reserve included on the condensed consolidated balance sheets at October 3, 2004 and January 3, 2004 (dollars in thousands):

	January 3, 2004 Reserve	2004 Reserve Additions	2004 Charges to Reserve	October 3, 2004 Reserve
Distribution center exit costs	$4,136	$—	$(561)	$3,575
Employee termination benefits	1,621	1,018	(1,895)	744

	$5,757	$1,018	$(2,456)	$4,319

5.	INVENTORIES

Inventories consist of the following (dollars in thousands):

	October 3, 2004	January 3, 2004
Finished goods	$79,881	$66,990
Raw materials, work-in-process and supplies	65,238	63,333

Total cost	145,119	130,323
Increased cost over LIFO cost	170	170

	$145,289	$130,493

Stores and spare parts inventory balances of $21.0 million at October 3, 2004 and $21.4 million at January 3, 2004 are valued at average cost and included on the raw materials, work in process and supplies line. Inventories valued using the FIFO method approximate 19% of the Company’s total inventory balance at October 3, 2004 and 11% at January 3, 2004.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	October 3, 2004	January 3, 2004
Land and improvements	$9,270	$9,118
Buildings and improvements	91,599	93,909
Machinery and equipment	497,164	488,282
Software	28,042	27,447
Capital lease	4,764	4,764
Construction in progress	30,547	22,543

	661,386	646,063
Accumulated depreciation	(171,771)	(123,544)

	$489,615	$522,519

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation expense for the three months ended October 3, 2004 and September 28, 2003 approximated $16.9 million and $15.0 million, respectively. Depreciation expense for the nine months ended October 3, 2004 and September 28, 2003 approximated $51.4 million and $45.4 million, respectively. Depreciation expense of approximately $14.4 million and $12.8 million for the three months ended October 3, 2004 and September 28, 2003, respectively, related to manufacturing assets and was recorded within cost of sales. Depreciation expense of approximately $43.0 million and $38.6 million for the nine months ended October 3, 2004 and September 28, 2003, respectively, related to manufacturing assets and was recorded within cost of sales. Depreciation expense of approximately $2.5 million and $2.2 million for the three months ended October 3, 2004 and September 28, 2003, respectively, related to corporate administrative assets and was recorded within selling, general and administrative expenses. Depreciation expense of approximately $8.4 million and $6.8 million for the nine months ended October 3, 2004 and September 28, 2003, respectively, related to corporate administrative assets and was recorded within selling, general and administrative expenses.

7.	OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	October 3, 2004	January 3, 2004
Deferred debt expense	$12,676	$6,195
Other	4,337	3,775

	$17,013	$9,970

8.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (dollars in thousands):

	October 3, 2004	January 3, 2004
Payroll	$9,860	$10,819
Trade discounts	29,027	27,004
Workers’ compensation	4,390	4,604
Accrued insurance	1,870	2,325
Other accrued taxes	1,780	2,032
Postretirement benefits other than pension	4,131	4,131
Lower Fox River liability	9,767	9,767
Other	14,830	16,500

	$75,655	$77,182

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. FIN 46R applies immediately for Appleton for variable interest entities created after December 31, 2003, and applies for the first reporting period beginning after December 15, 2004 to variable interest entities in which an enterprise holds a variable interest that was acquired before January 1, 2004. Appleton is currently evaluating the impact of this statement.

During December 2003, the FASB revised SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement also requires interim period disclosure of the components of net periodic benefit cost, and if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. These interim disclosures were effective for Appleton in the first quarter of 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Appleton is a sponsor of postretirement health care plans that provide prescription drug benefits. FSP106-2 was effective for Appleton in the third quarter of 2004; however, in accordance with FSP106-2, based on the relative significance of the currently estimable effects of the Act on reported amounts, Appleton will account for such effects prospectively as of its next accounting measurement date.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	PENSION BENEFITS

The Company has various defined benefit pension plans and a defined contribution pension plan. The components of the corresponding net periodic pension cost include the following (dollars in thousands):

	For the Three Months Ended October 3, 2004	For the Three Months Ended September 28, 2003	For the Nine Months Ended October 3, 2004	For the Nine Months Ended September 28, 2003
Net periodic benefit cost
Service cost	$1,766	$1,515	$5,299	$4,544
Interest cost	4,709	3,483	14,123	10,450
Expected return on plan assets	(5,365)	(4,470)	(16,089)	(13,409)
Amortization of
Prior service cost	2	2	3	6
Actuarial loss	191	—	573	—

Net periodic benefit cost	$1,303	$530	$3,909	$1,591

The Company made a $6.0 million contribution to its pension plan during 2004 for plan year 2003.

11.	POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

Appleton has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The components of other postretirement benefit cost include the following (dollars in thousands):

	For the Three Months Ended October 3, 2004	For the Three Months Ended September 28, 2003	For the Nine Months Ended October 3, 2004	For the Nine Months Ended September 28, 2003
Net periodic benefit cost
Service cost	$287	$260	$861	$780
Interest cost	1,070	1,106	3,210	3,318

Net periodic benefit cost	$1,357	$1,366	$4,071	$4,098

12.	COMMITMENTS AND CONTINGENCIES

Lower Fox River

Various state and federal government agencies and Native American tribes have asserted claims against Appleton and other parties with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin.

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

In June 1997, the EPA published notice that it intended to list the Lower Fox River on the National Priorities List of Contaminated Sites pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA” or “Superfund”). The EPA identified seven potentially responsible parties (“PRPs”) for PCB contamination in the Lower Fox River, including NCR Corporation (“NCR”) and Appleton as the former and current owners and operators of the Appleton plant, and the owners of five paper reprocessing mills located on the Fox River, including Georgia-Pacific, P.H. Glatfelter Company, WTM I Co., owned by Chesapeake Corporation, Riverside Paper Corporation and U.S. Paper Mills Corp., which is now owned by Sonoco Products Company.

On January 7, 2003, the Wisconsin Department of Natural Resources (“DNR”) issued a Record of Decision (“ROD”), with which the United States Environmental Protection Agency (“EPA”) concurred, on the first two segments of the river, which are largely upstream of the Appleton plant. The ROD provides for dredging in the first segment and monitored natural recovery in the second segment. Dredging work to implement the ROD began in September 2004. However, the ROD also provides that up to 25% of the remedy in the first segment may consist of capping if dredging proves not to be cost-effective and certain conditions are met. It is Appleton’s position that neither Appleton nor NCR has any responsibility or liability for PCB contamination in the first segment of the Lower Fox River. On July 28, 2003, the DNR and EPA issued a ROD covering the third, fourth and fifth segments of the Lower Fox River (which includes Green Bay) which also provides for substantial dredging in that portion of the river.

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

Appleton does not believe that the remedial action proposed by the DNR in the two RODs is appropriate or cost-effective. Appleton, along with the other PRPs, has developed a substantial body of evidence that Appleton believes demonstrates that selection of alternatives involving active, river-wide remediation, particularly massive dredging, would be inappropriate and unnecessary. There is ongoing vigorous debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage contaminated sediments. Although Appleton believes that the remedy adopted in the RODs is inappropriate and may be substantially modified and improved over time through further design and experience, the issuance of the RODs greatly reduces the uncertainty about the remedy that will be implemented in the Lower Fox River.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In October 2000, the U.S. Fish and Wildlife Service (“FWS”) released a proposed restoration and compensation determination plan presenting the federal and tribal natural resource trustees’ planned approach for restoring natural resources injured by PCBs and calculating the potential natural resource damages (“NRDs”) under different remedial action scenarios. The final NRD valuation will depend on the extent of PCB cleanup; however, the proposed plan estimates that NRDs will fall in the range of $176 million to $333 million for all PRPs in the aggregate. The total costs estimated by the DNR, EPA and FWS for the proposed remediation and NRD discussed above range from $576 million to $733 million. Over the past several years and at various natural resource damage sites, the FWS and other government agencies have settled NRD claims for amounts substantially less than original estimates or claims. In June 2002, the state and federal trustees announced a proposed settlement of their NRD claims against Fort James Operating Company, a subsidiary of Georgia-Pacific Corporation (“Fort James”), the owner of one of the reprocessing mills. Under the settlement, Fort James would pay for or conduct restoration projects with a total cost of approximately $12 million. The proposed settlement was challenged by an environmental group in a case brought before the U.S. District Court in Milwaukee. On March 19, 2004, the U.S. District Court rejected the challenge and granted the state and federal trustees’ motion to enter the consent decree. Appleton anticipates the actual costs for the PRPs to settle NRD claims related to the Lower Fox River to be significantly less than the initial range of $176 million to $333 million.

Appleton purchased the Appleton plant from NCR in 1978, after the use of PCBs in the manufacturing process was discontinued. Nevertheless, pursuant to CERCLA, both Appleton and NCR are viewed by the EPA as PRPs. Accordingly, Appleton and NCR asserted indemnity claims against each other pursuant to the terms of the agreement for the purchase of the assets of the business in 1978. In order to resolve indemnification obligations to each other, Appleton entered into an interim settlement agreement with NCR in 1998 under which the parties agreed to share both defense and liability costs arising from the Lower Fox River.

A study performed by the FWS in 2000 provided a preliminary estimate of the amount of PCBs discharged into the Lower Fox River by each PRP and concluded that the discharges from the Appleton plant and the Combined Locks paper mill (which Appleton formerly owned and which is now owned by an affiliate of AWA) represented a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates have not yet been finalized by the FWS and may be revised. The FWS analysis will not be binding on the PRPs. The final allocation of liability among the PRPs will be determined by negotiation, litigation or other dispute resolution process. Based on historical and technical analyses performed by environmental engineers Appleton has engaged, Appleton believes that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total discharged by all the PRPs. A portion of Appleton’s potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay their respective share(s) of the potential liability, Appleton could be responsible for a portion of their share(s). Based on a review of publicly available financial information about the other PRPs, Appleton believes that the other PRPs will be required, and have adequate financial resources, to pay their share of the remediation and natural resource damage claims for the Lower Fox River.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Appleton entered into a consent decree on December 10, 2001 with NCR, the DNR, the Wisconsin Department of Justice, the EPA, the FWS, the U.S. Department of Justice, the National Oceanic and Atmospheric Administration, and the Oneida and Menomonee Indian Tribes which are collectively referred to as the intergovernmental partners, or IGP. Pursuant to the consent decree, Appleton and NCR agreed to provide up to $41.5 million over a period of four years, to a maximum of $10.4 million per year, for interim restoration and remediation efforts directed by the IGP. Appleton and NCR will each pay approximately half of the amounts paid under the consent decree. Since the inception of the agreement through the first nine months of 2004, Appleton has paid approximately $14.9 million under the consent decree. Under the consent decree, the IGP agree not to sue or take administrative action against Appleton and NCR during the four-year period including pursuant to any claims that could be made as a result of the issuance of the ROD. The consent decree does not constitute a final settlement with the IGP or provide protection against future claims against Appleton and NCR; however, under the decree, Appleton and NCR will receive full credit against remediation costs and NRD claims for all monies expended for restoration and remediation of the Lower Fox River during the interim period including pursuant to any claims that could be made as a result of the issuance of the RODs. Appleton recorded a charge of $19.2 million for its discounted share of the arrangement during the first quarter of 2001. At October 3, 2004 this liability approximated $7.6 million.

A precise estimate of Appleton’s ultimate share of remediation and natural resource damage liability cannot be made at this time due to uncertainties with respect to: the scope and cost of implementing the final remediation plan; the scope of restoration and final valuation of federal and state NRD assessments; the evolving nature of remediation and restoration technologies and governmental policies; and Appleton’s share of remediation and NRD costs relative to the other PRPs. However, the issuance of the RODs greatly reduces the uncertainty about the remedy that will be implemented in the Lower Fox River and provides Appleton the ability to reasonably estimate its potential liability. Accordingly, Appleton has recorded a reserve for this environmental liability. At January 3, 2004 this reserve approximated $109.1 million. During the first nine months of 2004, the total reserve was accreted by $5.1 million while payments against the reserve totaled $11.2 million. This resulted in a remaining reserve of $103.0 million as of October 3, 2004, of which $9.7 million is recorded in other accrued liabilities and $93.3 million is recorded as an environmental liability.

As part of the November 9, 2001 acquisition, AWA agreed to indemnify Appleton for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River (see Note 2 “Acquisition of Businesses”). At October 3, 2004, the total indemnification receivable from AWA is $79.7 million, of which, $9.7 million is recorded in other current assets and $70.0 million is recorded as an environmental indemnification receivable. The $23.3 million difference between the reserve and the indemnification receivable represents the discounted share of Lower Fox River costs for which Appleton is responsible. The $21.0 million charge was recorded against earnings in 2002 and has accreted to $23.3 million through the first nine months of 2004. This discounted share was calculated using a discount rate of 6.0%, which represents Appleton’s estimate of the fair market interest rate at which this liability could be settled in an arm’s length transaction. This $21.0 million amount will accrete to $25.0 million by the end of 2005.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the indemnification receivable/environmental liability is below (dollars in thousands):

	Environmental Indemnification Receivable	Environmental Liability
Establishment of reserve for 2001 IGP consent decree	$—	$(19,209)
Accretion of Lower Fox River environmental liability	—	(747)
Fair market valuation of AWA indemnification receivable and the Lower Fox River liability as of the November 9, 2001 acquisition date	20,380	(424)

Balance, December 29, 2001	$20,380	$(20,380)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the first ROD on January 7, 2003	66,146	(66,146)
Establishment of reserve for Appleton’s portion of the Lower Fox River environmental liability in accordance with the Fox River Indemnification agreement	—	(21,017)
Payments made for indemnification receivable/environmental liability	(14,077)	14,077
Accretion of Lower Fox River indemnification receivable/environmental liability	1,052	(1,052)

Balance, December 28, 2002	$73,501	$(94,518)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the second ROD on July 28, 2003	15,581	(15,581)
Payments made for indemnification receivable/environmental liability	(6,867)	6,867
Accretion of Lower Fox River indemnification receivable/environmental liability	4,582	(5,864)

Balance, January 3, 2004	$86,797	$(109,096)
Payments made for indemnification receivable/environmental liability	(11,237)	11,237
Accretion of Lower Fox River indemnification receivable/environmental liability	4,168	(5,162)

Balance, October 3, 2004	$79,728	$(103,021)

Appleton used the estimates described below, including the most recent government agency estimates, in evaluating its Lower Fox River environmental liability: (1) total costs for remediation of $480 million, based on the DNR’s estimate of $400 million in total costs for remediation, plus a 20% contingency; (2) the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than Appleton’s estimate (Appleton assumes that Appleton and NCR are primarily responsible for only the discharges from the Appleton and Combined Locks facilities and not for other discharges.); (3) costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less, based on the IGP’s $12 million settlement of NRD claims against Fort James; (4) Appleton’s responsibility for about half of the claims asserted against Appleton and NCR, based on the interim settlement agreement with NCR, the terms of which are confidential; and (5) $20 million in fees and expenses. Because of the numerous uncertainties underlying these estimates, it is possible that Appleton’s share of costs could be higher.

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

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, Appleton believes that it could be necessary to undertake remedial action in the future, although Appleton is currently under no obligation to do so. Appleton has not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. Remedial action to address PCB contamination in the area of the wastewater impoundments is expected to involve construction of a cap to prevent exposure to PCBs. In addition, remedial action could involve long-term monitoring of groundwater or the construction and operation of a groundwater pump-and-treat system to prevent migration of PCB contamination in groundwater, and the removal and disposal of PCB-contaminated sediment in the Great Miami River. The cost for remedial action – including installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River – is estimated to range up to approximately $10.5 million, with approximately $3 million in short-term capital costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill, the Great Miami River remediation and Appleton’s share of these remediation costs, if any, no provision has been recorded in the accompanying financial statements for estimated remediation costs. In conjunction with the acquisition of the Company in 2001, AWA agreed to indemnify the Company for 50% of all environmental liabilities up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owner and operator of the West Carrollton mill may be liable for all or part of the cost of remediation of historic PCB contamination. Other than the PCB contamination in the area of the wastewater impoundments, there are no other known material liabilities with respect to environmental issues at the West Carrollton mill.

Other

From time to time, Appleton may be involved in product liability and various other suits incident to the operation of its business. A comprehensive insurance program is maintained and estimated costs are recorded for claims and suits of this nature. It is management’s opinion that none of these claims or suits will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	EMPLOYEE STOCK OWNERSHIP PLAN

The Appleton Papers Retirement Savings Plan, was amended and restated effective as of January 1, 2001, in the form of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan (“KSOP”). The KSOP includes a separate employee stock ownership plan component (“ESOP”). The KSOP is a tax-qualified retirement plan that also contains a 401(k) feature, which provides participants the ability to make pre-tax contributions to the KSOP by electing to defer a percentage of their compensation. The ESOP is a tax-qualified employee stock ownership plan that is designed to invest primarily in the common stock of PDC.

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

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. In general, all requests for lump sum distributions in any plan year will be granted to the extent that the aggregate amount requested does not exceed the amount of new deferrals to the Company Stock Fund, less any distributions that must be made in accordance with the statutory requirements and installment distributions the KSOP is obligated to make under prior year distribution elections. Covenants in the agreements providing for the new senior credit facility, the $185 million aggregate principal amount of 8.125% Senior Notes due 2011 and the $150 million aggregate principal amount of 9.75% Senior Subordinated Notes due 2014 restrict Appleton’s ability to pay dividends to PDC which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may supersede the terms of the respective agreements. If lump sum distributions cannot be made, distributions to former participants will be made in up to five equal annual installments.

Appleton’s matching contributions charged to expense amounted to $2.1 million and $1.7 million for the three months ended October 3, 2004 and September 28, 2003, respectively, all of which will be deposited into the Company Stock Fund. Appleton’s matching contributions charged to expense for the nine months ended October 3, 2004 and September 28, 2003 were $6.0 million for both periods, all of which will be deposited into the Company Stock Fund. As a result of hardship withdrawals, diversification and employee terminations, 746,304 shares of PDC redeemable common stock were repurchased during the first nine months of 2004 at an aggregate price of $17.4 million. During the same period, the ESOP trustee purchased 181,417 shares of PDC redeemable common stock for an aggregate price of $4.2 million from pre-tax deferrals, rollovers and loan payments made by employees, as well as interest received by the trust, during the first nine months of 2004, while Appleton’s matching deferrals over this same period resulted in an additional 163,493 shares of redeemable common stock being issued.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with EITF Topic D-98, redeemable equity securities are required to be accreted (i.e., increased) so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of October 3, 2004. The earliest redemption date occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. Appleton accreted the redeemable common stock by $14.9 million for the nine months ended October 3, 2004. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $310 million was determined. The redeemable common stock recorded book value as of October 3, 2004 was $164 million, which leaves a remaining unrecognized liability to be accreted of approximately $146 million. The fair value of the redeemable common stock is determined by an independent, third party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Such valuations are made as of June 30 and December 31. Until the independent valuation is received, the fair value of the stock is estimated by management. Because the calculations of the third party appraiser are not provided by the ESOP Trustee to management, these interim estimates as of the first and third quarter of each year may differ from the values determined by the appraiser as of June 30 and December 31. Adjustments (if any) as of the first quarter and third quarter of each year will be recorded when the independent valuation is received. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	October 3, 2004	January 3, 2004
Senior secured variable rate note payable at LIBOR plus 3.0%, $2,330 due quarterly ending November 8, 2005	$—	$26,752
Senior secured variable rate note payable at LIBOR plus 2.5%, $327 due quarterly with $127,711 due November 8, 2006	—	140,000
Senior secured variable rate note payable at LIBOR plus 2.25%, $625 due quarterly with $235,625 due June 11, 2010	249,375	—
Revolving line of credit at LIBOR plus 3.0%	—	10,000

	249,375	176,752
Less obligations due within one year	(2,500)	(31,350)

	$246,875	$145,402
Unsecured variable rate industrial development bonds, 1.4% average interest rate at October 3, 2004, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
Senior notes payable at 8.125%, due June 15, 2011	185,000	—
Senior subordinated notes payable at 12.5%, due December 15, 2008	7,000	199,958
Senior subordinated notes payable at 9.75%, due June 15, 2014	150,000	—
Deferred payment obligation, due May 8, 2010 at 10% per annum compounded semi-annually to the date of repayment	—	172,742

On November 9, 2001, Appleton entered into a $340 million senior credit facility, which is referred to as the old senior credit facility. The old senior credit facility included the following: a four-year credit facility of up to $75 million for revolving loans, including letters of credit; a four-year senior secured note of $115 million; and a five-year senior secured note of $150 million. The old senior credit facility was unconditionally, jointly and severally guaranteed by PDC and by WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc., American Real Estate Corporation, Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and BemroseBooth USA, Inc., each of which is a direct or indirect wholly-owned subsidiary of Appleton.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

From November 18, 2002 through April 1, 2003 the Company’s defined leverage ratio was calculated at less than 2.00 to 1.00 but greater than or equal to 1.50 to 1.00 and, as a result, the interest rate on the $115 million senior secured note and the revolving credit facility was reduced to LIBOR plus 2.5%. From April 2, 2003 through May 15, 2003, the Company’s defined leverage ratio was calculated at less than 2.5 to 1.00 but greater than or equal to 2.00 to 1.00 and, as a result, the interest rate was increased to LIBOR plus 3.0%. From May 16, 2003 through August 19, 2003 the Company’s defined leverage ratio was calculated at less than 2.00 to 1.00 but greater than or equal to 1.50 to 1.00 and, as a result, the interest rate was decreased to LIBOR plus 2.5%. Since August 20, 2003 and continuing through June 10, 2004, the interest rate was increased to LIBOR plus 3.0% because the Company’s defined leverage ratio was calculated at less than 2.5 to 1.00 but greater than or equal to 2.00 to 1.00.

In April 2003 an amendment to the old senior credit facility was approved by a majority of the lenders that allowed Appleton to make acquisitions of $150 million in total over the life of the term loans, with no single acquisition totaling more than $60 million. In addition, the amendment allowed for an increase in the revolving line of credit from $75 million to $100 million should Appleton have needed to access additional funds. It also allowed Appleton to repurchase and retire an additional $50 million of aggregate principal amount of its 12.5% Series B Senior Subordinated Notes due 2008.

In December 2003 an amendment to the old senior credit facility was approved by a majority of the lenders which amended the related financial covenants to provide additional flexibility, allow the establishment of a UK subsidiary, allow for Euro and British Sterling borrowings, classify the acquisition of American Plastics, C & H Packaging and BemroseBooth as permitted investments, thereby preserving the $150 million limit for future acquisitions as permitted under the April 18, 2003 amendment and increased the single acquisition limit from $60 million to $75 million. In addition, the amendment also allowed for the refinancing discussed below.

Through June 5, 2002, borrowings under the $150 million senior secured note bore interest at LIBOR plus 4.25% per annum, subject to a minimum LIBOR rate of 2.5%. On June 6, 2002, Appleton refinanced the $112.4 million remaining principal amount and replaced it with similar debt carrying a reduced interest rate of LIBOR plus 3.25%, not subject to a minimum LIBOR rate. The terms of this refinanced debt also allowed Appleton to repurchase up to $50 million in aggregate principal amount of its 12.5% Senior Subordinated Notes due 2008. In December 2003, Appleton refinanced the remaining $83.3 million of the $150 million senior secured note and borrowed an additional $56.7 million with which to make the Bemrose Group Limited acquisition. This debt, which was similar to the previous debt, carried an interest rate of LIBOR plus 2.5%. As a result of this refinancing, $1.4 million of deferred debt issuance costs were written off in fiscal 2003 as debt extinguishment expenses.

On December 14, 2001, Appleton issued $250 million aggregate principal amount of its 12.5% Series A Senior Subordinated Notes due 2008, which were used to redeem in full, at par, the senior subordinated note due 2008 held by AWA (see Note 2 “Acquisition of Businesses”). On June 12, 2002, Appleton’s Registration Statement on Form S-4, relating to the offer to exchange up to $250 million of its registered 12.5% Series B Senior Subordinated Notes due 2008 for any and all of its outstanding 12.5% Series A Senior Subordinated Notes due 2008, was declared effective by the Securities and Exchange Commission. The exchange offer closed on July 12, 2002. The entire outstanding principal balance of Series A notes was exchanged for Series B notes. During 2002, Appleton purchased and retired $50.0 million of its Series B notes. The Company paid a premium of $1.8 million on the purchase and retirement of these Series B notes.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On June 11, 2004 Appleton completed a voluntary refinancing of its debt. The new senior credit facility includes a six-year, $250 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which is initially set at 1.25% for base rate loans and 2.25% for LIBOR loans, but which is determined by reference to a pricing grid for subsequent quarters. Mandatory principal payments of $625,000 are due quarterly with the remaining balance due June 11, 2010. The new senior credit facility also includes a five-year, $125 million revolving credit facility. The new senior credit facility contains covenants under which certain minimum leverage and coverage ratios must be met. As part of the 2004 refinancing, Appleton also issued $185 million aggregate principal amount of 8.125% Senior Notes due 2011 and $150 million aggregate principal amount of 9.75% Senior Subordinated Notes due 2014. The proceeds of the new senior credit facility were used to repay the amounts outstanding under the old senior credit facility, plus interest, consisting of Term Loan A and Term Loan D of $14.0 million and $130.7 million, respectively. The balance of the proceeds of the new senior credit facility, together with the proceeds of the offering of the senior notes and the senior subordinated notes, were used to repurchase approximately $193 million, plus interest, of the approximately $200 million in aggregate principal amount outstanding of the 12.5% Senior Subordinated Notes due 2008 and the deferred payment obligation. The deferred payment obligation, which was due May 8, 2010, had accreted at 10% per annum to $180.3 million as of June 11, 2004. AWA discounted this obligation by $13.2 million and accepted $167.1 million as payment in full of the obligation.

The new senior credit facility is unconditionally guaranteed by Paperweight Development Corp. and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The Senior Notes and Senior Subordinated Notes are unconditionally guaranteed by Paperweight Development Corp., WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc., American Real Estate Corporation, Appleton Steam Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and BemroseBooth USA, Inc. As a result of the 2004 refinancing, $4.6 million of deferred debt issuance costs were written off. A premium of $37.2 million was also paid in conjunction with the repurchase of the 12.5% Senior Subordinated Notes. Related fees of $2.2 million were also incurred. These total costs of $44.0 million, less the $13.2 million discount discussed above, were recorded as debt extinguishment expenses.

The one-month LIBOR rate at October 3, 2004 was 1.8%.

Prior to the June 11, 2004 refinancing, Appleton made mandatory debt repayments of $22.1 million, plus interest, during 2004 on its outstanding senior secured notes. During the third quarter of 2004, Appleton made a mandatory debt repayment of $625,000, plus interest, on its new senior credit facility.

15.	SEGMENT INFORMATION

Appleton operates in four business segments: coated solutions, thermal and advanced technical products, security products and performance packaging. Based upon quantitative thresholds, coated solutions and the thermal and advanced technical products segment constitute Appleton’s reportable segments. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, business development costs not associated with existing segments, interest income, interest expense, debt extinguishment expenses, minority interest expense and foreign currency gains and losses.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The carbonless business is the largest component of the coated solutions segment. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. As part of its coated solutions business, Appleton produces coated products for inkjet printing, point-of-sale displays and other design and print applications. Appleton reorganized its business segments in 2003, and for all periods presented, to include carbonless products with security features in the coated solutions segment. Appleton also offers customers custom coating solutions and the potential for strategic partnerships through its engineered manufacturing solutions, or toll coating, program. This program focuses on Appleton’s ability to apply barrier and/or printable coatings to substrates. Appleton supplies coated solutions products to merchants, printers and paper converters primarily in North America.

The thermal and advanced technical products segment consists of the thermal business as well as the development of non-thermal products and related substrates for the transaction and item identification markets. These products are routinely used for point-of-sale receipts and coupons; event and transportation tickets; lottery and gaming tickets; tags for airline baggage and retail applications; and label products for grocery, shipping, medical and retail applications. Appleton supplies thermal and advanced technical products primarily to paper converters in North America.

The security business produces products with basic security features that make them resistant to forgery and counterfeiting. From that foundation Appleton is building a comprehensive business that incorporates security technologies including watermarks, taggants, embedded threads and fibers and machine-readable technologies. The focus of the security business is on checks, business and government documents and the emerging brand protection market. In December 2003, Appleton acquired BemroseBooth, located in the United Kingdom, in order to gain greater access to international security product markets.

Appleton entered the performance packaging market in 2003 by acquiring two Wisconsin-based companies that produce high-quality, custom multilayered films and commercial packaging and print and convert flexible plastic packaging materials for companies in the food processing, household and industrial product industries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Appleton does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization as determined by Appleton for its reportable segments are as follows (dollars in thousands):

	For the Three Months Ended October 3, 2004	For the Three Months Ended September 28, 2003	For the Nine Months Ended October 3, 2004	For the Nine Months Ended September 28, 2003
Net sales
Coated solutions	$153,222	$154,724	$461,640	$472,698
Thermal and advanced technical products	54,005	47,890	152,570	130,484
Other (1)	37,249	15,169	114,438	29,488

Total	$244,476	$217,783	$728,648	$632,670

Operating income (loss)
Coated solutions	$17,657	$21,592	$49,136	$62,588
Thermal and advanced technical products	3,792	2,808	6,670	4,322
Other (1)	(144)	426	(2,068)	(1,787)
Unallocated corporate charges and business development costs	(3,694)	(2,540)	(10,836)	(7,772)

Total	$17,611	$22,286	$42,902	$57,351

Depreciation and amortization
Coated solutions	$12,967	$13,052	$40,051	$40,758
Thermal and advanced technical products	3,248	3,438	10,237	9,404
Other (1)	2,765	957	8,346	2,216
Business development costs	35	26	105	78

Total	$19,015	$17,473	$58,739	$52,456

(1)	Other consists of security products and performance packaging.

16.	GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior notes and senior subordinated notes (the “Notes”) which have been guaranteed by PDC (the “Parent Guarantor”) and WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc., American Real Estate Corporation, Appleton Steam Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and BemroseBooth USA, Inc., each of which is a wholly-owned subsidiary of Appleton, (the “Subsidiary Guarantors”). These guarantees are full, unconditional and joint and several.

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a wholly-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of October 3, 2004 and January 3, 2004 and for the three and nine months ended October 3, 2004 and September 28, 2003. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The condensed consolidating financial information has been presented to show the nature of the assets held by, and the results of operations and cash flows of the Parent Guarantor, Issuer, Subsidiary Guarantors and Non-Guarantor Subsidiary assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented. Separate financial statements for the Parent and Subsidiary Guarantors are not presented based on management’s determination that they would not provide additional information that is material to readers of these financial statements.

The new senior credit facility, the Senior Notes and the Senior Subordinated Notes place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

October 3, 2004

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$51,895	$5,683	$2,328	$—	$59,906
Accounts receivable, net	—	89,951	18,329	7,418	—	115,698
Inventories	—	118,405	25,042	1,842	—	145,289
Other current assets	9,767	6,222	2,921	167	—	19,077

Total current assets	9,767	266,473	51,975	11,755	—	339,970
Property, plant and equipment, net	—	439,107	50,454	54	—	489,615
Investment in subsidiaries	283,925	347,157	—	—	(631,082)	—
Other assets	69,973	85,656	82,868	40	—	238,537

Total assets	$363,665	$1,138,393	$185,297	$11,849	$(631,082)	$1,068,122

LIABILITIES, REDEEMABLE COMMON STOCK, (ACCUMULATED DEFICIT) RETAINED EARNINGS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$2,500	$—	$—	$—	$2,500
Accounts payable	—	40,313	16,861	184	—	57,358
Due to (from) parent and affiliated companies	251,021	(55,093)	(197,285)	1,357	—	—
Other accrued liabilities	—	78,673	9,535	2,386	—	90,594

Total current liabilities	251,021	66,393	(170,889)	3,927	—	150,452
Long-term debt	—	597,525	—	—	—	597,525
Capital lease obligation	—	3,193	—	—	—	3,193
Other long-term liabilities	—	187,357	16,991	(40)	—	204,308
Redeemable common stock, (accumulated deficit) retained earnings and accumulated other comprehensive loss	112,644	283,925	339,195	7,962	(631,082)	112,644

Total liabilities, redeemable common stock, (accumulated deficit) retained earnings and accumulated other comprehensive loss	$363,665	$1,138,393	$185,297	$11,849	$(631,082)	$1,068,122

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

January 3, 2004

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$21,020	$5,676	$2,986	$—	$29,682
Accounts receivable, net	—	77,627	31,121	7,227	—	115,975
Inventories	—	115,803	12,084	2,606	—	130,493
Other current assets	9,767	6,949	1,553	181	—	18,450

Total current assets	9,767	221,399	50,434	13,000	—	294,600
Property, plant and equipment, net	—	469,504	52,950	65	—	522,519
Investment in subsidiaries	308,924	365,961	—	—	(674,885)	—
Other assets	77,042	97,934	77,637	39	—	252,652

Total assets	$395,733	$1,154,798	$181,021	$13,104	$(674,885)	$1,069,771

LIABILITIES, REDEEMABLE COMMON STOCK, (ACCUMULATED DEFICIT) RETAINED EARNINGS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$31,350	$—	$—	$—	$31,350
Accounts payable	—	39,132	17,716	22	—	56,870
Due to (from) parent and affiliated companies	78,737	147,528	(228,964)	2,699	—	—
Other accrued liabilities	—	69,774	12,581	2,423	—	84,778

Total current liabilities	78,737	287,784	(198,667)	5,144	—	172,998
Long-term debt	—	354,010	—	—	—	354,010
Capital lease obligation	—	3,504	—	—	—	3,504
Other long-term liabilities	—	200,576	21,667	20	—	222,263
Deferred payment obligation	172,742	—	—	—	—	172,742
Redeemable common stock, (accumulated deficit) retained earnings and accumulated other comprehensive loss	144,254	308,924	358,021	7,940	(674,885)	144,254

Total liabilities, redeemable common stock, (accumulated deficit) retained earnings and accumulated other comprehensive loss	$395,733	$1,154,798	$181,021	$13,104	$(674,885)	$1,069,771

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED OCTOBER 3, 2004

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$626,402	$98,755	$47,491	$(44,000)	$728,648
Cost of sales	—	462,454	74,476	45,307	(45,183)	537,054

Gross profit	—	163,948	24,279	2,184	1,183	191,594
Selling, general and administrative expenses	—	117,486	27,674	2,250	264	147,674
Restructuring and other charges	—	1,018	—	—	—	1,018

Operating income (loss)	—	45,444	(3,395)	(66)	919	42,902
Interest expense	10,767	45,780	2,216	—	(20,915)	37,848
Interest income	(211)	(6,996)	(15,351)	(21)	20,915	(1,664)
Debt extinguishment expenses	(13,005)	43,784	—	—	—	30,779
Intercompany royalty expense (income)	—	9,006	(9,006)	—	—	—
Loss (income) in equity investments	26,450	(20,724)	—	—	(5,726)	—
Other expense (income)	—	1,044	—	(67)	391	1,368

(Loss) income before income taxes	(24,001)	(26,450)	18,746	22	6,254	(25,429)
Benefit for income taxes	—	—	(1,428)	—	—	(1,428)

Net (loss) income	$(24,001)	$(26,450)	$20,174	$22	$6,254	$(24,001)

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

PAPERWEIGHT DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 3, 2004

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$211,045	$31,898	$14,446	$(12,913)	$244,476
Cost of sales	—	155,022	23,237	13,655	(13,285)	178,629

Gross profit	—	56,023	8,661	791	372	65,847
Selling, general and administrative expenses	—	38,184	9,108	746	9	48,047
Restructuring and other charges	—	189	—	—	—	189

Operating income (loss)	—	17,650	(447)	45	363	17,611
Interest expense	2,515	18,579	667	—	(10,451)	11,310
Interest income	—	(4,923)	(5,740)	(5)	10,451	(217)
Intercompany royalty expense (income)	—	3,030	(3,030)	—	—	—
Income in equity investments	(8,876)	(8,442)	—	—	17,318	—
Other expense (income)	—	530	—	(307)	203	426

Income before income taxes	6,361	8,876	7,656	357	(17,158)	6,092
Benefit for income taxes	—	—	(269)	—	—	(269)

Net income	$6,361	$8,876	$7,925	$357	$(17,158)	$6,361

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2003

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$205,391	$13,183	$13,990	$(14,781)	$217,783
Cost of sales	—	149,118	10,191	13,525	(15,112)	157,722

Gross profit	—	56,273	2,992	465	331	60,061
Selling, general and administrative expenses	5	33,482	3,143	766	379	37,775

Operating (loss) income	(5)	22,791	(151)	(301)	(48)	22,286
Interest expense	4,008	13,476	—	—	(4,167)	13,317
Interest income	(173)	(56)	(3,995)	(9)	4,167	(66)
Intercompany royalty expense (income)	—	2,941	(2,941)	—	—	—
Income in equity investments	(12,906)	(6,444)	—	—	19,350	—
Other expense	—	4	—	37	(36)	5

Income (loss) before income taxes	9,066	12,870	6,785	(329)	(19,362)	9,030
Benefit for income taxes	—	(36)	—	—	—	(36)

Net income (loss)	$9,066	$12,906	$6,785	$(329)	$(19,362)	$9,066

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 3, 2004

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(24,001)	$(26,450)	$20,174	$22	$6,254	$(24,001)
Adjustments to reconcile net (loss) income to net cash provided by (used by) operating activities:
Depreciation and amortization	—	48,435	10,293	11	—	58,739
Other	(5,675)	15,450	—	(67)	—	9,708
Change in assets and liabilities, net	37,665	10,367	(55,708)	718	(6,254)	(13,212)

Net cash provided by (used by) operating activities	7,989	47,802	(25,241)	684	—	31,234
Cash flows from investing activities:
Proceeds from sale of equipment	—	214	—	—	—	214
Acquisition of businesses	—	(993)	—	—	—	(993)
Additions to property, plant and equipment	—	(16,428)	(6,431)	—	—	(22,859)

Net cash used by investing activities	—	(17,207)	(6,431)	—	—	(23,638)
Cash flows from financing activities:
Payments of senior secured notes payable	—	(167,377)	—	—	—	(167,377)
Proceeds from senior secured notes payable	—	250,000	—	—	—	250,000
Payments of senior subordinated notes payable	—	(192,958)	—	—	—	(192,958)
Proceeds from senior notes payable	—	185,000	—	—	—	185,000
Proceeds from senior subordinated notes payable	—	150,000	—	—	—	150,000
Payment of deferred payment obligation	(167,067)	—	—	—	—	(167,067)
Debt acquisition costs	—	(12,932)	—	—	—	(12,932)
Payments relating to capital lease obligation	—	(503)	—	—	—	(503)
Payments of revolving line of credit	—	(10,000)	—	—	—	(10,000)
Due to parent and affiliated companies, net	172,284	(202,621)	31,679	(1,342)	—	—
Proceeds from issuance of redeemable common stock	4,237	—	—	—	—	4,237
Payments to redeem common stock	(17,443)	—	—	—	—	(17,443)
Increase in cash overdraft	—	1,075	—	—	—	1,075

Net cash (used by) provided by financing activities	(7,989)	(316)	31,679	(1,342)	—	22,032
Effect of foreign exchange rate changes on cash and cash equivalents	—	596	—	—	—	596
Change in cash and cash equivalents	—	30,875	7	(658)	—	30,224
Cash and cash equivalents at beginning of period	—	21,020	5,676	2,986	—	29,682

Cash and cash equivalents at end of period	$—	$51,895	$5,683	$2,328	$—	$59,906

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2003

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$17,722	$29,277	$17,206	$2,002	$(48,485)	$17,722
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
Depreciation and amortization	—	47,032	5,417	7	—	52,456
Other	11,912	10,442	—	(1,263)	469	21,560
Change in assets and liabilities, net	(35,843)	(27,388)	823	24	48,016	(14,368)

Net cash (used by) provided by operating activities	(6,209)	59,363	23,446	770	—	77,370
Cash flows from investing activities:
Proceeds from sale of equipment	—	2	—	—	—	2
Additions to property, plant and equipment	—	(18,895)	(1,901)	—	—	(20,796)
Acquisition of businesses	—	(50,591)	—	—	—	(50,591)

Net cash used by investing activities	—	(69,484)	(1,901)	—	—	(71,385)
Cash flows from financing activities:
Payments of long-term debt	—	(33,243)	—	—	—	(33,243)
Payments relating to capital lease obligation	—	(503)	—	—	—	(503)
Proceeds from revolving line of credit	—	60,000	—	—	—	60,000
Payments of revolving line of credit	—	(38,000)	—	—	—	(38,000)
Due to parent and affiliated companies, net	2,115	18,987	(21,096)	(6)	—	—
Proceeds from issuance of redeemable common stock	9,297	—	—	—	—	9,297
Payments to redeem common stock	(5,203)	—	—	—	—	(5,203)
Decrease in cash overdraft	—	(2,306)	—	—	—	(2,306)

Net cash provided by (used by) financing activities	6,209	4,935	(21,096)	(6)	—	(9,958)
Change in cash and cash equivalents	—	(5,186)	449	764	—	(3,973)
Cash and cash equivalents at beginning of period	—	23,521	23	846	—	24,390

Cash and cash equivalents at end of period	$—	$18,335	$472	$1,610	$—	$20,417

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of Paperweight Development Corp. (“PDC” or “the Company”) and Appleton Papers Inc. (“Appleton”) for the fiscal quarter and nine-month period ended October 3, 2004. This discussion should be read in conjunction with the accompanying consolidated financial statements and related notes.

Appleton creates product solutions for customers and end users through its development and use of coating formulations and applications as well as encapsulation, security, printing and packaging technologies. Appleton operates in four business segments: coated solutions, thermal and advanced technical products, security products and performance packaging.

Appleton’s carbonless business is the largest component of its coated solutions segment. The U.S. carbonless market has been in decline since 1994. Based on internal assessments, Appleton believes the annual rates of decline in the U.S. carbonless market from 1994 to 1999 were between 1% and 7%, with a compound annual rate of approximately 4% during this period. On the same basis, it is estimated that the U.S. carbonless paper market declined by approximately 10% in 2000 and by approximately 8% annually from 2001 through 2003, and will decline at a compound rate of approximately 9% between 2004 and 2008. The coated solutions segment accounted for approximately 72% of Appleton’s total net sales in fiscal 2003.

In addition to the declining U.S. carbonless market, Appleton’s carbonless business is subject to the impact of increasingly competitive pricing. Other domestic carbonless producers, wanting to maintain their market share, have increased their competitive pricing actions. In addition, foreign competitors, who serve approximately 6% of the U.S. carbonless market, use an aggressive, low-price strategy to sell into the U.S. carbonless market, which also leads to a reduction in net selling prices. In response to this increased pricing competition, Appleton has experienced a reduction in its U.S. carbonless selling prices. However, during the first half of 2004, Appleton was able to successfully implement a price increase for both rolls and sheets in the domestic and international markets that it serves.

The U.S. and Canadian direct thermal market experienced strong growth during the 1990s and is expected to continue growing as the advantages of direct thermal printing become more widely recognized. These advantages include its competitive cost, quiet operation, cleanliness, speed, high print quality, reliability, portability and its use of a single consumable (thermal paper) versus other printing systems, which require paper and ink or toner cartridges. Based on internal assessments, it is estimated that the annual rates of growth in the U.S. and Canadian thermal market from 1995 to 2003 were between 1% and 13% and averaged 7% for the period. Based on these assessments, it is believed the U.S. and Canadian thermal market will continue to grow at a compound annual rate of 5% to 6% between 2004 and 2008.

Appleton has continued to experience the impact of competitive pricing in most segments of its thermal and advanced technical products business from both foreign and domestic producers. However, during the second half of 2003, Appleton was able to successfully implement two price increases for its high volume, low margin point-of-sale (POS) products. Two additional price increases in the POS product line were realized in the second and third quarters of 2004. In addition, a price increase was achieved in the label segment of the market, which was effective as of June 28, 2004.

Over the past few years, Appleton’s management team has developed growth strategies to offset the declining nature of the U.S. carbonless market and its resulting impact on revenue and operating income. Strategies for growth include strengthening and expanding Appleton’s presence in certain growing market segments and broadening its product offerings through acquisitions. In April 2003, Appleton entered the performance packaging segment through its acquisition of C&H Packaging Company, Inc. (“C&H Packaging”) and American Plastics Company, Inc. (“American Plastics”). In December 2003, Appleton added an international presence to its security products segment through the acquisition of Bemrose Group Limited. Appleton has evaluated, and will continue to evaluate, opportunities to acquire other companies that will help it achieve its business strategies.

General

Project Venture. In January 2002, Appleton’s board of directors formally approved Project Venture, a $23 million capital project to install a new enterprise resource planning system with the goal of optimizing current business operations as well as expanding its capabilities to transform to a new products company. Appleton selected J.D. Edwards to provide the software system solution. Project Venture affects nearly every business function at Appleton including finance, information services, product development, manufacturing, logistics, purchasing, human resources, marketing, sales and customer service. Project Venture addresses Appleton and its core businesses and will be extended to other subsidiaries as appropriate. During 2001, an 18-member employee project team began working to identify, define and redesign work processes in preparation for the new software installation. In addition to internal dedicated resources, Appleton also selected industry-respected implementation partners to assist in the design and installation of the J.D. Edwards software.

In order to minimize the risks associated with an implementation of this size and complexity, Appleton chose to implement Project Venture in three waves. The first wave, which was successfully implemented in December 2002, involved financial reporting and non-stock procurement processes. The second wave, which was successfully implemented in January 2004, involved the order-to-cash cycle (order entry, pricing, distribution, inventory planning, customer invoicing and accounts receivable). The final wave of implementation, which involves the manufacturing and stock procurement processes, began in the second quarter of 2004. All U.S. production sites have now implemented the final modules and various fine tuning activities are in progress and will continue throughout the remainder of the second half of 2004.

Recent Acquisitions. On April 30, 2003, Appleton acquired two privately-held, Wisconsin-based companies, C&H Packaging and American Plastics. The purchase price for these acquisitions approximated $50.4 million, net of cash acquired. C&H Packaging, located in Merrill, Wisconsin, prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial product industries. American Plastics, located in Rhinelander, Wisconsin, produces high-quality, custom multilayered films and commercial packaging. American Plastics’ knowledge of films and barrier technology and the C&H Packaging portfolio of products complement Appleton’s expertise in coating and microencapsulation.

In December 2003, Appleton acquired Bemrose Group Limited, a privately-held company headquartered in Derby, England. The purchase price for this acquisition approximated $63.0 million, net of cash acquired. The group’s operating unit, BemroseBooth, produces security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed promotional products such as calendars.

Restructuring and Other Charges. Due to the continued decline in Appleton’s carbonless business, management reviewed salaried staffing requirements in fiscal 2003. As a result of these management reviews, a salaried workforce reduction initiative was implemented in fiscal 2003. The cost of this program, which included severance costs and outplacement services, was $2.6 million for fiscal 2003. An additional $1.0 million was incurred in the first nine months of fiscal 2004.

Comparison of Results of Operations for the Three-Month Periods Ended October 3, 2004 and September 28, 2003

Net sales. Net sales for the three months ended October 3, 2004 were $244.5 million, an increase of $26.7 million, or 12.3%, compared to the prior year period. Coated solutions net sales were $153.2 million, a decrease of $1.5 million, or 1.0%, compared to the prior year period, due primarily to a carbonless volume reduction of 3.0%. Competition from both domestic and foreign producers continues to be intense but Appleton was able to implement price increases in the first half of the year, the effects of which are now beginning to be realized. Average selling prices for domestic rolls and sheets increased more than 2.5% from the second quarter of 2004 but average prices across all carbonless products were up just 1% versus the third quarter of 2003. In addition, a higher mix of international sales during the third quarter of 2004, with overall lower average selling prices, also contributed to the reduction in coated solutions net sales. Thermal and advanced technical products net sales increased $6.1 million, or 12.8%, compared to the prior year period with volume increasing 14.4%. The net sales increase for the third quarter of 2004 as compared to the same quarter of 2003 did not keep pace with volume increases as pricing gains in some grades were offset by continuing competitive pricing pressures in other grades. Additionally, the mix of sales by product line relative to 2003 had an impact with the highest third quarter 2004 sales volumes recorded in grades where average prices are still below 2003 levels, while sales of the highest value grades were down from prior year levels. Net sales for Appleton’s other two segments, security papers and performance packaging, increased $22.1 million, or 146%, compared to the prior year period, primarily due to approximately $20.0 million of net sales from Appleton’s new security products business, BemroseBooth, which was acquired in December 2003. In addition, net sales for Appleton’s U.S. security papers for the three months ended October 3, 2004 were up $1.7 million, or 47.9%, when compared to the prior year period on the strength of Appleton’s security bond paper grades.

Gross profit. Gross profit was $65.8 million for the third quarter of 2004, an increase of $5.8 million, or 9.6%, compared to the prior year period. The increase was due to the inclusion of results from BemroseBooth for the period, which contributed $6.1 million to gross profit, along with volume increases in thermal and advanced technical products, both of which more than offset the decline in carbonless volume and the continuing impact of increased raw material costs for pulp, wastepaper and chemicals. Gross profit margin was 26.9% for the third quarter of 2004 as compared to 27.6% for the third quarter of 2003.

Selling, general and administrative. Selling, general and administrative expenses for the third quarter of 2004 were $48.0 million, an increase of $10.3 million, or 27.2%, compared to the prior year period. During the third quarter of 2004, Appleton incurred $6.4 million in selling, general and administrative expenses at BemroseBooth, for which there were no corresponding expenditures in the prior year period. Distribution costs for the third quarter of 2004 increased by $1.3 million, or 9.1%, compared to the prior year period due to increased freight rates, freight-to-warehouse costs and increased volumes in thermal and advanced technical products and security products. Headquarters expenses at Appleton were higher by $2.4 million as compared to the prior year period, primarily due to an increase of $2.9 million in bonus accruals and $0.4 million in pension costs.

Restructuring and other charges. Pursuant to a salaried workforce reduction initiative implemented in fiscal 2003, Appleton recorded an additional $0.2 million in restructuring charges during the third fiscal quarter of 2004.

Operating income. Operating income for the third quarter of 2004 was $17.6 million, a decrease of $4.7 million, or 21.0%, compared to the prior year period. Operating income as a percentage of net sales for the third quarter of 2004 was 7.2% as compared to 10.2% of net sales for the prior year period. Coated solutions operating income for the third quarter of 2004 decreased $3.9 million, or 18.2%, compared to the prior year period primarily due to the decline in carbonless volume as well as increases in raw material costs in the third quarter of 2004. Thermal and advanced technical products operating income for the third quarter of 2004 increased $1.0 million, or 35.0%, compared to the prior year period. The favorable impacts of increased sales volumes, improved pricing for some product categories and cost reduction efforts were partially offset by continuing pricing pressures in several other product categories. Operating expense related to research and development, new business development and fees and expenses incurred in exploring acquisition opportunities for the third quarter of 2004 increased by $1.2 million, or 45.4%, as compared to the prior year period. Appleton’s other two segments, security papers and performance packaging, experienced a combined decrease in operating income of $0.6 million for the third quarter of 2004 as compared to the prior year period. The addition of the two new packaging companies in 2003 has favorably impacted Appleton’s other operating income segment; however, this favorable impact was partially offset by seasonal factors at its new security products company, BemroseBooth, and with expenses associated with internal product development work at the Appleton plant relating to performance packaging.

Interest expense. Interest expense for the third quarter of 2004 was $11.3 million, a decrease of $2.0 million, or 15.1%, compared to the prior year period due to the significant reduction in the interest rates on Appleton’s debt achieved through the refinancing during the second fiscal quarter of 2004. Debt repayments on the term loan portion of Appleton’s new senior credit facility, during the third quarter of 2004, amounted to $0.6 million, representing a mandatory payment due during the quarter.

Interest income. Interest income for the third quarter of 2004 was $0.2 million, an increase of $0.1 million compared to the prior year period. The increase was due to higher interest rates earned on short-term investments and higher short-term investment balances maintained during the third quarter of 2004 as compared to the prior year period.

Foreign exchange loss (gain). Appleton recognized a foreign exchange loss of $0.4 million for the third quarter of 2004 as compared to a negligible loss in the comparable prior year period.

(Benefit) provision for income taxes. In connection with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible domestic subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. and state income tax purposes. As a result of these elections, Appleton expects to incur no future U.S. income tax liability and minimal state income tax liabilities. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If Appleton sells a material portion of its assets in the future, it could be subject to a significant tax liability.

Appleton’s UK subsidiary is, however, subject to income taxes and has recognized an estimated tax benefit of $0.3 million, based on its seasonal operating loss for the quarter.

Net income (loss). Net income for the third quarter of 2004 was $6.4 million compared to $9.1 million for the prior year period, a decrease of $2.7 million, resulting primarily from a reduction in operating income for the third quarter of 2004, which was partially offset by a decrease in interest expense.

Comparison of Results of Operations for the Nine-Month Periods Ended October 3, 2004 and September 28, 2003

Net sales. Net sales for the nine months ended October 3, 2004 were $728.6 million, an increase of $96.0 million, or 15.2%, compared to the prior year period. Coated solutions net sales were $461.6 million, a decrease of $11.1 million, or 2.3%, compared to the prior year period due primarily to a decline in carbonless volume of 0.6%. While some price increases were achieved in the first half of the year, strong competition from domestic and foreign competitors created downward pressure on volumes in the carbonless market during the first nine months of 2004. In addition, a higher mix of international sales during 2004, with overall lower average selling prices despite some price improvement in these markets, contributed to the reduction in coated solutions net sales. Thermal and advanced technical products net sales increased $22.1 million, or 16.9%, compared to the prior year period as volume increased 18.8% for the nine months of 2004. The net sales increase for the first nine months of 2004 as compared to the prior year period did not quite keep pace with the overall volume increase due to on-going competitive pricing pressures and some shifts in sales mix by product line. Year-to-date average prices on the higher volume grades still lag the average prices for the first nine months of 2003. Net sales for Appleton’s other two segments, security papers and performance packaging, increased $85.0 million, or 288%, compared to the prior year period, largely due to net sales of Appleton’s new performance packaging and security products businesses. Net sales for BemroseBooth, which was first acquired in December 2003 and is not reflected in results for the first nine months of 2003, amounted to $64.1 million during this period and sales for the newly acquired packaging companies totaled an additional $16.2 million for the first nine months of 2004 versus last year’s five-month totals post-acquisition. Appleton’s internally developed security products generated an additional $4.4 million in sales.

Gross profit. Gross profit was $191.6 million for the nine months ended October 3, 2004, an increase of $18.7 million, or 10.8%, compared to the prior year period. The increase was due primarily to recording a full nine months of results for American Plastics and C&H Packaging in 2004 versus only five months in 2003 and the addition of BemroseBooth. These two factors represent an additional $20.8 million in gross profit, which is partially offset by the carbonless volume decline and competitive pricing pressures in Appleton’s carbonless business and in some segments of Appleton’s thermal and advanced technical products business. Appleton also experienced increases in utility costs due to increased pricing and increased raw material costs for pulp, wastepaper and chemicals. Gross profit margin was 26.3% for the first nine months of 2004 as compared to 27.3% for the first nine months of 2003.

Selling, general and administrative. Selling, general and administrative expenses for the nine months ended October 3, 2004 were $147.7 million, an increase of $32.1 million, or 27.8%, compared to the prior year period. Costs incurred at the newly acquired BemroseBooth business amounted to $18.8 million, for which there were no corresponding charges in the prior year period. Similarly, expenses at the packaging companies acquired in the second quarter of 2003 were $3.2 million higher for the first nine months of 2004 as compared to 2003 due to only recognizing expenses for the May to September post-acquisition period last year. Distribution costs through the first three quarters of 2004 increased by $4.1 million, or 9.9%, compared to the prior year period due to increased freight rates, freight-to-warehouse costs and increased volumes in thermal and advanced technical products and security products. Headquarters expenses at Appleton were higher by $6.1 million based on an increase of $4.6 million in bonus expenses and $1.0 million in additional pension costs.

Restructuring and other charges. Pursuant to a salaried workforce reduction initiative implemented in fiscal 2003, Appleton recorded an additional $1.0 million in restructuring charges during the first three quarters of 2004.

Operating income. Operating income for the nine months ended October 3, 2004 was $42.9 million, a decrease of $14.4 million, or 25.2%, compared to the prior year period. Operating income as a percentage of net sales for the first nine months of 2004 was 5.9% as compared to 9.1% of net sales for the prior year period. Coated solutions operating income for the first nine months of 2004 decreased $13.5 million, or 21.5%, compared to the prior year period primarily due to the decline in carbonless revenues, as well as increases in raw material and utility costs in the first nine months of 2004. Thermal and advanced technical products operating income for the first nine months of 2004 increased $2.3 million, or 54.3%, compared to the prior year period. Increased sales volume and cost reduction efforts had a favorable impact on thermal and advanced technical products operating income but were partially offset by continuing pricing pressures in some product categories. Corporate charges and business development costs for the first nine months of 2004 increased by $3.1 million as compared to the prior year period due to increased costs associated with Appleton’s new business development and acquisition efforts. Appleton’s other segments, security and performance packaging, experienced a combined increase in operating loss of $0.3 million over the prior year period. The newly acquired packaging companies contributed an additional $2.2 million in operating income, with $1.1 million of the difference being related to non-recurring purchase accounting expenses incurred in the second quarter of 2003. Product development costs related to Appleton’s internally developed performance packaging initiatives decreased by $0.5 million for the nine months of 2004 as compared to the prior year. This was offset by an operating loss of $2.6 million experienced by BemroseBooth in the first nine months of 2004, largely due to seasonal factors associated with this business.

Interest expense. Interest expense for the nine months ended October 3, 2004 was $37.8 million, a decrease of $2.3 million, or 5.7%, compared to the prior year period due to the significant reduction in interest rates Appleton achieved through the second quarter 2004 refinancing of its long-term debt. Apart from debt retired by the refinancing, debt repayments on the term loan portion of Appleton’s old and new senior credit facilities for the nine months ended October 3, 2004 amounted to $22.7 million. In addition, Appleton made $10.0 million in principal repayments on the revolving credit portion of its old senior credit facility prior to the 2004 refinancing.

Debt extinguishment expenses. Total debt extinguishment expense recorded during the first nine months of 2004 was $30.8 million, all of which was recognized in the second quarter and all of which is attributable to Appleton’s debt refinancing. Appleton wrote off $4.6 million in deferred debt issuance costs related to prior debt issues, paid a $37.2 million premium in conjunction with the repurchase of its outstanding 12.5% Senior Subordinated notes and $2.2 million in related fees. Appleton realized a $13.2 million discount on the repayment of its deferred payment obligation to Arjo Wiggins Appleton, Appleton’s former parent company, which was netted against the debt extinguishment expenses.

Interest income. Interest income for the nine months ended October 3, 2004 was $1.7 million, an increase of $1.4 million compared to the prior year period. The increase was due to higher interest rates earned on short-term investments and higher short-term investment balances maintained during the first nine months of 2004 as compared to the prior year period.

Foreign exchange loss (gain). For the first nine months of 2004 Appleton recognized a foreign exchange loss of $1.4 million versus a $0.8 million gain in the prior year period.

(Benefit) provision for income taxes. In connection with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible domestic subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. and state income tax purposes. As a result of these elections, Appleton expects to incur no future U.S. income tax liability and minimal state income tax liabilities. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If Appleton sells a material portion of its assets in the future, it could be subject to a significant tax liability.

Appleton’s UK subsidiary is, however, subject to income taxes and has recognized an estimated tax benefit of $1.4 million, based on its operating loss for the period.

Net income (loss). The net loss for the nine months ended October 3, 2004 was $24.0 million compared to net income of $17.7 million for the prior year period. Net income, excluding debt extinguishment expenses, declined $10.9 million for the nine months ended October 3, 2004 as compared to the prior year period. The decline in net income, excluding debt extinguishment expenses, resulted primarily from a reduction in operating income for the first nine months of 2004 and the foreign exchange losses, which were partially offset by the reduction in interest expense and the increase in interest income relative to the prior year.

Liquidity and Capital Resources

Cash flows from operating activities. Net cash provided by operating activities for the first nine months of 2004 was $31.2 million. Depreciation and amortization charges of $58.7 million more than offset the $24.0 million net loss for the period. Appleton recognized $6.0 million in non-cash employer matching contributions for the purchase of Company stock during the nine months of 2004. Appleton also incurred $4.6 million in debt extinguishment expenses in conjunction with the refinancing. An increase in working capital for the first three quarters of 2004 decreased operating cash flows by $13.0 million. Inventories increased by $14.7 million due to an $11.6 million increase at BemroseBooth, reflecting seasonal build, and moderate increases in finished goods inventories at Appleton’s distribution centers and at the packaging companies. Appleton recorded $7.7 million of accretion in deferred payment and capital lease obligations prior to retiring the deferred payment obligation as part of the refinancing transactions during the second quarter of 2004.

As a result of the 2004 refinancing, $4.6 million of deferred debt issuance costs were written off. A premium of $37.2 million was paid in conjunction with the repurchase of the 12.5% Senior Subordinated Notes and related fees of $2.2 million were also incurred. These total costs of $44.0 million, less the $13.2 million discount discussed above, were recorded as debt extinguishment expenses. In addition, Appleton incurred $12.3 million in new debt acquisition costs.

Net cash provided by operating activities for the first three quarters of 2003 was $77.4 million. Appleton recognized $6.0 million in non-cash employer matching contributions for the purchase of Company stock during the first three quarters of 2003. An increase in working capital for the first three quarters of 2003 decreased operating cash flows by $15.8 million. Inventories increased by $2.8 million. Accounts receivable increased by $13.4 million due to a combination of increased sales of $9.0 million for September 2003 as compared to December 2002 and to several customers withholding payment at quarter-end. Accounts payable and other accrued liabilities increased by $1.8 million, largely due to accrued interest on Appleton’s 12.5% Series B Senior Subordinated Notes payable in June and December of each year, which was partially offset by a decrease in trade discounts due to customer rebate payments made in the first quarter of 2003 related to 2002 purchases.

Cash flows from investing activities. Net cash used by investing activities was $23.6 million for the first three quarters of 2004. Of this amount, $22.9 million related to spending on capital projects.

Net cash used by investing activities was $71.4 million for the first three quarters of 2003. Of this amount, $50.6 million related to the acquisition of C&H Packaging and American Plastics on April 30, 2003 and spending on capital projects amounted to $20.8 million.

Cash flows from financing activities. On April 18, 2003, an amendment to the old senior credit facility was approved that allowed Appleton to make acquisitions of $150 million in total over the life of the term loans, with no single acquisition totaling more than $60 million. In addition, the amendment also increased the revolving line of credit from $75 million to $100 million and allowed the repurchase and retirement of an additional $50.0 million of aggregate principal amount of Appleton’s 12.5% Series B Senior Subordinated Notes due 2008.

In December 2003 an amendment to the old senior credit facility was approved that amended the related financial covenants to provide additional flexibility, allow the establishment of a UK subsidiary, allow for Euro and British Sterling borrowings, classify the acquisition of American Plastics, C & H Packaging and BemroseBooth as permitted investments, thereby preserving the $150 million limit for future acquisitions as permitted under the April 18, 2003 amendment and increased the single acquisition limit from $60 million to $75 million.

On June 11, 2004, Appleton completed a voluntary refinancing of its debt. The new senior credit facility includes a six-year, $250 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which is initially set at 1.25% for base rate loans and 2.25% for LIBOR loans, but which is determined by reference to a pricing grid for subsequent quarters. Mandatory principal payments of $625,000 are due quarterly with the remaining balance due June 11, 2010. It also provides access to a five-year, $125 million revolving credit facility. The new senior credit facility contains covenants under which certain minimum leverage and coverage ratios must be met. Based upon current estimates, Appleton expects to be in compliance with these covenants throughout the remainder of 2004. As part of the 2004 refinancing, Appleton also issued $185 million aggregate principal amount of 8.125% Senior Notes due 2011 and $150 million aggregate principal amount of 9.75% Senior Subordinated Notes due 2014. The proceeds of the new senior credit facility were used to repay the amounts outstanding under the old senior credit facility, plus interest, of Term Loan A and Term Loan D of $14.0 million and $130.7 million, respectively. The balance of the proceeds of the new senior credit facility, together with the proceeds of the offering of the senior notes and senior subordinated notes, were used to repurchase approximately $193 million, plus interest, of the approximately $200 million 12.5% Senior Subordinated Notes due 2008 and the deferred payment obligation. The deferred payment obligation, which was due May 8, 2010, had accreted at 10% per annum to $180.3 million. Appleton’s former parent company, Arjo Wiggins Appleton, discounted this obligation by $13.2 million and accepted $167.1 million as payment in full of the obligation.

Net cash provided by financing activities was $22.0 million for the first three quarters of 2004. Prior to the June 11, 2004 refinancing, Appleton made mandatory debt repayments of $22.1 million, plus interest, during 2004 on its outstanding term loans. Since that time, Appleton has made an additional $0.6 million in mandatory debt repayments. In addition to the refinancing described immediately above, Appleton also made payments of $10.0 million to retire revolver borrowings and paid $17.4 million to redeem Paperweight Development stock. In the first nine months of 2004, Appleton received net proceeds of $4.2 million from the sale of Paperweight Development redeemable common stock. The ESOP trustee purchased this stock at $23.36 per share with pre-tax deferrals, rollovers and loan payments made by employees during the first six months of 2004.

Net cash used by financing activities was $10.0 million for the first three quarters of 2003. On April 29, 2003 Appleton borrowed $45.0 million on the revolving credit portion of Appleton’s old senior credit facility to fund the acquisition of C&H Packaging and American Plastics. The aggregate purchase price for these acquisitions as recorded in 2003 was approximately $50.6 million. The purchase price was adjusted to $50.4 million following some minor adjusting entries recorded in the first quarter of 2004. The purchase price included acquired debt of approximately $15.4 million. Of this amount, $10.2 million was retired at closing, with the remaining balance retired during the second quarter of 2003.

During the second and third quarters of 2003 Appleton made $23.0 million in principal repayments on the revolving credit portion of its old senior credit facility. In June 2003 Appleton borrowed an additional $15.0 million on the revolving credit portion of its old senior credit facility to fund short-term working capital needs. This $15.0 million was repaid prior to the end of July 2003. As of September 28, 2003, Appleton had outstanding borrowings of $22.0 million on the revolving credit portion of its old senior credit facility.

Appleton used cash generated by operations to make mandatory repayments of $33.2 million on the term loan portion of the old senior credit facility. During the first three quarters of 2003, Appleton received net proceeds of $9.3 million from the sale of Paperweight Development redeemable common stock. Of this amount, the ESOP trustee purchased $4.0 million of stock at $18.58 per share with pre-tax deferrals made by employees from July 1, 2002 through December 28, 2002 and $5.3 million of stock at $21.42 per share with pre-tax deferrals, rollovers and loan payments made by employees from December 29, 2002 through June 29, 2003. During the first three quarters of 2003, payments of $5.2 million were made to redeem shares of redeemable common stock related to employee requests for diversification, retirement or termination.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. FIN 46R applies immediately for Appleton for variable interest entities created after December 31, 2003, and applies for the first reporting period beginning after December 15, 2004 to variable interest entities in which an enterprise holds a variable interest that was acquired before January 1, 2004. Appleton is currently evaluating the impact of this statement.

During December 2003, the FASB revised SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement also requires interim period disclosure of the components of net periodic benefit cost, and if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. These interim disclosures were effective for Appleton in the first quarter of 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Appleton is a sponsor of postretirement health care plans that provide prescription drug benefits. FSP106-2 was effective for Appleton in the third quarter of 2004; however, in accordance with FSP106-2, based on the relative significance of the currently estimable effects of the Act on reported amounts, Appleton will account for such effects prospectively as of its next accounting measurement date.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

For information regarding Appleton’s quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10-K dated April 2, 2004 (Reg. No. 333-82084). There have been no material changes in Appleton’s quantitative or qualitative exposure to market risk from that described in the Form 10-K, except as discussed above as a result of the June 11, 2004 refinancing.

Item 4—Controls and Procedures

Appleton and Paperweight Development maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrants in the reports filed by the registrants under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Appleton carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer of each of the registrants, of the effectiveness of the design and operation of their disclosure controls and procedures pursuant to Rule 15d-15(e) of the Exchange Act. Based on that evaluation, the principal executive officer and principal financial officer of both of the registrants concluded that their disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in the registrants’ internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the registrant’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that Appleton anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside of Appleton’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under the heading “Risk Factors” in Appleton’s Annual Report on Form 10-K dated April 2, 2004 and in Appleton’s Prospectus dated September 22, 2003 filed pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, which factors are incorporated herein by reference. Appleton disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II—OTHER INFORMATION

Item 2 – Changes in Securities and Use of Proceeds

(a)	Effective July 1, 2004, Paperweight Development Corp. sold approximately 191,162 shares of its common stock to the Company Stock Fund of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan, or KSOP. The Company Stock Fund acquired the shares with payroll deductions deferred to the Company Stock Fund during the period from January 4, 2004 to July 4, 2004 by employees of Appleton Papers who are participants in the KSOP. The aggregate offering price was approximately $4,465,548. There were no underwriters used and no underwriting discounts or commissions paid. The offer and sale of the shares was made pursuant to Rule 701 under the Securities Act of 1933, as amended, and the no-action letter issued by the Securities and Exchange Commission to Paperweight Development and Appleton Papers dated July 3, 2001.

(b)	Not applicable.

(c)	Not applicable.

Item 6 – Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Douglas P. Buth, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Douglas P. Buth, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Statement of Douglas P. Buth, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Statement of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Statement of Douglas P. Buth, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Statement of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC.
(Registrant)

Date: November 15, 2004	/S/ DALE E. PARKER
Dale E. Parker
Vice President and Chief Financial Officer
(Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.
(Registrant)

Date: November 15, 2004	/S/ DALE E. PARKER
Dale E. Parker
Chief Financial Officer
(Signing on behalf of the Registrant and as the Principal Financial Officer)