Form 10-Q
period 2005-10-02
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2005-11-15
CIK 1144326, 1166365

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

*This report is being filed pursuant to covenants in the indentures governing the Registrant’s senior notes and senior subordinated notes. The Registrant’s reporting obligations have been automatically suspended under Section 15(d) of the Securities Exchange Act of 1934, as amended.

As of November 14, 2005, 11,805,363 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of November 14, 2005, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	October 2 2005	January 1, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$26,134	$69,938
Accounts receivable, less allowance for doubtful accounts of $2,447 and $3,437, respectively	123,732	129,754
Inventories	154,702	128,914
Other current assets	14,874	14,715

Total current assets	319,442	343,321

Property, plant and equipment, net of accumulated depreciation of
$232,898 and $187,317, respectively	471,709	488,667
Goodwill	77,058	52,817
Intangible assets, net	109,838	99,247
Environmental indemnification receivable	68,229	71,664
Other assets	16,895	18,723

Total assets	$1,063,171	$1,074,439

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$2,441	$2,500
Accounts payable	86,289	62,498
Accrued interest expense	10,265	2,677
Restructuring reserve	7,308	5,478
Other accrued liabilities	69,656	78,900

Total current liabilities	175,959	152,053

Senior secured notes payable	229,455	246,250
Revolving line of credit	—	—
Variable rate industrial development bonds	8,650	8,650
Capital lease obligation	2,719	3,052
Postretirement benefits other than pension	59,357	61,128
Accrued pension	50,309	47,377
Accrued income taxes	(127)	4,952
Environmental liability	92,915	95,294
Other long-term liabilities	5,451	5,181
Senior notes payable	177,000	185,000
Senior subordinated notes payable	157,000	157,000
Commitments and contingencies (Note 12)	—	—
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 11,805,885 and
11,647,005, respectively	175,331	159,329
Accumulated deficit	(51,290)	(37,202)
Accumulated other comprehensive loss	(19,558)	(13,625)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$1,063,171	$1,074,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three Months Ended October 2, 2005	Three Months Ended October 3, 2004	Nine Months Ended October 2, 2005	Nine Months Ended October 3, 2004
Net sales	$262,496	$244,476	$777,506	$728,648

Cost of sales	193,657	178,629	581,177	537,054

Gross profit	68,839	65,847	196,329	191,594

Selling, general and administrative expenses	50,410	48,047	155,021	147,674
Restructuring and other charges	3,678	189	8,030	1,018

Operating income	14,751	17,611	33,278	42,902

Other expense (income)
Interest expense	12,703	11,310	37,261	37,848
Debt extinguishment expenses	—	—	—	30,779
Interest income	(254)	(217)	(671)	(1,664)
Foreign exchange (gain) loss	(78)	426	527	1,368

Income (loss) before income taxes	2,380	6,092	(3,839)	(25,429)

Benefit for income taxes	(556)	(269)	(1,497)	(1,428)

Net income (loss)	$2,936	$6,361	$(2,342)	$(24,001)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

(unaudited)

(dollars in thousands)

	October 2, 2005	October 3, 2004
Cash flows from operating activities:
Net loss	$(2,342)	$(24,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	52,520	51,374
Amortization of intangible assets	7,656	7,365
Amortization of financing fees	1,404	1,855
Employer 401(k) noncash matching contributions	6,078	5,986
Foreign exchange loss	527	1,368
Loss on disposals of equipment	1,180	392
Accretion of deferred payment and capital lease obligations	170	7,717
Accretion of environmental liability	1,056	994
Debt extinguishment expenses	—	4,596
Discount on repayment of deferred payment obligation	—	(13,200)
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	1,882	(687)
Inventories	(20,998)	(14,729)
Other current assets	(370)	(611)
Accounts payable and other accrued liabilities	10,914	4,513
Restructuring reserve	1,830	(1,438)
Accrued income taxes	(2,862)	(3,233)
Accrued pension	4,508	(3,576)
Other, net	(1,040)	6,549

Net cash provided by operating activities	62,113	31,234

Cash flows from investing activities:
Proceeds from sale of equipment	28	214
Acquisition of businesses	(68,832)	(993)
Additions to property, plant and equipment	(25,726)	(22,859)

Net cash used by investing activities	(94,530)	(23,638)

Cash flows from financing activities:
Payments of senior secured notes payable	(16,854)	(167,377)
Proceeds from senior secured notes payable	—	250,000
Payments of senior subordinated notes payable	—	(192,958)
Proceeds from senior subordinated notes payable	—	150,000
Payments of senior notes payable	(8,000)	—
Proceeds from senior notes payable	—	185,000
Payment of deferred payment obligation	—	(167,067)
Debt acquisition costs	—	(12,932)
Payments relating to capital lease obligation	(503)	(503)
Proceeds from revolving line of credit	64,000	—
Payments of revolving line of credit	(64,000)	(10,000)
Proceeds from issuance of redeemable common stock	9,858	4,237
Payments to redeem common stock	(5,295)	(17,443)
Increase in cash overdraft	9,372	1,075

Net cash (used) provided by financing activities	(11,422)	22,032

Effect of foreign exchange rate changes on cash and cash equivalents	35	596
Change in cash and cash equivalents	(43,804)	30,224
Cash and cash equivalents at beginning of period	69,938	29,682

Cash and cash equivalents at end of period	$26,134	$59,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT,

ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED

(unaudited)

(dollars in thousands, except share data)

	Redeemable Common Stock			Accumulated Other Comprehensive Loss	Comprehensive Loss
	Shares Outstanding	Amount	Accumulated Deficit
Balance, January 1, 2005	11,647,005	$159,329	$(37,202)	$(13,625)

Comprehensive loss:
Net loss	—	—	(2,342)	—	$(2,342)
Foreign currency translation adjustment	—	—		(5,778)	(5,778)
Realized and unrealized gains on derivatives	—	—	—	(155)	(155)

Total comprehensive loss					$(8,275)

Issuance of redeemable common stock	359,409	9,551	—	—
Redemption of redeemable common stock	(200,529)	(5,295)	—	—
Accretion of redeemable common stock	—	11,746	(11,746)	—

Balance, October 2, 2005	11,805,885	$175,331	$(51,290)	$(19,558)

Balance, January 3, 2004	12,124,778	$158,279	$(3,587)	$(10,438)

Comprehensive loss:
Net loss	—	—	(24,001)	—	$(24,001)
Foreign currency translation adjustment	—	—		1,441	1,441
Realized and unrealized gains on derivatives	—	—	—	336	336

Total comprehensive loss					$(22,224)

Issuance of redeemable common stock	344,911	8,057	—	—
Redemption of redeemable common stock	(746,304)	(17,443)	—	—
Accretion of redeemable common stock	—	14,860	(14,860)	—

Balance, October 3, 2004	11,723,385	$163,753	$(42,448)	$(8,661)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the nine months ended October 2, 2005 and October 3, 2004, cash flows for the nine months ended October 2, 2005 and October 3, 2004 and financial position at October 2, 2005 have been made. All adjustments made were of a normal recurring nature.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of Paperweight Development Corp. (“PDC” or the “Company”) and subsidiaries for each of the three years in the period ended January 1, 2005, which are included in the Form 10-K dated March 24, 2005. The consolidated balance sheet data as of January 1, 2005, contained within these condensed financial statements, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Appleton Papers Inc. (“Appleton”) is a wholly-owned subsidiary of PDC.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

2. ACQUISITION OF BUSINESSES

On January 11, 2005, the Company acquired New England Extrusion (Turners Falls, Massachusetts, and Milton, Wisconsin), a company that produces single and multilayer polyethylene films for packaging applications. New England Extrusion’s polyethylene films complement the high barrier coextruded films American Plastics produces. By sharing their capabilities, the Company expects that American Plastics and New England Extrusion will be able to expand their abilities to design and produce film products with customer-specified properties. Simultaneously with the acquisition, New England Extrusion became a guarantor under the senior credit facility, the senior notes and senior subordinated notes. The purchase price for this acquisition was approximately $68.8 million including the assumption of certain liabilities. It was financed with cash from operations supplemented with borrowings under the revolving credit portion of the Company’s senior credit facility. The Company obtained an independent appraisal to allocate the purchase price to the acquired net assets. All purchase price allocations have been made. The excess of the purchase price over the estimated fair value of the acquired net assets has been allocated to goodwill. Goodwill of approximately $26.7 million was assigned to the Company’s performance packaging business unit. New England Extrusion has been included in the Company’s consolidated financial statements since the date of the acquisition.

The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The following table summarizes the estimated fair values of the assets acquired and liabilities assumed excluding cash acquired (dollars in thousands):

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Current assets	$8,756
Property, plant and equipment Intangible assets	14,075 21,250
Goodwill	26,717

Total assets acquired	$70,798

Current liabilities	$1,966

Total liabilities assumed	$1,966

Net assets acquired	$68,832

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the acquisition of New England Extrusion had been completed on January 4, 2004. The pro forma data gives effect to actual operating results prior to the acquisition and makes the necessary adjustments to cost of sales, selling, general and administrative expenses, interest expense, amortization, depreciation and income taxes. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on January 4, 2004 or that may be obtained in the future (dollars in thousands).

	For the Nine Months Ended October 2, 2005	For the Nine Months Ended October 3, 2004
Net sales	$778,666	$765,140
Net loss	$(2,275)	$(22,734)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with an indefinite life will no longer be amortized, however, they must be tested for impairment annually. Amortization will continue to be recorded for other intangible assets with determinable lives. The changes in the carrying amount of goodwill for the nine-month period ended October 2, 2005 are as follows (dollars in thousands):

	Coated Solutions	Thermal and Advanced Technical Products	Security	Performance Packaging	Total
Balance as of January 1, 2005	$—	$—	$29,286	$23,531	$52,817
Goodwill from business acquisitions	—	—	—	26,717	26,717
Currency translation	—	—	(2,476)	—	(2,476)

Balance as of October 2, 2005	$—	$—	$26,810	$50,248	$77,058

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s other intangible assets consist of the following (dollars in thousands):

	As of October 2, 2005		As of January 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$56,741	$11,511	$55,879	$9,398
Patents	33,037	21,550	32,678	18,162
Customer relationships	30,938	3,225	13,799	1,828
Non-compete agreements	2,363	1,403	1,983	645

Total	$123,079	$37,689	$104,339	$30,033

Unamortizable intangible assets:
Trademarks	$24,448		$24,941

Of the $147.5 million of acquired intangible assets, $81.2 million was assigned to registered trademarks. Trademarks of $47.7 million related to carbonless paper and $9.0 million related to Appleton’s acquisition companies are being amortized over their estimated useful life of 20 years, while the remaining $24.4 million are considered to have an indefinite life and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships and 1 to 5 years for non-compete agreements. Amortization expense for the three and nine months ended October 2, 2005 approximated $2.5 million and $7.7 million, respectively. Amortization expense for the three and nine months ended October 3, 2004 approximated $2.2 million and $7.4 million, respectively.

During the second quarter of 2005, the Company reduced its income tax reserve by $2.2 million. As this portion of the reserve was related to certain tax contingencies existing prior to the November 9, 2001 acquisition, the reduction was recorded as a purchase price adjustment via a decrease to long-lived intangible assets.

4. RESTRUCTURING AND OTHER CHARGES

In order to position itself for long-term growth, the Company reduced salaried employment in the U.S. by 46 employees during fiscal 2003, 41 employees during fiscal 2004 and an additional 83 employees during the first nine months of 2005. These reductions included positions at the corporate headquarters as well as the plant, mill and acquisition sites. As a result, the Company took a charge of $5.6 million during the first nine months of 2005 ($1.3 million in the third quarter), $3.0 million during fiscal 2004 and $2.6 million during fiscal 2003 for employment termination benefits. During the first three quarters of 2005, the Company paid out $4.3 million related to these employment termination benefits, liabilities for which were incurred in 2005, 2004 and 2003. During 2004, the Company paid out $2.3 million related to these employment termination benefits, liabilities for which were incurred in 2004 and 2003.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the third quarter of 2005, BemroseBooth (headquartered in Derby, England) announced that it will exit the traditional printing and binding portions of its information products business. This will result in the loss of approximately 70 jobs by the end of 2005 at its facility in Derby. A $2.4 million charge was taken for this restructuring during the third quarter of 2005.

In 1999, the Company committed to exiting its New York distribution center in 2001 because it was no longer needed as a result of the closure of the Newton Falls mill and thus recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expires in 2007. The $1.3 million reduction to the distribution center exit cost reserve represents 2005 lease payments, net of sublease income, for this distribution center.

The table below summarizes the components of the restructuring reserve included on the consolidated balance sheets at October 2, 2005 and January 1, 2005 (dollars in thousands):

	January 1, 2005 Reserve	2005 Reserve Additions		2005 Charges to Reserve		October 2, 2005 Reserve
Distribution center exit costs BemroseBooth restructuring	$3,205 —	$	— 2,375	$(1,282 (586	) )	$1,923 1,789
U.S. employee termination benefits	2,273		5,655	(4,332)		3,596

	$5,478		$8,030	$(6,200)		$7,308

5. INVENTORIES

Inventories consist of the following (dollars in thousands):

	October 2, 2005	January 1, 2005
Finished goods	$85,019	$66,351
Raw materials, work in process and supplies	70,514	63,394

Total cost	155,533	129,745
Excess cost over LIFO cost	(831)	(831)

	$154,702	$128,914

Stores and spare parts inventory balances of $21.9 million at October 2, 2005 and $21.2 million at January 1, 2005 are valued at average cost and included on the raw materials, work in process and supplies line. Inventories valued using the FIFO method approximate 22% of the Company’s total inventory balance at October 2, 2005 and 13% at January 1, 2005.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	October 2, 2005	January 1, 2005
Land and improvements	$10,084	$9,526
Buildings and improvements	100,764	94,157
Machinery and equipment	524,977	510,468
Software	32,448	29,960
Capital lease	4,764	4,764
Construction in progress	31,570	27,109

	704,607	675,984
Accumulated depreciation/amortization	(232,898)	(187,317)

	$471,709	$488,667

Depreciation expense for the three months ended October 2, 2005 and October 3, 2004 approximated $17.0 million and $16.9 million, respectively. Depreciation expense for the nine months ended October 2, 2005 and October 3, 2004 approximated $52.5 million and $51.4 million, respectively. Depreciation expense of approximately $14.3 million and $14.4 million for the three months ended October 2, 2005 and October 3, 2004, respectively, related to manufacturing assets and was recorded within cost of sales. Depreciation expense of approximately $44.5 million and $43.0 million for the nine months ended October 2, 2005 and October 3, 2004, respectively, related to manufacturing assets and was recorded within cost of sales. Depreciation expense of approximately $2.7 million and $2.5 million for the three months ended October 2, 2005 and October 3, 2004, respectively, related to corporate administrative assets and was recorded within selling, general and administrative expenses. Depreciation expense of approximately $8.0 million and $8.4 million for the nine months ended October 2, 2005 and October 3, 2004, respectively, related to corporate administrative assets and was recorded within selling, general and administrative expenses.

7. OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	October 2, 2005	January 1, 2005
Deferred debt issuance costs	$11,297	$12,701
Other	5,598	6,022

	$16,895	$18,723

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (dollars in thousands):

	October 2, 2005	January 1, 2005
Payroll	$9,950	$14,399
Trade discounts	24,647	24,786
Workers’ compensation	4,237	4,437
Accrued insurance	889	1,288
Other accrued taxes	2,231	4,884
Postretirement benefits other than pension	3,825	3,825
Fox River liabilities	6,135	6,135
Other	17,742	19,146

	$69,656	$78,900

9. NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” The standard adopts the view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the meaning of the term ‘normal capacity’ was clarified. The provisions of SFAS 151 are applicable to inventory costs incurred by Appleton beginning in 2006 and are not expected to have a significant effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” SFAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance (as defined). This standard is effective for nonmonetary asset exchanges made by Appleton beginning in 2006 and is not expected to have a significant effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment: an amendment of FASB Statements No. 123 and 95.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is required to adopt SFAS No. 123(R) in its first quarter of its next fiscal year. The Company is currently evaluating the potential effects of this standard on its stock compensation arrangements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. PENSION BENEFITS

The Company has various defined benefit pension plans and a defined contribution pension plan. The components of the corresponding net periodic pension cost include the following (dollars in thousands):

Pension Benefits	For the Three Months Ended October 2, 2005	For the Three Months Ended October 3, 2004	For the Nine Months Ended October 2, 2005	For the Nine Months Ended October 3, 2004
Net periodic benefit cost
Service cost	$1,946	$1,766	$5,838	$5,299
Interest cost	4,785	4,709	14,975	14,123
Expected return on plan assets	(5,196)	(5,365)	(16,250)	(16,089)
Amortization of
Prior service cost	54	2	162	3
Actuarial loss	423	191	1,269	573

Net periodic benefit cost	$2,012	$1,303	$5,994	$3,909

11. POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended October 2, 2005	For the Three Months Ended October 3, 2004	For the Nine Months Ended October 2, 2005	For the Nine Months Ended October 3, 2004
Net periodic benefit cost
Service cost	$209	$287	$627	$861
Interest cost	776	1,070	2,328	3,210
Amortization of
Prior service cost	(516)	—	(1,548)	—
Actuarial loss	20	—	60	—

Net periodic benefit cost	$489	$1,357	$1,467	$4,071

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. If the impact of the subsidy was not considered, the projected 2005 benefit cost for Appleton’s postretirement benefit plans, for the same three- and nine-month periods of 2005, would be as follows (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended October 2, 2005	For the Nine Months Ended October 2, 2005
Net periodic benefit cost
Service cost	$209	$627
Interest cost	835	2,505
Amortization of
Prior service cost	(516)	(1,548)
Actuarial loss	81	243

Net periodic benefit cost	$609	$1,827

12. COMMITMENTS AND CONTINGENCIES

Lower Fox River

Various state and federal government agencies and Native American tribes have asserted claims against Appleton and other parties with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin.

Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. Wastewater from the Appleton plant, the Combined Locks paper mill now owned by Appleton Coated LLC and from other local industrial facilities carried PCBs into the Lower Fox River during this time period. As a result, there are allegedly eleven million cubic yards of PCB-contaminated sediment spread over 39 miles of the Lower Fox River. Low levels of PCBs have also been washed by the Lower Fox River into Green Bay, which is part of Lake Michigan.

In June 1997, the United States Environmental Protection Agency (“EPA”) published notice that it intended to list the Lower Fox River on the National Priorities List of Contaminated Sites pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA” or “Superfund”). The EPA identified seven potentially responsible parties (“PRPs”) for PCB contamination in the Lower Fox River, including NCR Corporation (“NCR”) and Appleton as the former and current owners and operators of the Appleton plant, and the owners of five paper reprocessing mills located on the Fox River, including Georgia-Pacific, P.H. Glatfelter Company, WTM I Co., owned by Chesapeake Corporation, Riverside Paper Corporation and U.S. Paper Mills Corp., which is now owned by Sonoco Products Company.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On January 7, 2003, the Wisconsin Department of Natural Resources (“DNR”) issued a Record of Decision (“ROD”), with which the EPA concurred, on the first two segments of the river, which are largely upstream of the Appleton plant. The ROD provides for dredging and capping in the first segment and monitored natural recovery in the second segment. However, the ROD also provides that up to 25% of the remedy in the first segment may consist of capping if dredging proves not to be cost-effective and certain conditions are met. Pursuant to a consent decree entered by the U.S. District Court Eastern Wisconsin District in early 2004, Glatfelter and WTM I are now managing response work for the first segment, with oversight from the EPA and DNR. Glatfelter and WTM I began dredging work to implement this ROD in mid 2004. It is Appleton’s position that neither Appleton nor NCR has any responsibility or liability for PCB contamination in the first segment of the Lower Fox River. On July 28, 2003, the DNR and EPA issued a second ROD covering the third, fourth and fifth segments of the Lower Fox River (which includes Green Bay) which also provides for substantial dredging in that portion of the river.

In the two RODs, the DNR estimates total costs for the Lower Fox River remedial action plan of approximately $400 million, an increase of $67 million over prior estimates, over a 7 to 18-year time period. Most of the estimated costs relate to the removal of large quantities of sediment from the Lower Fox River by dredging, dewatering of the dredged materials, treatment of the dredge water and off-site disposal of the remaining solids. Based on cost estimates of large-scale dredging response actions at other sites and many subjective assumptions regarding the work to be done, engineers engaged by several of the PRPs have estimated that the cost of remediation work in the Lower Fox River could be between $740 million and $1.6 billion. The DNR strongly disputes this analysis and continues to believe that its cost estimates are accurate.

Appleton does not believe that the remedial action proposed by the DNR in the two RODs is appropriate or cost-effective. Appleton, along with the other PRPs, has developed a substantial body of evidence that Appleton believes demonstrates that selection of alternatives involving active, river-wide remediation, particularly massive dredging, would be inappropriate and unnecessary. There is ongoing, vigorous debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage contaminated sediments. Appleton believes that the remedy adopted in the RODs is inappropriate and may be substantially modified and improved over time through further design engineering and experience. Appleton bases its cost estimates for remediation on the remedies adopted in the RODs.

As noted above, Glatfelter and WTM I are currently conducting remediation efforts in the first segment under a consent decree. Pursuant to this consent decree, the two parties each contributed $25.5 million into an escrow account to cover the costs of the required remedial action, with the EPA also contributing $10 million toward this work. Glatfelter and WTM I have stated that they believe that this combined funding of $61 million will be sufficient to cover the entire cost of the remedial action required under the consent decree.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In October 2000, the U.S. Fish and Wildlife Service (“FWS”) released a proposed restoration and compensation determination plan presenting the federal and tribal natural resource trustees’ planned approach for restoring natural resources injured by PCBs and calculating the potential natural resource damages (“NRDs”) under different remedial action scenarios. The final NRD valuation will depend on the extent of PCB cleanup; however, the proposed plan estimates that NRDs will fall in the range of $176 to $333 million for all PRPs in the aggregate. The total costs estimated by the DNR, EPA and FWS for the proposed remediation and NRD discussed above range from $576 million to $733 million. Over the past several years and at various natural resource damage sites, the FWS and other government agencies have settled NRD claims for amounts substantially less than original estimates or claims. On March 19, 2004, state and federal trustees and Fort James Operating Company, a subsidiary of Georgia-Pacific Corporation (“Fort James”), the owner of one of the reprocessing mills, entered into a consent decree in settlement of NRD claims against Fort James. Under the settlement, Fort James will pay for or conduct restoration projects with a total cost of approximately $12 million. Appleton anticipates the actual costs for the PRPs to settle NRD claims related to the Lower Fox River will be significantly less than the initial range of $176 to $333 million.

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

A study performed by the FWS in 2000 provided a preliminary estimate of the amount of PCBs discharged into the Lower Fox River by each PRP and concluded that the discharges from the Appleton plant and the Combined Locks paper mill (which Appleton formerly owned and which is now owned by Appleton Coated LLC) represented a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates have not been finalized by the FWS and may be revised. The FWS analysis will not be binding on the PRPs. The final allocation of liability among the PRPs will be determined by negotiation, litigation or other dispute resolution processes. Based on historical and technical analyses performed by environmental engineers Appleton has engaged, Appleton believes that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total discharged by all the PRPs. A portion of Appleton’s potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay their respective share(s) of the potential liability, Appleton could be responsible for a portion of their share(s). Based on a review of publicly available financial information about the other PRPs, Appleton believes that the other PRPs will be required, and have adequate financial resources, to pay their share of the remediation and natural resource damage claims for the Lower Fox River.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Appleton entered into a consent decree on December 10, 2001 with NCR, the DNR, the Wisconsin Department of Justice, the EPA, the FWS, the U.S. Department of Justice, the National Oceanic and Atmospheric Administration, and the Oneida and Menomonee Indian Tribes, which are collectively referred to as the intergovernmental partners, or IGP. Pursuant to the consent decree, Appleton and NCR agreed to provide up to $41.5 million over a period of four years, to a maximum of $10.4 million per year, for interim restoration and remediation efforts directed by the IGP. Appleton and NCR will each pay approximately half of the amounts paid under the consent decree. Through October 2, 2005, Appleton has paid approximately $21.5 million under the consent decree. Under the consent decree, the IGP agree not to sue or take administrative action against Appleton and NCR during the four-year period, including pursuant to any claims that could be made as a result of the issuance of the RODs. The consent decree does not constitute a final settlement with the IGP or provide protection against future claims against Appleton and NCR. However, under the decree, Appleton and NCR will receive full credit against remediation costs and NRD claims for all monies expended for restoration and remediation of the Lower Fox River during the interim period, including pursuant to any claims that could be made as a result of the issuance of the RODs. Appleton recorded a charge of $19.2 million for its discounted share of the arrangement during the first quarter of 2001. At October 2, 2005 this liability approximated $1.4 million. The interim settlement expires on December 10, 2005.

A precise estimate of Appleton’s ultimate share of remediation and natural resource damage liability cannot be made at this time due to uncertainties with respect to: the scope and cost of implementing the final remediation plan; the scope of restoration and final valuation of federal and state NRD assessments; the evolving nature of remediation and restoration technologies and governmental policies; and Appleton’s share of remediation and NRD costs relative to the other PRPs. However, the issuance of the RODs and the beginning of remediation activities in the first segment of the Lower Fox River greatly reduce the uncertainty about the remedy that will be implemented in the Lower Fox River and provides Appleton the ability to reasonably estimate its potential liability. Accordingly, Appleton has recorded a reserve for this environmental liability. At January 1, 2005 this reserve approximated $101.4 million. During the first nine months of 2005, the total reserve was accreted by $5.0 million while payments against the reserve totaled $7.4 million. This resulted in a remaining reserve of $99.0 million as of October 2, 2005, of which $6.1 million is recorded in other accrued liabilities and $92.9 million is recorded as an environmental liability.

As part of the November 9, 2001 acquisition, Arjo Wiggins Appleton (“AWA”), the former parent of Appleton, agreed to indemnify Appleton for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River. At October 2, 2005, the total indemnification receivable from AWA is $74.3 million, of which, $6.1 million is recorded in other current assets and $68.2 million is recorded as an environmental indemnification receivable. The $24.7 million difference between the reserve and the indemnification receivable represents the discounted share of Lower Fox River costs for which Appleton is responsible. The $21.0 million charge was recorded against earnings in 2002 and has accreted to $24.7 million through October 2, 2005. This discounted share was calculated using a discount rate of 6.0%. This $21.0 million amount will accrete to $25.0 million by the end of 2005.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the indemnification receivable/environmental liability is below (dollars in thousands):

	Environmental Indemnification Receivable	Environmental Liability
Establishment of reserve for 2001 IGP consent decree	$—	$(19,209)
Accretion of Lower Fox River environmental liability	—	(747)
Fair market valuation of AWA indemnification receivable and the Lower Fox River liability as of the November 9, 2001 acquisition date	20,380	(424)

Balance, December 29, 2001	$20,380	$(20,380)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the first ROD on January 7, 2003	66,146	(66,146)
Establishment of reserve for Appleton’s portion of the Lower Fox River environmental liability in accordance with the Fox River Indemnification agreement	—	(21,017)
Payments made for indemnification receivable/environmental liability	(14,077)	14,077
Accretion of Lower Fox River indemnification receivable/environmental liability	1,052	(1,052)

Balance, December 28, 2002	$73,501	$(94,518)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the second ROD on July 28, 2003	15,581	(15,581)
Payments made for indemnification receivable/environmental liability	(6,867)	6,867
Accretion of Lower Fox River indemnification receivable/environmental liability	4,582	(5,864)

Balance, January 3, 2004	$86,797	$(109,096)
Payments made for indemnification receivable/environmental liability	(14,522)	14,522
Accretion of Lower Fox River indemnification receivable/environmental liability	5,523	(6,854)

Balance, January 1, 2005	$77,798	$(101,428)
Payments made for indemnification receivable/environmental liability	(7,361)	7,361
Accretion of Lower Fox River indemnification receivable/environmental liability	3,927	(4,983)

Balance, October 2, 2005	$74,364	$(99,050)

Appleton used the estimates described below, including the most recent government agency estimates, in evaluating its Lower Fox River environmental liability and establishing its environmental liability reserves: (1) total costs for remediation of $480 million, based on the DNR’s estimate of $400 million in total costs for remediation, plus a 20% contingency; (2) the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than Appleton’s estimate (Appleton assumes that Appleton and NCR are primarily responsible for only the discharges from the Appleton and Combined Locks facilities and not for other discharges); (3) costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less, based on the IGP’s $12 million settlement of NRD claims against Fort James; (4) Appleton’s responsibility for about half of the claims asserted against Appleton and NCR, based on the interim settlement agreement with NCR, the terms of which are confidential; and (5) $20 million in fees and expenses. Because of the numerous uncertainties underlying these estimates, it is possible that Appleton’s share of costs could be higher.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

West Carrollton Mill

The West Carrollton mill, which Appleton purchased in 1984, operates pursuant to various state and federal permits for discharges and emissions to air and water. As a result of the de-inking of carbonless paper containing PCBs through the early 1970s, there have been releases of PCBs and volatile organic compounds into the soil in the area of the wastewater impoundments at the West Carrollton facility and low levels of PCBs have been detected in groundwater immediately under this area. In addition, PCB contamination is present in sediment in the adjacent Great Miami River, but it is believed that this contamination is from a source other than the West Carrollton mill.

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, Appleton believes that it could be necessary to undertake remedial action in the future, although Appleton is currently under no obligation to do so. Appleton has not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. Remedial action to address PCB contamination in the area of the wastewater impoundments is expected to involve construction of a cap to prevent exposure to PCBs. In addition, remedial action could involve long-term monitoring of groundwater or the construction and operation of a groundwater pump-and-treat system to prevent migration of PCB contamination in groundwater, and the removal and disposal of PCB-contaminated sediment, including sediment in the Great Miami River. The cost for remedial action–including installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River–was estimated in 2001 to range up to approximately $10.5 million, with approximately $3 million in short-term costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

In addition, in April 2005, eleven local residents who allegedly live (or have lived) near the wastewater treatment plant of the mill and two former mill employees (and one of their spouses) filed lawsuits in Montgomery County, Ohio court alleging that Appleton released and continues to release hazardous substances from the mill, including PCBs, dioxins and fluorochemicals, which allegedly caused injury to the plaintiffs and/or damage to their property. The lawsuits have been removed to the United States District Court for the Southern District of Ohio. The local resident plaintiffs have requested that the court certify the matter as a class action. The plaintiffs request compensatory and punitive damages, remediation and other relief. The lawsuit commenced by the two former mill employees has been dismissed without prejudice. The claims of the other plaintiffs remain pending.

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill property, the Great Miami River remediation, and Appleton’s share of these remediation costs, if any, no provision has been recorded in the accompanying financial statements for estimated remediation costs. In conjunction with the acquisition of the Company by the ESOP in 2001, AWA agreed to indemnify the Company for certain environmental liabilities. In addition, the former owner and operator of the West Carrollton mill, under the terms of the acquisition documents related to Appleton’s purchase of the mill, agreed to indemnify Appleton for liabilities relating to the former owner’s ownership of the mill. The Company intends to pursue any rights to indemnification or other recovery it may have for remediation or other liabilities relating to the above-described matters. Other than the PCB contamination in the area of the wastewater impoundments, there are no other known material liabilities with respect to environmental issues at the West Carrollton mill.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other

From time to time, Appleton may be involved in various demands, claims, suits or other legal proceedings arising in the ordinary course of its business. A comprehensive insurance program is maintained to provide a measure of financial protection against such matters, though not all such exposures are, or can be, anticipated or addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings when reasonably determinable. For example, in Ellis, Cinquanti and McLaughlin v. Appleton Papers Inc., a product liability case pending in the U.S. District Court in Syracuse, New York, the plaintiffs generally allege that exposure to carbonless paper has caused reactions which are totally disabling and that they are, therefore, entitled to substantial damages. The plaintiffs are seeking monetary damages in an aggregate amount of $9 million plus punitive damages. The Company has defended a number of such cases over the past 25 years, settling some for amounts which are not material to the business and obtaining dismissals in others based on various arguments, including, in one case, that the plaintiff’s alleged proof that carbonless paper causes injury was based on “junk science.” While the Company is vigorously defending itself and expects to prevail in this case and in any similar cases that may be brought against Appleton in the future, there can be no assurance that the Company will be successful in its defense.

Other than the Lower Fox River matter described above, and unless the Company’s expectations regarding matters such as Ellis et al. prove to be wrong, Appleton does not believe that any pending or threatened demands, claims, suits or other legal proceedings will have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

13. EMPLOYEE STOCK OWNERSHIP PLAN

The Appleton Papers Retirement Savings Plan was amended and restated effective as of January 1, 2001 in the form of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan (the “KSOP”). The KSOP includes a separate employee stock ownership plan component (the “ESOP”). The KSOP is a tax-qualified retirement plan that also contains a 401(k) feature, which provides participants with the ability to make pre-tax contributions to the KSOP by electing to defer a percentage of their compensation. The ESOP is a tax-qualified employee stock ownership plan that is designed to invest primarily in the common stock of PDC.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. Covenants in the agreements providing for the senior credit facility, the 8.125% Senior Notes due 2011 and the 9.75% Senior Subordinated Notes due 2014 restrict Appleton’s ability to pay dividends to PDC, which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may conflict with the terms of the senior credit and note agreements. During the first half of 2005, Appleton exercised its right to satisfy requests for distributions to former participants using the five equal annual installments option.

Appleton’s matching contributions charged to expense amounted to $2.0 million and $2.1 for the three months ended October 2, 2005 and October 3, 2004, respectively. The $2.0 million matching contribution will be made to the Company Stock Fund upon receipt of the corresponding employee deferrals to be received from the ESOP trustee at the end of the fourth quarter 2005. Appleton’s matching contributions charged to expense for the nine months ended October 2, 2005 and October 3, 2004 were $6.1 million and $6.0 million, respectively. As a result of hardship withdrawals, diversification and employee terminations, 200,529 shares of PDC redeemable common stock were repurchased during the first nine months of 2005 at an aggregate price of $5.3 million. During the same period, the ESOP trustee purchased 205,859 shares of PDC redeemable common stock for an aggregate price of $5.4 million from pre-tax deferrals, rollovers and loan payments made by employees during the first nine months of 2005, while Appleton’s matching deferrals over this same period resulted in an additional 153,550 shares of redeemable common stock being issued. During the first nine months of 2005, the Company also received the cash proceeds from pre-tax deferrals, rollovers and loan payments made by employees during the second half of 2004, for which redeemable common stock was issued as of January 1, 2005.

In accordance with EITF Topic D-98, redeemable equity securities are required to be accreted (i.e., increased) so the amount on the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of July 3, 2005. The earliest redemption date occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. The Company accreted the redeemable common stock by $11.7 million for the nine months ended October 2, 2005. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $335 million was determined. The redeemable common stock recorded book value as of October 2, 2005 was $175 million, which leaves a remaining unrecognized liability to be accreted of approximately $160 million. The fair value of the redeemable common stock is determined by an independent, third party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Such valuations are made as of June 30 and December 31. Until the independent valuation is received, the fair value of the stock is estimated by management. The interim estimates as of the first and third quarter of each year may differ from the values determined by the appraiser as of June 30 and December 31. Adjustments (if any), as of the first quarter and third quarter of each year, will be recorded when the independent valuation is received. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	October 2, 2005	January 1, 2005
Senior secured variable rate note payable at LIBOR plus 2.25%, $587 due quarterly with $110,958 due March 31, 2010 and $110,958 due June 11, 2010	$231,896	$248,750
Revolving line of credit at LIBOR plus 2.5%	—	—

	231,896	248,750
Less obligations due within one year	(2,441)	(2,500)

	229,455	246,250
Unsecured variable rate industrial development bonds, 2.6% average interest rate at October 2, 2005, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
Senior notes payable at 8.125%, due June 15, 2011	177,000	185,000
Senior subordinated notes payable at 9.75%, due June 15, 2014	150,000	150,000
Senior subordinated notes payable at 12.5%, due December 15, 2008	7,000	7,000

On June 11, 2004 Appleton completed a voluntary refinancing of its debt. The new senior credit facility includes a six-year, $250 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which is initially set at 1.25% for base rate loans and 2.25% for LIBOR loans, but which is determined by reference to a pricing grid for subsequent quarters. Mandatory principal payments of $587,080 (after recognizing adjustments for the optional prepayments made in the second and third quarters of 2005) are due quarterly with the remaining balance due in equal payments on March 31, 2010 and June 11, 2010. The new senior credit facility also includes a five-year, $125 million revolving credit facility. The new senior credit facility contains covenants under which certain minimum leverage and coverage ratios must be met. As part of the 2004 refinancing, Appleton also issued $185 million aggregate principal amount of 8.125% Senior Notes due 2011 and $150 million aggregate principal amount of 9.75% Senior Subordinated Notes due 2014. The proceeds of the new senior credit facility were used to repay the amounts outstanding under its former senior credit facility, plus interest, consisting of senior secured variable rate notes of $14.0 million and $130.7 million. The balance of the proceeds of the new senior credit facility, together with the proceeds of the offering of the senior notes and the senior subordinated notes, were used to repurchase approximately $193 million, plus interest, of the approximately $200 million in aggregate principal amount outstanding of the 12.5% Senior Subordinated Notes due 2008 and the Deferred Payment Obligation incurred in connection with the purchase of Appleton from AWA. The Deferred Payment Obligation, which was due May 8, 2010, had accreted at 10% per annum to $180.3 million as of June 11, 2004. AWA discounted this obligation by $13.2 million and accepted $167.1 million as payment in full of the obligation.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The new senior credit facility is unconditionally guaranteed by Paperweight Development Corp. and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The new senior notes and senior subordinated notes are unconditionally guaranteed by Paperweight Development Corp., WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc., Appleton Steam Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited, BemroseBooth USA Inc. and New England Extrusion Inc. (see Note 16 “Guarantor Financial Information”). As a result of the 2004 refinancing, $4.6 million of deferred debt issuance costs were written off. A premium of $37.2 million was also paid in conjunction with the purchase of the 12.5% Senior Subordinated Notes. Related fees of $2.2 million were also incurred. These total costs of $44.0 million, less the $13.2 million discount discussed above, were recorded as debt extinguishment expenses.

The new senior credit facility, senior notes and 9.75% senior subordinated notes contain affirmative and negative covenants. In general, the covenants contained in the new senior credit facility are more restrictive than those of the senior notes and 9.75% senior subordinated notes. Among other restrictions, the covenants contained in the new senior credit facility require Appleton to meet specified financial tests, including leverage and interest and fixed charge coverage ratios, which become more restrictive over the term of the debt.

The new senior credit facility, senior notes and 9.75% senior subordinated notes also contain covenants, which, among other things, restrict Appleton’s ability and the ability of Appleton’s other guarantors of the new senior credit facility, senior notes and 9.75% senior subordinated notes to incur liens; engage in transactions with affiliates; incur additional indebtedness; declare dividends or redeem or repurchase capital stock; make loans and investments; engage in mergers, acquisitions, consolidations and asset sales; acquire assets, stock or debt securities of any person; make capital expenditures; terminate the S corporation status of Paperweight Development or the qualified subchapter S subsidiary status of its subsidiaries eligible to elect such status; amend its debt instruments; amend or terminate the ESOP; and amend other agreements related to the acquisition.

During the first nine months of 2005, Appleton made mandatory debt repayments totaling $1,853,535, plus interest, and voluntary debt repayments totaling $15.0 million, plus interest, on its new senior credit facility. Also during the third quarter of 2005, Appleton purchased $8.0 million, plus interest, of the $185 million in aggregate principal amount outstanding of the 8.125% Senior Notes due June 15, 2011. These notes were purchased at a discount of $85,000.

In conjunction with the acquisition of New England Extrusion in January 2005, Appleton borrowed $30.0 million against the $125 million revolving credit facility. During the remainder of the first half of 2005, Appleton borrowed an additional $19.0 million against the revolving credit facility. During the third quarter of 2005, Appleton borrowed $15.0 million against the revolving credit facility. During the course of this nine-month period, Appleton repaid the entire $64.0 million and thus at October 2, 2005 carried no unpaid balance on the revolving credit facility.

At October 2, 2005 there was approximately $106.8 million of unused borrowing capacity under the $125 million revolving credit facility for working capital and other corporate purposes. Approximately $18.2 million of the new revolving credit facility was used to support outstanding letters of credit. A commitment fee of 0.5% per annum is assessed on unused borrowing capacity.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The six-month LIBOR rate at October 2, 2005 was 4.2%.

The senior subordinated notes due in 2008 and the senior subordinated notes due 2014 are unsecured obligations of API, ranking subordinate in right of payment to all senior debt of API, and are unconditionally, jointly and severally guaranteed by PDC and WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc., Appleton Steam Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Limited, BemroseBooth USA Inc. and New England Extrusion Inc. (see Note 16 “Guarantor Financial Information”). Interest on the senior notes and senior subordinated notes is payable semi-annually in June and December of each year.

The senior subordinated notes due in 2008 will not be redeemable at API’s option prior to December 15, 2005. On or after December 15, 2005, API may redeem during the 12-month period beginning on December 15 of the applicable year all or a part of the senior subordinated notes at the redemption prices of 106.25% in 2005, 103.125% in 2006 and 100% in 2007 and thereafter, plus accrued and unpaid interest and liquidated damages, if any.

15. SEGMENT INFORMATION

The Company currently operates in four business segments: coated solutions, thermal and advanced technical products, security products and performance packaging. Based upon quantitative thresholds, coated solutions, thermal and advanced technical products and security products constitute the Company’s reportable segments. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, business development costs not associated with existing segments, interest income, interest expense, debt extinguishment expenses, minority interest expense and foreign currency gains and losses.

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

The thermal and advanced technical products segment consists of the thermal business as well as the development of non-thermal products and related substrates for the transaction and item identification markets. These products are widely used for point-of-sale receipts and coupons; entertainment and transportation tickets; lottery and gaming tickets; medical and industrial charts; tags for airline baggage and retail applications; and label products for shipping, warehousing, medical and clean-room applications. The Company supplies thermal and advanced technical products primarily to paper converters in North America.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The security business produces products with basic security features that make them resistant to forgery and counterfeiting. From that foundation Appleton is building a portfolio of products that incorporate security technologies including watermarks, taggants, embedded threads and fibers and machine-readable technologies. The focus of the security business is on checks and business and government documents. In December 2003, Appleton acquired BemroseBooth, located in the United Kingdom, in order to gain greater access to international security product markets. BemroseBooth is a leading provider of “mission critical” secure and specialized print services. BemroseBooth’s products include security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed promotional products such as calendars.

The Company entered the performance packaging market in 2003 by acquiring two Wisconsin-based companies that produce high-quality, custom multilayered films and commercial packaging and print and convert flexible plastic packaging materials for companies in the food processing, household and industrial products industries. During January 2005, the Company acquired New England Extrusion, a company that produces single and multilayer polyethylene films for packaging applications.

Appleton does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization as determined by Appleton for its reportable segments are as follows (dollars in thousands):

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Three Months Ended October 2, 2005	For the Three Months Ended October 3, 2004	For the Nine Months Ended October 2, 2005	For the Nine Months Ended October 3, 2004
Net sales
Coated solutions	$151,062	$153,222	$455,411	$461,640
Thermal and advanced technical products	53,436	54,005	160,371	152,570
Security products Performance packaging	33,319 24,679	25,301 11,948	90,149 71,575	79,579 34,859

Total	$262,496	$244,476	$777,506	$728,648

Operating income
Coated solutions	$17,088	$17,657	$47,397	$49,136
Thermal and advanced technical products	1,532	3,792	4,474	6,670
Security products Performance packaging	(949 1,416)	(707 563)	(4,665 3,368)	(4,380 2,312)
Unallocated corporate charges and business development costs	(4,336)	(3,694)	(17,296)	(10,836)

Total	$14,751	$17,611	$33,278	$42,902

Depreciation and amortization
Coated solutions	$11,972	$12,967	$36,738	$40,051
Thermal and advanced technical products	3,619	3,248	11,384	10,237
Security products Performance packaging	2,293 1,517	2,203 562	7,134 4,588	6,688 1,658
Business development costs	107	35	332	105

Total	$19,508	$19,015	$60,176	$58,739

16. GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior notes and senior subordinated notes (the “Notes”) which have been guaranteed by PDC (the “Parent Guarantor”) and WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc., Appleton Steam Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Limited, BemroseBooth USA Inc. and New England Extrusion Inc., each of which is a wholly-owned subsidiary of Appleton (the “Subsidiary Guarantors”). These guarantees are full, unconditional and joint and several.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a wholly-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of October 2, 2005 and January 1, 2005 and for the three and nine months ended October 2, 2005 and October 3, 2004. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

Separate financial statements for the Parent and Subsidiary Guarantors are not presented based on management’s determination that they would not provide additional information that is material to readers of these financial statements.

The new senior credit facility, the senior notes and the new senior subordinated notes place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

OCTOBER 2, 2005

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$19,908	$2,791	$3,435	$—	$26,134
Accounts receivable, net	—	94,372	22,577	6,783	—	123,732
Inventories	—	120,779	31,869	2,054	—	154,702
Other current assets	6,135	6,451	2,201	87	—	14,874

Total current assets	6,135	241,510	59,438	12,359	—	319,442

Property, plant and equipment, net	—	408,993	62,681	35	—	471,709
Investment in subsidiaries	283,676	445,181	—	—	(728,857)	—
Other assets	68,241	82,695	121,041	43	—	272,020

Total assets	$358,052	$1,178,379	$243,160	$12,437	$(728,857)	$1,063,171

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$2,441	$—	$—	$—	$2,441
Accounts payable	—	66,727	19,518	44	—	86,289
Due to (from) parent and affiliated companies	253,569	(14,965)	(238,790)	186	—	—
Other accrued liabilities	—	72,186	13,445	1,598	—	87,229

Total current liabilities	253,569	126,389	(205,827)	1,828	—	175,959

Long-term debt	—	572,105	—	—	—	572,105
Capital lease obligation	—	2,719	—	—	—	2,719
Other long-term liabilities	—	193,490	14,242	173	—	207,905
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	104,483	283,676	434,745	10,436	(728,857)	104,483

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$358,052	$1,178,379	$243,160	$12,437	$(728,857)	$1,063,171

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

JANUARY 1, 2005

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$55,892	$9,293	$4,753	$—	$69,938
Accounts receivable, net	—	88,488	35,252	6,014	—	129,754
Inventories	—	112,373	14,648	1,893	—	128,914
Other current assets	6,135	5,317	3,077	186	—	14,715

Total current assets	6,135	262,070	62,270	12,846	—	343,321

Property, plant and equipment, net	—	434,416	54,202	49	—	488,667
Investment in subsidiaries	284,329	361,172	—	—	(645,501)	—
Other assets	68,044	91,412	82,954	41	—	242,451

Total assets	$358,508	$1,149,070	$199,426	$12,936	$(645,501)	$1,074,439

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$2,500	$—	$—	$—	$2,500
Accounts payable	—	44,382	17,966	150	—	62,498
Due to (from) parent and affiliated companies	250,006	(48,590)	(202,804)	1,388	—	—
Other accrued liabilities	—	72,599	12,756	1,700	—	87,055

Total current liabilities	250,006	70,891	(172,082)	3,238	—	152,053

Long-term debt	—	596,900	—	—	—	596,900
Capital lease obligation	—	3,052	—	—	—	3,052
Other long-term liabilities	—	193,898	19,583	451	—	213,932
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	108,502	284,329	351,925	9,247	(645,501)	108,502

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$358,508	$1,149,070	$199,426	$12,936	$(645,501)	$1,074,439

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED OCTOBER 2, 2005

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$633,079	$146,459	$47,147	$(49,179)	$777,506
Cost of sales	—	474,240	112,082	44,180	(49,325)	581,177

Gross profit	—	158,839	34,377	2,967	146	196,329
Selling, general and administrative expenses	—	116,209	36,875	1,937	—	155,021
Restructuring and other charges	—	8,030	—	—	—	8,030

Operating income (loss)	—	34,600	(2,498)	1,030	146	33,278
Interest expense	7,624	47,608	2,443	—	(20,414)	37,261
Interest income	—	(10,609)	(10,458)	(18)	20,414	(671)
Intercompany royalty expense (income)	—	9,026	(9,026)	—	—	—
Income in equity investments	(5,282)	(17,170)	—	—	22,452	—
Other expense (income)	—	463	(33)	(321)	418	527

(Loss) income before income taxes	(2,342)	5,282	14,576	1,369	(22,724)	(3,839)
(Benefit) provision for income taxes	—	—	(1,677)	180	—	(1,497)

Net (loss) income	$(2,342)	$5,282	$16,253	$1,189	$(22,724)	$(2,342)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 2, 2005

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$210,399	$53,605	$14,805	$(16,313)	$262,496
Cost of sales	—	155,893	40,157	13,967	(16,360)	193,657

Gross profit	—	54,506	13,448	838	47	68,839
Selling, general and administrative expenses	—	35,986	13,787	637	—	50,410
Restructuring and other charges	—	3,678	—	—	—	3,678

Operating income (loss)	—	14,842	(339)	201	47	14,751
Interest expense	2,480	16,157	739	—	(6,673)	12,703
Interest income	—	(3,529)	(3,393)	(5)	6,673	(254)
Intercompany royalty expense (income)	—	3,005	(3,005)	—	—	—
Income in equity investments	(5,416)	(6,353)	—	—	11,769	—
Other expense (income)	—	146	16	(339)	99	(78)

Income before income taxes	2,936	5,416	5,304	545	(11,821)	2,380
Benefit for income taxes	—	—	(556)	—	—	(556)

Net income	$2,936	$5,416	$5,860	$545	$(11,821)	$2,936

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 2, 2005

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(2,342)	$5,282	$16,253	$1,189	$(22,724)	$(2,342)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	—	47,353	12,809	14	—	60,176
Other	—	10,253	483	(321)	—	10,415
Change in assets and liabilities, net	(5,784)	(27,085)	5,007	(998)	22,724	(6,136)

Net cash (used) provided by operating activities	(8,126)	35,803	34,552	(116)	—	62,113
Cash flows from investing activities:
Proceeds from sale of equipment	—	28	—	—	—	28
Acquisition of businesses	—	(68,832)	—	—	—	(68,832)
Additions to property, plant and equipment	—	(20,658)	(5,068)	—	—	(25,726)

Net cash used by investing activities	—	(89,462)	(5,068)	—	—	(94,530)
Cash flows from financing activities:
Payments of long-term debt	—	(24,854)	—	—	—	(24,854)
Payments relating to capital lease obligation	—	(503)	—	—	—	(503)
Proceeds from revolving line of credit	—	64,000	—	—	—	64,000
Payments of revolving line of credit	—	(64,000)	—	—	—	(64,000)
Due to parent and affiliated companies, net	3,563	33,625	(35,986)	(1,202)	—	—
Proceeds from issuance of redeemable common stock	9,858	—	—	—	—	9,858
Payments to redeem common stock	(5,295)	—	—	—	—	(5,295)
Increase in cash overdraft	—	9,372	—	—	—	9,372

Net cash provided (used) by financing activities	8,126	17,640	(35,986)	(1,202)	—	(11,422)
Effect of foreign exchange rate changes on cash and cash equivalents	—	35	—	—	—	35
Change in cash and cash equivalents	—	(35,984)	(6,502)	(1,318)	—	(43,804)
Cash and cash equivalents at beginning of period	—	55,892	9,293	4,753	—	69,938

Cash and cash equivalents at end of period	$—	$19,908	$2,791	$3,435	$—	$26,134

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 3, 2004

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(24,001)	$(26,450)	$20,174	$22	$6,254	$(24,001)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	—	48,435	10,293	11	—	58,739
Other	(5,675)	15,450	—	(67)	—	9,708
Change in assets and liabilities, net	37,665	10,367	(55,708)	718	(6,254)	(13,212)

Net cash provided (used) by operating activities	7,989	47,802	(25,241)	684	—	31,234
Cash flows from investing activities:
Proceeds from sale of equipment	—	214	—	—	—	214
Acquisition of businesses	—	(993)	—	—	—	(993)
Additions to property, plant and equipment	—	(16,428)	(6,431)	—	—	(22,859)

Net cash used by investing activities	—	(17,207)	(6,431)	—	—	(23,638)
Cash flows from financing activities:
Payments of senior secured notes payable	—	(167,377)	—	—	—	(167,377)
Proceeds from senior secured notes payable	—	250,000	—	—	—	250,000
Payments of senior subordinated notes payable	—	(192,958)	—	—	—	(192,958)
Proceeds from senior notes payable	—	185,000	—	—	—	185,000
Proceeds from senior subordinated notes payable	—	150,000	—	—	—	150,000
Payment of deferred payment obligation	(167,067)	—	—	—	—	(167,067)
Debt acquisition costs	—	(12,932)	—	—	—	(12,932)
Payments relating to capital lease obligation	—	(503)	—	—	—	(503)
Payments of revolving line of credit	—	(10,000)	—	—	—	(10,000)
Due to parent and affiliated companies, net	172,284	(202,621)	31,679	(1,342)	—	—
Proceeds from issuance of redeemable common stock	4,237	—	—	—	—	4,237
Payments to redeem common stock	(17,443)	—	—	—	—	(17,443)
Increase in cash overdraft	—	1,075	—	—	—	1,075

Net cash (used) provided by financing activities	(7,989)	(316)	31,679	(1,342)	—	22,032
Effect of foreign exchange rate changes on cash and cash equivalents	—	596	—	—	—	596
Change in cash and cash equivalents	—	30,875	7	(658)	—	30,224
Cash and cash equivalents at beginning of period	—	21,020	5,676	2,986	—	29,682

Cash and cash equivalents at end of period	$—	$51,895	$5,683	$2,328	$—	$59,906

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of Paperweight Development Corp. (“PDC” or the “Company”) and Appleton Papers Inc. (“Appleton”) for the fiscal quarter and nine-month period ended October 2, 2005. This discussion should be read in conjunction with the accompanying consolidated financial statements and related notes.

Appleton Papers Inc. creates product solutions for customers and end users through its development and use of coating formulations and applications as well as encapsulation, security, printing and packaging technologies. Appleton currently operates in four business segments: coated solutions, thermal and advanced technical products, security products and performance packaging.

Appleton’s carbonless business is the largest component of its coated solutions segment. The U.S. carbonless market has been in decline since 1994. Based on its assessment, Appleton believes the annual rates of decline in the U.S. carbonless market from 1994 to 1999 were between 1% and 7%, with a compound annual rate of approximately 4% during this period. On the same basis, it is estimated that the U.S. carbonless paper market declined by approximately 10% in 2000 and by approximately 8% annually from 2001 through 2004, and will decline at a compound rate of approximately 9% between 2005 and 2009. The coated solutions segment accounted for approximately 61% of total net sales in fiscal 2004.

In addition to the declining U.S. carbonless market, Appleton’s carbonless business continues to experience the impact of competitive pricing by both foreign and domestic producers. Other domestic carbonless producers, wanting to maintain or increase their market share, have continued their competitive pricing strategies. In addition, foreign competitors, who serve approximately 6% of the U.S. carbonless market, continue with their aggressive, low-price strategy to sell into the U.S. carbonless market, which also leads to a reduction in net selling prices. As a result of this increased pricing competition in recent years, Appleton has continued to experience pressure on its overall carbonless selling prices. However, during the first half of 2004, Appleton was able to implement a price increase for both rolls and sheets in the domestic and international markets that it serves. Additionally, during the fourth quarter of 2004, Appleton announced a price increase for both rolls and sheets in the domestic and international markets. This increase took effect in the first quarter of 2005. A further price increase took effect in August of 2005 for domestic carbonless sheets and for domestic and Canadian carbonless roll products.

The U.S. and Canadian thermal market experienced strong growth during the 1990s and is expected to continue growing as the advantages of thermal printing systems become more widely recognized. These advantages include their competitive cost, quiet operation, cleanliness, speed, high print quality, reliability, portability and their use of a single consumable (thermal paper) versus other printing systems, which require paper and ink or toner cartridges. Based on Appleton’s assessment, it is estimated that the annual rates of growth in the U.S. and Canadian thermal market from 1996 to 2004 were between 1% and 13% and averaged 7% for the period. Based on its assessment, Appleton believes the U.S. and Canadian thermal market will continue to grow at a compound annual rate of more than 3% between 2005 and 2009.

Appleton has also continued to experience the impact of competitive pricing in most segments of its thermal and advanced technical products business from both foreign and domestic producers. However, Appleton was able to implement two price increases for its high volume, low margin point-of-sale products in the second and third quarters of 2004. In addition, a price increase was achieved in the label product line effective as of June 28, 2004 and in the tag product line effective as of November 29, 2004. Appleton also implemented another modest price increase in its point-of-sale, label and tag product lines in the second quarter of 2005.

Over the past few years, Appleton’s management team has developed and implemented growth strategies to offset the declining nature of the U.S. carbonless market and its resulting impact on revenue and operating income. Strategies for growth include strengthening and expanding Appleton’s presence in certain growing market segments and broadening its product offerings through acquisitions. In April 2003, Appleton entered the performance packaging segment through its acquisition of C&H Packaging and American Plastics. Appleton added an international presence to its security products segment through the acquisition of BemroseBooth in December 2003. In January 2005, Appleton added to its packaging business with its acquisition of New England Extrusion. Appleton has evaluated, and will continue to evaluate, opportunities to acquire other companies that will help it achieve its business strategies.

General

Recent Acquisitions. On January 11, 2005, Appleton acquired substantially all of the assets of New England Extrusion, Inc. (“NEX”), a privately-held company with its headquarters and a production facility in Turners Falls, Massachusetts and an additional production facility in Milton, Wisconsin. The purchase price for this acquisition totaled approximately $68.8 million plus certain assumed liabilities. New England Extrusion specializes in the manufacture of single and multilayer polyethylene films for packaging applications. NEX sells its high performance films to converters and select end users in the United States and Canada who laminate, print, coat or convert films for flexible packaging applications involving food, personal care, medical and industrial products. The financial results for NEX have been included in the Company’s consolidated financial statements from the date of acquisition.

Restructuring and Other Charges. Due to the continued decline in Appleton’s carbonless business, management reviewed salaried staffing requirements in fiscal 2003. As a result of these management reviews, a salaried workforce reduction initiative was implemented in fiscal 2003. Appleton has continued to assess its staffing requirements for its headquarters operations and for its plants and mills. Further reductions occurred throughout fiscal 2004 with severance-related costs totaling $1.0 million in the first nine months of 2004 and $3.0 million for the year. On September 8, 2005, Appleton announced plans to restructure its business in order to improve its market focus, create a more streamlined organization, reduce costs and better position the Company to pursue international growth opportunities. U.S. restructuring and severance-related costs in the first nine months of 2005 totaled $5.6 million ($1.3 million in the third quarter) as a result of voluntary severance packages offered to eligible union employees at Appleton’s Roaring Spring and West Carrollton paper mills in the first quarter as well as some additional salaried employment separations occurring in the second and third quarters of 2005. In addition, BemroseBooth made the decision during the third quarter of 2005 to discontinue the traditional printing and binding portions of its information products business. BemroseBooth recorded a charge of $2.4 million for job eliminations at its Derby U.K. facility and other costs associated with this decision.

Debt Refinancing. In June 2004 Appleton completed a comprehensive, voluntary refinancing of its senior credit facility and its long-term debt. Principal components of the refinancing included a new senior credit facility, a new series of senior notes and a new series of senior subordinated notes. The new senior credit facility includes a six-year, $250 million term loan and a five-year, $125 million revolving credit facility. Appleton also issued $185 million aggregate principal amount of 8.125% Senior Notes due 2011 and $150 million aggregate principal amount of 9.75% Senior Subordinated Notes due 2014. The proceeds of the new senior credit facility were used to repay the amounts outstanding under the old senior credit facility. The balance of the proceeds of the new senior credit facility, together with the proceeds of the offering of the senior notes and the senior subordinated notes, were used to repurchase approximately $193 million, plus interest, of the approximately $200 million in aggregate principal amount outstanding of the 12.5% Senior Subordinated Notes due 2008 and the deferred payment obligation. The deferred payment obligation, which was due May 8, 2010, had accreted to $180.3 million as of June 11, 2004.

Comparison of Results of Operations for the Three-Month Periods Ended October 2, 2005 and October 3, 2004

Net Sales. Net sales for the three months ended October 2, 2005 were $262.5 million, an increase of $18.0 million, or 7.4%, compared to the prior year period. Coated solutions net sales totaled $151.1 million, a decrease of approximately $2.2 million, or 1.4%, from prior year levels. Carbonless volumes decreased approximately 2.4% from the third quarter of fiscal 2004, although improved pricing in the domestic, Canadian and international markets, on the strength of price increases implemented in 2004 and in 2005, mitigated the overall decline versus third quarter 2004 sales levels. Thermal and advanced technical products net sales were $53.4 million, a decrease of $0.6 million, or 1.1%, compared to the prior year period, primarily due to a 3.1% volume decrease. Volume growth was experienced internationally, though domestic and Canadian volumes were down somewhat from the prior year period. In addition to the overall volume decrease, average net selling prices per ton were up versus 2004 for the point-of-sale product line in total but lower for the overall label, tag and ticket product lines as mix shifts year-on-year offset price improvement for some individual grades within these lines. Security product sales were $33.3 million in the third quarter of fiscal 2005, an increase of $8.0 million, or 31.7%, from the third quarter of the prior year. This increase was due to higher sales from both BemroseBooth and the U.S.-based security products business. Performance packaging sales totaled $24.7 million in the third quarter of 2005, increasing $12.7 million, or nearly 107%, over 2004 levels. Most of the increase is attributable to sales by New England Extrusion, which was acquired on January 11, 2005 and for which there were no corresponding 2004 sales included in Appleton’s third quarter 2004 results. Combined net sales by the other two packaging companies increased by nearly 6% from prior year levels.

Gross Profit. Gross profit was $68.8 million for the third quarter of fiscal 2005, an increase of $3.0 million, or 4.5%, compared to the prior year period. The increase was due to the added contribution resulting from the acquisition of New England Extrusion along with an increase in profitability at BemroseBooth. These gains offset declines in profitability experienced in the carbonless and thermal and advanced technical products businesses. Coated solutions gross profit decreased by $1.2 million compared to 2004 results, due primarily to lower volumes and higher raw material and utility costs, offset in part by improved pricing and ongoing cost reduction efforts. Thermal and advanced technical products experienced a $1.1 million decline in gross profit relative to the third quarter of 2004 due to decreased sales volumes, higher raw material costs and the short-term manufacturing cost impacts associated with some scheduled equipment shutdowns. These cost increases were partially offset by some modest improvements in product mix relative to the third quarter of fiscal 2004. Gross profit on security products increased by $2.7 million due to the higher sales volumes at BemroseBooth and in the U.S.-based security products business. Gross profit in the performance packaging segment increased by $2.2 million over the third quarter of fiscal 2004 with the increase wholly attributable to the acquisition of NEX. Total Company gross profit margin was 26.2% for the third quarter of fiscal 2005 as compared to 26.9% for the third quarter of fiscal 2004.

Selling, General and Administrative. Selling, general and administrative expenses for the third quarter of fiscal 2005 were $50.4 million, an increase of $2.4 million, or 4.9%, compared to the prior year period. Distribution costs for the third quarter of fiscal 2005 increased by $1.4 million, or 9.3%, compared to the third quarter of 2004 due to the addition of the NEX business and increased fuel costs. Other selling, general and administrative expenses increased $1.0 million, or 2.9%, from third quarter 2004 levels. Within this category, reductions in central headquarters costs largely offset the additional expenses due to the NEX acquisition, a modest increase at BemroseBooth and a $0.3 million increase in amortization expense due to the amortization of intangible assets acquired as part of the NEX acquisition.

Restructuring and Other Charges. Appleton has continued selective workforce reductions, pursuant to a program begun in fiscal 2003. During the third quarter of fiscal 2005, Appleton recognized employee termination costs of $1.3 million versus the $0.2 million recognized in the comparable 2004 period. The third quarter 2005 results reflect the anticipated cost of severance benefits owed to those employees terminated during the period as part of Appleton’s announced restructuring. In addition, BemroseBooth made the decision during the third quarter of 2005 to discontinue the traditional printing and binding portions of its information products business. BemroseBooth recorded a charge of $2.4 million for job eliminations at its Derby U.K. facility and other exit costs associated with this decision.

Operating Income. Operating income for the third quarter of fiscal 2005 was $14.8 million, a decrease of $2.9 million, or 16.2%, compared to the prior year period. Operating income as a percentage of net sales for the third quarter of fiscal 2005 was 5.6% as compared to 7.2% of net sales for the third quarter of 2004. Coated solutions operating income for the third quarter of fiscal 2005 decreased $0.6 million compared to the prior year period, primarily due to decreased carbonless volumes and higher raw material prices, which were partially offset by improved selling prices and continuing cost reduction efforts. Thermal and advanced technical products operating income for the third quarter of fiscal 2005 decreased by $2.3 million in comparison to the third quarter of 2004 reflecting lower sales volumes, higher raw material costs and the cost impacts of scheduled equipment shutdowns. The security products segment experienced an increase in its operating loss of $0.2 million. Reductions in operating losses for both BemroseBooth and Appleton’s U.S. security products business were more than offset due to restructuring charges recorded at BemroseBooth. The performance packaging segment’s operating income for the third quarter of fiscal 2005 increased by $0.9 million. The operating income added by the acquisition of NEX and the performance of American Plastics’ business relative to the prior year was partially offset by a decline in operating income at the film converting operation related to softness at a few of its key customers and as a result of a major product transition at its largest customer. Business development and other unallocated costs were $0.6 million higher than the prior year period, a function of a $1.1 million increase in U.S. restructuring costs compared to 2004, partially offset by a $0.5 million reduction in business development spending.

Interest Expense. Interest expense for the third quarter of fiscal 2005 was $12.7 million, an increase of $1.2 million compared to the prior year period. The major components of interest expense are detailed in the table below. The one notable change in comparing the third quarters of fiscal 2005 and 2004 is the increase in interest on term loans as the variable interest rates applicable to these loans have slowly climbed in response to the increase in the Fed Funds rate.

Interest Expense

	Third Fiscal Quarter
	2005	2004
	(dollars in millions)
Interest expense—term loans	$3.4	$2.4
Interest expense—senior notes	3.8	3.8
Interest expense—senior subordinated notes	3.9	3.9
Interest expense—deferred debt expense	0.6	0.4
Interest expense—Fox River accretion	0.4	0.3
Interest expense—other	0.6	0.5

Total interest expense	$12.7	$11.3

Benefit for Income Taxes. In connection with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state income tax purposes. As a result of these elections, Appleton expects to incur no future U.S. income tax liability and minimal state income tax liabilities. The American Plastics and C&H Packaging subsidiaries acquired in 2003, as well as New England Extrusion, acquired in January 2005, are eligible for such treatment. Appleton’s Canadian subsidiary and BemroseBooth, a company registered in the U.K. and subject to U.K. Inland Revenue tax laws, are not eligible for treatment as qualified subchapter S subsidiaries. As a result, Appleton may incur a foreign tax liability. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If Appleton sells a material portion of its assets within that ten-year period, Appleton could be subject to a significant tax liability.

An income tax benefit of $0.6 million was recognized in the third quarter of fiscal 2005 as compared to an income tax benefit of $0.3 million in the prior year period. The net benefit in both years is primarily attributable to the net operating losses of BemroseBooth through the third quarter of each year.

Net Income. Net income of $2.9 million was recorded for the third quarter of fiscal 2005 versus net income of $6.4 million in the third quarter of fiscal 2004. Major factors in this decrease include the $3.0 million increase in gross profit described above, owing in part to the NEX acquisition, which was offset by the $2.4 million increase in selling, general and administrative expenses and the $3.5 million increase in restructuring charges in the third quarter of fiscal 2005 as compared to the same period in 2004.

Comparison of Results of Operations for the Nine-Month Periods Ended October 2, 2005 and October 3, 2004

Net Sales. Net sales for the nine months ended October 2, 2005 were $777.5 million, an increase of $48.9 million, or 6.7%, compared to the first nine months of 2004. Coated solutions net sales were $455.4 million, a decrease of $6.2 million, or 1.3%, compared to the prior year period. Carbonless volumes were off by 3.6% from the first nine months of 2004. Higher average net selling prices in the domestic, Canadian and international markets along with mix factors offset some of the overall volume decline. Thermal and advanced technical products net sales were $160.4 million, an increase of $7.8 million, or 5.1%, compared to the prior year period on a volume increase of 2.2% for the first three quarters of 2005 along with improved pricing in certain grades and a mix shift away from point-of-sale grades toward the higher-priced tag and ticket grades. Sales in Appleton’s security products segment totaled $90.1 million, an increase of $10.6 million over the 2004 period. This increase was due to higher sales from both BemroseBooth and the U.S.-based security products business. Performance packaging sales totaled $71.6 million, an increase of $36.7 million for the first nine months of 2005 versus last year, with all of the increase attributable to the acquisition of New England Extrusion.

Gross Profit. Gross profit was $196.3 million for the nine months ended October 2, 2005, an increase of $4.7 million, or 2.5%, compared to the prior year period. The increase was due primarily to the addition of the results of NEX and an additional $3.7 million in gross profit at BemroseBooth. These gains versus 2004 were largely offset by an approximately $5.8 million gross profit decline in coated solutions, resulting from volume declines relative to 2004 along with increasing raw material and utility costs. Other offsets included a decrease of approximately $1.0 million in gross profit attributable to the other performance packaging businesses due to declines experienced at the film converting operation related to softness at a few of its key customers and as a result of a major product transition at its largest customer. Total Company gross profit margin was 25.3% for the first three quarters of 2005 as compared to 26.3% for the first three quarters of 2004.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended October 2, 2005 were $155.0 million, an increase of $7.3 million, or 5.0%, compared to the prior year period. Distribution costs for the first nine months of 2005 increased by $4.5 million, or 9.7%, compared to the first nine months of 2004. The NEX acquisition added approximately $1.6 million of distribution costs versus 2004 levels. Increased freight rates and higher levels of international shipments in both the carbonless and thermal and advanced technical products businesses were the other major factors in the increase relative to results for the first three quarters of 2004. During the first nine months of 2005, other selling, general and administrative expenses increased by $2.9 million, or 2.8%. Major factors in this increase include the addition of $2.0 million in expenses recorded at NEX, an additional $2.1 million of increased selling expenses and business development costs at BemroseBooth and an increase of $0.3 million in amortization expense. The increase in amortization expense was associated with the NEX acquisition. Central headquarters costs were $2.7 million lower relative to 2004 expense levels.

Restructuring and Other Charges. Appleton has continued selective workforce reductions, pursuant to a program begun in fiscal 2003. The cost of this program, which includes severance costs and outplacement services, was $5.6 million for the first nine months of fiscal 2005 as a result of voluntary severance packages offered to eligible union employees at Appleton’s Roaring Spring and West Carrollton paper mills in the first quarter as well as some additional salaried employment separations occurring in the second and third quarters of 2005. In addition, BemroseBooth made the decision during the third quarter of 2005 to discontinue the traditional printing and binding portions of its information products business. BemroseBooth recorded a charge of $2.4 million for job eliminations at its Derby U.K. facility and other costs associated with this decision. Severance costs of $1.0 million were recognized during the first three quarters of fiscal 2004.

Operating Income. Operating income for the nine months ended October 2, 2005 was $33.3 million, a decrease of $9.6 million, or 22.4%, compared to the prior year period. Operating income as a percentage of net sales for the first nine months of 2005 was 4.3% as compared to 5.9% of net sales for the prior year period. Coated solutions operating income for the nine months of 2005 was $47.4 million, a decrease of $1.7 million compared to the prior year period, primarily due to the overall decline in carbonless revenues and increasing raw material and utility costs. Thermal and advanced technical products operating income for the first nine months of 2005 was $4.5 million, a decrease of $2.2 million compared to the prior year period resulting from increased raw material costs and the manufacturing cost impacts associated with some short-term equipment shutdowns that occurred during the first three quarters of 2005. The security products business recorded an operating loss of $4.7 million, $0.3 million worse than the prior year period. The seasonality of BemroseBooth’s business is a major factor in the nine-month losses for both years, although 2005 year-to-date results were heavily impacted by the restructuring charges discussed above. Performance packaging reported operating income of $3.4 million, an increase of $1.1 million over the first nine months of 2004. The positive impact of adding NEX’s results was partially offset by softness at a few key customers of C&H Packaging and the effects of a major product transition by C&H’s largest customer. NEX also incurred $0.4 million of nonrecurring purchase accounting expenses in the first quarter of 2005. Unallocated corporate charges and business development costs for the first three fiscal quarters of 2005 increased by $6.5 million as compared to the prior year period due to a $4.5 million increase in costs associated with Appleton’s U.S. restructuring program and a $2.0 million increase in spending on technology development efforts, market strategy development work and other new business opportunities.

Interest Expense. Interest expense for the nine months ended October 2, 2005 was $37.3 million, a decrease of $0.7 million compared to the prior year period. The June 2004 refinancing eliminated the deferred payment obligation and all but $7.0 million of the old senior subordinated notes and resulted in a reduced interest rate on the new senior subordinated notes. These effects were largely offset by the addition of a senior note series and an increase in term loan balances, both as a result of the refinancing, and a gradual increase in the variable interest rates at which the term loans are priced.

Interest Expense

	First Nine Months
	2005	2004
	(dollars in millions)
Interest expense—term loans	$9.8	$5.6
Interest expense—senior notes	11.3	4.8
Interest expense—senior subordinated notes	11.7	15.8
Interest expense—deferred debt expense	1.4	1.9
Interest expense—deferred payment obligation	—	7.5
Interest expense—Fox River accretion	1.1	1.0
Interest expense—other	2.0	1.2

Total interest expense	$37.3	$37.8

Debt Extinguishment Expenses. Total debt extinguishment expenses recorded during the first nine months of 2004 were $30.8 million, all of which was recognized in the second quarter, as described above, and all of which was attributable to Appleton’s June 2004 debt refinancing. Appleton wrote off $4.6 million in deferred debt issuance costs related to prior debt issues, paid a $37.2 million premium in conjunction with the repurchase of its outstanding 12.5% Senior Subordinated Notes and $2.2 million in related fees. Appleton realized a $13.2 million discount on the repayment of Appleton’s deferred payment obligation to AWA, which was netted against the debt extinguishment expenses.

Interest Income. Interest income for the nine months ended October 2, 2005 was $0.7 million, a decrease of $1.0 million compared to the prior year period. The decrease is almost wholly attributable to the fact that the 2004 nine-month results included approximately $1.2 million of interest income realized from federal and state income tax refunds, $1.1 million more than was recorded through the first nine months of 2005. Partially offsetting the reduction attributable to interest on tax refunds was the fact that Appleton earned an additional $0.2 million on its short-term investments in the first nine months of 2005 versus the prior year period, largely due to the higher interest rates available on those short-term investments in 2005 relative to 2004.

Foreign Exchange (Gain) Loss. For the first nine months of 2005 Appleton recognized a foreign exchange loss of $0.5 million versus a $1.4 million loss in the prior year period. The 2005 loss is a result of the revaluation of receivables. In 2004, the Canadian dollar weakened from the beginning of the year, which resulted in losses upon revaluation of receivables. Also in the first three quarters of 2004, Appleton experienced a $0.6 million exchange loss on the revaluation of the intercompany note that exists between Appleton Papers and Rose Holdings as a result of the Bemrose acquisition.

Benefit for Income Taxes. In connection with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state income tax purposes. As a result of these elections, Appleton expects to incur no future U.S. income tax liability and minimal state income tax liabilities. The American Plastics and C&H Packaging subsidiaries acquired in 2003, as well as New England Extrusion, acquired in January 2005, are eligible for such treatment. Appleton’s Canadian subsidiary and BemroseBooth, a company registered in the U.K. and subject to U.K. Inland Revenue tax laws, are not eligible for treatment as qualified subchapter S subsidiaries. As a result, Appleton may incur a foreign tax liability. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If Appleton sells a material portion of its assets within that ten-year period, Appleton could be subject to a significant tax liability.

Appleton’s U.K. subsidiary, BemroseBooth, recognized an estimated tax benefit of $1.8 million based on its operating loss for the nine-month period. This was partially offset by a $0.3 million tax provision relating to the operations of Appleton’s Canadian subsidiary and NEX.

Net Loss. The net loss for the nine months ended October 2, 2005 was $2.3 million compared to a loss of $24.0 million for the prior year period. The loss for the first three fiscal quarters of 2005 reflects, primarily, the $8.0 million in restructuring charges. Other factors include the slight drop in gross profit margin and the 5.0% increase in selling, general and administrative expenses. The 2004 loss was largely a result of the recognition of $30.8 million in debt extinguishment expenses during the first half of 2004.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities for the first nine months of 2005 was $62.1 million with depreciation and amortization charges contributing $60.2 million of the total operating cash flow. The $2.3 million net loss for the period was more than offset by the $6.1 million in noncash employer matching contributions to the KSOP recognized during the first three fiscal quarters of 2005. Operating cash flow was reduced by an increase of $21.0 million in inventories due to a $11.0 million increase at BemroseBooth, reflecting seasonal build, an approximately $9.0 million increase in inventories at Appleton, primarily in the finished goods category, and modest increases in total inventories at both C&H Packaging and American Plastics. This excludes the increase in inventories attributable to the acquisition of NEX, which is reflected in cash flows from investing activities. Inventories grew at Appleton in the thermal and advanced technical products business due to the building of safety stock for equipment shutdowns taken in the third quarter and due to lower demand for thermal products used in point-of-sale transactions, a result of the Gulf Coast hurricanes and competitive pricing pressures. Receivables increased by $1.9 million, the net effect of BemroseBooth collecting against its year-end balances and its subsequent rate of sales, reducing its trade receivables by $16.9 million, while trade receivables at Appleton increased by approximately $10.8 million due to the level of sales in the latter portion of the third quarter of 2005 as compared to the fourth quarter of 2004. Accounts payable and other accrued liabilities increased by $10.9 million at the end of the third quarter of 2005, primarily as a result of Appleton’s active management of its working capital to maximize debt repayment. A $4.5 million increase in accrued pension liabilities was another significant source of operating cash flow during the first three fiscal quarters of 2005.

Net cash provided by operating activities for the first nine months of 2004 was $31.2 million. Depreciation and amortization charges of $58.7 million more than offset the $24.0 million net loss for the period. Appleton recognized $6.0 million in noncash employer matching contributions for the purchase of Company stock during the nine months of 2004. Appleton also incurred $4.6 million in debt extinguishment expenses in conjunction with the refinancing. An increase in working capital for the first three quarters of 2004 decreased operating cash flows by $13.0 million. Inventories increased by $14.7 million due to an $11.6 million increase at BemroseBooth, reflecting seasonal build, and moderate increases in finished goods inventories at Appleton’s distribution centers and at the packaging companies. Appleton recorded $7.7 million of accretion in deferred payment and capital lease obligations prior to retiring the deferred payment obligation as part of the refinancing transactions during the second quarter of 2004.

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

Cash Flows from Investing Activities. Net cash used by investing activities in the first nine months of 2005 totaled $94.5 million. Of this amount, $25.7 million represented capital spending and $68.8 million was used for the acquisition of NEX. Net cash used by investing activities was $23.6 million for the first three quarters of 2004. Of this amount, $22.9 million related to spending on capital projects.

Cash Flows from Financing Activities. On June 11, 2004, Appleton completed a voluntary refinancing of its debt. The new senior credit facility includes a six-year, $250 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which is initially set at 1.25% for base rate loans and 2.25% for LIBOR loans, but which is determined by reference to a pricing grid for subsequent quarters. Mandatory principal payments of approximately $587,000 (after recognizing adjustments for the optional prepayments made in the second and third quarters of 2005) are due quarterly, with the remaining balance due in equal installments on March 31, 2010 and June 11, 2010. It also includes a five-year, $125 million revolving credit facility. The new senior credit facility contains covenants under which certain minimum leverage and coverage ratios must be met. Based upon current estimates, Appleton expects to be in compliance with these covenants throughout the remainder of 2005. As part of the 2004 refinancing, Appleton also issued $185 million aggregate principal amount of 8.125% Senior Notes due 2011 and $150 million aggregate principal amount of 9.75% Senior Subordinated Notes due 2014. The proceeds of the new senior credit facility were used to repay the amounts outstanding under the old senior credit facility, plus interest, of Term Loan A and Term Loan D of $14.0 million and $130.7 million, respectively. The balance of the proceeds of the new senior credit facility, together with the proceeds of the offering of the senior notes and senior subordinated notes, were used to repurchase approximately $193 million, plus interest, of the approximately $200 million 12.5% Senior Subordinated Notes due 2008 and the deferred payment obligation. The deferred payment obligation, which was due May 8, 2010, had accreted at 10% per annum to $180.3 million as of June 11, 2004. AWA discounted this obligation by $13.2 million and accepted $167.1 million as payment in full of the obligation.

Net cash used by financing activities was $11.4 million for the first three fiscal quarters of 2005. Appleton made mandatory debt repayments on its outstanding term loans of $1.9 million in the first nine months of 2005. Appleton also made payments of $64.0 million to clear its revolver borrowings in the same amount, made additional voluntary payments of $15.0 million against the outstanding term loans and purchased $8.0 million of its senior notes. Payments to redeem shares of redeemable common stock related to employee requests for diversification and distributions upon retirement or termination totaled $5.3 million in the first nine months of 2005. Share redemptions were at a lower level than in the first three fiscal quarters of 2004 as Appleton converted some of the 2005 redemption requests to five-year installment payments, as permitted under the terms of the ESOP. Appleton received net proceeds of $9.9 million from the sale of Paperweight Development redeemable common stock. The ESOP trustee purchased this stock with pretax deferrals, rollovers and loan payments made by employees during the last six months of 2004 and the first six months of 2005. The new senior credit facility and cash flows from operations are expected to be adequate to meet Appleton’s forecasted liquidity needs.

Net cash provided by financing activities was $22.0 million for the first three quarters of 2004. Prior to the June 11, 2004 refinancing, Appleton made mandatory debt repayments of $22.1 million, plus interest, during 2004 on its outstanding term loans. Following the refinancing Appleton made an additional $0.6 million in mandatory debt repayments. In addition to the refinancing described immediately above, Appleton also made payments of $10.0 million to retire revolver borrowings and paid $17.4 million to redeem Paperweight Development stock. In the first nine months of 2004, Appleton received net proceeds of $4.2 million from the sale of Paperweight Development redeemable common stock. The ESOP trustee purchased this stock at $23.36 per share with pretax deferrals, rollovers and loan payments made by employees during the first six months of 2004.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” The standard adopts the view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the meaning of the term ‘normal capacity’ was clarified. The provisions of SFAS 151 are applicable to inventory costs incurred by Appleton beginning in 2006 and are not expected to have a significant effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” SFAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance (as defined). This standard is effective for nonmonetary asset exchanges made by Appleton beginning in 2006 and is not expected to have a significant effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment: an amendment of FASB Statements No. 123 and 95.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is required to adopt SFAS No. 123(R) in its first quarter of its next fiscal year. The Company is currently evaluating the potential effects of this standard on its equity-based compensation arrangements.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

For information regarding Appleton’s quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10-K dated March 24, 2005 (Reg. No. 333-82084). There have been no material changes in Appleton’s quantitative or qualitative exposure to market risk from that described in the Form 10-K.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that Appleton anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside of Appleton’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under the heading “Risk Factors” in Appleton’s Annual Report on Form 10-K dated March 24, 2005, under the heading “Special Note Regarding Forward-Looking Statements” in Appleton’s Quarterly Report on Form 10-Q dated May 18, 2005 and as may be described from time to time in Appleton’s subsequent SEC filings, which factors are incorporated herein by reference. Appleton disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II—OTHER INFORMATION

Item 6—Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Statement of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Statement of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Statement of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Statement of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC.
(Registrant)

Date: November 15, 2005	/S/ DALE E. PARKER
Dale E. Parker Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.
(Registrant)

Date: November 15, 2005	/S/ DALE E. PARKER
Dale E. Parker Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)