Form 10-K
period 2005-12-31
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2006-03-17
CIK 1144326, 1166365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For The Transition Period From              To             .

Commission file numbers: 333-82084-01

                                         333-82084

PAPERWEIGHT DEVELOPMENT CORP.	APPLETON PAPERS INC.
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)

39-2014992	36-2556469
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

825 East Wisconsin Avenue, P.O. Box 359, Appleton, Wisconsin	54912-0359
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 734-9841

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if either of the registrants is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.     Yes  ☐    No  ☒

Indicate by check mark if either of the registrants is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether either of the registrants is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of February 28, 2006, 11,937,747 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of February 28, 2006, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Documents incorporated by reference: None.

Appleton Papers Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

PART I

Unless stated to the contrary or the context requires otherwise, all references in this report to “Appleton,” “we,” “us,” “company,” or “our” refer to Appleton Papers Inc. and our subsidiaries and predecessors. Appleton Papers Inc. is a wholly-owned subsidiary of Paperweight Development Corp., which we refer to as “Paperweight Development” in this report.

Item 1. Business

Overview

Appleton Papers Inc. creates product solutions for customers and end users through its development and use of coating formulations and applications as well as encapsulation, security, printing and packaging technologies. We operate in five reportable segments: coated solutions, thermal papers, security papers, secure and specialized print services, and performance packaging. The performance of these five segments is described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

In April 2005, we appointed a new chief executive officer, Mark R. Richards, to succeed Douglas P. Buth. In the months immediately following Mr. Richards’ appointment, he and the senior management team defined and communicated a new mission statement for the company to focus the company on our technical papers and packaging businesses and to place a greater priority on serving international markets. We identified four strategic platforms for the company to build greater focus on and alignment with the company’s new mission. Those platforms are Customer Focused Quality (CFQ), Operational Excellence, Growth, and People Development.

• Customer Focused Quality. CFQ means we are passionate in learning about and consistently meeting the needs of our customers in each segment of our businesses. The CFQ platform is all about using market insight to be better than anyone else at understanding our customers’ needs. CFQ includes placing our customers into meaningful segments so that we can deliver the right balance of product quality, service and price with the highest level of efficiency.

• Operational Excellence. The Operational Excellence platform ensures that we consistently deliver value to both our customers and shareholders. Operational Excellence is a discipline focused on four critical operational components: safety, environment, quality and productivity. Our emphasis on employee safety demonstrates that we highly value our people. The attention to detail required to achieve employee safety excellence leads to excellence in all aspects of the company. Further, we respect the communities in which we have operations and are implementing environmental initiatives, such as ISO 14001, to promote the continuous improvement of our environmental standards at all Appleton sites. Quality is all about process control and the discipline to do things right the first time. Productivity is a commitment to eliminate waste from processes using tools such as lean manufacturing and Six Sigma. These tools are data-driven, methodical programs of continuous improvement designed to eliminate waste, to reduce process variation, and to eliminate costs throughout the company, including in administrative areas.

• Growth. The Growth platform is all about identifying new business opportunities that leverage our existing products, markets, and core competencies. Market insight into customer needs will drive our investment decisions for growth. The extent of our analysis and validation of customer needs will increase in proportion to the amount of money we invest in any one development effort. Our acquisition strategy will also closely align with this criteria. Future acquisitions must leverage one or more of our core competencies and extend our business into known markets or products.

• People Development. We established a People Development platform to ensure ongoing and systematic development of our future managers and future leaders. If people do not grow, the company will not grow. To achieve our people development goals, we will perform annual leadership and management assessments and define management and technical career tracks. In addition, we intend to establish a series of diversity and employee development initiatives aimed at improving organizational and individual employee performance. Leadership development not only drives our business, but also the culture that supports our business.

In connection with the company’s new strategic focus, in September 2005, we announced a management reorganization to improve our market focus, streamline our organizational structure, reduce costs and position the company to pursue international growth opportunities. As a result, we created three management divisions: technical papers, which includes our coated solutions, thermal papers and security papers segments; performance packaging; and international.

Our coated solutions, thermal papers and security papers segments comprise our technical papers division. Our performance packaging division includes the performance packaging businesses of our three subsidiaries, American Plastics Company, Inc., or American Plastics, C&H Packaging Company, Inc., or C&H Packaging, and New England Extrusion Inc., or New England Extrusion. Our international division includes Appleton’s British subsidiary, BemroseBooth, as well as a sales and marketing team focused on increasing international sales of our technical papers division. The restructuring is consistent with our new mission and promotes effective management by integrating managerial and administrative functions of our business segments, as well as positioning the company to serve international markets.

Each division is, or will be, headed by a vice president or president who is responsible for managing all aspects of the operations and sales within the division. In October 2005, Sarah T. Macdonald joined the company as Vice President and General Manager of the international division. In January 2006, M. Kathleen Bolhous joined Appleton as Vice President and General Manager of performance packaging. We soon expect to appoint a president for our technical papers division. In the interim, James H. McDermott, Vice President and General Manager of our coated solutions and security papers segments, and John R. Depies, Vice President and General Manager of our thermal papers segment, jointly manage the sales, marketing and administration functions of the technical papers division, while Mark R. Richards, chief executive officer, oversees the manufacturing operations.

We also appointed two additional members to our senior management team. Kent E. Willetts joined the company as Vice President of marketing and strategy in November 2005. In this newly created position, Willetts is responsible for leading the transformation of our marketing and strategic planning capabilities across the entire organization as well as instituting marketing best practices. He will develop and drive the company’s strategic planning process, lead development of joint venture, affiliation, licensing and partnership opportunities and assume executive responsibility for Appleton’s technical development efforts. In January 2006, we appointed Angela M. Tyczkowski as Vice President, Secretary and General Counsel.

During 2005, we eliminated 94 positions as a result of restructuring our U.S. business. BemroseBooth announced its exit from the traditional printing and binding portions of its information products business in the third quarter of fiscal 2005. Separately, BemroseBooth also announced in the fourth quarter of fiscal 2005 an organizational restructuring to increase market focus, centralize its operating structure and position the company to pursue growth in print services. By the end of 2005, BemroseBooth eliminated 54 positions and currently expects a net elimination of approximately 26 additional positions during 2006.

Technical Papers

Coated Solutions

Our carbonless business is the largest component of our coated solutions business. We produce the NCR PAPER* brand of carbonless paper and we believe we are the world’s largest producer of carbonless paper. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. As part of our coated solutions business, we produce coated products for point-of-sale displays and other design and print applications. We also offer customers custom coating solutions and the potential for strategic partnerships through our engineered manufacturing solutions, or toll coating, program. This program focuses on our ability to apply barrier and/or printable coatings to substrates.

Thermal Papers

The thermal papers business focuses on the development of substrates for the transaction and item identification markets. We believe we are the largest manufacturer of direct thermal papers in North America. Our products are widely used for point-of-sale receipts and coupons; entertainment and transportation tickets; lottery and gaming tickets; engineering, medical and industrial charts; tags for airline baggage and retail applications; and label products for shipping, warehousing, medical and clean-room applications.

Security Papers

Our security business, which is headquartered in the United States, produces products with basic security features that make them resistant to forgery and counterfeiting. From that foundation we are building a portfolio of products that incorporates security technologies including watermarks, taggants, embedded threads and fibers, and machine-readable technologies to serve global markets. We focus on checks and business and government documents.

Secure and Specialized Print Services

BemroseBooth Group Limited, or BemroseBooth, based in Derby, England, provides business critical products with security features and specialized print management services to the transactional services, secure logistics and promotional products markets. The company’s products include security-printed vouchers and payment cards, mass transit and car parking

*	NCR PAPER is a registered trademark licensed to Appleton.

tickets, variable data labeling, high-integrity mailing and printed calendars. The company also offers print management services, such as creative design, product sourcing and stock and logistics management, through a network of external suppliers.

Performance Packaging

C&H Packaging, based in Merrill, Wisconsin, prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. American Plastics, based in Rhinelander, Wisconsin, produces high-quality, custom multilayered films and commercial packaging.

In January 2005, we acquired the assets of New England Extrusion (Turners Falls, Massachusetts, and Milton, Wisconsin), a company that produces single and multilayer polyethylene films for packaging applications. New England Extrusion’s polyethylene films complement the high barrier coextruded films American Plastics produces. By sharing their capabilities American Plastics and New England Extrusion will be able to expand their abilities to design and produce film products with customer-specified properties.

Company Background

Paperweight Development was incorporated in Wisconsin on December 28, 2000. Appleton was incorporated in Delaware in July 1965 and is the primary operating subsidiary of Paperweight Development.

Company History

Appleton Coated Paper Company, or ACPC, began operations in 1907 in Appleton, Wisconsin. In 1953, ACPC began working with National Cash Register Company, which later changed its name to NCR Corporation, or NCR, on the development and production of carbonless paper. In 1954, NCR began marketing its NCR PAPER* brand of carbonless paper, which ACPC manufactured.

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

On November 9, 2001, as discussed in more detail below, the Appleton employees acquired the company from Arjo Wiggins Appleton p.l.c. through the use of an employee stock ownership plan. Effective February 3, 2003, we changed our trade name to Appleton and adopted the tagline, “What Ideas Can Do®.” We have retained Appleton Papers Inc. as our legal name.

The KSOP and the ESOP

The Appleton Papers Retirement Savings and Employee Stock Ownership Plan, which we refer to as the KSOP or the plan, includes a separate employee stock ownership plan component, which we refer to as the ESOP or the Company Stock Fund. The KSOP is a tax-qualified retirement plan that is available to our U.S. employees. The ESOP component of the KSOP is a tax-qualified employee stock ownership plan that has invested and will invest in Paperweight Development common stock.

In late 2001, approximately 90% of our employees invested approximately $107 million in the Company Stock Fund. On November 9, 2001, State Street Global Advisers, acting as the ESOP trustee, purchased 100% of the common stock of Paperweight Development. Paperweight Development simultaneously used all the proceeds from the sale of those shares of common stock to finance a portion of the purchase price of the acquisition described below.

Our Acquisition from Arjo Wiggins

On November 9, 2001, Paperweight Development and a wholly-owned subsidiary, acquired Appleton from Arjo Wiggins Appleton p.l.c., which is now known as Arjowiggins SAS, and which we refer to in this report as “Arjowiggins,” a European manufacturer of paper products, and two of its subsidiary holding companies, which we sometimes refer to as the sellers or affiliates of Arjowiggins. We refer to this transaction as the “acquisition.” The purchase price was $810 million, plus proceeds of $7.4 million from the sale of our Camp Hill, Pennsylvania, facility. We are now a wholly-owned subsidiary of Paperweight Development and the ESOP owns 100% of the shares of common stock of Paperweight Development. Paperweight Development has elected to be treated as a subchapter S corporation for federal and, where recognized, state and local income tax purposes and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for federal and, where recognized, state and local income tax purposes. This tax treatment, together with 100% ownership of Paperweight Development’s common stock by the tax-exempt ESOP, has resulted in substantial corporate tax savings and enhanced cash flow. Paperweight Development does not conduct any business apart from undertaking matters incidental to its ownership of the stock of its subsidiaries and matters relating to the ESOP and taking actions required to be taken under ancillary acquisition agreements.

Acquisitions and Dispositions

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

In December 2003, we acquired Bemrose Group Limited, a privately-held company headquartered in Derby, England. The group’s operating unit, BemroseBooth, produces security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailings and printed calendars. The company also offers print management services through a network of external suppliers.

In January 2005, we acquired New England Extrusion, Inc., located in Turners Falls, Massachusetts, and Milton, Wisconsin, a company that produces single and multilayer polyethylene films for packaging applications.

In the fourth quarter of fiscal 2005, BemroseBooth exited the traditional printing and binding portions of its information products business. The decline in the volume of printed industrial catalogs and directories made it increasingly difficult to sustain in-house manufacturing of those products.

Our strategy for growth includes strengthening and expanding our presence in certain market segments and broadening our product offerings through acquisitions. We have evaluated and will continue to evaluate opportunities to acquire other companies that will help us achieve our business strategies. As a result, we may engage in discussions or, in some cases, negotiations with prospective targets and may make future acquisitions. Any such acquisitions will be subject to limitations contained in our debt instruments. Generally, we will not comment on such discussions or possible acquisitions until after a definitive agreement has been executed.

Business Segments

Financial information concerning our reportable business segments for fiscal 2004 and 2003 have been revised to reflect the new segment reporting implemented in late fiscal 2005. For financial information regarding our business segments, refer to Note 21 of Notes to Consolidated Financial Statements contained below in “Item 8. Financial Statements and Supplementary Data.”

Technical Papers

Coated Solutions

Our coated solutions segment combines the operations of our carbonless business, which accounted for more than 56% of our total net sales in fiscal 2005, with our specialty business which includes our business of engineered manufacturing solutions, or toll coating services.

Carbonless products are sold in rolls, which account for approximately 80% of volume sold, and in sheets, which account for approximately 20% of volume sold.

We sell our carbonless roll and sheet products under the NCR PAPER* brand. We offer over 500 grades of carbonless roll and sheet products with nearly 4,000 stock keeping units differentiated by grade, width, length, color and basis weight. We believe we have the broadest carbonless product line in the industry.

We sell more than half of our carbonless roll products directly to converters and business forms printers who print carbonless forms and nearly all of our carbonless sheet products to merchant distributors who stock and sell carbonless paper to printers.

Our specialty papers business, which includes specialty coated printing papers and our engineered manufacturing solutions, or toll coating services, had net sales of approximately $18 million in fiscal 2005.

Coated Solutions Products Description

NCR PAPER* brand carbonless paper is similar in composition to high-quality bond paper. The major component in both is cellulose. The remainder is filler and sizing materials added to give the desired surface appearance and characteristics. What makes carbonless paper different from bond paper are the coatings used to manufacture it. Coatings used to make carbonless paper are composed of adhesives, inert fillers, microencapsulated dyes, coreactants and other materials used to ensure a smooth, uniform printing surface. These coatings enable a copy to be made without using carbon paper or other copying materials.

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

Based on our assessment, we believe the annual rates of decline in the U.S. carbonless market from 1994 to 1999 were between 1% and 7%, with a compound annual rate of approximately 4% during this period. On the same basis, we believe that the U.S. carbonless paper market declined by approximately 10% in 2000 and by approximately 8% percent annually from 2001 through 2004. Over the next five years, we believe the U.S. market decline will continue at rates generally similar to what have occurred historically. We believe global market demand for carbonless paper products will decline by approximately 2% to 3% annually between 2005 and 2009. We attribute these varying rates of decline to fluctuations in the number of commercial transactions in which carbonless products are used, as well as changes in technological substitution rates.

Coated Solutions Competitors

In addition to Appleton, other significant carbonless paper producers include NewPage Corporation, Arjowiggins SAS, Mitsuibishi Paper Mills Company Ltd., Asia Pulp and Paper Co. Ltd., Koehler AG, Nippon Industries Co. Ltd., Oji Paper Co. Ltd., Zanders GmbH, and Nekoosa Coated Products, LLC. In the carbonless market, Appleton competes primarily on the basis of product quality, service and price. In fiscal 2005, we believe we had approximately a 15% share of the world’s carbonless market.

In May 2005, MeadWestvaco Corporation completed the sale of its paper business, including its carbonless paper segment and associated assets to Cerberus Capital Management L.P., a private, New York-based investment firm. The sale created NewPage Corporation. In June 2005, Imation completed the sale of its specialty papers business, which includes its carbonless sheet business, to Nekoosa Coated Products, LLC. In February 2006, Nekoosa Coated Products, LLC also purchased the carbonless business of Nashua Corporation. On February 22, 2006, P.H. Glatfelter Company, or P.H. Glatfelter, a specialty papers manufacturer based in York, Pennsylvania, announced it had signed an asset purchase agreement to acquire the carbonless business of NewPage Corporation for $80 million in cash. As publicly disclosed in a Form 8-K filed by P.H. Glatfelter on February 27, 2006, P.H. Glatfelter said it expects the transaction to close on or about March 31, 2006.

Thermal Papers

The thermal papers segment focuses on the development of substrates for the transaction and item identification markets.

Currently this business segment consists primarily of direct thermal papers. The most popular direct thermal imaging chemistry used today is based on the leuco dye system invented by NCR Corporation and commercially introduced by Appleton in the late 1960s. Thermal paper is used in four principal market segments. The point-of-sale products are used for retail receipts and coupons. Our label products are used for shipping, warehousing, medical and clean-room applications. Our tag and ticket products are used for airline and baggage applications, event and transportation tickets, and lottery and gaming applications. The printer/calculator/chart products are used for engineering, industrial, and medical diagnostic charts. The point-of-sale and label market segments combined account for approximately 80% of the U.S. and Canadian thermal market by volume in 2005.

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

Thermal Papers Description

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

Market demand for thermal paper has grown, and we expect it to continue to grow as new applications are developed that utilize the benefits of thermal technology. Based on our assessment, we believe that the annual rates of growth in the U.S. and Canadian thermal market from 1996 to 2004 were between 1% and 13% and averaged 7% for the period. Sales of thermal papers have not been significantly impacted by seasonality.

Thermal Competitors

In addition to Appleton, other significant thermal paper producers included Koehler AG, Kanzaki Specialty Papers, Ricoh Company, Ltd. and Mitsubishi Paper Mills Company Ltd. Appleton competes primarily on the basis of service, product quality, breadth of product offering and price. In fiscal 2005, we believe we had approximately a 10% share of the world’s thermal market.

Security Papers

Our security business, which is located in the United States, produces products with basic security features that make them resistant to forgery and counterfeiting. From that foundation we are building a more comprehensive business that incorporates security technologies including watermarks, taggants, embedded threads and fibers, and machine-readable technologies to address the sophisticated fraud and security problems that more companies face worldwide. We focus our security business on checks and business and government documents.

Security Papers Description

In 1994, Appleton introduced DocuCheck® Security Papers to provide reliable protection focused on the check market. We then introduced DocuMark® Custom Watermark products, which provide a proprietary method for increasing the security of a range of documents. DocuMark® products are designed for applications such as vital records, titles, certificates and other official/high-value documents. These security products utilize watermarks and visible threads or fluorescent fibers embedded in the substrate that enable authentication of original documents and deter counterfeiting. Our TechMark® Intelligent Solutions products use digital coding features to provide authentication and identification. AssurMark® Security Label Substrate uses a tamper-evident feature and covert authentication to deter remarking and counterfeiting fraud. Sales of our security products have not been significantly impacted by seasonality.

Security Papers Competitors

Our security competitors include Boise Cascade Corporation, NewPage Corporation, Cascades Resources, Portals Bathford, Arjowiggins SAS, and De La Rue International. We believe we have approximately a 5% share of the worldwide market for check paper and a smaller share of the secure document market.

Secure and Specialized Print Services

BemroseBooth provides mission critical products and print management services to the transactional services, secure logistics and promotional products markets. BemroseBooth announced in the third quarter of fiscal 2005 its exit from the traditional printing and binding portions of its information products business and in the fourth quarter of fiscal 2005 began an organizational restructuring to increase market focus, centralize its operating structure and position BemroseBooth to pursue growth in print services.

Secure and Specialized Print Services Products Description

The company’s products include security-printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed calendars. The company offers print management services, such as creative design product sourcing and stock and logistics management, through a network of external suppliers. Sales of some of BemroseBooth’s printed products are affected by seasonality. Demand for their printed calendars and diaries peaks in the fourth quarter while sales of gift vouchers and similar products aimed at the retail segments typically increase at the same time.

Secure and Specialized Print Services Competitors

Our competitors in secure and specialized print services include Communisis p.l.c., De La Rue International, Magnadata International Ltd., R.R. Donnelley & Sons Company and Etrinsic Ltd. BemroseBooth has established market leadership positions in the United Kingdom for retail gift vouchers, mass transit and car park tickets and variable data labels.

Performance Packaging Products

C&H Packaging prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. American Plastics produces high-quality, custom multilayered films and commercial packaging. New England Extrusion manufactures single and multilayer polyethylene films for packaging applications. New England Extrusion’s polyethylene films complement the high-barrier coextruded films American Plastics produces. By sharing their capabilities, American Plastics and New England Extrusion will be able to expand their abilities to design and produce films products with customer-specified properties.

Performance Packaging Products Description

C&H Packaging prints multilayered, plastic barrier films and pouches. C&H Packaging’s flexible packaging converting operation produces products that serve the dairy products, cheese and snack food and lidding markets as well as custom applications.

American Plastics manufactures multilayered, coextruded barrier films and also produces vacuum bags and pouches from those films.

New England Extrusion produces single and multilayer polyethylene films for packaging applications. New England Extrusion sells film to converters and end users in the United States and Canada who laminate, print, coat or convert films for flexible packaging applications. The company’s polyethylene film is converted to produce packaging for food, personal care, medical, and industrial products.

Sales of our performance packaging products are positively affected by the fourth quarter holiday season. Sales then tend to be slowest in the first quarter of the year.

Performance Packaging Products Competitors

The Flexible Packaging Association estimates that the U.S. flexible packaging market (which includes performance packaging) generates over $21 billion in annual sales and employs approximately 80,000 people. Flexible and performance packaging operations range from small manufacturing companies with single facilities to large integrated corporations with up to 20 individual plant locations. The largest market for performance packaging is food, accounting for over 55 percent of shipments.

We have many performance packaging competitors including Pliant Corporation, Winpak, Master Packaging, Kendall Packaging Corporation, Cadillac Products Packaging Company, Clear Lam Packaging Inc., Progressive Packaging Ltd. and others. Large producers such as Bemis Company, Inc., Printpak Inc. and Alcan Inc. may also be competitors in some market situations. We believe that we do not have a significant share of the performance packaging market.

Geographical Financial Information

Our revenues from sales in the U.S. were $750.7 million in fiscal 2005, $720.0 million in fiscal 2004 and $721.7 million in fiscal 2003. Our revenues from sales to customers in foreign countries were $295.8 million in fiscal 2005, $269.5 million in fiscal 2004 and $139.8 million in fiscal 2003. As a result of the BemroseBooth acquisition in December 2003, we held approximately $68 million in long-lived assets in foreign countries, substantially all of which are located in England and approximately $577 million in long-lived assets in the U.S. as of December 31, 2005. We held approximately $76 million in long-lived assets in foreign countries and approximately $565 million in long-lived assets in the U.S. as of January 1, 2005. Similarly, we held approximately $71 million in long-lived assets in foreign countries and approximately $617 million in the U.S. as of January 3, 2004.

Research and Development

Research and development plays a vital role in our position as a leader in our chosen markets. Ongoing investment in research and development has enabled us to develop core competencies in the encapsulation process, specialty coating chemistry, coating application systems and security technologies.

Our R&D professionals are aligned with our businesses and work on cost reduction, product line extensions, new product development and technology transfer and development.

Our research and development costs related to the development of new products and significant improvements to existing products were $17.1 million in fiscal 2005, $18.1 million in 2004, and $18.0 million in fiscal 2003. We expect to spend approximately $13 million in 2006 which is consistent with our 2005 reorganization efforts and our decision to take a more focused approach to new product development.

Sales, Marketing and Distribution

We promote and sell our products through our own sales and marketing organization and, in the case of C&H Packaging, through manufacturer’s representatives. Our sales personnel operate from field locations. Our marketing employees focus on acquiring market, end-user and competitor insight and apply that insight to deliver market-focused solutions. Our research and development personnel work with our marketing staff and apply market-focused insight to develop new products and value-added services. Our technical service representatives assist customers with product applications and improvements and complaint resolution by telephone and in person at customer locations. Our customer service representatives receive customer orders, establish delivery dates and answer inquiries about stock availability and order status.

We operate a network of eight distribution centers to store our products and distribute them to customers. Distribution centers are located in Appleton, Wisconsin; Camp Hill, Pennsylvania; Hebron, Kentucky; Edwardsville, Kansas; Portland, Oregon; Ontario, California; McDonough, Georgia; and Peterborough, Ontario, Canada. We contract third-party logistics services through distribution facilities at Birmingham, England, and Utrecht, Netherlands.

Distributors and Customers

We currently have 50 merchant distributors that stock and redistribute our carbonless sheet products on a global basis through over 400 locations. Some of those merchants also redistribute our performance packaging products. We sell our carbonless rolls directly to more than 125 printer and converter customers worldwide. We also sell our carbonless rolls to over 400 forms printers through merchant distributors on a drop-shipment basis. In those cases, we deliver our products from our distribution centers and provide customer support directly to the printer while the merchant bears the credit risk of nonpayment.

We primarily sell our thermal papers directly to converters who cut and rewind large rolls into smaller rolls, print and otherwise further process the paper based on end-user needs.

We sell our security products to check and other security printers who print checks, titles, certificates and other secure documents. Customers for BemroseBooth products include some of the United Kingdom’s biggest brand names in retail, telecommunications, financial services and transportation.

We sell performance packaging products produced by C&H Packaging, American Plastics and New England Extrusion to the food, personal care, medical, household and industrial products industries as well as to packaging producers and film converters who serve those markets.

Within the technical papers business, our five largest customers in the coated solutions segment accounted for approximately 50% of coated solutions segment net sales in fiscal 2003, approximately 47% of coated solutions segment net sales in fiscal 2004 and approximately 45% of coated solutions segment net sales in fiscal 2005. Our five largest customers in the thermal papers segment accounted for approximately 51% of thermal papers segment net sales in fiscal 2003, approximately 46% of thermal papers segment net sales in fiscal 2004 and approximately 42% of thermal papers segment net sales in fiscal 2005. Sales to our five largest customers within the secure and specialized print services segment represented approximately 33% of total segment net sales for 2005 and approximately 30% of total segment net sales in fiscal 2004. Sales to our five largest customers in the performance packaging segment accounted for approximately 28% of total segment net sales in fiscal 2005, approximately 29% of total segment net sales in fiscal 2004 and approximately 26% of total segment net sales in fiscal 2003. Sales to Unisource Worldwide, Inc. accounted for approximately 11% of our fiscal 2005 net sales, 12% of our fiscal 2004 net sales and 13% of our fiscal 2003 net sales.

Working Capital Practices

We maintain finished goods inventories at levels that enable us to provide approximately 98% availability of stock items and next day delivery to approximately 85% of our coated solutions and thermal papers customers. We also maintain raw material inventories at levels consistent with demand for both stock and custom orders. The custom order lead times currently range from 10 to 21 days for the majority of carbonless products and approximately 21 days or less for the majority of thermal products. Our accounts receivable management practices, including terms of sale, are designed to accommodate the competitive differences of each business segment and market channel.

American Plastics primarily produces custom order films, with lead times generally quoted in the range of 3 to 8 weeks, depending on the nature of the items and their production requirements. American Plastics carries some finished goods inventory that is limited to a few specific items to ensure 48-hour availability of those items. Raw material inventories reflect expected customer demand, supplier lead times and economic order quantities. Accounts receivable are managed in a manner consistent with industry practice.

A significant share of C&H Packaging’s volume is custom order business and raw materials are purchased as orders are received from customers. Most of these orders are on a make-and-ship basis. Order lead times are typically 4 to 5 weeks for rollstock and 5 to 6 weeks for pouches. In the aftermath of the 2005 Gulf Coast hurricanes, incoming raw material shipments were delayed, causing order lead times at C&H Packaging to nearly double during the fourth quarter of 2005. By February 2006 order lead times at C&H Packaging returned to near historical service levels for both roll stock and pouches. Accounts receivable management practices reflect the competitive requirements of the business.

New England Extrusion generally carries finished goods inventory for customer orders only, with a limited program allowing orders to be held for short extended periods in certain circumstances. Order lead times are generally 2 to 6 weeks. Raw material inventories are maintained to meet both current and expected customer demand. Accounts receivable are managed in a manner designed to maximize turnover while remaining competitive with industry practice.

BemroseBooth has a mix of stock and custom orders. Raw material and finished goods inventories for stock items are consistent with historic order patterns and estimated demand. Raw materials for custom orders are purchased against those specific orders and the finished product is typically shipped immediately upon completion, although calendars and vouchers are warehoused pending release in accordance with customer delivery schedules. Accounts receivable management practices are consistent with the industry.

Order Backlogs

In our coated solutions business, over 75% of orders call for stocking grades and a majority of sales of those stock products are delivered one day following the order. Less than 25% of our sales of coated solutions products derive from custom orders. The mix of orders in our thermal papers business is approximately 70% stock and 30% custom. For competitive reasons we strive to maintain custom order lead times in a range of 10 to 21 days for coated solutions products and 21 days or less for thermal papers. As of each year-end 2005, 2004 and 2003 products “ordered not shipped” totaled approximately 2% of our total annual shipment volumes of coated solutions and thermal papers.

American Plastics’ order backlog consists primarily of custom orders scheduled so as to make the most efficient utilization of machine time. Backlogs typically cover 5 to 6 weeks of customer orders and include some advance or blanket orders placed by customers covering their requirements for the next several months.

Due to the predominantly custom order nature of the business, C&H Packaging generally reports backlogs in the range of 8 to 10 weeks, with some of these orders representing customers’ requirements for a number of months, perhaps for the entire year. At December 31, 2005, the value of products “ordered not shipped” approximated 29% of annual shipments due to the extended lead times C&H Packaging required during the fourth quarter as a result of delays in the shipment of certain raw materials. By March 2006, the value of products “ordered not shipped” had been reduced to approximately 15% of annual shipments.

New England Extrusion’s order backlog includes only customer orders for near-term delivery, although some finished orders are held for customers, at their request, for short periods before delivery. Backlogs are generally in the 2 to 6-week range. Certain customers supply blanket orders for delivery in future months, which extends this backlog.

A significant share of BemroseBooth’s business derives from custom orders and is managed in terms of contractually agreed delivery dates. Typically, approximately 95% of these orders are delivered on time. In the promotional products segment of their business, many of these products (e.g., calendars and gift vouchers) are shipped well in advance of the calendar year-end and there is, effectively, no order backlog.

Manufacturing

To produce carbonless paper, we coat the microcapsules onto paper either on a paper machine, where the paper is first manufactured and then, in a continuous process, coated with the microcapsules, or on an off-machine coaters where previously manufactured paper is coated in a separate operation.

Coating the microcapsules on the paper machine is a technically challenging but efficient process because it saves the costs of winding, transporting and unwinding the paper before sending it through an off-machine coater. We believe we are the only U.S. carbonless producer that uses on-machine coating to produce CFB (coated front and back) paper by simultaneously applying a receiver material to the front-side of the paper and the microcapsules to the backside of the paper.

Paper machines and off-machine coaters are large, complex machines that operate most efficiently when operated continuously. Paper machine production and yield decline when a machine is stopped for grade changes in coatings, basis weight, color or width. Therefore, we organize our manufacturing processes so that all our paper machines and many of our coaters run almost continuously throughout the year. We schedule our higher volume, longer runs of carbonless products at our pulp and paper mills located in West Carrollton and Roaring Spring. Shorter runs of carbonless products as well as thermal and specialty coated products are produced on coaters at the Appleton plant. As the demand for carbonless paper continues to decline, we will continue to move carbonless production to our mills.

The Appleton plant, located in Appleton, Wisconsin, produces all of our carbonless sheet products. Also, we manufacture all our thermal paper on off-machine coaters at the Appleton plant. We mix the specialized dyes, coreactants and stabilizers required for the thermal image reaction and apply those and other needed coatings to base stock, often in a continuous process in which the paper is coated and dried up to three times in a single pass through a coating machine. Significant technical challenges in coating thermal paper include both applying expensive coating materials in an efficient manner and drying the coated paper at low heat to prevent image reaction. In 2005, we completed a $16 million project designed to expand the scope of our coating capabilities at the Appleton plant.

The Portage, Wisconsin, plant operates as a unit of the Appleton plant and produces microcapsules used to manufacture carbonless paper at the Appleton, Roaring Spring and West Carrollton facilities.

The Roaring Spring, Pennsylvania, mill is a fully integrated pulp and paper mill. The mill has three paper machines and produces carbonless and security products. In 2005, we completed an $8 million investment to upgrade and expand the production capabilities of two of the mill’s paper machines to increase the range and scope of their abilities to manufacture security products.

The West Carrollton, Ohio, mill is the focus of our recycling operations. The mill features extensive waste paper processing and deinking operations. West Carrollton’s three paper machines produce carbonless and thermal base stock and finished carbonless paper products.

C&H Packaging, based in Merrill, Wisconsin, is a printing, laminating and converting operation that produces products that serve the dairy, cheese and snack food, and lidding markets as well as custom applications. C&H Packaging prints multilayered, plastic films on high-speed, multicolor, flexographic printing presses using water-based ink systems. C&H Packaging’s wide web adhesive lamination capabilities enable the company to design and produce packaging structures for seal requirements on vertical and horizontal equipment. Those structures may also offer peel properties for end user convenience. The converting operations include slitting and pre-formed and custom pouch production.

American Plastics and New England Extrusion manufacture thin films for the flexible packaging market.

American Plastics manufactures multilayered, coextruded barrier films which are primarily sold to flexible packaging converters. In addition, American Plastics converts some of its films into vacuum pouches which are then sold to packing operations. American Plastics has three extrusion lines at its Rhinelander, Wisconsin, plant to produce multilayer films, including five-, seven- and eight-layer films for applications with demanding barrier and/or strength requirements.

New England Extrusion produces single and multilayer polyethylene films for packaging applications requiring toughness and heat seal-ability as their primary needs. New England Extrusion has four three-layer coextrusion lines and three single or monolayer lines at its Turners Falls, Massachusetts, facility which produces sealant films for many different packaging applications. New England Extrusion’s Milton, Wisconsin, facility operates three monolayer film lines and has sufficient space for additional lines.

Each extrusion line at New England Extrusion has technically advanced features such as gravimetric resin blending which is a process that enables us to produce custom films with up to six different components per layer of the film. We also have the ability to manufacture large finished rolls of flat film suitable for high speed converting equipment. Utilizing enhanced analytical practices, in-depth product performance studies, thorough understanding of process variables as well as unique resin blending capabilities, New England Extrusion produces a range of films with specific performance characteristics for food, medical, agricultural and industrial applications.

BemroseBooth operates production facilities in Derby, Hull, and Teesside, England. These facilities provide a range of print management services, including transactional services such as security tickets, vouchers, phone cards and transactional mail. BemroseBooth also provides secure logistics in the form of high specification tag and labels, including radio frequency identification. We also provide promotional products such as calendars, diaries and business gifts. Our core technologies include prepress operations, in-house design reproduction and proofing, multicolor litho and flexographic printing, data manipulation and digital printing, high integrity converting and finishing systems, secure stockholding and fulfillment management, and card and label construction, personalization and fulfillment. Many of these capabilities are common to more than one production site.

Raw Materials

Our principal raw materials consist of base stock, chemicals, pulp, wastepaper, and resin. In fiscal 2005, those materials made up approximately 41% of the annual cost of goods sold. Our largest raw material component is base stock, which was approximately 17% of our cost of goods sold in fiscal 2005. Most of our externally purchased base stock—rolls of uncoated paper used in the production of coated paper products—is acquired from four sources with whom we have pricing and volume target purchase agreements. These agreements protect us to some extent from the significant pricing cycles for pulp and commodity paper products.

We are party to a significant base stock supply agreement, which commenced June 27, 2001. The cost of purchases under this agreement was approximately 42% of our total 2005 base stock purchases. Pursuant to this agreement, we are obligated to purchase 60,000 tons of base stock during 2006. The term of this agreement, as amended, expires on January 2, 2007.

Approximately 9% of our cost of goods sold in fiscal 2005 was for pulp, wood and wastepaper used in the Roaring Spring and West Carrollton paper mills. While wastepaper and pulp prices are subject to swings in the supply and demand cycle for pulp and commodity papers, we seek to reduce the impact of those swings by negotiating price and volume agreements for pulp and by purchasing wastepaper through a national broker.

The technical challenges of manufacturing our products require Appleton to use many specialty raw materials, such as our chemical purchases, designed and manufactured to work with our products and manufacturing processes. In fiscal 2005, chemical purchases represented approximately 15% of Appleton’s cost of goods sold. We make purchasing decisions based upon quality, service, value and long-term strategic importance. We have long-term agreements with key suppliers designed to ensure stable and consistent supply, to promote joint development and engineering of new raw materials and products, to enhance total value to our customers and to protect mutual strategic interests.

Principal raw materials used at C&H Packaging are mono and multilayered plastic films, inks and adhesives. The primary raw material used at American Plastics is resin pellets made from polyethylene, ethylene vinyl alcohol copolymer (EVOH) or nylon. At New England Extrusion, resin pellets made from polyethylene are the primary raw material used. At BemroseBooth raw material purchases mainly comprise paper, self-adhesive laminates, inks and hologram foil.

Information Technology

In the second half of fiscal 2004, we completed the final implementation phase of an enterprise resource planning conversion project. This conversion of our computer system software optimized our technical papers business operations and expands our capabilities to accommodate business growth and involved the financial and procurement processes, the order-to-cash cycle (order entry, pricing, distribution, inventory planning, invoicing and accounts receivable) and our manufacturing processes. Total expenditures for this project were approximately $23 million over the three-year life of the project, which began in January 2002. In fiscal 2005 we focused our information technology resources on optimizing business processes and associated technology as well as improving our information technology infrastructure, particularly our server capacity and utilization as well as our backup and recovery software.

Employees

As of February 28, 2006, we employed 3,238 persons, of whom 1,884 were covered by union contracts. Of our 2,508 U.S. employees, 2,228 currently have an investment in the Company Stock Fund of our KSOP, including 1,262 of our 1,453 U.S. union employees.

During fiscal 2005, we eliminated 94 positions as a result of a restructuring of our U.S. businesses. In addition, in connection with its exit from the traditional printing and binding portions of its information products business and its organizational restructuring, BemroseBooth had eliminated 54 positions by the end of fiscal 2005 and currently expects a net elimination of approximately 26 additional positions during fiscal 2006.

Manufacturing employees at our major manufacturing facilities in Appleton, Roaring Spring and West Carrollton are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, or USW. We entered into long-term labor contracts for all three of these facilities early in 2001 and recently entered into a two-year extension of the labor contract at our Appleton facility. The labor contract at our West Carrollton facility will expire in April 2006, and we expect to successfully negotiate a new contract. The Roaring Spring labor contract will expire in 2007 and the labor contract at our Appleton facility will now expire in 2008. As of February 28, 2006, 1,453 employees were covered by the labor contracts at these three facilities.

USW also represents employees at the Appleton, Camp Hill and Edwardsville distribution centers. Employees at the Peterborough, Ontario, Canada facility are represented by Independent Paperworkers of Canada. Employees at the Portage, Wisconsin plant and our other distribution centers in Georgia, Kentucky, California and Oregon, as well as C&H Packaging, American Plastics and New England Extrusion are not represented by a union.

Manufacturing employees at our Derby and Hull manufacturing facilities in England are represented by the Graphical, Paper and Media Union. These employees are covered by a national labor agreement that is reviewed annually in April by the Graphical, Paper and Media Union and the British Printing Industries Federation. As of February 28, 2006, 431 British employees were represented by the union. Employees at the Teesside, England facility have chosen not to be represented by a union.

We have enjoyed good labor-management relations over an extended period of time. There have been no work stoppages over the last 30 years. We believe this long-term relationship has been critical in developing efficient manufacturing sites and a workforce that is highly committed to the success of our company.

Intellectual Property

Our wholly-owned subsidiary, WTA Inc., owned certain unexpired U.S. patents, through assignment from Appleton, covering carbonless and thermal paper products and manufacturing technologies, with foreign counterparts in Canada, Europe and Japan. On December 19, 2005, WTA Inc. was merged into Appleton, merging WTA’s intellectual property assets, including patents and licenses, into our patent portfolio.

We have also licensed technology from other paper manufacturers mainly involving non-critical manufacturing processes or materials used in such processes. Together with NCR, we have licensed technology to Kanzaki Specialty Papers, Nippon Paper Industries Co., Ltd., formerly Jujo Paper Company, Ltd., and Yamamoto Chemicals Inc.

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

We are subject to the following material environmental laws and regulations:

•	the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act, which governs the identification, reporting and cleanup of hazardous substances that have been released into the environment;

•	the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act and Hazardous and Solid Waste Amendment, which governs the disposal of solid waste and the identification, treatment and disposal of hazardous waste;

•	the Toxic Substances Control Act, which governs the regulation of hazardous chemical substances, such as asbestos, polychlorinated biphenyls, radon and lead;

•	the Federal Water Pollution Control Act, as amended by the Clean Water Act, which governs the regulation of the discharge of pollutants into navigable waters;

•	the Clean Air Act, which governs the regulation of the emission of contaminants into the atmosphere;

•	the Emergency Planning and Community Right-to-Know Act, which governs the reporting and emergency notification of hazardous and toxic chemicals used in or released from a facility;

•	similar state statutes and regulations; and

•	the United Kingdom Environmental Protection Act 1990 and the Health and Safety At Work Act 1974, including various regulations under these statutes.

Compliance with these laws and regulations is an increasingly important factor in our business. We expect to incur capital expenditures of approximately $4.8 million in 2006 and a total of $7.1 million from 2007 through 2010 and to continue to incur expenditures after 2010 in order to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. Compliance with these regulatory requirements is likely to increase our expenses, reduce our earnings and adversely affect the operating flexibility of our manufacturing operations, which could harm our competitive position, especially relative to foreign competitors who may not be subject to the same restrictions and attendant compliance costs. For example, several of our facilities are subject to Maximum Achievable Control Technology (MACT) regulations under the Clean Air Act for Industrial/Commercial Boilers and Process Heaters, which regulations may require significant expenditures to achieve compliance with new emissions limitations. The projected capital expenditures required to achieve MACT compliance are included in the projected capital expenditures set forth above.

We are subject to strict and, under some circumstances, joint and several liability for the investigation and remediation of environmental contamination, including contamination caused by other parties, at properties that we own or operate and at properties where we or our predecessors have arranged for the disposal of regulated materials. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. We could be involved in additional proceedings in the future and the total amount of these future costs and other environmental liabilities may be material. To our knowledge, we have only been named a potentially responsible party, or PRP, at one site for which our liability may be significant, the Lower Fox River site, which is described below, although it is possible that we could be named as a PRP for additional sites in the future.

Portage Plant

The Portage, Wisconsin, plant operates under various state and federal permits for discharges and emissions to air and water. There are no known material liabilities with respect to environmental compliance issues at the Portage plant.

Roaring Spring Mill

The Roaring Spring, Pennsylvania, mill operates under various state and federal permits for discharges and emissions to air and water. We have submitted to the State of Pennsylvania, and received state approval for, a landfill closure plan for a non-hazardous clay-lined landfill that is present at the Roaring Spring mill. We closed this landfill in 2003. We believe our long-term groundwater monitoring and maintenance costs will be up to $560,000 in the aggregate over the next 30 years.

Appleton Plant

The Appleton, Wisconsin, plant operates under various state and federal permits for discharges and emissions to air and water. Except for the Fox River matter, described below, there are no known material liabilities with respect to environmental compliance issues at the Appleton plant.

West Carrollton Mill

The West Carrollton, Ohio, mill operates pursuant to various state and federal permits for discharges and emissions to air and water. As a result of the de-inking of carbonless paper containing polychlorinated biphenyls (“PCBs”) through the early 1970s, there have been releases of PCBs and volatile organic compounds into the soil in the area of the wastewater impoundments at the West Carrollton facility and low levels of PCBs have been detected in the groundwater immediately under this area. In addition, PCB contamination is present in sediment in the adjacent Great Miami River, but it is believed that this contamination is from a source other than the West Carrollton mill.

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, we believe that it could be necessary to undertake remedial action in the future, although we are currently under no obligation to do so. We have not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. Remedial action to address PCB contamination in the area of the wastewater impoundments could involve construction of a cap to prevent exposure to PCBs. In addition, remedial action could involve long-term monitoring of groundwater or the construction and operation of a groundwater pump-and-treat system to prevent migration of PCB contamination in groundwater, and the removal and disposal of PCB-contaminated sediment in the Great Miami River. The cost for remedial action—including installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River—was estimated in 2001 to range up to approximately $10.5 million, with approximately $3 million in short-term capital costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill property, the Great Miami River remediation and our share of these remediation costs, if any, no provision has been recorded in our financial statements for estimated remediation costs. In conjunction with the acquisition of Appleton by the ESOP in 2001, and as limited by the terms of the purchase agreement, Arjowiggins agreed to indemnify us for 50% of all environmental liabilities at the West Carrollton mill up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owners and operators of the West Carrollton mill may be liable for all or part of the cost of remediation of historic PCB contamination.

In addition, in April 2005, eleven local residents who allegedly live, or have lived, near the wastewater treatment plant of the West Carrollton mill and two former mill employees (and one of their spouses) filed lawsuits in Montgomery County, Ohio, court alleging that Appleton released and continues to release hazardous substances from the mill, including PCBs, dioxins and fluorochemicals, which allegedly caused injury to them and/or damage to their property. The lawsuits have been removed to the United States District Court for the Southern District of Ohio. The local resident plaintiffs have requested that the court certify the matter as a class action. The plaintiffs are seeking compensatory and punitive damages, remediation and other relief. The lawsuit commenced by the two former mill employees was dismissed without prejudice in 2005. The claims of the local resident plaintiffs remain pending.

Other than the PCB contamination in the area of the wastewater impoundments, there are no other known material liabilities with respect to environmental issues at the West Carrollton mill.

Merrill and Rhinelander Plants

Our C&H Packaging and American Plastics plants in Merrill, Wisconsin, and Rhinelander, Wisconsin, respectively, operate under various state and federal permits for discharges and emissions to air and water. There are no known material liabilities with respect to environmental compliance issues at these plants.

Turners Falls and Milton Plants

Our New England Extrusion plants in Turners Falls, Massachusetts, and Milton, Wisconsin, operate under various state and federal permits for discharges and emissions to air and water. There are no known material liabilities with respect to environmental compliance issues at these plants.

England Manufacturing Facilities

Our three BemroseBooth manufacturing facilities in Derby, Hull and Teesside, England operate under various permits for discharges and emissions to air and water. There are no known material liabilities with respect to environmental compliance issues at these facilities.

Lower Fox River

Introduction.Various state and federal government agencies and Native American tribes have asserted claims against us and other parties with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin.

Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. Wastewater from the Appleton plant, a paper mill in Combined Locks, Wisconsin, which we owned from 1978 to 2000 and is now owned by Appleton Coated LLC (an affiliate of Arjowiggins SAS) and from other local industrial facilities carried PCBs into the Lower Fox River during this time period. As a result, there are allegedly eleven million cubic yards of PCB-contaminated sediment spread over 39 miles of the Lower Fox River and Green Bay, which is part of Lake Michigan.

In June 1997, the United States Environmental Protection Agency (“EPA”) published notice that it intended to list the Lower Fox River on the National Priorities List of Contaminated Sites pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act, which we refer to as CERCLA, or Superfund. The EPA identified seven PRPs for PCB contamination in the Lower Fox River, including NCR and our company as the former and current owners and operators of the Appleton plant, and the owners of five paper reprocessing mills located on the Fox River, including Georgia-Pacific, P.H. Glatfelter Company, WTM I Co., owned by Chesapeake Corporation, Riverside Paper Corporation and U.S. Paper Mills Corp., which is now owned by Sonoco Products Company.

Remedial Action. On January 7, 2003, the Wisconsin Department of Natural Resources (“DNR”) issued a Record of Decision (“ROD”), with which the EPA concurred, on the first two segments of the river, which are largely upstream of the Appleton plant. Pursuant to a consent decree entered by the U.S. District Court Eastern Wisconsin District in early 2004, P.H. Glatfelter and WTM I are now managing remediation efforts in the first segment, with EPA and DNR oversight. P.H. Glatfelter and WTM I each contributed $25.2 million into an escrow account to cover the costs of the required remedial action, with the EPA also contributing $10 million toward this work. It is our position that neither Appleton nor NCR has any responsibility or liability for PCB contamination in the first segment of the Lower Fox River. On July 28, 2003, the DNR and EPA issued a ROD covering the third, fourth and fifth segments of the Lower Fox River (which includes Green Bay).

In the two RODs, the DNR estimates total costs for the Lower Fox River remedial action plan of approximately $400 million over a 7 to 18-year time period. Most of the estimated costs relate to the removal of large quantities of sediment from the Lower Fox River by dredging, dewatering of the dredged materials, treatment of the dredge water and off-site disposal of the remaining solids. Engineers engaged by several of the PRPs have estimated that the cost of remediation work in the Lower Fox River could be between $740 million and $1.6 billion. The DNR strongly disputes this analysis and continues to believe that its cost estimates are accurate. We base our cost estimates for remediation on the remedies adopted in the RODs.

Natural Resource Damages (“NRD”). In 2000, the U.S. Fish & Wildlife Service (“FWS”) released a proposed restoration and compensation determination plan for restoring natural resources injured by PCBs. The proposed plan estimates that natural resource damages will fall in the range of $176 million to $333 million for all PRPs in the aggregate. Over the past several years and at various natural resource damage sites, the FWS and other government agencies have settled NRD claims for amounts substantially less than original estimates or claims. We base our cost estimates for NRD claims on the FWS plan. However, based on the settlement amounts of NRD claims to date, we anticipate the actual costs for the PRPs to settle NRD claims will be less than $176 million to $333 million.

Our Share of Liability. We purchased the Appleton plant and the Combined Locks paper mill from NCR in 1978, after the use of PCBs in the manufacturing process was discontinued. Nevertheless, pursuant to CERCLA, we and NCR are viewed by the EPA as PRPs. Accordingly, we and NCR asserted indemnity claims against each other pursuant to the terms of the agreement for the purchase of the assets of the business in 1978. In order to resolve our indemnification obligations to each other, we entered into an interim settlement agreement with NCR in 1998 under which the parties agreed to share both defense and liability costs arising from the Lower Fox River. The parties’ indemnification obligations are currently defined by the 1998 interim settlement agreement. When the 1998 interim settlement agreement expires, the parties’ indemnification obligations will be defined by an arbitration determination that was obtained in January 2006.

A study performed by the FWS in 2000 provided a preliminary estimate of the amount of PCBs discharged into the Lower Fox River by each PRP and concluded that the discharges from the Appleton plant and the Combined Locks paper mill (which is now owned by an affiliate of Arjowiggins SAS) represented a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates have not been finalized, may be revised, and will not be binding on the PRPs. The final allocation of liability among the PRPs will be determined by negotiation, litigation or other dispute resolution processes. Based on historical and technical analyses performed by environmental engineers we have engaged, we believe that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total discharged by all the PRPs. A portion of our potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay their respective share(s) of the potential liability, we could be responsible for a portion of their share(s). Based on a review of publicly available financial information about the other PRPs, we believe that the other PRPs will be required, and have adequate financial resources, to pay their share of the remediation and natural resource damage claims for the Lower Fox River.

Interim Restoration and Remediation Consent Decree. We entered into a consent decree in 2001 with NCR, the DNR, the Wisconsin Department of Justice, the EPA, the FWS, the U.S. Department of Justice, the National Oceanic and Atmospheric Administration, and the Oneida and Menomonee Indian Tribes, which are collectively referred to as the intergovernmental partners, or IGP. Pursuant to the 2001 consent decree, which expired in 2005, we and NCR collectively paid $41.5 million for interim restoration and remediation efforts directed by the IGP. Under the consent decree, the IGP agreed not to sue or take administrative action against us and NCR during the four-year period.

In January 2006, we entered into a modified and partially extended consent decree with the IGP, in which we and NCR agreed to collectively provide up to $5 million over a period of one year for interim restoration efforts directed by the IGP. In addition, we and NCR agreed to collectively provide up to $1 million toward the preparation of a restoration progress report analyzing the progress toward the restoration goals related to the Lower Fox River. Under the 2006 consent decree, the IGP agree not to sue or take administrative action against us and NCR during the one-year period.

Neither the 2001 consent decree nor the 2006 consent decree constitutes a final settlement with the IGP or provides protection against future claims against us and NCR. However, we and NCR will receive full credit against remediation costs and NRD claims for all monies expended under the consent decrees.

Estimates of Liability. A precise estimate of our ultimate share of remediation and natural resource damage liability cannot be made at this time due to uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration valuation of NRD assessments, the evolving nature of remediation and restoration technologies and governmental policies, and our share of liability relative to the other PRPs. However, the issuance of the RODs and the beginning of remediation activities in the first segment of the Lower Fox River provides us the ability to reasonably estimate our potential liability. Accordingly, we have recorded a reserve for this environmental liability. At January 1, 2005, this reserve approximated $101.4 million. During fiscal 2005 the total reserve was accreted by $6.4 million while payments against the reserve totaled $11.8 million. This resulted in a remaining reserve of $96.0 million as of December 31, 2005, of which $13.7 million was recorded in other accrued liabilities and $82.3 million was recorded as an environmental liability.

As discussed below, Arjowiggins agreed to indemnify us for certain liabilities related to the Lower Fox River. At December 31, 2005, the total indemnification receivable from Arjowiggins was $71.0 million, of which $13.7 million was recorded in other current assets and $57.3 million was recorded as an environmental indemnification receivable. The $25.0 million difference between the reserve and the indemnification receivable represents the share of Lower Fox River costs for which we are responsible. A $21.0 million charge was recorded against earnings in 2002 and accreted to $25.0 million through the end of 2005. This discounted share was originally calculated using a discount rate of 6.0%.

We used the estimates described below, including the most recent government agency estimates, in evaluating our total Lower Fox River environmental liability and establishing our environmental liability reserves:

•	total costs for remediation of $480 million, based on the DNR’s estimate of $400 million in total costs for remediation, plus a 20% contingency;

•	the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than our estimate (we assume that Appleton and NCR are primarily responsible for only the discharges from our plant and our former mill and not for discharges from other sources as alleged by other PRPs );

•	costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less, based on the IGP’s settlement of other NRD claims;

•	our responsibility for over half of the claims asserted against Appleton and NCR, based on our interim settlement agreement with NCR and the arbitration determination; and

•	$20 million in fees and expenses.

Because of the numerous uncertainties underlying these estimates, it is possible that our share of costs could be higher.

Arjowiggins Indemnification. In conjunction with the acquisition of Appleton in 2001, we entered into two indemnification agreements under which Arjowiggins agreed to indemnify Paperweight Development and Paperweight Development agreed to indemnify us for, and pay, our costs, expenses and liabilities related to certain governmental and third-party environmental claims, which we refer to as the Fox River Liabilities.

Under the indemnification agreements, we will be indemnified for the first $75 million of Fox River Liabilities and for those in excess of $100 million. We are responsible for the $25 million of liabilities between $75 million and $100 million. The indemnification agreements provide that it is the intent of the parties that at no time will we or Paperweight Development be required to fund any costs and expenses relating to the Fox River Liabilities for which we or Paperweight Development will be indemnified. Pursuant to these agreements, Arjowiggins paid $47.3 million in connection with the Fox River Liabilities through 2005.

In connection with the indemnification agreements and in order to assure us, the ESOP Trustee and our lenders that Arjowiggins would be able to meet its indemnification obligations under these agreements, Arjowiggins purchased and fully paid for indemnity claim insurance from an affiliate of American International Group, Inc., or AIG. The AIG insurance policy is designed to provide up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. We believe the coverage available under the AIG insurance policy will be sufficient to satisfy our ultimate liability for remediation of the Lower Fox River even if: (1) the cost of remediation were to be twice the government agencies’ estimate of $400 million, (2) our NRD settlement was to be substantially more than we estimate, and (3) our combined share with NCR of all of these liabilities were to be substantially more than any estimate of our share of PCB discharges. Arjowiggins’ obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended.

The indemnification agreements negotiated with Arjowiggins and the AIG insurance policy are designed to ensure that we will not be required to fund any costs and expenses for which we are indemnified in relation to the Fox River Liabilities and to assure us, the ESOP Trustee and our lenders and investors that we will not have to rely solely on Arjowiggins itself to make these payments. This arrangement is working as designed. Arjowiggins, Paperweight Development, the special purpose subsidiaries and the policyholder entered into a Relationship Agreement, which, among other things and subject to certain limited exceptions, prohibits Arjowiggins and Paperweight Development from taking any actions that would result in any change to this design structure.

Arjowiggins’ indemnification obligation to us is also discussed in Notes 1 and 16 of Notes to Consolidated Financial Statements.

Item 1A. Risk Factors

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seek” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address our strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that we expect or anticipate will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside our control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed below. Many of these factors are beyond our ability to control or predict. Given these uncertainties, you should not place undue reliance on the forward-looking statements. We disclaim any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

We are subject to substantial costs and potential liabilities relating to environmental regulation and litigation.

We are subject to comprehensive and frequently changing laws and regulations by various federal, state and local authorities concerned with the impact of the environment on human health, the limitation and control of emissions and discharges into the air, ground and waters, the quality of ambient air and bodies of water and the handling, use and disposal of specified substances. Financial responsibility for the cleanup or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways and properties owned by unrelated companies or individuals, as well as properties currently owned and used by us, regardless of whether the contamination is attributable entirely to prior owners. As described in the following risk factor, we have been identified as a potentially responsible party for remediation and alleged natural resource damages related to the Lower Fox River and Green Bay system, which we refer to as the Lower Fox River. In addition, we make capital expenditures and incur operating expenses for environmental obligations and matters arising from our daily operations.

Including the Lower Fox River, we have approximately $96.0 million of accrued liabilities as of December 31, 2005 for estimated or anticipated liabilities and legal and consulting costs relating to environmental matters arising from past operations. We also have approximately $71.0 million of indemnification receivables from our former parent company, Arjowiggins, as of December 31, 2005. While the accrued liabilities reflect our current estimate of the cost of these environmental matters, the amount that we have accrued may be inadequate. In addition, we may be named as a potentially responsible party at other sites in the future and the costs associated with such future sites may be material. We expect environmental laws and regulations and the interpretation and enforcement of those laws and regulations to become increasingly stringent and to further limit emission and discharge levels and to increase the likelihood and cost of environmental cleanups and related activities. All of these factors are likely to increase our operating expenses, require continuing capital expenditures and adversely affect the operating flexibility of our manufacturing operations and may require indeterminable and significant additional expenditures in connection with such compliance.

We have been named as a potentially responsible party related to the Lower Fox River.

We have been named by the EPA as a “potentially responsible party,” or PRP, under the Comprehensive Environmental Response, Compensation and Liability Act. We have been named a PRP because of discharges of polychlorinated biphenyls, or PCBs, into the Lower Fox River from our Appleton Plant in the 1950s, 1960s and 1970s and because of discharges from the Appleton Coated paper mill in Combined Locks, Wisconsin, which we owned from 1978 to 2000. We could be liable for a significant portion of the costs of remediating the PCBs that remain in the Lower Fox River. These costs could be material to our financial position. In 2003, the DNR and EPA issued two Record of Decisions (RODs) covering all five segments of the Lower Fox River, which includes Green Bay. The RODs provide for a combination of dredging and capping and monitored natural recovery and contain revised estimates of total costs for remediation of $400 million over a 7 to 18-year time period. In addition to remediation, various government agencies are also asserting that we and the other PRPs are liable for natural resource damages caused by the PCBs. In October 2000, the U.S. Fish & Wildlife Service estimated that total natural resource damages would be in a range between $176 million to $333 million for all PRPs in the aggregate. At this time, we cannot precisely estimate our total liability for the Lower Fox River because we do not know how much the remedial actions and natural resource damages may cost or how large our share of those costs will be. Our liability could be material to our financial position. The issuance of the RODs and the beginning of remediation activities provides Appleton the ability to reasonably estimate its potential liability. Accordingly, Appleton has recorded a reserve for this environmental liability, before indemnification by our former parent. At January 1, 2005, this reserve approximately $101.4 million. During fiscal 2005, the total reserve was accreted by $6.4 million while payments against the reserve totaled $11.8 million. This resulted in a remaining reserve of $96.0 million as of December 31, 2005, of which $13.7 million is recorded in other accrued liabilities and $82.3 million is recorded as a long-term environmental liability. Although we believe our recorded environmental liability reflects a reasonable estimate of our liabilities associated with the Lower Fox River based on the RODs, the actual amount of liabilities associated with the Lower Fox River could prove to be significantly larger than our recorded environmental liability. The liabilities associated with the Lower Fox River are discussed in greater detail under the heading “Item 1. Business—Environmental Matters—Lower Fox River” and Note 16 of Notes to Consolidated Financial Statements.

Our former parent, Arjowiggins, may fail to comply with its indemnification obligations related to the acquisition of our company.

Pursuant to the purchase agreement relating to the acquisition of our company, as amended in, and as limited by the terms of, the purchase agreement, Arjowiggins and two of its affiliates have agreed to indemnify us for certain losses resulting from:

•	inaccuracies in the environmental representations and warranties made by Arjowiggins and its affiliates;

•	certain known environmental matters that existed at the closing of the acquisition;

•	environmental matters related to the businesses of Newton Falls, Inc., Appleton Coated LLC and several other of our former affiliates and subsidiaries; and

•	environmental matters relating to the real property on which our former Camp Hill, Pennsylvania, plant and our current distribution center are located that existed prior to our sale of the Camp Hill plant to a third party.

Arjowiggins has also, subject to certain limitations, agreed to indemnify us for specified environmental liabilities relating to the contamination of the Lower Fox River. Arjowiggins’ indemnification obligations with respect to the Lower Fox River are discussed in greater detail under the heading “Item 1. Business—Environmental Matters—Lower Fox River—Arjowiggins Indemnification” and in Notes 1 and 16 of Notes to Consolidated Financial Statements in Item 8, below.

If the matters for which we are potentially entitled to receive indemnification from Arjowiggins and its affiliates result in significant liabilities for us and, for any reason, Arjowiggins and/or its affiliates are unable or unwilling to honor these indemnification obligations, we could be required to pay for these liabilities ourselves, which could have a material adverse effect on our cash flow, our ability to fund or expand our operations and our ability to repay our existing and future indebtedness.

We have a substantial amount of indebtedness outstanding and, as a result, we are operating as a highly leveraged company.

Our total debt at December 31, 2005, was approximately $574 million. For a description of the components of our debt see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 10 of Notes to Consolidated Financial Statements. This large amount of indebtedness could:

•	make it more difficult for us to satisfy our obligations with respect to new senior credit facility and the new senior notes and senior subordinated notes;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other general corporate activities;

•	expose us to fluctuations in interest rates, because the term debt and revolving portions of the new senior credit facility carry variable rates of interest;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate activities;

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

•	make it more difficult for us to satisfy our obligations to our creditors and, if we fail to comply with the requirements of our indebtedness, could result in an event of default under the agreements related to our indebtedness;

•	limit our ability to successfully withstand a downturn in our business or the economy generally; and

•	place us at a competitive disadvantage against other less leveraged competitors.

Furthermore, although our ability, Paperweight Development’s ability and the ability of substantially all of our subsidiaries to borrow money will be restricted by the terms of the new senior credit facility and the indentures governing the new senior notes and senior subordinated notes, it may be possible for us and our guarantors to incur even more debt and, if we and our guarantors were to do so, these risks could intensify.

Our ability to service our debt is dependent on our future operating results and we cannot be sure that we will be able to meet our debt obligations as they come due.

Our ability to meet our payment obligations and to comply with the financial covenants contained in the agreements relating to our indebtedness is subject to a variety of factors, including changes in:

•	demand for and selling prices of our products;

•	competition;

•	costs of raw materials and operating costs;

•	the decline rate in sales of carbonless paper products;

•	interest rate levels;

•	our ESOP repurchase liability;

•	our status as a qualified subchapter S subsidiary;

•	environmental regulations; and

•	general economic conditions.

We may not be able to generate sufficient cash flows to meet our payment obligations under the agreements relating to our indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make the required payments on our indebtedness, then we may be required to refinance our indebtedness. We may not be able to refinance our indebtedness on terms that are acceptable to us or at all. In the absence of a refinancing, our lenders would be able to accelerate the maturity of our indebtedness, which could cause us to default under our other indebtedness, dispose of assets or declare bankruptcy and to proceed against any collateral securing that indebtedness.

Compliance with the covenants relating to our indebtedness may limit our operating flexibility.

The agreements relating to our indebtedness, including our new senior credit facility, the new senior notes and senior subordinated notes, contain numerous covenants that include certain financial tests, including various debt and cash flow ratios, certain of which became more restrictive in the second fiscal quarter of 2005 and will become even more restrictive as of the end of the first fiscal quarter in 2006. The covenants related to our indebtedness, among other things, prohibit or restrict our ability, as well as the ability of Paperweight Development and our subsidiaries to:

•	pay dividends on or purchase or redeem capital stock;

•	repay other indebtedness;

•	make loans and investments;

•	acquire assets, stock or debt securities of another person;

•	incur or guarantee additional indebtedness;

•	use assets as security in other transactions;

•	sell assets or merge with or into other companies;

•	make capital expenditures;

•	enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	create liens;

•	sell equity interests in our subsidiaries;

•	amend or terminate particular agreements relating to our transaction with Arjowiggins and the ESOP;

•	engage in new lines of business; and

•	take, or fail to take, any actions that would cause Paperweight Development to lose its S corporation status.

A breach of any of these covenants or our inability to meet the required financial tests could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

These limitations, together with our highly leveraged position, could limit our ability to finance our operations with debt or equity in the future. In addition, these restrictions and our leveraged position may restrict our ability to respond to competitive market conditions, to make capital expenditures beyond those permitted in the agreements relating to the indebtedness or to take advantage of other business opportunities, including making acquisitions. This loss of operating flexibility may have a material adverse affect on our ability to achieve our financial objectives or our ability to sustain our current or past levels of revenue, earnings and cash flow.

The market for the primary product in our coated solutions segment, carbonless paper, may decline more rapidly than we anticipate.

Our technical papers business includes the coated solutions, thermal and security papers segments. Our coated solutions segment, of which the primary product is carbonless paper, currently represents our primary business segment and accounted for 72% of our net sales in fiscal 2003, 61% of our net sales in fiscal 2004 and 56% of our net sales in fiscal 2005. Our total sales volume of carbonless paper products declined 9.0% from fiscal 2002 to fiscal 2003, 1.9% from fiscal 2003 to fiscal 2004 and 4.6% from fiscal 2004 to fiscal 2005. We believe the worldwide carbonless market is declining as users switch to alternative modes of communication and technologies that do not use impact printing to create images. We expect that our total sales volume of carbonless paper products will continue to decline at the rates that are generally similar to those experienced most recently. If the decline in our sales of carbonless paper products accelerates, or if we are unable to maintain the prices of our carbonless paper products, then our operating efficiency, profitability and cash flow may be materially adversely affected.

We may be unable to develop and introduce new and enhanced products.

Our success in developing new products will depend in large part on our ability to use our existing technical and manufacturing capabilities and knowledge in the development and introduction of new, value-added products targeted at new markets and customers. If we are unable to utilize our capabilities or properly identify and address the evolving needs of targeted customers and markets, our ability to capture and develop new business opportunities will be limited. In addition, if the revenue and profits generated by new products are not sufficient to replace the anticipated decline in revenue and profits generated by carbonless products, then our business would suffer.

The development of new products can be very difficult and requires high levels of innovation. The development process can also be lengthy and costly. To date, our new products have yet to generate significant revenues or profits. The success of our new product offerings will depend on several factors, including our ability to:

•	accurately anticipate and properly identify our customers’ needs and industry trends;

•	price our products competitively;

•	manufacture our products at a competitive cost and quality;

•	innovate, develop and commercialize new products and applications in a timely manner;

•	differentiate our products from our competitors’ products;

•	hire and retain personnel specializing in new product development; and

•	use our research and development budget efficiently.

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

Financing acquisitions could require us to use substantial cash or other liquid assets or incur additional debt. In such cases, we could become more susceptible to default under our outstanding debt obligations, an economic downturn and competitive pressures. If we are unable to overcome the potential problems and inherent risks related to our acquisition strategy, then our business, operating results, financial condition and future growth prospects could suffer.

We currently rely on a relatively small number of customers to generate a significant amount of our net sales from each of our various businesses.

Within the technical papers business, our five largest customers in the coated solutions segment accounted for approximately 50% of coated solutions segment net sales in fiscal 2003, approximately 47% of coated solutions segment net sales in fiscal 2004 and approximately 45% of coated solutions segment net sales in fiscal 2005. Our five largest customers in the thermal segment accounted for approximately 51% of thermal segment net sales in fiscal 2003, approximately 46% of thermal segment net sales in fiscal 2004 and approximately 42% of thermal segment net sales in fiscal 2005. Sales to our five largest customers within the secure and specialized print services segment represented approximately 33% of total segment net sales for 2005 and approximately 30% of total segment net sales in fiscal 2004. Sales to our five largest customers in the performance packaging segment accounted for approximately 28% of total segment net sales in fiscal 2005, approximately 29% of total segment net sales in fiscal 2004 and approximately 26% of total segment net sales in fiscal 2003.

Many of our customers are under no obligation to purchase our products in the future. Furthermore, some of our customers have become insolvent or financially distressed in recent years. If we lose one or more of our significant customers (e.g., to a competitor or as a result of their being acquired by a customer of a competitor) or any of our significant customers experiences financial difficulty, then our operating efficiency, revenues, earnings and cash flow could be materially adversely affected.

We currently rely on a small number of third parties to supply several of the key raw materials we use to produce our products.

Our business depends upon the availability of key raw materials, including base stock, certain chemicals and resins. In fiscal 2005, we purchased from external suppliers approximately $135 million of base stock. We relied on three external suppliers for approximately 94% of the base stock we purchased in fiscal 2005 to produce our coated solutions products. We relied on a single external supplier for approximately 69% of the base stock we purchased in fiscal 2005 to produce our thermal papers. For some of the key chemicals we use in our products we rely on one or two suppliers. If there is a disruption in the supply of our raw materials, including the chemicals that we need to produce our coated solutions and thermal products or the resins we use in our performance packaging products, then we may be required to purchase these raw materials from alternative sources, which may result in a significant increase in our operating costs. Included in these increased costs would be development costs associated with qualifying new raw materials and suppliers. We may not be able to procure carbonless base stock, thermal base stock, key chemicals, resins or our other raw materials from alternative suppliers in the future in amounts sufficient to meet our needs or at prices consistent with historical prices. The unavailability of alternative suppliers could subject us to significant cost increases and manufacturing delays and could have a material adverse effect on our operations, earnings and cash flow.

We have competitors in our various markets and we may not be able to maintain prices and margins for our products.

We face strong competition in all of our business segments. Our competitors vary in size and the breadth of their product offerings and some of our competitors have significantly greater financial, technical and marketing resources than we do. Regardless of the continuing quality of our primary products, we may be unable to maintain our prices or margins due to:

•	declining overall carbonless market size;

•	accelerating decline in the carbonless sheet market;

•	variations in demand for, or pricing of, carbonless products;

•	increasing manufacturing costs;

•	increasing competition in international markets or from domestic or foreign producers; or

•	declining general economic conditions.

Our inability to compete effectively or to maintain our prices and margins could have a material adverse effect on our earnings and cash flow.

We depend on our key personnel to manage our business effectively and they may be difficult to replace.

Our success depends, to a significant degree, on the efforts and abilities of our current senior and middle management teams. Their skills, experience and industry contacts significantly benefit us. The loss of key employees could have a negative effect on our operating results and financial condition. We do not maintain key-man life insurance on any members of our senior management team and no members of our senior management team are subject to employment agreements except for the chief executive officer of our U.K.-based secure and specialized print services business.

Paperweight Development, its eligible subsidiaries and the ESOP may not continue to be exempt from U.S. federal or certain state and local income taxes.

Paperweight Development has made an election to be taxed as a subchapter S corporation for U.S. federal and, where recognized, state and local income tax purposes and an election to treat its eligible subsidiaries as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. We believe that, currently, Paperweight Development qualifies as a subchapter S corporation for federal and, where recognized, state and local income tax purposes and that we and other eligible subsidiaries are qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. All of the BemroseBooth companies are registered in the United Kingdom and subject to U.K. Inland Revenue tax laws, are not eligible for treatment as qualified subchapter S subsidiaries and, as a result, will incur a foreign income tax liability. Similarly, Appleton’s Canadian subsidiary is subject to Canadian tax law and is not eligible for this treatment.

Section 1362 of the Internal Revenue Code of 1986, as amended, or the Code, provides that a corporation that meets certain requirements may elect to be taxed as a subchapter S corporation. These requirements include, but are not limited to: (1) the corporation having only certain types of shareholders, including ESOPs, (2) the corporation having 100 shareholders or less and (3) the corporation having only one class of stock. Section 1361 of the Code provides that a corporation that, among other requirements, has all of its stock owned by a subchapter S corporation or a qualified subchapter S subsidiary, and has only one class of stock, may be classified as a qualified subchapter S subsidiary upon proper election by the subchapter S corporation. A qualified subchapter S subsidiary is disregarded as a separate entity for federal and most state and local income tax purposes. The parent subchapter S corporation takes into account all of the activity of the qualified subchapter S subsidiary. With limited exceptions, a subchapter S corporation does not pay any income tax. Rather, the income of an S corporation is allocated to its shareholders. Under current law, since an ESOP is a tax-exempt defined contribution plan, the income tax on its allocable share of a subchapter S corporation’s income is deferred until distributions are made out of the ESOP to the ESOP beneficiaries. A plan is, however, not treated as an ESOP, unless it meets the requirements of Section 4975 (e)(7) of the Code.

The continuing status of Paperweight Development as a subchapter S corporation and its eligible subsidiaries as qualified subchapter S subsidiaries for U.S. federal and state income tax purposes will depend upon their ability to continue to meet the eligibility requirements and the plan as an ESOP.

Neither we nor Paperweight Development have obtained a ruling from the Internal Revenue Service or any state or local tax agency confirming that Paperweight Development will be treated as a subchapter S corporation or that we will be treated as a qualified subchapter S subsidiary. In addition, neither we nor Paperweight Development have obtained an opinion upon which any investor may rely stating that Paperweight Development qualifies as a subchapter S corporation and its eligible subsidiaries qualify as qualified subchapter S subsidiaries for U.S. federal and state income tax purposes. It is possible that the Internal Revenue Service, or IRS, could take the position on audit that certain debt or obligations of Paperweight Development or its subsidiaries constitute a second class of stock and terminate Paperweight Development’s subchapter S election. The applicable law and regulations may change in a way that results in the taxation of Paperweight Development as a corporation other than as a subchapter S corporation. Furthermore, the current law that exempts the ESOP trust from taxation on its allocable share of a subchapter S corporation’s income may change.

Paperweight Development and its eligible subsidiaries realize significant tax savings during profitable years due to the subchapter S corporation status. Paperweight Development was audited by the IRS for the 2001 tax year and received a “no change” letter (meaning the subchapter S corporation election was held to be valid for that year). However, if, for any reason, Paperweight Development loses its subchapter S corporation status, or any of its qualified subchapter S subsidiaries loses its qualified subchapter S subsidiary status, Paperweight Development and its subsidiaries would be required to pay U.S. federal and certain state and local income taxes, thereby reducing the amount of cash available to repay debt or reinvest in our operations, which would have a material adverse effect on our earnings and cash flow. Similarly, if the plan does not qualify as an ESOP and becomes subject to tax on its share of the subchapter S corporation’s income, Paperweight Development would have to distribute cash to the ESOP trust to allow it to pay the tax, again reducing the amount of cash available to repay debt or to be reinvested in our operations. The termination of Paperweight Development’s subchapter S corporation status or the termination of Paperweight Development’s subsidiaries’ qualified subchapter S subsidiary status would violate covenants under the new senior credit facility and the indentures governing the new senior notes and senior subordinated notes and would lead to a default under the senior credit facility and/or the indentures governing the new senior notes and senior subordinated notes.

As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the subchapter S election if the gain is recognized within ten years after the effective date of the subchapter S election. If we sell a material portion of our assets within that ten-year period, we could be subject to a significant tax liability.

Future legislation or regulations intended to reform pension and other employee benefit plans could adversely affect our ability to repay our debt, reinvest in our operations, or grow our business through new product development or through acquisitions.

From time to time in recent years, legislators and agencies of the executive branch have formulated or suggested various proposals to amend, restrict or eliminate various features of employee benefit plans. For example, legislation has been proposed in Congress to restrict the amount of company stock that may be held by a 401(k) plan and to allow plan participants to freely sell company stock held in their plan accounts. If legislation is adopted or new regulations are adopted that require us to lift restrictions on sales of stock held in participants’ KSOP accounts, that expand the diversification rights of participants in the KSOP, or that limit the amount of Paperweight Development common stock that may be held by the KSOP, then we may be required to fund the repurchase of substantial amounts of Paperweight Development common stock or take some other action restrictive to our finances. These repurchases or other restrictive actions could reduce the amount of cash available to repay debt, reinvest in our operations, or grow our business through new product development or through acquisitions. In addition, these repurchases could violate covenants under our new senior credit facility and the indentures governing the new senior and senior subordinated notes, which could lead to a default under those agreements.

Paperweight Development’s legal obligations to repurchase common stock from employees and former employees may lead to a default under the agreements governing our indebtedness.

It may be necessary for us to make significant distributions to Paperweight Development in order for it to satisfy its share repurchase obligations, under the Employee Retirement Income Savings Act of 1974, or ERISA, and the terms of the KSOP, to current and former employees who are participants in the ESOP. Paperweight Development incurs obligations to ESOP participants, when they retire or otherwise terminate employment, to repurchase shares of Paperweight Development. The ESOP allows Paperweight Development to satisfy its share repurchase obligations by installment payments. For repurchases in 2003 and 2004, Paperweight Development completed share repurchases to former employees by single payments. During 2005, Appleton exercised its right to satisfy its share repurchase obligations to former participants by making five equal annual installment payments. Because the amount of our repurchase obligation is based on individual elections made by former employees and the deadlines for those elections for fiscal 2006 will not expire until mid-April 2006 and mid-October 2006, it is difficult for us to accurately estimate the ultimate amount of the repurchase obligation for fiscal 2006. However, if the number of shares that former employees elect to redeem is consistent with prior years, we expect to pay for the 2006 repurchases by making five equal annual installment payments.

The ESOP also has obligations to permit certain participants to diversify the investment of a portion of their ESOP account, which would otherwise be invested in shares of Paperweight Development stock. However, the agreements governing our indebtedness, including our indebtedness under the new senior and senior subordinated notes, contain limitations on our ability to make this type of distribution. The amount of Paperweight Development’s repurchase obligations may at any time exceed these limitations and we may elect to or be forced to help Paperweight Development meet its obligations. Further, Paperweight Development, as a guarantor of our indebtedness, may also be limited to some extent from making payments to the ESOP or its beneficiaries by the terms of its and our indebtedness, including our indebtedness under the senior and senior subordinated notes. As a result of Paperweight Development’s legally imposed repurchase obligation, we and/or Paperweight Development may be forced to violate the distribution and/or payment limitations contained in the agreements relating to its and our indebtedness, including our indebtedness under the new senior and senior subordinated notes, which may ultimately result in a default under the agreements and the notes. Defaults on any of our indebtedness could result in acceleration of our indebtedness and cause us to dispose of our assets or declare bankruptcy, and as a result we may not have sufficient funds to satisfy our obligations under the senior and senior subordinated notes.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own or lease the facilities reflected in the table below. We believe that our plants and facilities have been well maintained, are in good condition, are suitable for their respective operations and provide sufficient capacity to meet production requirements.

Location	Description	Approximate Square Footage	Status
Appleton, Wisconsin (Wisconsin Ave.)	Headquarters Office and Manufacturing Plant	1,160,000	Owned
Portage, Wisconsin	Capsule Manufacturing Plant	44,000	Owned
Roaring Spring, Pennsylvania	Pulp and Paper Mill	634,000	Owned
West Carrollton, Ohio	Pulp and Paper Mill	750,000	Owned
Merrill, Wisconsin	Flexible Plastics Printing and Converting Plant	128,000	Owned
Rhinelander, Wisconsin	Film and Commercial Packaging Plant	68,800	Owned
Turners Falls, Massachusetts	Film and Commercial Packaging Plant	105,000	Owned
Milton, Wisconsin	Film and Commercial Packaging Plant	35,000	Owned
Derby, England	Headquarters Office and Manufacturing Plant	230,000	Owned
Derby, England(1)	Manufacturing Plant	30,000	Lease expires 3/25/06
Hull, England	Manufacturing Plant	80,000	Owned
Teesside, England	Manufacturing Plant	15,000	Lease expires 2/21/10
Wednesbury, England	Warehouse (Vacant)	30,156	Lease expires 3/25/13
Appleton, Wisconsin (East Warehouse Road) (2)	Warehouse	432,000	Lease expires 11/30/12
Appleton, Wisconsin (Kensington Drive) (2)	Distribution Center	357,000	Lease expires 12/31/09
Hebron, Kentucky	Distribution Center	194,400	Lease expires 12/31/10
Camp Hill, Pennsylvania	Distribution Center	242,000	Lease expires 8/31/10
Ontario, California	Distribution Center	102,040	Lease expires 7/31/10
Edwardsville, Kansas	Distribution Center	244,000	Lease expires 12/28/10
McDonough, Georgia	Distribution Center	211,000	Lease expires 3/31/07
Portland, Oregon	Distribution Center	53,000	Lease expires 12/31/06
Peterborough, Ontario, Canada	Distribution Center	58,000	Lease expires 12/31/07

(1)	This lease will not be renewed or extended. We will be vacating this location.
(2)	The East Warehouse Road and Kensington Drive facilities are operated as a single distribution center.

Our technical papers business is primarily operated at the Appleton and Portage, Wisconsin, West Carrollton, Ohio, and Roaring Spring, Pennsylvania, locations. Our performance packaging business is primarily operated at the Merrill and Rhinelander, Wisconsin and Turners Falls, Massachusetts, locations. A significant portion of our secure and specialized print services business is operated at the Derby, Hull and Teesside, England locations.

Between fiscal 2001 and fiscal 2005, we invested approximately $187 million in capital improvements, approximately $145 million of which was spent at our manufacturing facilities. The primary goal of this capital spending was to improve manufacturing efficiencies, product quality and cycle time. Of the $145 million spent at our manufacturing facilities, approximately $12 million was spent to comply with applicable environmental regulations. Through fiscal 2004, we spent approximately $23 million in capital (plus $2 million in associated expenses for training, maintenance contracts and lease costs) on our enterprise resource planning conversion project which was completed in the fourth quarter of fiscal 2004.

We also maintain eight field sales offices in the U.S., all of which are in leased premises under short-term leases.

Item 3. Legal Proceedings

We are involved from time to time in certain administrative and judicial proceedings and inquiries related to environmental matters. For a discussion of these environmental matters, see “Item 1. Business-Environmental Matters” and Note 16 of Notes to the Consolidated Financial Statements. Furthermore, from time to time we may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of our business. For example, from time to time over the past 25 years, Appleton has been involved in product liability claims relating to our carbonless copy paper products. We have successfully defended such claims, settling some for amounts which are not material to our business and obtaining dismissals in others based on various arguments, including in certain cases that the plaintiffs’ alleged proof that carbonless paper causes injury was based on “junk science.” While we vigorously defend ourselves and expect to prevail in any similar cases that may be brought against us in the future, there can be no assurance that we will be successful in our defense.

Other than the Lower Fox River matter described in “Item 1. Business-Environmental Matters,” and unless our expectations regarding defending product liability or other matters prove to be wrong, we do not believe that any pending or threatened demands, claims, suits or other legal proceedings will have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the common stock of Paperweight Development or Appleton. All of the outstanding shares of Paperweight Development are owned of record by the KSOP, in which there are approximately 2,228 participants who have invested in the Company Stock Fund as of December 31, 2005. All of the outstanding shares of Appleton are owned of record by Paperweight Development.

No dividends have been declared on the common stock of Paperweight Development or Appleton in the last two fiscal years and neither of these entities currently anticipates paying dividends in the foreseeable future. Each of these entities is restricted from declaring dividends and repurchasing common stock pursuant to provisions contained in our new senior credit facility and indentures governing our new senior and senior subordinated notes. For further information, see Notes 10 and 22 of Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data

The following tables set forth selected historical consolidated financial data for Paperweight Development and Appleton as of and for each of the five fiscal years in the five year period ended December 31, 2005. The consolidated results of operations for the period November 10, 2001, to December 29, 2001, are presented as the results of the predecessor period. The predecessor period includes the accounts of Appleton, its wholly-owned subsidiaries, as well as Appleton’s direct parent companies, Arjo Wiggins Delaware General Partnership, or AWDGP and Appleton Investments LLC, which are collectively referred to as the predecessor company. The consolidated results of operations thereafter are presented as the results of the successor period. The successor period includes the accounts of Paperweight Development and its wholly-owned subsidiaries, which is referred to as the successor company. The historical consolidated financial data for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004 were derived from our consolidated financial statements included elsewhere in this report, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as indicated in its report included in “Item 8. Financial Statements and Supplementary Data.” The remaining historical financial data presented below were derived from our audited consolidated financial statements not included in this report. The historical consolidated financial data presented in this report are not necessarily indicative of our financial position or the results of operations for any future period. The financial and other operating data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and our historical consolidated financial statements and related notes included elsewhere in this report.

	(Successor Basis)					(Predecessor Basis)
	2005	2004	2003	2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001
	(in thousands)					(in thousands)
Statement of Operations Data:
Net sales	$1,046,504	$989,508	$861,453	$897,973	$112,950	$842,868
Cost of sales	785,061	735,075	634,323	630,712	76,345	591,741

Gross profit	261,443	254,433	227,130	267,261	36,605	251,127
Selling, general and administrative	204,469	197,780	159,103	156,577	18,693	135,126
Restructuring and other charges (1)	10,637	2,989	2,629	—	—	6,385
Special charges (2)	—	—	—	21,017	—	24,301

Operating income	46,337	53,664	65,398	89,667	17,912	85,315

Interest expense	49,780	49,595	54,160	68,354	10,638	25,441
Debt extinguishment expenses	—	30,779	1,396	11,754	—	10,392
Interest income	(976)	(2,232)	(315)	(990)	(406)	(8,818)
Other expense (income)	904	304	(1,085)	(46)	(53)	492

(Loss) income before income taxes from continuing operations	(3,371)	(24,782)	11,242	10,595	7,733	57,808
(Benefit) provision for income taxes	(357)	249	83	503	117	20,625

(Loss) income from continuing operations	(3,014)	(25,031)	11,159	10,092	7,616	37,183
Loss from discontinued operations, net of tax (3)	—	—	—	—	—	(4,462)

Net (loss) income	$(3,014)	$(25,031)	$11,159	$10,092	$7,616	$32,721

Other Financial Data:
Depreciation and amortization	$79,844	$77,339	$71,218	$67,977	$6,005	$36,659
Capital expenditures	32,532	36,497	29,903	32,444	6,741	49,804
Ratio of earnings to fixed charges (4)	0.9	0.5	1.2	1.1	1.7	3.1
Balance Sheet Data (at end of period):
Working capital	$145,809	$191,268	$121,602	$89,706	$145,043	$181,187
Total assets	1,023,891	1,074,439	1,069,771	960,162	1,002,298	788,719
Total debt	574,011	602,904	562,024	520,673	670,225	13,279
Redeemable common stock	185,292	159,329	158,279	133,581	104,663	—
(Accumulated deficit) retained earnings	(61,982)	(41,034)	(3,587)	(541)	7,616	—
Shareholder’s equity	—	—	—	—	—	510,773

(1)	Due to the continued decline in Appleton’s carbonless business, a salaried workforce reduction initiative was implemented in fiscal 2003. Appleton has continued to assess its staffing requirements for its headquarters operations and for its plants and mills. Further reductions occurred throughout fiscal 2004 and 2005. In addition, BemroseBooth also recorded a restructuring charge in fiscal 2005 as a result of a workforce reduction initiative implemented in the third quarter of fiscal 2005.

During the third quarter of fiscal 1999, we announced plans to close our Camp Hill plant, which was sold on August 17, 2001.

See Note 5 of Notes to Consolidated Financial Statements.

(2)	Special charges consist of the following:

	(Successor Basis)					(Predecessor Basis)
	2005	2004	2003	2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001
Environmental expense (a)	—	—	—	$21,017	—	$23,389
Litigation settlements (b)	—	—	—	—	—	449
Equipment relocation expenses (c)	—	—	—	—	—	463

Total	—	—	—	$21,017	—	$24,301

(a)	Represents costs related to the Lower Fox River. See “Item 1. Business-Environmental Matters.” In connection with the acquisition, Arjowiggins has agreed to indemnify us for certain of these costs. See “Item 1. Business-Environmental Matters-Lower Fox River-Arjowiggins Indemnification.”
(b)	Represents settlement amounts and legal fees, primarily for two litigation matters.
(c)	Represents costs to dismantle and transport equipment from the Camp Hill plant to the Appleton plant and Roaring Spring mill as part of the Camp Hill plant closure.
(3)	Effective November 26, 2000, we completed the transfer of two wholly owned subsidiaries, Appleton Coated and Appleton Leasing, to Appleton Coated Paper Holdings Inc. These two subsidiaries consisted entirely of our coated free sheet, fine paper products and leasing divisions. We classified these subsidiaries as discontinued operations in our consolidated balance sheet and consolidated statements of operations for all periods presented. The Newton Falls, New York mill, which was part of the business operated by Appleton Coated and therefore included in discontinued operations for the periods presented, was not included within the November 26, 2000 transfer described above because the Newton Falls mill was sold to a third party in the third quarter of 2001. After the mill was sold, Newton Falls, Inc. was transferred to an affiliate of Arjowiggins.
(4)	For the purpose of calculating these ratios, we define earnings as pre-tax income from continuing operations plus fixed charges. We define fixed charges as interest expense related to indebtedness, and a portion of rent deemed an interest factor.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial position and liquidity of Paperweight Development Corp. and Appleton Papers Inc. for the three-year period ended December 31, 2005. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Appleton creates product solutions for customers and end users through its development and use of coating formulations and applications as well as encapsulation, security, printing and packaging technologies. Appleton has five reportable business segments: coated solutions, thermal papers, security papers, secure and specialized print services, and performance packaging. Note 21 of Notes to Consolidated Financial Statements reflect the performance of those five segments.

Appleton’s coated solutions segment, which includes carbonless paper products, is the largest component of its technical papers business. The U.S. carbonless market has been in decline since 1994. Appleton believes the carbonless market is declining as users switch to alternative modes of communication and technologies that do not use impact printing to create images. Based on its assessment, Appleton believes the annual rates of decline in the U.S. carbonless market from 1994 to 1999 were between 1% and 7%, with a compound annual rate of approximately 4% during this period. On the same basis, it is estimated that the U.S. carbonless paper market declined by approximately 10% in 2000 and by approximately 8% annually from 2001 through 2004, and will decline over the next five years at rates comparable to historical levels. Appleton believes the worldwide carbonless market is also in decline, with demand declining at approximately 2% to 3% per year. The coated solutions segment accounted for approximately 56% of total net sales in fiscal 2005.

In addition to the declining U.S. and foreign carbonless markets, Appleton’s carbonless business continues to experience the impact of competitive pricing by both foreign and domestic producers. Other domestic carbonless producers, wanting to maintain or increase their market share, have continued their competitive pricing strategies. In addition, foreign competitors, who serve approximately 8% of the U.S. carbonless market, continue with their aggressive, low-price strategy to sell into the U.S. carbonless market, which also leads to a reduction in net selling prices. As a result of this increased pricing competition in recent years, Appleton has continued to experience pressure on its overall carbonless selling prices. However, during the first half of 2004, Appleton was able to implement a price increase for both rolls and sheets in the domestic and international markets that it serves. Additionally, during the fourth quarter of 2004, Appleton announced a price increase for both rolls and sheets in the domestic and international markets. This increase took effect in the first quarter of 2005. A further price increase took effect in August of 2005 for domestic carbonless sheets and for domestic and Canadian carbonless roll products.

The U.S. and Canadian thermal market experienced strong growth during the 1990s and is expected to continue growing as the advantages of thermal printing systems become more widely recognized. These advantages include their competitive cost, quiet operation, cleanliness, speed, high print quality, reliability, portability and their use of a single consumable (thermal paper) versus other printing systems, which require paper and ink or toner cartridges. Based on Appleton’s assessment, it is estimated that the annual rates of growth in the U.S. and Canadian thermal market from 1996 to 2005 were between 1% and 13% and averaged 7% for the period. Based on its assessment, Appleton believes the U.S. and Canadian thermal market will continue to grow at a compound annual rate of more than 3% between 2006 and 2010. Appleton also believes the global market for thermal products will grow at approximately 5% between 2006 and 2010.

Appleton has also continued to experience the impact of competitive pricing in most market channels and product lines within its thermal papers segment from both foreign and domestic producers. However, Appleton was able to implement two price increases for its high volume, low margin point-of-sale products in the second and third quarters of 2004. In addition, a price increase was achieved in the label product line in the second quarter of 2004 and in the tag product line during the fourth quarter of 2004. Appleton also implemented another modest price increase in its point-of-sale, label and tag product lines in the second quarter of 2005.

Over the past few years, Appleton’s management team has developed and implemented growth strategies to offset the declining nature of the U.S. and foreign carbonless markets and the resulting impact on revenue and operating income. Strategies for growth include strengthening and expanding Appleton’s presence in certain growing market segments and broadening its product offerings through acquisitions. In April 2003, Appleton entered the performance packaging market through its acquisition of C&H Packaging and American Plastics. Appleton added its secure and specialized print services business through the acquisition of BemroseBooth in December 2003. In January 2005, Appleton added to its performance packaging business with its acquisition of New England Extrusion. Appleton has evaluated, and will continue to evaluate, opportunities to acquire other companies that will help it achieve its business strategies.

In April 2005, Appleton appointed a new chief executive officer, Mark R. Richards, to succeed Douglas P. Buth. In the months immediately following Mr. Richards’ appointment, he and the senior management team defined and communicated a new mission statement for the company to refocus the company on its technical papers and packaging businesses and place a greater priority on serving international markets. Appleton identified four strategic platforms for the company to help build greater focus on and alignment with the company’s new mission: Customer Focused Quality, operational excellence, growth and people development.

In connection with the company’s new strategic focus, in late 2005, Appleton announced a restructuring of the company to improve its market focus, streamline the organizational structure, reduce costs and position the company to pursue international growth opportunities. Appleton restructured its operations into three primary businesses to improve the company’s market focus: 1) technical papers, which includes the coated solutions, thermal papers and security papers segments, 2) secure and specialized print services and 3) performance packaging.

Appleton also realigned the management structure of the company into the following three management divisions to streamline its organizational structure and reduce operating costs: technical papers, performance packaging and international. Specifically, the technical papers division includes the coated solutions, thermal papers and security papers segments. The performance packaging division includes the three performance packaging subsidiaries: American Plastics, C&H Packaging and New England Extrusion. The international division includes Appleton’s British subsidiary, BemroseBooth, as well as a sales and marketing team focused on increasing international sales of Appleton’s various products. The realignment of Appleton’s management structure is consistent with its new mission and promotes effective management by integrating managerial and administrative functions of the new business segments, as well as serving international markets.

Each division is, or will be, headed by an executive who is responsible for managing all aspects of the operations and sales within the division. Appleton has recently appointed two new members to its new divisional management team, M. Kathleen Bolhous and Sarah T. Macdonald, who will manage the performance packaging division and the international division, respectively. Currently, Appleton has not appointed a new president of its technical papers division and, until then, the current vice president and general manager of the coated solutions and security papers businesses and the vice president and general manager of the thermal papers business will jointly manage the technical papers business. Appleton has also appointed two new members to its senior management team: Kent E. Willetts, the new Vice President of Marketing and Strategy, and Angela M. Tyczkowski, Vice President, Secretary and General Counsel.

In fiscal 2005, Appleton recorded a $10.6 million charge for the restructuring of its U.S. business operations and its British subsidiary, BemroseBooth. During fiscal 2005, Appleton eliminated 94 positions as a result of restructuring its U.S. business. BemroseBooth announced in the third quarter of fiscal 2005 its exit from the traditional printing and binding portions of its information products business and, by the end of fiscal 2005, eliminated 54 positions. BemroseBooth also announced an organizational restructuring to increase market focus, centralize its operating structure and position BemroseBooth to pursue growth in print services. BemroseBooth currently expects a net elimination of approximately 26 additional positions during fiscal 2006.

In fiscal 2005, Appleton’s net sales exceeded $1 billion for the first time since becoming an ESOP in 2001. Growth in the thermal papers and security papers businesses, along with the acquisition of New England Extrusion and strong domestic and international carbonless volumes, helped drive the sales growth.

Though Appleton reported a $3.0 million net loss for the year ended December 31, 2005, the company realized strong profit contributions from both the domestic and international carbonless market segments of the coated solutions business, the acquisition of the assets of New England Extrusion, Inc. generated additional income and Appleton reduced its central headquarters costs significantly. These positives were partially offset by increases in distribution expenses and $10.6 million in restructuring charges relating to the restructuring initiatives during fiscal 2005 described above.

Acquisition of Appleton. At the close of business on November 9, 2001, Paperweight Development acquired AWDGP, and its wholly-owned subsidiary, Appleton Papers Inc., from Arjowiggins for $810 million plus proceeds of $7.4 million from the sale of Appleton’s Camp Hill facility. Paperweight Development had no operating activity prior to the acquisition of AWDGP. Appleton and Paperweight Development financed the acquisition, refinanced most of Appleton’s existing debt and paid related fees and expenses with the following:

•	$79 million of available cash;

•	$340 million from a senior credit facility, of which $265 million in term loans was borrowed at the closing of the acquisition;

•	$250 million in aggregate principal amount of a senior subordinated note due 2008, issued by Appleton to Arjowiggins, which was repaid with the proceeds of the offering of the $250 million aggregate principal amount of 12.5% senior subordinated notes due 2008 and other available cash;

•	a deferred payment obligation with a present value of $140 million at the closing of the acquisition to be paid to one of Arjowiggins’ affiliates; and

•	$107 million in proceeds from the sale of Paperweight Development redeemable common stock to the ESOP.

The acquisition was accounted for using the purchase method and the financial statements of Appleton were adjusted on November 10, 2001, to reflect its assets and liabilities at fair value. Appleton refers to the period November 10, 2001, to December 29, 2001, as the 2001 successor period. The successor period includes the accounts of Paperweight Development and its wholly-owned subsidiaries, which is referred to as the successor company. Appleton refers to the period December 31, 2000, to November 9, 2001, as the 2001 predecessor period. The predecessor period includes the accounts of Appleton, its wholly-owned subsidiaries, as well as Appleton’s direct parent companies, AWDGP and Appleton Investments LLC, which are collectively referred to as the predecessor company. The accounts for AWDGP and Appleton Investments consisted of debt used to fund the operations of Appleton and corresponding interest expense and tax benefits.

Project Venture. In January 2002, Appleton began work on its Project Venture, a $23 million capital project to install a new enterprise resource planning system with the goal of optimizing its current technical papers business operations as well as expanding its capabilities to transform to a new products company and accommodate business growth. Appleton selected J.D. Edwards to provide the software system solution. Project Venture affected nearly every technical papers business function at Appleton including finance, information services, product development, manufacturing, logistics, purchasing, human resources, marketing, sales and customer service. Project Venture addressed Appleton and its core businesses and will be extended to other subsidiaries as appropriate.

Appleton chose to implement Project Venture in three waves. The first wave, which was successfully implemented in December 2002, involved financial reporting and nonstock procurement processes. The second wave, implemented in January 2004, involved the order-to-cash cycle (order entry, pricing, distribution, inventory planning, customer invoicing and accounts receivable). The final wave of implementation, which involved manufacturing and stock procurement processes, began in the second quarter of 2004 and was completed during the second half of 2004. Since completion of the project, Appleton has been focusing its information technology resources on optimizing business processes and associated technology as well as improving its information technology infrastructure, particularly in the areas of server capacity and utilization and backup and recovery software.

Recent Acquisitions. On April 30, 2003, Appleton acquired two privately-held, Wisconsin-based companies, C&H Packaging Company, Inc. and American Plastics Company, Inc. The purchase price for these acquisitions approximated $50.4 million, net of cash acquired. C&H Packaging, located in Merrill, Wisconsin, prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. American Plastics, located in Rhinelander, Wisconsin, produces high-quality, custom multilayered films and commercial packaging. The financial results for C&H Packaging and American Plastics have been included in the company’s consolidated financial statements from the date of acquisition.

In December 2003, Appleton acquired Bemrose Group Limited, a privately-held company headquartered in Derby, England. The purchase price for this acquisition approximated $63.0 million, net of cash acquired. The group’s operating unit, BemroseBooth, produces security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed promotional products such as calendars. The financial results of BemroseBooth have been included in the company’s consolidated financial statements from the date of acquisition.

On January 11, 2005, Appleton acquired substantially all of the assets of New England Extrusion, Inc., a privately-held company with its headquarters and a production facility in Turners Falls, Massachusetts, and an additional production facility in Milton, Wisconsin. The purchase price for this acquisition, net of cash acquired, approximated $68.8 million, including the assumption of certain liabilities. New England Extrusion specializes in the manufacture of single and multilayer polyethylene films for packaging applications and sells its high performance films to converters and select end users in the United States and Canada who laminate, print, coat or convert films for flexible packaging applications involving food, personal care, medical and industrial products. The financial results for New England Extrusion have been included in the company’s consolidated financial statements from the date of acquisition.

Restructuring and Other Charges. Due to the continued decline in Appleton’s carbonless business, management reviewed salaried staffing requirements in fiscal 2003. As a result of these management reviews, a salaried workforce reduction initiative was implemented in fiscal 2003. Appleton has continued to assess its staffing requirements for its headquarters operations and for its plants and mills. Further reductions occurred throughout fiscal 2004 with severance-related costs totaling $3.0 million for the year. In late fiscal 2005, Appleton announced plans to restructure its business in order to improve its market focus, create a more streamlined organization, reduce costs and better position the company to pursue international growth opportunities. Restructuring and severance-related costs in fiscal 2005 totaled $10.6 million as a result of voluntary severance packages offered to eligible union employees at Appleton’s Roaring Spring and West Carrollton paper mills in the first quarter, as well as additional reductions in the salaried workforce occurring throughout the year, in connection with the announced restructuring, and restructuring activities at BemroseBooth. BemroseBooth made the decision during the third quarter of fiscal 2005 to discontinue the traditional printing and binding portions of its information products business. Separately, BemroseBooth also announced an organizational restructuring to centralize its operating structure, increase its market focus and position itself for growth opportunities. BemroseBooth recorded a charge of $3.2 million for job eliminations and other costs associated with these decisions. See Note 5 of Notes to Consolidated Financial Statements for further information on the effects of the restructuring.

Debt Refinancing. In June 2004, Appleton completed a comprehensive, voluntary refinancing of its senior credit facility and its long-term debt. Principal components of the refinancing included a new senior credit facility, a series of new senior notes and a new series of senior subordinated notes. The new senior credit facility includes a six-year, $250 million term loan and a five-year, $125 million revolving credit facility. Appleton also issued $185 million aggregate principal amount of 8.125% senior notes due 2011 and $150 million aggregate principal amount of 9.75% senior subordinated notes due 2014, which we refer to as the “new senior notes and senior subordinated notes.” The proceeds of the new senior credit facility were used to repay the amounts outstanding under the old senior credit facility. The balance of the proceeds of the new senior credit facility, together with the proceeds of the offering of the senior notes and the senior subordinated notes, were used to purchase approximately $193 million, plus interest, of the approximately $200 million in aggregate principal amount outstanding of the 12.5% senior subordinated notes due 2008, which we refer to as “the old notes” or “the old senior subordinated notes,” and the deferred payment obligation. The deferred payment obligation to Arjowiggins, which was incurred at the time of the ESOP’s acquisition of Appleton and was due May 8, 2010, had accreted to $180.3 million as of June 11, 2004. Arjowiggins discounted this obligation by $13.2 million and accepted $167.1 million as payment in full of the obligation.

Effects of Inflation. The cost for certain of Appleton’s raw materials, including base stock, chemicals and pulp, as well as the cost for energy, including natural gas, oil and electricity, has generally been subject to price changes and can have a material effect on Appleton’s business, financial condition and results of operations. The costs for certain raw materials and energy increased during fiscal 2005 and are expected to continue to increase. However, during the last three fiscal years, we believe that the effects of general inflation have not been material to our business, financial condition or results of operations. Through price increases, Appleton has historically been able to pass on at least a portion of the increases in the cost of its raw materials to its customers. Appleton must rely on cost-cutting measures and productivity and efficiency gains to offset the remaining portion of these cost increases. While Appleton expects that any significant increase in raw materials or energy will be offset by price increases to its customers and/or by its cost containment, productivity and efficiency initiatives, should Appleton be unable to pass on or mitigate any future price increases, its profitability could be impacted.

On February 21, 2006, Appleton issued its earnings release and reported a net loss for fiscal 2005 of $3.6 million. Subsequent to this release, Appleton recorded a favorable adjustment to its earnings of $0.6 million related to the year-end valuation of Paperweight Development common stock. The independent, third-party valuation was received after the date of the earnings release and was slightly less than the amount originally estimated and recorded by the company as of the fiscal year-end. The net effect of the adjustment was to reduce the net loss to $3.0 million for fiscal 2005.

Comparison of Fiscal 2005 and Fiscal 2004

Net Sales. Net sales for fiscal 2005 topped the $1 billion mark, increasing $57.0 million, or 5.8%, to $1.047 billion, compared to $990 million for fiscal 2004. As explained more fully below, though coated solutions segment net sales declined from year-earlier levels, thermal papers and security papers segment net sales increased, as did net sales in the secure and specialized print services segment. Performance packaging segment net sales more than doubled from 2004 with the acquisition of the assets of New England Extrusion, Inc.

Net sales by the technical papers business totaled $834.8 million in fiscal 2005, an increase of $2.3 million, or 0.3%, from fiscal 2004. Coated solutions segment net sales for fiscal 2005 were $590.5 million, a decrease of $11.6 million, or 1.9%, compared to fiscal 2004. Carbonless net sales decreased on a volume decline of 4.6% for the year, which, as was true in 2004, was a lesser rate of decline than expected. International carbonless shipment volumes actually showed growth versus 2004 of more than 5%. The decline in total carbonless volume was somewhat mitigated by improved pricing on both roll and sheet products versus 2004 average prices. Annual average net selling prices across the entire carbonless business increased approximately 2.5% for fiscal 2005 as compared to fiscal 2004. This reflects the fact that Appleton was able to successfully implement price increases for both rolls and sheets in the domestic and international markets that it serves during the fourth quarter of 2004, with the increases taking effect in the first quarter of 2005. A further price increase took effect in August of 2005 for domestic carbonless sheets and for domestic and Canadian carbonless roll products. The percentage of carbonless shipments to international customers increased by approximately 2 percentage points from fiscal 2004 to fiscal 2005, which has a somewhat negative impact on net sales in terms of the sales mix due to the lower selling price points in the international markets that Appleton services.

Thermal papers segment net sales for fiscal 2005 were $219.3 million, an increase of $10.3 million, or 4.9%, compared to fiscal 2004. Thermal papers segment volume increased 2.8% overall for fiscal 2005 as compared to fiscal 2004 with shipments off a combined 1.5% in the domestic and Canadian markets but increasing by approximately 33% in international markets. Across all market channels, 2005 shipments of Appleton’s high volume, lower margin point-of-sale products declined by more than 7% from 2004 levels while shipments of the tag and ticket grades increased by more than 39% and label grades increased by more than 10% versus fiscal 2004. In addition to the volume increases, Appleton implemented price increases on most of its product lines with effect from June 2005, which contributed to the overall net sales increase relative to fiscal 2004. Across all product lines, annual average net selling prices for thermal products were up approximately 3% from 2004 average levels, a function of both price increases and sales mix variations year to year. In fiscal 2005, average annual net selling prices for label products declined from the 2004 levels and average tag and ticket grade prices were up only marginally from 2004 levels. Despite these changes, because the overall sales mix shifted away from the point-of-sale grades somewhat and moved more toward the higher priced tag, ticket and label grades, the overall average net price improved from 2004 to 2005.

Net sales in the security papers segment included in the technical papers business totaled $24.9 million, an increase of $3.7 million, or 17.5%, when compared to fiscal 2004 on a volume increase of 16.2%. All of the volume increase from 2004 levels occurred in the domestic and Canadian market channels while international shipments declined approximately 8.0%. Pricing levels improved versus 2004 as a result of price increases that were successfully implemented.

Net sales in the secure and specialized print services segment (represented by BemroseBooth, Appleton’s British subsidiary) were $112.2 million for fiscal 2005, an increase of $2.2 million, or 2.0%, over fiscal 2004. The increase is primarily attributable to strength in sales of secure mail services, phone cards and rail and car park tickets.

The performance packaging segment reported net sales of $99.5 million in fiscal 2005, an increase of $52.5 million, or nearly 112%, over fiscal 2004 sales levels. The addition of the results of New England Extrusion from January 11, 2005 accounts for virtually all of the increase, though sales by American Plastics and C&H Packaging increased a combined 2.8% from 2004.

Gross Profit. Gross profit was $261.4 million for fiscal 2005, an increase of $7.0 million, or 2.8%, compared to fiscal 2004. Gross profit margin was 25.0% for fiscal 2005 as compared to 25.7% for fiscal 2004. The increase in gross profit for fiscal 2005 as compared to fiscal 2004 was principally due to the following factors:

•	Gross profit flowing from the January 11, 2005, acquisition of New England Extrusion added approximately $10.3 million.

•	BemroseBooth increased its gross profit contribution by $0.8 million from fiscal 2004.

•	Appleton’s security papers segment increased its gross profit contribution by $1.3 million as a result of substantial volume increases, improved pricing and productivity improvements.

•	Volume declines in the carbonless product line were more than offset by improved pricing and sales mix, which resulted in an additional $7.3 million contribution to gross profit.

The increase in gross profit for fiscal 2005 as compared to fiscal 2004 was partially offset by the following factors:

•	In the coated solutions segment, raw material price increases and manufacturing cost increases in the areas of salaries and labor costs, utilities and employee benefits, net of manufacturing efficiency gains and continued cost reduction efforts, resulted in a decline of approximately $12.3 million in gross profit for fiscal 2005.

•	Apart from the addition of profits from New England Extrusion, gross profit from the other performance packaging companies, C&H Packaging and American Plastics, decreased by $0.4 million, primarily due to soft market conditions in the first half of fiscal 2005.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses for fiscal 2005 were $204.5 million, an increase of $6.7 million, or 3.4%, compared to fiscal 2004. In total, selling, general and administrative costs of New England Extrusion represented an additional $6.5 million in such expenses. Within the SG&A expense category, distribution expenses for Appleton’s technical papers business were higher than fiscal 2004 by $2.9 million due to higher freight costs, which were impacted by rising oil prices and general supply and demand conditions in the transportation market. Distribution costs for the performance packaging businesses other than New England Extrusion were up by $1.1 million versus 2004 on higher sales levels and higher freight costs. Central headquarters costs decreased by $5.7 million from 2004 levels due to cost reduction efforts and the effects of on-going restructuring activities. Other expenses increased by $3.4 million as a result of some job redesign costs and an increase in losses on the disposal of fixed assets. Amortization costs increased by $0.6 million in fiscal 2005 versus fiscal 2004 as a result of the net increase in amortization expense due to the amortization of intangible assets acquired as part of the acquisition of New England Extrusion.

Restructuring and Other Charges. Appleton has continued selective workforce reductions, pursuant to a program begun in fiscal 2003. Selective staffing reductions occurred throughout fiscal 2004 with severance-related costs totaling $3.0 million for the year. Restructuring and severance-related costs in fiscal 2005 totaled $10.6 million as a result of voluntary severance packages offered to eligible union employees at Appleton’s Roaring Spring and West Carrollton paper mills, selective reductions in the salaried workforce during the year, terminations resulting from the restructuring announced by Appleton in late 2005 and charges incurred by BemroseBooth. BemroseBooth made the decision during the third quarter of 2005 to discontinue the traditional printing and binding portions of its information products business. Separately, BemroseBooth also announced an organizational restructuring to centralize its operating structure, increase its market focus and position itself for growth opportunities. BemroseBooth recorded a charge of $3.2 million for job eliminations at its Derby, England facility and other exit costs associated with these decisions. In the future, Appleton will continue to evaluate its organization and its ability to achieve its business strategies and may be required to further reduce, or modify the nature of, its workforce and incur additional charges. See Note 5 of Notes to Consolidated Financial Statements for further information on the effects of the restructuring.

Operating Income.

	(dollars in thousands)
	Fiscal 2005	Fiscal 2004
Technical papers
Coated solutions	$54,767	$59,286
Thermal papers	4,546	7,926
Security papers	(839)	(2,219)

	58,474	64,993
Secure and specialized print services	97	2,565
Performance packaging	5,938	3,333
Unallocated corporate charges and business development costs	(18,172)	(17,227)

Total operating income	$46,337	$53,664

Operating income for fiscal 2005 was $46.3 million, a decrease of $7.3 million, or 13.7%, compared to fiscal 2004. Operating income as a percentage of net sales for fiscal 2005 was 4.4% as compared to 5.4% of net sales for fiscal 2004.

For the technical papers business, operating income for fiscal 2005 was $58.5 million, a $6.5 million decline from the prior year, primarily due to profit declines in the coated solutions and thermal papers segments and the allocation of $3.7 million of restructuring costs back to the technical papers business.

Coated solutions segment operating income for fiscal 2005 was $54.8 million, a decrease of $4.5 million compared to fiscal 2004. This decrease was primarily due to the decline in carbonless volume, increased manufacturing costs, a higher percentage of international carbonless sales compared to fiscal 2004 and the recognition of $3.0 million of restructuring costs by this segment.

Thermal papers segment operating income for fiscal 2005 was $4.5 million, a decrease of $3.4 million compared to fiscal 2004. The decrease from fiscal 2004 is largely attributable to lower domestic shipment volumes, an increasing percentage of international shipments, higher manufacturing costs and the recognition of $0.4 million of restructuring costs by this segment. Continued cost reduction efforts to improve manufacturing efficiencies were maintained throughout the year, which helped to offset raw material price increases.

Appleton’s security papers segment reported an operating loss of $0.8 million, which includes a restructuring charge of $0.3 million, an improvement of $1.4 million as compared to fiscal 2004. The 16.4% increase in shipment volumes and improved pricing and sales mix were the major factors in the improved operating results.

The secure and specialized print services segment (represented by BemroseBooth) returned a small operating profit of $0.1 million as compared to a $2.6 million operating profit in fiscal 2004. The biggest single factor was the $3.2 million in restructuring charges taken over the third and fourth quarters of 2005, as described above.

The performance packaging segment reported operating income for fiscal 2005 of $5.9 million, an increase of $2.6 million compared to fiscal 2004. The increase in operating income for fiscal 2005 was due to recognition of operating results by New England Extrusion from the January 11, 2005 acquisition date. The profit at New England Extrusion more than offset a modest decline in the profitability of the other performance packaging businesses caused by generally soft market conditions in the first half of fiscal 2005.

Appleton’s unallocated corporate charges and business development costs for fiscal 2005 were $18.2 million, an increase of $1.0 million compared to fiscal 2004. Appleton’s unallocated corporate charges and business development costs relate to expenditures associated with its technology development team, which works to leverage and expand Appleton’s expertise in coating applications, coating formulations, microencapsulation, security and other technologies. Appleton also incurred expenditures related to its marketing and research and development efforts, which are focused on growing its performance packaging business for both consumer and commercial markets. Appleton also created a market transformation team in fiscal 2004, which is dedicated to developing better market, competitor and end-user insights to enable Appleton to more effectively identify and serve the needs of the end users of its various products. Also included in unallocated corporate charges and business development costs are restructuring costs associated with selective workforce reductions in corporate support functions.

Interest Expense.

	(dollars in millions)
	Fiscal 2005	Fiscal 2004
Interest expense – term loans	$13.4	$8.4
Interest expense – senior notes	14.8	8.4
Interest expense – senior subordinated notes	15.5	19.5
Interest expense – deferred debt expense	2.1	2.3
Interest expense – deferred payment obligation	—	7.5
Interest expense – Fox River accretion	1.4	1.3
Interest expense – other	2.6	2.2

Total interest expense	$49.8	$49.6

Interest expense for fiscal 2005 was $49.8 million, an increase of $0.2 million, or 0.4%, compared to fiscal 2004. The increase in interest expense for fiscal 2005 as compared to fiscal 2004 is the net effect of the changes brought about by Appleton’s 2004 refinancing of its existing credit facility and the overall increase in debt due to the additional term loans and the new senior and senior subordinated note offerings in fiscal 2004. Appleton eliminated approximately $193 million of its old notes and its deferred payment obligation to Arjowiggins, which accreted in value at the rate of 10% per annum. These obligations were replaced by new senior notes and senior subordinated notes that carry interest rates of 8.125% and 9.75%, respectively. The increase in interest expense for the senior notes is a function of realizing a full year’s interest in 2005 as compared to only a little more than 6 months during 2004. While the new note series lowered the interest rate on Appleton’s fixed-rate debt, the term loan obligations of the new senior credit facility carry a variable interest rate and were subject to the steadily increasing interest rates experienced by the U.S. economy in 2005. The increasing rates, coupled with a higher balance of term debt post-refinancing, generated the $5.0 million increase in term loan interest expense in fiscal 2005. The discounted share of the Lower Fox River costs for which Appleton is responsible was accreted by $1.4 million in fiscal 2005 as compared to $1.3 million in fiscal 2004 and has now been fully accreted to $25.0 million, representing Appleton’s share of the liability under the terms of its agreement with Arjowiggins. (For further information on Appleton’s indemnification agreement with its former parent, Arjowiggins, see Notes 1 and 16 of Notes to Consolidated Financial Statements.)

Debt Extinguishment Expenses. As a result of its June 2004 debt refinancing, Appleton recognized $30.8 million in debt extinguishment expenses in fiscal 2004 associated with previous debt issues. No debt extinguishment expenses were required to be recognized in fiscal 2005.

Interest Income. Interest income for fiscal 2005 was $1.0 million, a decrease of $1.2 million compared to the $2.2 million reported for fiscal 2004. The decrease was almost solely due to the fact that in 2004 Appleton realized $1.4 million of interest on federal and state income tax refunds, whereas in fiscal 2005, only $0.1 million of interest was earned on tax refund claims. Appleton earned an additional $0.2 million of interest income versus fiscal 2004 as a result of higher prevailing interest rates on its short-term investments.

Foreign Exchange Loss (Gain). Appleton recognized a foreign exchange loss of $0.9 million for fiscal 2005 as compared to a $0.3 million loss in the prior year.

Provision for Income Taxes. In connection with the acquisition of Appleton, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result of these elections, Appleton expects to incur no future U.S. income tax liability and minimal state and local income tax liabilities. The American Plastics and C&H Packaging subsidiaries acquired in 2003, as well as New England Extrusion, acquired in January 2005, are eligible for such treatment. Appleton’s Canadian subsidiary, Appleton Papers Canada Ltd., and BemroseBooth, a company registered in the U.K. and subject to U.K. Inland Revenue tax laws, are not eligible for treatment as qualified subchapter S subsidiaries. As a result, Appleton will incur a foreign tax liability. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If Appleton sells a material portion of its assets in the future, Appleton could be subject to a significant tax liability.

For fiscal 2005, Appleton recorded a tax benefit of $0.4 million, which included a $0.9 million tax benefit recorded by BemroseBooth and a $0.5 million provision for state and Canadian income taxes for Appleton’s other businesses.

Net (Loss) Income. The net loss for fiscal 2005 was $3.0 million, an increase in profitability of $22.0 million compared to fiscal 2004. Results for 2004 were impacted by the recognition of $30.8 million of debt extinguishment expenses. Results for fiscal 2005 reflected the addition of New England Extrusion, offset by the decline in gross profit for several of the businesses and the increase in restructuring charges.

Comparison of Fiscal 2004 and Fiscal 2003

Net Sales. Net sales for fiscal 2004 increased $128.1 million, or 14.9%, to $989.5 million, compared to $861.5 million for fiscal 2003 with the most significant factors being the ability to record a full year of results for BemroseBooth, acquired in December 2003, and American Plastics and C&H Packaging, both of which were acquired in April 2003. Coated solutions segment net sales declined by approximately $20 million, but thermal papers segment net sales increased by $27 million and security papers segment net sales increased by more than $5 million.

Net sales within the technical papers business totaled $832.5 million in 2004, an increase of $12.3 million or 1.5%, from the prior year due to strength in the thermal papers and security papers segments. Coated solutions segment net sales for fiscal 2004 were $602.2 million, a decrease of $20.4 million, or 3.3%, compared to fiscal 2003. Carbonless net sales decreased on a volume decline of 1.9% for the year, which was a lesser rate of decline than expected. The decline in carbonless net sales was somewhat greater than the volume decline as a result of continued competitive pricing pressures from both domestic and foreign producers. Annual average net selling prices in the domestic market, which accounted for more than 75% of total carbonless shipments in fiscal 2004, decreased approximately 1.5% for fiscal 2004 as compared to fiscal 2003. This is despite the fact that, during the first half of 2004, Appleton was able to successfully implement a price increase for both rolls and sheets in the domestic and international markets that it serves. The percentage of carbonless shipments to international customers increased by more than 3 percentage points in fiscal 2004, which also negatively impacted net sales due to the lower selling price points in the international markets that Appleton services.

Thermal papers segment net sales for fiscal 2004 were $209.1 million, an increase of $27.0 million, or 14.8%, compared to fiscal 2003. Thermal papers segment volume increased 15.8% for fiscal 2004 as compared to fiscal 2003 with shipments increasing in the domestic, Canadian and international markets. Just over 55% of the volume increase for fiscal 2004 was experienced in Appleton’s high volume, lower margin point-of-sale products. Tag, ticket and label grades, collectively, contributed the remainder of the volume increase versus fiscal 2003. Through the first seven months of fiscal 2003, Appleton continued to experience price erosion on its products due to continued pricing pressures from both domestic and foreign producers of similar products. In August 2003, Appleton implemented a price increase on its highest volume point-of-sale grade, which was followed by an additional price increase on this same grade in late November 2003. These price increases were the first increases experienced for this grade in over three years of continuing price deterioration. Two additional price increases in the point-of-sale product line were realized in the second and third quarters of 2004 such that annual average selling prices for the four highest volume point-of-sale grades were from 1% to 7% higher in 2004 than in 2003. Appleton’s other thermal product lines, such as label and tag/ticket products, also experienced competitive pricing pressures throughout 2004. However, a price increase was achieved in the label segment of the market at the end of June 2004 and in the tag market segment at the end of November 2004. Across all product lines and market channels, annual average net selling prices for thermal products declined less than 1% from 2003 average levels, a function of both price increases and sales mix variations year to year.

Net sales from Appleton’s security papers segment were $21.2 million for fiscal 2004, an increase of $5.7 million, or 36.6% compared to fiscal 2003 based on a 52% increase in shipment volumes. Pricing pressures and sales mix factors reduced the 2004 average annual net selling price per ton by 10% from 2003 levels.

Net sales reported by the secure and specialized print services segment (BemroseBooth) for fiscal 2004 totaled $110.1 million, an increase of $99.1 million as compared to fiscal 2003, when only one month’s sales were recognized following the December 2003 acquisition of BemroseBooth by Appleton.

Performance packaging segment net sales totaled $47.0 million as Appleton’s two new performance packaging companies, C&H Packaging and American Plastics, which were acquired in April 2003, contributed $16.5 million of the increased revenue for fiscal 2004, based on 12 months of sales in fiscal 2004 versus only 8 months in fiscal 2003.

Gross Profit. Gross profit was $254.4 million for fiscal 2004, an increase of $27.3 million, or 12.0%, compared to fiscal 2003. Gross profit margin was 25.7% for fiscal 2004 as compared to 26.4% for fiscal 2003. The increase in gross profit dollars for fiscal 2004 as compared to fiscal 2003 was principally due to the following factors:

•	Gross profit from BemroseBooth for the full year 2004 increased $27.4 million from 2003, when only one month’s activity was included in the consolidated results.

•	Manufacturing efficiency gains and cost reduction efforts in the coated solutions segment net of manufacturing cost increases in the areas of salaries and labor costs, utilities and employee benefits, contributed approximately $8.0 million in gross profit for fiscal 2004.

•	The combined impacts of increased thermal papers segment volumes, price increases implemented in late 2003 and in 2004, and continuing cost reduction efforts in the thermal papers segment’s manufacturing operations resulted in approximately $7.1 million in increased gross profit.

•	Gross profit from the two packaging companies acquired in 2003 was higher by $3.2 million, based on a full year’s results in 2004, as compared to 8 months’ results in 2003, and year-on-year growth in the business.

The increase in gross profit for fiscal 2004 as compared to fiscal 2003 was partially offset by the following factors:

•	The combined effects of carbonless volume decline, competitive carbonless pricing pressures and higher carbonless international mix negatively impacted gross profit for fiscal 2004 by approximately $15.7 million.

•	Fiber costs increased by approximately $6.0 million for purchased pulp, wastepaper and wood.

Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2004 were $197.8 million, an increase of $38.7 million, or 24.3%, compared to fiscal 2003. The companies acquired in 2003 reported an additional $27.9 million in selling, general and administrative expenses, versus only recognizing a partial year’s expense in fiscal 2003. Selling, general and administrative expenses for Appleton’s coated solutions, thermal papers and security papers segments increased by $7.7 million due to increases in bonus and pension costs as well as in consulting expenses, particularly those relating to acquisitions and technology development. Distribution expenses for Appleton’s coated solutions, thermal papers and security papers segments were higher than fiscal 2003 by $4.6 million due to higher shipment volumes and higher freight costs, which were impacted by rising oil prices, the new “hours of service” regulations in the transportation industry and general supply and demand conditions in the transportation market.

Restructuring and Other Charges. Due to the continued decline in Appleton’s carbonless business, management reviewed salaried staffing requirements in fiscal 2003. As a result of these management reviews, a salaried workforce reduction initiative was implemented in fiscal 2003. The cost of this program, which included severance costs and outplacement services, was $2.6 million for fiscal 2003. Appleton has continued to assess its staffing requirements for its headquarters operations and for its plants and mills. Further staffing reductions occurred throughout fiscal 2004 with severance-related costs totaling $3.0 million for the year. In the future, Appleton will continue to evaluate its organization and its ability to achieve its business strategies. As Appleton continues to make those evaluations, it may be required to further reduce, or modify the nature of, its workforce and incur additional charges.

Operating Income.

	(dollars in thousands)
	Fiscal 2004	Fiscal 2003
Technical papers
Coated solutions	$59,286	$73,681
Thermal papers	7,926	6,174
Security papers	(2,219)	(1,931)

	64,993	77,924
Secure and specialized print services	2,565	(1,155)
Performance packaging	3,333	453
Unallocated corporate charges and business development costs	(17,227)	(11,824)

Total operating income	$53,664	$65,398

Operating income for fiscal 2004 was $53.7 million, a decrease of $11.7 million, or 17.9%, compared to fiscal 2003, due to the decline in the coated solutions segment. Operating income as a percentage of net sales for fiscal 2004 was 5.4% as compared to 7.6% of net sales for fiscal 2003. Within the technical papers business, operating income was $65.0 million, a decrease of $12.9 million compared to fiscal 2003, again, due to the decline in the coated solutions segment.

Coated solutions segment operating income for fiscal 2004 was $59.3 million, a decrease of $14.4 million compared to fiscal 2003. This decrease was primarily due to the decline in carbonless volume, increased competitive pricing pressures and a higher percentage of international carbonless shipments compared to fiscal 2003.

Thermal papers segment operating income for fiscal 2004 was $7.9 million, an increase of $1.8 million, or 28.4%, compared to fiscal 2003. The increase from fiscal 2003 is largely attributable to the volume increases experienced in 2004 along with price increases implemented in late 2003 and in 2004. Continued cost reduction efforts to improve manufacturing efficiencies were maintained throughout the year, which helped to offset raw material price increases.

The operating loss by the security papers segment increased from $1.9 million in fiscal 2003 to $2.2 million in 2004 based on the decline in average net selling prices and an increase in distribution costs along with an increase in selling, general and administrative expenses.

The secure and specialized print services segment reported operating income of $2.6 million for fiscal 2004, an improvement of $3.7 million from the prior year, when only one month’s operating results were recognized following the December 2003 acquisition of BemroseBooth by Appleton. Additionally, some purchase accounting adjustments relating to the acquisition unfavorably impacted the 2003 results.

Operating income for the performance packaging segment totaled $3.3 million in fiscal 2004, an increase of $2.9 million over 2003 levels. The increase in operating income for fiscal 2004 was primarily due to recognition of a full year of operating results by the two companies acquired at the end of April 2003. Fiscal 2003 results had also been unfavorably impacted by purchase accounting adjustments related to valuing inventory at fair market value for the acquired companies.

Appleton’s unallocated corporate charges and business development costs relate to expenditures associated with its technology development team, which works to leverage and expand Appleton’s expertise in coating applications, coating formulations, microencapsulation, security and other technologies. Appleton also incurred expenditures related to its marketing and research and development efforts, which are focused on growing its performance packaging business for both consumer and commercial markets. In addition, costs associated with the acquisition team’s activities (salaries, travel, consulting fees and legal expenses) are also included as part of business development costs. Appleton also created a market transformation team in fiscal 2004, which is dedicated to developing better market, competitor and end-user insights to enable Appleton to more effectively identify and serve the needs of the end users of its various products. Appleton’s unallocated corporate charges and business development costs for fiscal 2004 were $17.2 million, an increase of $5.4 million compared to fiscal 2003.

Interest Expense.

	(dollars in millions)
	Fiscal 2004	Fiscal 2003
Interest expense – term loans	$8.4	$7.0
Interest expense – senior notes	8.4	—
Interest expense – senior subordinated notes	19.5	25.4
Interest expense – deferred debt expense	2.3	3.4
Interest expense – deferred payment obligation	7.5	16.3
Interest expense – Fox River accretion	1.3	1.3
Interest expense – other	2.2	0.8

Total interest expense	$49.6	$54.2

Interest expense for fiscal 2004 was $49.6 million, a decrease of $4.6 million, or 8.5%, compared to fiscal 2003. The reduction in interest expense for fiscal 2004 as compared to fiscal 2003 was primarily a result of the debt restructuring activities in fiscal 2004. In June 2004, Appleton completed a comprehensive refinancing of its senior credit facility and long-term debt. Interest expense was favorably impacted by the elimination of approximately $193 million of its old notes and its deferred payment obligation to Arjowiggins, which accreted in value at the rate of 10% per annum, compounded semi-annually. These obligations were replaced by new senior notes and senior subordinated notes that carry interest rates of 8.125% and 9.75%, respectively. Non-cash deferred debt amortization expenses were $2.3 million in fiscal 2004 compared to $3.4 million in fiscal 2003. Non-cash interest expense on the deferred payment obligation (see Note 10 of Notes to Consolidated Financial Statements) was $7.5 million in fiscal 2004 compared to $16.3 million in fiscal 2003. The discounted share of the Lower Fox River costs for which Appleton is responsible was accreted by $1.3 million in both fiscal 2004 and fiscal 2003. This $21.0 million amount had accreted to $25.0 million at the end of 2005.

Debt Extinguishment Expenses. As a result of its June 2004 debt refinancing, Appleton recognized $30.8 million in debt extinguishment expenses associated with previous debt issues. During December 2003, a portion of Appleton’s long-term debt obligations was refinanced with new debt carrying a reduced interest rate. As a result, Appleton was required to write off $1.4 million of deferred debt issuance costs associated with the original debt as debt extinguishment expense.

Interest Income. Interest income for fiscal 2004 was $2.2 million, an increase of $1.9 million compared to the $0.3 million reported for fiscal 2003. The increase was due to interest income realized from federal and state income tax refunds, slightly higher interest rates earned on short-term investments and, on average, higher short-term investment balances maintained during fiscal 2004 as compared to fiscal 2003.

Foreign Exchange Loss (Gain). Appleton recognized a foreign exchange loss of $0.3 million for fiscal 2004 as compared to a $1.1 million gain in the comparable prior year period.

Provision for Income Taxes. In connection with the acquisition of Appleton, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result of these elections, Appleton expects to incur no future U.S. income tax liability and minimal state and local income tax liabilities. The American Plastics and C&H Packaging subsidiaries acquired in 2003, as well as New England Extrusion, acquired in January 2005, are eligible for such treatment. Appleton’s Canadian subsidiary Appleton Papers Canada Ltd., and BemroseBooth, a company registered in the U.K. and subject to U.K. Inland Revenue tax laws, are not eligible for treatment as qualified subchapter S subsidiaries. As a result, Appleton will incur a foreign tax liability. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If Appleton sells a material portion of its assets in the future, Appleton could be subject to a significant tax liability.

For fiscal 2004, Appleton recorded a tax provision of $0.2 million which included a $0.2 million tax benefit recorded by BemroseBooth.

Net (Loss) Income. The net loss for fiscal 2004 was $25.0 million, a decrease in profitability of $36.2 million compared to fiscal 2003. Principal factors contributing to the decline include the increase in selling, general and administrative expenses and the recognition of $30.8 million of debt extinguishment expenses.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities for fiscal 2005 was $73.7 million, with depreciation and amortization charges of $79.8 million the major component. Appleton recognized $7.9 million in non-cash employer matching contributions for the purchase of Paperweight Development common stock during the year. Other significant non-cash charges included $2.1 million of amortization on financing fees, $1.6 million of losses on equipment disposals and $1.4 million of accretion toward Appleton’s share of the Lower Fox River environmental liability. The most significant use of cash was an increase in working capital of $12.1 million during fiscal 2005, which was primarily the result of a $9.0 million increase in inventories and a $6.6 million increase in other current assets. The inventory increase was primarily a result of increases in raw materials and finished goods within the technical papers business, an increase in work in process at C&H Packaging, and an increase in finished goods at BemroseBooth. The increase in other current assets is a result of the $7.6 million increase in the indemnification receivable from Arjowiggins. (See Notes 1 and 16 of Notes to Consolidated Financial Statements.)

Net cash provided by operating activities for fiscal 2004 was $63.3 million. Depreciation and amortization charges of $77.3 million more than offset the net loss of $25.0 million for the period. Appleton recognized $7.6 million in non-cash employer matching contributions for the purchase of Paperweight Development common stock during the year. Appleton also recognized $4.6 million in non-cash debt extinguishment expenses and $7.8 million of accretion in deferred payment and capital lease obligations. Offsetting this accretion in the deferred payment obligation was the $13.2 million discount recognized upon settlement of the obligation.

Net cash provided by operating activities for fiscal 2003 was $126.3 million. Appleton incurred $8.1 million in non-cash employer matching contributions to the KSOP for fiscal 2003. A decrease in working capital for fiscal 2003 increased operating cash flows by $12.8 million largely driven by decreases in receivables of $12.7 million and inventories of $4.9 million, which were partially offset by a $5.0 million decrease in accounts payable and other accrued liabilities. Accounts receivable decreased due to the timing of Appleton’s January 3, 2003 year-end, which allowed for collection of receivables with month-end terms.

Cash Flows from Investing Activities. Net cash used by investing activities in fiscal 2005 amounted to $101.3 million. Appleton invested $68.8 million in the acquisition of New England Extrusion in January 2005 and invested an additional $32.5 million in capital projects during the year. Major components of capital spending included the final $7.4 million of the $16 million project to expand coating capabilities at the Appleton plant and the final $2.4 million of the $8 million invested in paper machine improvements at the Roaring Spring mill.

Net cash used by investing activities in fiscal 2004 totaled $37.3 million. During fiscal 2004, capital expenditures were $36.5 million. Of this amount, $27.5 million related to capital expenditures approved in fiscal 2004 and $9.0 million related to projects authorized in prior years. Major capital expenditures included $4.7 million of investment at BemroseBooth for a new press, some pre-press equipment and other projects, $3.9 million for paper machine enhancements directed at security products produced at the Roaring Spring mill, $2.9 million on a new extrusion line at American Plastics and $2.9 million for enhancements to several off-machine coaters at the Appleton plant.

On June 11, 2004, Appleton completed a voluntary refinancing of its debt. Appleton’s annual capital investment levels are restricted by the terms of the new senior credit facility to no more than $50 million per year, provided, however, that up to 50% of funds not expended under this covenant may be carried over to the following fiscal year. Accordingly, approximately $6.8 million in capital expenditure capacity could be carried forward to fiscal 2005. The new senior note indenture and senior subordinated note indenture entered into in connection with this refinancing do not place specific dollar limitations on capital investments. Appleton believes that the limitations described above will permit it to carry out its planned capital expenditures during 2006 and each fiscal year thereafter.

Net cash used by investing activities was $142.2 million for fiscal 2003. Of this amount, $112.3 million was used to acquire C&H Packaging, American Plastics and BemroseBooth. The remaining $29.9 million was related to capital expenditures for fiscal 2003. Of this amount, $14.0 million was expended on capital projects approved prior to the end of fiscal 2002. The remaining $15.9 million was expended on capital projects approved in 2003. Significant capital expenditures in fiscal 2003 included $7.3 million spent on Project Venture. Capital expenditures for fiscal 2003 were within the covenant limitations established in the old senior credit facility and the old note indenture.

Cash Flows from Financing Activities. Net cash used by financing activities was $23.7 million for fiscal 2005. Appleton made mandatory debt repayments on its outstanding term loans of $2.4 million in 2005. Appleton also made payments of $73.0 million against its borrowings under the revolving credit facility of $75.0 million, made additional voluntary payments of $15.0 million against the outstanding term loan and purchased $13.0 million of its senior notes. The borrowings under the revolving credit facility were used to fund the New England Extrusion acquisition and other short-term operating needs. Payments to redeem shares of redeemable common stock related to employee requests to diversify their holdings in the ESOP and for distributions upon retirement or termination totaled $9.4 million during fiscal 2005. Share redemptions were at a lower level than in fiscal 2004 as Appleton converted some of the 2005 redemption requests to five-year installment payments instead of a single payment, as permitted under the terms of the ESOP. Appleton received net proceeds of $13.9 million from the sale of Paperweight Development redeemable common stock in fiscal 2005. The ESOP trustee purchased this stock with pretax deferrals, rollovers and loan payments made by employees during the last six months of 2004 and the entire year of 2005. The new senior credit facility and cash flows from operations are expected to be adequate to meet Appleton’s forecasted liquidity needs for fiscal 2006.

Net cash provided by financing activities was $13.2 million in fiscal 2004, primarily a function of the June 11, 2004 voluntary refinancing of debt accomplished by Appleton. Principal components of the refinancing included a new senior credit facility, a series of senior notes and a new series of senior subordinated notes. The new senior credit facility includes a six-year, $250 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which was initially set at 1.25% for base rate loans and 2.25% for LIBOR loans, but which is determined by reference to a pricing grid for subsequent quarters. Mandatory principal payments, originally set at $625,000, currently stand at $587,000 and are due quarterly with the remaining balance due in equal payments on March 31, 2010 and June 11, 2010. The new senior credit facility also includes a five-year, $125 million revolving credit facility.

As part of the 2004 refinancing, Appleton also issued $185 million aggregate principal amount of 8.125% senior notes due 2011 and $150 million aggregate principal amount of 9.75% senior subordinated notes due 2014. The proceeds of the new senior credit facility were used to repay the amounts outstanding under the old senior credit facility, plus interest, consisting of two term loans of $14.0 million and $130.7 million, respectively. The balance of the proceeds of the new senior credit facility, together with the proceeds of the offering of the senior notes and the senior subordinated notes, were used to purchase approximately $193 million, plus interest, of the approximately $200 million in aggregate principal amount outstanding of the old notes and the deferred payment obligation. The deferred payment obligation, which was due May 8, 2010, had accreted at 10% per annum to $180.3 million as of June 11, 2004. Arjowiggins discounted this obligation by $13.2 million and accepted $167.1 million as payment in full of the obligation. (Refer to “Description of Outstanding Indebtedness,” below, for further discussion of Appleton’s June 2004 refinancing and resultant debt structure.)

As a result of the 2004 refinancing, $4.6 million of deferred debt issuance costs were written off. A premium of $37.2 million was also paid in conjunction with the repurchase of the outstanding old notes. Related fees of $2.2 million were also incurred. These total costs of $44.0 million, less the $13.2 million discount discussed above, were recorded as debt extinguishment expenses. Debt acquisition costs associated with the refinancing totaled $13.4 million.

In addition to the refinancing, during fiscal 2004 Appleton received net proceeds of $4.0 million from the sales of Paperweight Development redeemable common stock, which the ESOP trustee purchased with employee pre-tax deferrals made during the first six months of fiscal 2004, while making payments of $27.4 million to redeem shares of the stock. Appleton also made payments of $10 million on its revolving line of credit.

Net cash provided by financing activities was $21.1 million in fiscal 2003. Appleton used cash generated by operations to repay $41.3 million of term loans, all of which were mandatory principal repayments. In December 2003, Appleton refinanced the remaining $83.3 million under the $150 million term loan and borrowed an additional $56.7 million with which to make the Bemrose acquisition. During fiscal 2003, Appleton borrowed $84.0 million on the revolving credit facility, of which $45.0 million was used to fund the April 30, 2003, acquisition of C&H Packaging and American Plastics. The remaining $39.0 million was used for seasonal working capital needs. During fiscal 2003, $74.0 million was repaid on the revolving credit facility, leaving an outstanding balance of $10.0 million as of January 3, 2004.

During fiscal 2003 Appleton received net proceeds of $13.4 million from the sales of Paperweight Development redeemable common stock. Of this amount, the ESOP trustee purchased $4.0 million of stock with employee pre-tax deferrals from July 1, 2002 through December 28, 2002, $5.3 million of stock with pre-tax deferrals from December 29, 2002 through June 29, 2003 and $4.1 million of stock with pre-tax deferrals from June 30, 2003 through January 3, 2004. During fiscal 2003, payments of $14.4 million were made to redeem shares of Paperweight redeemable common stock related to employee requests for diversification, retirement or termination.

Description of Outstanding Indebtedness. On December 14, 2001, Appleton issued $250 million aggregate principal amount of 12.5% series A senior subordinated notes due 2008, which were used to redeem in full, at par, the senior subordinated note due 2008 held by Arjowiggins as part of Appleton’s acquisition from Arjowiggins. On June 12, 2002, Appleton filed a Registration Statement on Form S-4 to register an offer with the Securities and Exchange Commission to exchange up to $250 million of its registered 12.5% series B senior subordinated notes, or the old notes, for any and all of its outstanding 12.5% series A senior subordinated notes due 2008. The exchange offer closed on July 12, 2002. The entire outstanding principal balance of series A notes was exchanged for series B notes. During fiscal 2002, Appleton paid a premium of $1.8 million to purchase and retire $50.0 million in aggregate principal amount of the old series B notes.

As described below, approximately $193 million of the old notes were purchased in conjunction with Appleton’s June 2004 refinancing but $7 million of the old notes remain outstanding. These old senior subordinated notes are unsecured obligations of Appleton, ranking subordinate in right of payment to all senior debt, and are unconditionally and jointly and severally guaranteed by Paperweight Development, C&H Packaging Company Inc., American Plastics Company Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and New England Extrusion Inc. Interest on the notes is payable semi-annually in June and December of each year. Prior to December 15, 2004, and after 100% application toward repayment of the old senior credit facility, Appleton was permitted to use proceeds of certain sales of its equity to redeem up to 35% of the original principal amount of the notes at a redemption price of 112.5% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date.

Except as described in the preceding paragraphs, the old notes were not redeemable at Appleton’s option prior to December 15, 2005. On or after December 15, 2005, Appleton may redeem during the twelve-month period beginning on December 15 of the applicable year all or part of the notes at the redemption price of 106.25% in 2005, 103.125% in 2006, and 100% in 2007 and thereafter, plus accrued and unpaid interest and liquidated damages, if any. As of December 31, 2005, Appleton had not redeemed any portion of the remaining old senior subordinated notes.

On June 11, 2004 Appleton underwent a voluntary refinancing of its debt. Principal components of the refinancing included a new senior credit facility, a series of senior notes and a new series of senior subordinated notes. The new senior credit facility includes a six-year, $250 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which was initially set at 1.25% for base rate loans and 2.25% for LIBOR loans, but which is determined by reference to a pricing grid for subsequent quarters. Initially, mandatory principal payments of $625,000 were due quarterly. The required quarterly payment amount is adjusted as Appleton makes additional voluntary principal payments and any remaining balance is due in equal payments on March 31, 2010, and June 11, 2010. The required quarterly payment amount currently stands at $587,080. The new senior credit facility also includes a five-year, $125 million revolving credit facility.

As part of the 2004 refinancing, Appleton also issued $185 million aggregate principal amount of 8.125% senior notes due 2011 and $150 million aggregate principal amount of 9.75% senior subordinated notes due 2014. The proceeds of the new senior credit facility were used to repay the amounts outstanding under the old senior credit facility, plus interest, consisting of two term loans of $14.0 million and $130.7 million, respectively. The balance of the proceeds of the new senior credit facility, together with the proceeds of the offering of the new senior notes and the new senior subordinated notes, were used to repurchase approximately $193 million, plus interest, of the approximately $200 million in aggregate principal amount outstanding of the old notes and the deferred payment obligation. The deferred payment obligation, which was due May 8, 2010, had accreted at 10% per annum to $180.3 million as of June 11, 2004. Arjowiggins discounted this obligation by $13.2 million and accepted $167.1 million as payment in full of the obligation.

The new senior credit facility, new senior notes and senior subordinated notes contain affirmative and negative covenants. In general, the covenants contained in the new senior credit facility are more restrictive than those of the senior notes and senior subordinated notes. Among other restrictions, the covenants contained in the new senior credit facility require Appleton to meet specified financial tests, including certain leverage, interest and fixed charge coverage ratios, which become more restrictive over the term of the debt. If Appleton defaults on any of these provisions, it could require the repayment of the amounts outstanding, which were approximately $555 million as of December 31, 2005. Based on management’s expectations for fiscal 2006, Appleton anticipates that it will be able to make the required principal and interest payments and comply with all covenants and other requirements set forth in the new senior credit facility and the indentures governing the new senior notes and senior subordinated notes.

The new senior credit facility, senior notes and senior subordinated notes also contain covenants, which, among other things, restrict Appleton’s ability and the ability of Appleton’s other guarantors of the new senior credit facility, senior notes and senior subordinated notes to incur liens; engage in transactions with affiliates; incur or guarantee additional indebtedness; declare dividends or redeem or repurchase capital stock; make loans and investments; engage in mergers, acquisitions, consolidations and asset sales; acquire assets, stock or debt securities of any person; make capital expenditures; terminate the S corporation status of Paperweight Development or the qualified subchapter S subsidiary status of its subsidiaries eligible to elect such status; amend its debt instruments; amend or terminate the ESOP; and other agreements related to the transaction with Arjowiggins; repay other indebtedness; use assets as security in other transactions; enter into sale and leaseback transactions; sell equity interests in our subsidiaries; and engage in new lines of business.

The new senior credit facility is unconditionally guaranteed by Paperweight Development and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The senior notes and senior subordinated notes are unconditionally guaranteed by Paperweight Development, C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and New England Extrusion as previously defined.

Appleton is not aware of circumstances that could reasonably be expected to materially impair its ability to continue to engage in its operations in the future.

Appleton believes that the following factors could reasonably be given significant weight in the determination of its credit rating or could otherwise adversely affect its ability to raise short-term and long-term financing:

•	a highly leveraged balance sheet;

•	the declining market for Appleton’s carbonless paper;

•	an actual rate of decline in the market for Appleton’s carbonless paper that may be greater than the rate projected by management;

•	Appleton’s customer concentration; and

•	Appleton’s reliance on a small number of suppliers for a significant portion of its raw materials.

Guarantees of Debt or Other Commitments to Third Parties. Appleton does not have any significant guarantees of third party debt or other commitments to third parties.

Written Options on Non-Financial Assets (for example, real estate puts). Appleton does not have any written options on non-financial assets.

Off-Balance Sheet Arrangements. Appleton had no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of, or requirements for, capital resources at December 31, 2005.

Disclosures about Contractual Obligations and Commercial Commitments. A summary of Appleton’s significant contractual obligations and other commercial commitments as of December 31, 2005, is as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Long-term debt	$570,959	$7,941	$11,696	$220,672	$330,650
Capital lease obligations	3,052	542	1,199	1,311	—
Operating leases	30,855	8,440	11,444	8,066	2,905
Unconditional purchase obligations(1)	12,000	8,000	4,000	—	—
Other long-term obligations (2)	154,849	11,136	19,374	56,606	67,733

Total contractual cash obligations	$771,715	$36,059	$47,713	$286,655	$401,288

(1)	Represents contractual arrangements for the purchase of raw materials with various suppliers.
(2)	Represents obligations for pension, postretirement health benefits, deferred compensation payments, severance payments and Appleton’s $25 million share of the Lower Fox River costs.

In addition to the contractual obligations listed above, it will also be necessary for Appleton to use cash to satisfy its repurchase obligations related to the ESOP. The following table outlines the potential repurchase liability for the next five years based on management’s assumptions, developed in conjunction with the ESOP administrator, related to participant death, retirement, diversification requests, employment termination and changes in share valuation.

	Estimate of Potential Commitment per Period
Other Commitments	Total	Less Than 1 Year	1-3 Years	4-5 Years
	(dollars in thousands)
Estimated share repurchase liability	$105,264	$13,000	$46,946	$45,318

Appleton expects that a portion of this share repurchase liability will be funded from new deferrals from employees into the Company Stock Fund. Employees may defer, on a pre-tax basis, a percentage of their pay in an amount, subject to certain IRS limitations, equal to between 2 percent and 50 percent of their annual compensation. Participants have the option of directing their deferrals to the 401(k) Fund, the Company Stock Fund, or a combination of both. Appleton believes that new deferrals from employees into the Company Stock Fund for the five-year period presented above will aggregate approximately $45 million, which would reduce and defer the repurchase liability set forth in the table above.

Deferrals directed to the Company Stock Fund accumulate in a short-term interest bearing account within the ESOP trust until the next valuation date, June 30 or December 31. At that time, these deferrals, and the interest earned on these amounts, are used to purchase shares based upon the price of a share of Paperweight Development common stock on the valuation date preceding or following the date on which the participant made the deferrals, whichever is lower.

Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value. Appleton does not engage in any trading activities that include non-exchange traded contracts accounted for at fair value.

Disclosures About Effects of Transactions with Related and Certain Other Parties. There were no significant transactions with related and certain other parties.

Disclosure About Critical Accounting Policies

Appleton prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Appleton’s accounting policies are disclosed in the fiscal 2005 Notes to Consolidated Financial Statements. The following policies are considered by management to be the most critical in understanding the judgments that are involved in the preparation of the consolidated financial statements and the uncertainties that could impact Appleton’s results of operations, financial position and cash flows. Management has discussed the development, selection and disclosure of these estimates and assumptions with the audit committee and board of directors.

Environmental. Accruals for losses associated with environmental obligations are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing legislation, regulatory action and remediation technologies. Accruals are discounted to reflect the time value of money if the aggregate amount of the liability and the amount and timing of cash payments are fixed or reliably determinable. The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required, the outcome of discussions with regulatory agencies and, at multi-party sites, other PRPs. In future periods, new laws or regulations, advances in cleanup technologies and additional information about the ultimate cleanup remedy or remedies being used could significantly change those estimates. Accordingly, Appleton cannot give any assurances that its eventual environmental cleanup costs and liabilities will not exceed the amount of the current reserve.

Redeemable Common Stock. Redeemable equity securities are required to be accreted so the amount on the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Appleton accreted the redeemable common stock by $17.9 million for the year ended December 31, 2005. Redeemable common stock is being accreted up to the earliest redemption date based upon Appleton’s estimated fair market value of the redeemable common stock as of December 31, 2005. Appleton estimates that the earliest possible partial redemption date, based on diversification features of its plan, occurs when the participant reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the participant has the right to make diversification elections for a period of six years. The fair value of redeemable common stock is determined by an independent, third party appraiser selected by the ESOP Trustee as required by law and the ESOP. Based upon the estimated fair value of the redeemable common stock currently outstanding, an ultimate redemption amount of approximately $341 million has been determined. The accretion is being charged to retained earnings because redeemable common stock is the only class of shares outstanding.

Restructuring. Charges related to involuntary employee termination benefits are recognized in the period management’s plan of termination meets all of the following criteria and has been communicated to employees as appropriate: (1) management having the authority to approve the action commits to a plan of termination; (2) the plan identifies the number of employees to be terminated, their job classifications or functions, their locations and the expected completion date; (3) the plan establishes the terms of the benefit arrangement, including the benefits employees will receive upon termination; and (4) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

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

A liability for costs to terminate a contract before the end of its term is recognized and measured at its fair value when the contract is terminated in accordance with the contract terms. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to Appleton is recognized and measured at its fair value when Appleton ceases to use the right conveyed by the contract. A liability for other costs associated with an exit or disposal activity is recognized and measured at its fair value in the period in which the liability is incurred. The ultimate costs associated with these termination and exit activities may differ from original estimates.

Income Taxes. In conjunction with the acquisition of Appleton, Paperweight Development elected to be treated as a subchapter S corporation and elected to treat its eligible subsidiaries, including Appleton, as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result of these elections, Appleton does not expect to incur any future U.S. income tax liability and expects to incur minimal state and local income tax liabilities. The American Plastics and C&H Packaging subsidiaries acquired in 2003, as well as New England Extrusion, acquired in January 2005, are eligible for such treatment. Appleton’s Canadian subsidiary, Appleton Papers Canada Ltd., and Appleton’s 2003 foreign acquisition, BemroseBooth, a company registered in the U.K. and subject to U.K. Inland Revenue tax laws, are not eligible for treatment as qualified subchapter S subsidiaries and, as a result, Appleton will incur a foreign tax liability. Appleton’s income tax reserve at December 31, 2005, covers various audit issues and provisions for certain non-U.S. entities. All U.S. federal C corporation tax years are closed. Various Canadian and U.K. tax years and various state and local C corporation tax years remain open.

Inventories. Appleton values product inventories primarily at the lower of cost or market. Cost is determined using the last-in, first-out, or LIFO, method for substantially all finished goods, work in process and raw materials. Stores and spare parts inventory is valued at average cost and other inventory is valued using the first-in, first-out, or FIFO, method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment relating to excess and obsolete inventory. Any actions taken by Appleton’s customers that could impact the value of its inventory are considered when determining the lower of cost or market valuations.

Accounts Receivable. Appleton values accounts receivable net of an allowance for uncollectible accounts. This allowance is based on Appleton’s estimate of the portion of the receivables that will not be collected in the future. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

Goodwill and Other Intangible Assets. Effective December 30, 2001, Appleton adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with an indefinite life will no longer be amortized; however they must be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Appleton performed impairment reviews for its secure and specialized print services and performance packaging business units using a fair value method based on management’s judgments and assumptions. The fair value represents the amount at which a business unit could be bought or sold in a current transaction between willing parties on an arms length basis. In estimating the fair value, Appleton uses multiples of earnings based on the average of historical published multiples of earnings of comparable entities with similar operations and economic characteristics. The estimated fair value is then compared with the carrying amount of the business units, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by Appleton at December 31, 2005, indicated that the estimated fair value of the secure and specialized print services and performance packaging business units exceeded their corresponding carrying amounts, including recorded goodwill and, as such, no impairment existed at that time.

Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are tested for impairment when events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangible assets, which are not amortized, are also subject to annual impairment testing. The impairment testing performed by Appleton at December 31, 2005, indicated that the estimated fair value of Appleton’s indefinite lived intangible assets exceeded their corresponding carrying amounts and, as such, no impairment existed at that time.

A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each business unit and the respective indefinite lived intangible assets. While Appleton believes its judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required in the future.

Revenue Recognition. Revenue is recognized when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the sales price to the customer is fixed; collectibility is reasonably assured; and title has transferred to the customer. Generally, these criteria are met at the time of shipment. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized. Appleton generally does not invoice its customers for shipping and handling fees. Related costs are classified as selling, general and administrative expenses.

Employee Benefit Plans. Appleton provides a range of benefits to its employees and retired employees, including pensions and postretirement healthcare. The determination of Appleton’s obligation and expense for pension and other postretirement benefits, such as retiree healthcare and life insurance, is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others and where applicable, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. The expected long-term rate of return for pension assets is based on historical returns for the different asset classes held by Appleton’s plan and its asset allocation. The discount rate is based on market rates for long-term, high-quality corporate bonds. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect Appleton’s recognized expense and recorded obligation in such future periods. Appleton reviews its actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. Based on information provided by its independent actuaries and other relevant sources, Appleton believes that the assumptions used are reasonable. Significant differences in actual experience or significant changes in assumptions may materially affect Appleton’s pension and other postretirement obligations and its future expense. To develop the expected long-term rate of return on assets assumptions, a building block approach was utilized starting with an inflation expectation and adding an expected real return to arrive at a long-term nominal expected return for each asset class. Long-term expected real returns are derived in the context of the advisor’s future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, Appleton has selected 8.25% for 2005 and anticipates using 8.25% for 2006 as its long-term rate of return on assets assumptions.

Environmental and Legal Matters

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

Compliance with these laws and regulations is an increasingly important factor in our business. We expect to incur capital expenditures of approximately $4.8 million in 2006 and a total of $7.1 million from 2007 through 2010 and to continue to incur expenditures after 2010 in order to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. For example, several of our facilities are subject to MACT regulations under the Clean Air Act for Industrial/Commercial Boilers and Process Heaters, which regulations may require significant expenditures to achieve compliance with new emissions limitations. The projected capital expenditures required to achieve MACT compliance are included in the projected capital expenditures set forth above.

We are subject to strict and, under some circumstances, joint and several liability for the investigation and remediation of environmental contamination, including contamination caused by other parties, at properties that we own or operate and at properties where we or our predecessors have arranged for the disposal of regulated materials. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. We could be involved in additional proceedings in the future and the total amount of these future costs and other environmental liabilities may be material. To our knowledge, we have only been named a potentially responsible party, or PRP, at one site for which our liability may be significant, the Lower Fox River site, which is described elsewhere, although it is possible that we could be named as a PRP for additional sites in the future.

We are involved from time to time in certain administrative and judicial proceedings and inquiries related to environmental matters. For a discussion of these environmental matters, see “Item 1. Business-Environmental Matters” and Note 16 to the Consolidated Financial Statements. Furthermore, from time to time we may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of our business. From time to time we may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of our business. For example, from time to time over the past 25 years, Appleton has been involved in product liability claims relating to our carbonless copy paper products. We have successfully defended such claims, settling some for amounts which are not material to our business and obtaining dismissals in others based on various arguments, including in certain cases that the plaintiffs’ alleged proof that carbonless paper causes injury was based on “junk science.” While we vigorously defend ourselves and expect to prevail in any similar cases that may be brought against us in the future, there can be no assurance that we will be successful in our defense.

Other than the Lower Fox River matter described in “Item 1. Business – Environmental Matters,”, and unless our expectations regarding defending product liability or other matters prove to be wrong, we do not believe that any pending or threatened demands, claims, suits or other legal proceedings will have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the entity’s activities. In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. FIN 46R applied immediately for Appleton for variable interest entities created after December 31, 2003, and applied for the first reporting period beginning after December 15, 2004, to variable interest entities in which an enterprise holds a variable interest that was acquired before January 1, 2004. Based upon management’s evaluation of FIN 46R, Appleton’s adoption did not have a material effect on the consolidated financial statements.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. In May 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Appleton is a sponsor of postretirement health care plans that provide prescription drug benefits. FSP FAS 106-2 was effective for Appleton in the third quarter of 2004; however, in accordance with FSP FAS 106-2, based on the relative significance of the Act on reported amounts, Appleton accounted for such effects prospectively as of November 30, 2004, its next accounting measurement date. See Note 15 for additional information.

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

In March 2005, FIN 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143,” was issued. FIN 47 clarifies that a company is required to recognize a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This Interpretation further clarified a conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 was effective for Appleton in fiscal 2005. Based upon the Company’s analysis of its asset retirement obligations, Appleton’s adoption did not have a material effect on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Appleton is exposed to market risk from changes in interest rates, foreign currency exchange rate fluctuations and commodity prices. To reduce these risks, Appleton selectively uses financial instruments and other proactive risk management techniques.

Interest Rate Risk. Appleton is exposed to interest rate volatility with regard to the new senior credit facility. Primary exposure includes movements in the U.S. prime rate and London Interbank Offered Rate, or LIBOR. Borrowings under the new senior credit facility bear interest at LIBOR plus a spread.

In February 2002, pursuant to the terms of its old credit agreement, Appleton entered into an interest rate protection cap, under which LIBOR was capped at 6% plus the spread, for a cost of $0.2 million. The rate protection was for two years and covered, as of January 3, 2004, over 35% of Appleton’s borrowings under the old senior credit facility. The interest rate protection cap expired on February 9, 2004. Under the terms of its new senior credit facility, Appleton is required to provide interest rate protection, in the form of hedge agreements or fixed rate debt, for at least 50% of its funded debt for the first two years of the new credit agreement. Since the senior notes and the senior subordinated notes are fixed rate obligations and comprise more than 50% of Appleton’s funded debt, no further interest rate protection is required at this time. However, subsequent to year-end 2005, Appleton entered into a three-year interest rate swap agreement covering $100 million of its variable rate term debt in order to manage an additional portion of its interest rate risk. Appleton believes that any reasonably likely near-term shift in interest rates will not have a material effect on its consolidated financial position, statement of operations or cash flows. With the swap agreement in place, a one-percent increase in LIBOR would increase fiscal 2006 interest expense by approximately $1.6 million and a one-percent decrease in LIBOR would decrease fiscal 2006 interest expense by approximately $2.3 million.

Currency Risk. Appleton has manufacturing, sales and distribution facilities in England and a sales organization and distribution facility in Canada and makes investments and enters into transactions denominated in foreign currencies. Although the vast majority of Appleton’s international sales arise from the sales efforts of its United States subsidiaries, with sales denominated in U.S. dollars, with the acquisition of BemroseBooth in December 2003, Appleton is more exposed to transactional and translational foreign exchange risk in the coming years.

Regarding transactional foreign exchange risk, Appleton entered into limited foreign exchange contracts to reduce the variability of the earnings and cash flow impacts of nonfunctional currency denominated receivables between Appleton’s Canadian distribution center and its customers located outside the United States. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets being hedged. The maturities of these forward exchange contracts generally coincide with the settlement dates of the related transactions. These forward exchange contracts are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At December 31, 2005 Appleton had outstanding $7.8 million of foreign exchange contracts hedging underlying accounts receivable. A 10% appreciation or depreciation in the Canadian dollar at December 31, 2005 would not have a significant impact on Appleton’s consolidated balance sheet, consolidated statement of operations or its consolidated statement of cash flows. This is because any gains or losses under foreign exchange contracts hedging accounts receivable balances would be offset by equal gains or losses on the underlying receivables.

Appleton’s primary translation exchange risk exposure at December 31, 2005 was with the British pound. Amounts invested in non-U.S.-based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year-end. The resulting translation adjustments are recorded in accumulated other comprehensive loss as cumulative translation adjustments. The cumulative translation adjustment component of accumulated other comprehensive loss at December 31, 2005 is a $0.9 million loss. Using year-end exchange rates, the total amount invested in foreign operations at December 31, 2005 was approximately $72.7 million, for which no hedges have been established.

Commodity Prices. Appleton is subject to the effects of changing raw material costs caused by movements in underlying commodity prices. Appleton is exposed to fluctuating market prices for commodities, including pulp, chemicals and base stock. Appleton has established programs to manage its exposure to commodity prices through effective negotiations with suppliers. As listed within its contractual obligations, Appleton enters into contracts with its vendors to lock in commodity prices at various times and for various periods to limit its near-term exposure to fluctuations in raw material prices.

Item 8. Financial Statements and Supplementary Data

1. Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of Paperweight Development Corp. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of redeemable common stock, accumulated deficit, accumulated other comprehensive loss and comprehensive income (loss) present fairly, in all material respects, the financial position of Paperweight Development Corp. and its subsidiaries at December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 8, 2006

2. Financial Statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and January 1, 2005

(dollars in thousands, except share data)

	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$18,422	$69,938
Accounts receivable, less allowance for doubtful accounts of $1,984 and $3,437, respectively	123,968	129,754
Inventories	142,592	128,914
Other current assets	21,016	14,715

Total current assets	305,998	343,321

Property, plant and equipment, net of accumulated depreciation of $248,351 and $187,317, respectively	460,357	488,667
Goodwill	77,882	52,817
Intangible assets, net	106,238	99,247
Environmental indemnification receivable	57,312	71,664
Other assets	16,104	18,723

Total assets	$1,023,891	$1,074,439

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$7,941	$2,500
Accounts payable	61,150	62,498
Accrued interest	2,903	2,677
Restructuring reserve	6,597	5,478
Other accrued liabilities	81,598	78,900

Total current liabilities	160,189	152,053

Senior secured notes payable	223,368	246,250
Revolving line of credit	2,000	—
Variable rate industrial development bonds	8,650	8,650
Capital lease obligation	2,510	3,052
Postretirement benefits other than pension	58,928	61,128
Accrued pension	55,211	47,377
Accrued income taxes	—	4,952
Environmental liability	82,312	95,294
Other long-term liabilities	4,267	5,181
Senior notes payable	172,000	185,000
Senior subordinated notes payable	157,000	157,000
Commitments and contingencies (Note 16)	—	—
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 11,938,060 and 11,647,005, respectively	185,292	159,329
Accumulated deficit	(61,982)	(41,034)
Accumulated other comprehensive loss	(25,854)	(9,793)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$1,023,891	$1,074,439

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	For the Year Ended December 31, 2005	For the Year Ended January 1, 2005	For the Year Ended January 3, 2004
Net sales	$1,046,504	$989,508	$861,453

Cost of sales	785,061	735,075	634,323

Gross profit	261,443	254,433	227,130

Selling, general and administrative expenses	204,469	197,780	159,103
Restructuring and other charges	10,637	2,989	2,629

Operating income	46,337	53,664	65,398

Other expense (income)
Interest expense	49,780	49,595	54,160
Debt extinguishment expenses	—	30,779	1,396
Interest income	(976)	(2,232)	(315)
Foreign exchange loss (gain)	904	304	(1,085)

(Loss) income before income taxes	(3,371)	(24,782)	11,242
(Benefit) provision for income taxes	(357)	249	83

Net (loss) income	$(3,014)	$(25,031)	$11,159

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31, 2005	For the Year Ended January 1, 2005	For the Year Ended January 3, 2004
Cash flows from operating activities:
Net (loss) income	$(3,014)	$(25,031)	$11,159
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	69,666	67,792	61,548
Amortization of intangible assets	10,178	9,547	9,670
Amortization of financing fees	2,084	2,264	3,418
Employer 401(k) noncash matching contributions	7,889	7,586	8,093
Foreign exchange loss (gain)	904	304	(1,085)
Loss on disposals of equipment	1,636	677	887
Accretion of deferred payment and capital lease obligations	223	7,777	16,612
Accretion of environmental liability	1,370	1,331	1,282
Debt extinguishment expenses	—	4,596	540
Discount on repayment of deferred payment obligation	—	(13,200)	—
(Increase)/decrease in assets and increase/(decrease) in liabilities excluding effects of business acquisitions:
Accounts receivable	677	(12,567)	12,667
Inventories	(9,036)	6,211	4,863
Other current assets	(6,564)	3,818	(694)
Accounts payable and other accrued liabilities	1,681	2,981	(5,046)
Restructuring reserve	1,119	(279)	1,004
Accrued income taxes, net	(1,831)	(3,581)	437
Accrued pension	770	1,607	1,803
Other, net	(4,092)	1,484	(814)

Net cash provided by operating activities	73,660	63,317	126,344

Cash flows from investing activities:
Proceeds from sale of equipment	40	214	3
Acquisition of businesses, net of cash acquired	(68,832)	(1,000)	(112,266)
Additions to property, plant and equipment	(32,532)	(36,497)	(29,903)

Net cash used by investing activities	(101,324)	(37,283)	(142,166)

Cash flows from financing activities:
Payments of senior secured notes payable	(17,441)	(168,002)	(124,590)
Proceeds from senior secured notes payable	—	250,000	140,000
Payments of senior subordinated notes payable	(13,000)	(192,958)	—
Proceeds from senior notes payable	—	185,000	—
Proceeds from senior subordinated notes payable	—	150,000	—
Payment of deferred payment obligation	—	(167,067)	—
Debt acquisition costs	—	(13,365)	—
Payments relating to capital lease obligation	(675)	(670)	(670)
Proceeds from revolving line of credit	75,000	—	84,000
Payments of revolving line of credit	(73,000)	(10,000)	(74,000)
Proceeds from issuance of redeemable common stock	13,940	4,005	13,360
Payments to redeem common stock	(9,369)	(27,389)	(14,387)
Increase (decrease) in cash overdraft	846	3,624	(2,599)

Net cash (used) provided by financing activities	(23,699)	13,178	21,114

Effect of foreign exchange rate changes on cash and cash equivalents	(153)	1,044	—
Change in cash and cash equivalents	(51,516)	40,256	5,292
Cash and cash equivalents at beginning of period	69,938	29,682	24,390

Cash and cash equivalents at end of period	$18,422	$69,938	$29,682

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,

ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except share data)

	Redeemable Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)
	Shares Outstanding	Amount
Balance, December 28, 2002	11,587,204	$133,581	$(541)	$(1,523)

Comprehensive income:
Net income	—	—	11,159	—	$11,159
Minimum pension liability adjustment	—	—	—	(9,609)	(9,609)
Foreign currency translation adjustment	—	—	—	1,226	1,226
Realized and unrealized losses on derivatives	—	—	—	(532)	(532)

Total comprehensive income					$2,244

Issuance of redeemable common stock	1,184,408	24,880	—	—
Redemption of redeemable common stock	(646,834)	(14,387)	—	—
Accretion of redeemable common stock	—	14,205	(14,205)	—

Balance, January 3, 2004	12,124,778	158,279	(3,587)	(10,438)

Comprehensive loss:
Net loss	—	—	(25,031)	—	$(25,031)
Minimum pension liability adjustment	—	—	—	(4,712)	(4,712)
Foreign currency translation adjustment	—	—	—	5,012	5,012
Realized and unrealized gains on derivatives	—	—	—	345	345

Total comprehensive loss					$(24,386)

Issuance of redeemable common stock	650,291	16,023	—	—
Redemption of redeemable common stock	(1,128,064)	(27,389)	—	—
Accretion of redeemable common stock	—	12,416	(12,416)	—

Balance, January 1, 2005	11,647,005	159,329	(41,034)	(9,793)

Comprehensive loss:
Net loss	—	—	(3,014)	—	$(3,014)
Minimum pension liability adjustment	—	—	—	(9,011)	(9,011)
Foreign currency translation adjustment	—	—	—	(7,173)	(7,173)
Realized and unrealized gains on derivatives	—	—	—	123	123

Total comprehensive loss					$(19,075)

Issuance of redeemable common stock	638,302	17,398	—	—
Redemption of redeemable common stock	(347,247)	(9,369)	—	—
Accretion of redeemable common stock	—	17,934	(17,934)	—

Balance, December 31, 2005	11,938,060	$185,292	$(61,982)	$(25,854)

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying consolidated financial statements, after the elimination of intercompany accounts and transactions, include the accounts of Paperweight Development Corp. (“PDC”) and its wholly-owned subsidiaries (collectively the “Company”) for the years ended December 31, 2005, January 1, 2005 and January 3, 2004.

NATURE OF OPERATIONS

Appleton Papers Inc. (“Appleton”) is the primary operating subsidiary of PDC. Appleton creates product solutions for customers and end users through its development and use of coating formulations and applications as well as encapsulation, security, printing and packaging technologies. The Company has five reportable segments: coated solutions, thermal papers, security papers, secure and specialized print services and performance packaging.

The coated solutions segment includes carbonless paper. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. As part of its coated solutions segment, the Company produces coated products for point-of-sale displays and other design and print applications. The Company also offers customers custom coating solutions and the potential for strategic partnerships through its engineered manufacturing solutions, or toll coating, program. This program focuses on the Company’s ability to apply barrier and/or printable coatings to substrates. The Company supplies coated solutions products to paper merchants, business forms printers and paper converters primarily in North America. Sales within the coated solutions segment accounted for approximately 56% of consolidated net sales in 2005, 61% of consolidated net sales in 2004 and 72% of consolidated net sales in 2003.

The thermal papers segment focuses on the development of substrates for the transaction and item identification markets. These products are widely used for point-of-sale receipts and coupons; entertainment and transportation tickets; lottery and gaming tickets; engineering, medical and industrial charts; tags for airline baggage and retail applications; and label products for shipping, warehousing, medical and clean-room applications. The Company supplies thermal products primarily to printers and paper converters in North America. Sales within the thermal papers segment accounted for approximately 21% of consolidated net sales in each of the years 2005, 2004 and 2003.

The security papers segment produces products with basic security features that make them resistant to forgery and counterfeiting. From that foundation Appleton is building a portfolio of products that incorporate security technologies including watermarks, taggants, embedded threads and fibers and machine-readable technologies to serve global markets. The focus of the security papers segment is on checks and business and government documents.

The secure and specialized print services segment includes BemroseBooth. BemroseBooth is located in England and was acquired by Appleton in December 2003 to gain greater access to international security product markets. BemroseBooth provides business-critical products with security features and specialized print management services to the transactional services, secure logistics and promotional products markets. BemroseBooth’s products include security-printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed calendars. The company also offers print management services, such as creative design, product sourcing and stock and logistics management, through a network of external suppliers.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company entered the performance packaging market in 2003 by acquiring two Wisconsin-based companies that produce high-quality, custom multilayered films and commercial packaging and print and convert flexible plastic packaging materials for companies in the food processing, household and industrial products industries. In January 2005, the Company acquired New England Extrusion (Turners Falls, Massachusetts, and Milton, Wisconsin), a company that produces single and multilayer polyethylene films for packaging applications.

RELATIONSHIPS WITH FORMER PARENT

At the close of business on November 9, 2001, PDC and New Appleton LLC completed the purchase of all the partnership interests of Arjo Wiggins Delaware General Partnership, and its wholly-owned subsidiary, Appleton Papers Inc.

In conjunction with the acquisition, the Company entered into two indemnification agreements under which Arjowiggins SAS (“Arjowiggins”), the former parent of Appleton, agreed to indemnify PDC and PDC agreed to indemnify Appleton for, and pay, the costs, expenses and liabilities related to certain governmental and third-party environmental claims, referred to as the Fox River Liabilities.

Under the indemnification agreements, Arjowiggins agreed to indemnify the Company for the first $75 million of Fox River Liabilities and for those in excess of $100 million (see Note 16 “Commitments and Contingencies”). The Company is responsible for the $25 million of liabilities between $75 million and $100 million. The indemnification agreements provide that it is the intent of the parties that at no time will Appleton or PDC be required to fund any costs and expenses relating to the Fox River Liabilities for which Appleton or PDC will be indemnified. Arjowiggins has paid $47.3 million under the indemnification agreements through 2005.

In connection with the indemnification agreements and in order to assure the Company, the trustee of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan (the “KSOP”) and the Company’s lenders that Arjowiggins would be able to meet its indemnification obligations under these agreements, Arjowiggins purchased and fully paid for indemnity claim insurance from an affiliate of American International Group, Inc. (“AIG”). The AIG insurance policy is designed to provide up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. The Company believes the coverage available under the AIG insurance policy will be sufficient to satisfy the Company’s ultimate liability for remediation of the Lower Fox River even if: (a) the costs of remediation were to be twice the government agencies’ estimate of $400 million, (b) the natural resource damages (“NRDs”) settlement was substantially more than estimated and (c) the combined share, with NCR Corporation (“NCR”), a former owner of the Company, of all of these liabilities were substantially more than the Company’s estimate of its share of PCB discharges. Arjowiggins’ obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended.

The indemnity arrangements negotiated with Arjowiggins and the AIG insurance policy are designed to ensure that the Company will not be required to fund any costs and expenses for which the Company is indemnified in relation to the Fox River Liabilities and to assure the Company, the ESOP Trustee and the Company’s lenders and investors that it will not have to rely solely on Arjowiggins itself to make these payments. This arrangement is working as designed.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pursuant to the purchase agreement relating to the acquisition of the Company, as amended in, and as limited by the terms of, the purchase agreement, Arjowiggins and two of its affiliates have agreed to indemnify the Company for certain losses resulting from: inaccuracies in the environmental representations and warranties made by Arjowiggins and its affiliates; certain known environmental matters that existed at the closing of the acquisition; environmental matters related to the businesses of Newton Falls, Inc., Appleton Coated LLC and several other of the Company’s former affiliates and subsidiaries; and environmental matters relating to the real property on which the Company’s former Camp Hill, Pennsylvania plant and current distribution center are located, which existed prior to the Company’s sale of the Camp Hill plant to a third party.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company’s fiscal year is the 52-week or 53-week period ending the Saturday nearest December 31. Fiscal year 2005 was a 52-week period ending on December 31, 2005. Fiscal year 2004 was a 52-week period ending on January 1, 2005. Fiscal year 2003 was a 53-week period ending on January 3, 2004.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more critical estimates made by management relate to environmental contingencies, pension and postretirement assumptions, accrued discounts, restructuring charges and accruals, accrued income taxes, intangible asset impairment analyses, fair market value of redeemable common stock and receivable and inventory reserves. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior year financial statement classifications have been revised to conform to their current year presentation. These reclassifications had no effect on net income.

REVENUE RECOGNITION

Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company’s price to the customer is fixed; collectibility is reasonably assured; and title has transferred to the customer. Generally, these criteria are met at the time of shipment. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized. The Company generally does not invoice its customers for shipping and handling fees. These costs are classified as selling, general and administrative expenses and totaled approximately $56 million for fiscal 2005, $50 million for fiscal 2004 and $40 million for fiscal 2003.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company has written policies and procedures that place all financial instruments under the direction of its corporate treasury department and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is strictly prohibited. The Company uses financial instruments to manage the market risk from changes in foreign currency exchange rates.

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

The Company selectively hedges anticipated transactions that are subject to foreign exchange exposure using foreign currency exchange contracts. These instruments are designed as cash flow hedges in accordance with SFAS No. 133 and are recorded on the consolidated balance sheets at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive loss and are subsequently reclassified into earnings when the hedge transactions occur and affect earnings. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.

For the years ended December 31, 2005, January 1, 2005 and January 3, 2004, no amount was recognized in earnings due to ineffectiveness of a hedge transaction. The amount reported as realized and unrealized gains on derivatives of $0.1 million as of December 31, 2005 and $0.3 million as of January 1, 2005 and the amount reported as realized and unrealized losses on derivatives of $0.5 million as of January 3, 2004, in accumulated other comprehensive loss, represents the net gain and loss, respectively, on derivatives designated as cash flow hedges.

CASH EQUIVALENTS

Cash equivalents consist of funds invested in institutional money market funds with daily liquidity. At December 31, 2005 and January 1, 2005, there were cash overdrafts of approximately $11.6 million and $10.8 million, respectively, which are included in accounts payable within the accompanying consolidated balance sheets.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for a majority of finished goods, work in process and raw materials. Stores and spare parts inventories are valued at average cost and certain other inventories are valued using the first-in, first-out (“FIFO”) method. Finished goods and work in process inventories include the cost of materials, labor and manufacturing overhead.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, including interest incurred during construction, and depreciated over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The general range of useful lives for financial reporting is 10 to 40 years for buildings and improvements and 3 to 20 years for machinery and equipment. Maintenance and repair costs that do not significantly improve the related asset or extend its useful life are charged to expense as incurred. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts with resulting gains or losses reflected in operating income.

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

INTANGIBLE ASSETS

Certain intangible assets (including a portion of registered trademarks) have been determined to have indefinite useful lives and will not be amortized until their useful lives are determined to be no longer indefinite. Other intangible assets (patents, customer relationships, non-compete agreements and the remaining registered trademarks) are amortized over their estimated useful lives of 1 to 25 years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This impairment analysis consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

INCOME TAXES

In conjunction with the acquisition of Appleton, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes and, therefore, the Company anticipates that it will not incur any future U.S. federal income tax liability and minimal state and local income tax liabilities.

Ineligible subsidiaries account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets in those circumstances where it is more likely than not that some or all of the deferred tax asset may not be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable and accounts payable recorded in the balance sheets approximate fair value based on the short maturity of these instruments. Fair values of long-term debt and the capital lease obligation are estimated based on market conditions and interest rates available to the Company for similar financial instruments.

COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in financial statements. For fiscal 2005, comprehensive income for the Company consisted of a net loss and accumulated other comprehensive loss relating to minimum pension liability adjustments, foreign currency translation adjustments and realized and unrealized gains on derivatives totaling a loss of $19.1 million. For fiscal 2004, comprehensive income for the Company consisted of a net loss and accumulated other comprehensive loss relating to minimum pension liability adjustments, foreign currency translation adjustments and realized and unrealized gains on derivatives totaling a loss of $24.4 million.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $17.1 million in 2005, $18.1 million in 2004 and $18.0 million in 2003.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the entity’s activities. In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. FIN 46R applied immediately for Appleton for variable interest entities created after December 31, 2003, and applied for the first reporting period beginning after December 15, 2004 to variable interest entities in which an enterprise holds a variable interest that was acquired before January 1, 2004. Based upon management’s evaluation of FIN 46R, Appleton’s adoption did not have a material effect on the Company’s financial statements.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. In May 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Appleton is a sponsor of postretirement health care plans that provide prescription drug benefits. FSP FAS 106-2 was effective for Appleton in the third quarter of 2004; however, in accordance with FSP FAS 106-2, based on the relative significance of the Act on reported amounts, Appleton accounted for such effects prospectively as of November 30, 2004, its next accounting measurement date. See Note 15 for additional information.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” SFAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance (as defined). This standard is effective for monmonetary asset exchanges made by Appleton beginning in 2006 and is not expected to have a significant effect on the Company’s financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment – an amendment of FASB Statements No. 123 and 95.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is required to adopt SFAS No. 123(R) in its first quarter of its next fiscal year. The Company is currently evaluating the potential effects of this standard on its stock compensation arrangements.

In March 2005, FIN 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” was issued. FIN 47 clarifies that a company is required to recognize a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This Interpretation further clarified a conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 was effective for Appleton in fiscal 2005. Based upon the Company’s analysis of its asset retirement obligations, Appleton’s adoption did not have a material effect on its consolidated financial statements.

3. ACQUISITION OF BUSINESSES

On January 11, 2005, the Company acquired New England Extrusion, a company that produces single and multilayer polyethylene films for packaging applications. New England Extrusion’s polyethylene films complement the high barrier, coextruded films American Plastics produces. By sharing their capabilities, the Company expects that American Plastics and New England Extrusion will be able to expand their abilities to design and produce film products with customer-specified properties. Simultaneously with the acquisition, New England Extrusion became a guarantor under the senior credit facility, the senior note indenture and senior subordinated note indenture. The purchase price for this acquisition, net of cash acquired, approximated $68.8 million including the assumption of certain liabilities. It was financed with cash from operations supplemented with borrowings under the revolving credit portion of the Company’s senior credit facility. The Company obtained an independent appraisal to allocate the purchase price to the acquired net assets. All purchase price allocations have been made. The excess of the purchase price over the estimated fair value of the acquired net assets has been allocated to goodwill. Goodwill of approximately $26.7 million was assigned to the Company’s performance packaging segment. New England Extrusion has been included in the Company’s consolidated financial statements since the date of the acquisition.

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

In December 2003, the Company acquired Bemrose Group Limited, a privately-held company headquartered in Derby, England. The group’s operating unit, BemroseBooth, produces security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed promotional products such as calendars. The purchase price for this acquisition, net of cash acquired, approximated $63.0 million and was financed with cash from operations and proceeds received from a senior secured variable rate note. The Company obtained independent appraisals to allocate the purchase price to the acquired net assets. The excess of the purchase price over the estimated fair value of the acquired net assets has been allocated to goodwill. As a result of this acquisition, goodwill of approximately $27.0 million was assigned to the Company’s secure and specialized print services segment. Such amounts are not deductible for U.K. tax purposes. Bemrose Group Limited has been included in the Company’s consolidated financial statements since the date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, excluding cash acquired (dollars in thousands):

Current assets	$37,907
Property, plant and equipment	33,710
Intangible assets	10,184
Goodwill	27,034

Total assets acquired	$108,835

Current liabilities	$25,036
Other long-term liabilities	20,811

Total liabilities assumed	$45,847

Net assets acquired	$62,988

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On April 30, 2003, the Company acquired all of the outstanding common shares of two privately-held Wisconsin-based companies, C&H Packaging and American Plastics, which included American Real Estate Corporation (a holding company for the real estate assets of American Plastics). American Real Estate Corporation was subsequently merged into American Plastics by the end of fiscal 2004. C&H Packaging prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. American Plastics produces high-quality, custom multilayered films and commercial packaging. The purchase price for these acquisitions, net of cash acquired, approximated $50.4 million and was financed with cash from operations and borrowings under the revolving credit portion of the Company’s old senior credit facility. The Company obtained independent appraisals to allocate the purchase price to the acquired net assets. As a result of this acquisition, goodwill of approximately $23.5 million has been assigned to the Company’s performance packaging segment. C&H Packaging and American Plastics have been included in the Company’s consolidated financial statements from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (dollars in thousands):

Current assets	$13,219
Property, plant and equipment	12,300
Intangible assets	6,132
Goodwill	23,531
Other assets	110

Total assets acquired	$55,292

Current liabilities	$4,909

Total liabilities assumed	$4,909

Net assets acquired	$50,383

The following unaudited pro forma data summarizes the results of operations for the years indicated as if the acquisition of New England Extrusion had been completed on January 3, 2004. The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to cost of sales, selling, general and administrative expenses, interest expense, amortization, depreciation and income taxes. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on January 3, 2004 or that may be obtained in the future (dollars in thousands):

	For the Year Ended December 31, 2005	For the Year Ended January 1, 2005
Net sales	$1,047,664	$1,038,459
Net loss	$(2,950)	$(22,162)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with an indefinite life will no longer be amortized; however, they must be tested for impairment annually. Amortization will continue to be recorded for other intangible assets with determinable lives. The changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows (dollars in thousands):

	Coated Solutions	Thermal Papers	Security Papers	Secure and Specialized Print Services	Performance Packaging	Total
Balance as of January 3, 2004	$—	$—	$—	$24,422	$23,739	$48,161
Goodwill from business acquisitions	—	—	—	3,172	(208)	2,964
Currency translation	—	—	—	1,692	—	1,692

Balance as of January 1, 2005	—	—	—	29,286	23,531	52,817
Goodwill from business acquisitions	—	—	—	1,426	26,717	28,143
Currency translation	—	—	—	(3,078)	—	(3,078)

Balance as of December 31, 2005	$—	$—	$—	$27,634	$50,248	$77,882

The Company’s other intangible assets consist of the following (dollars in thousands):

	As of December 31, 2005		As of January 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$56,258	$12,229	$55,879	$9,398
Patents	32,775	22,640	32,678	18,162
Customer relationships	30,817	3,689	13,799	1,828
Non-compete agreements	2,353	1,653	1,983	645

Total	$122,203	$40,211	$104,339	$30,033

Unamortizable intangible assets:
Trademarks	$24,246		$24,941

Of the $146.4 million of acquired intangible assets, $80.5 million was assigned to registered trademarks. Trademarks of $47.4 million related to carbonless paper and $8.9 million related to the Company’s 2003 and 2005 acquisitions are being amortized over their estimated useful life of 20 years, while the remaining $24.2 million are considered to have an indefinite life and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships and 1 to 5 years for non-compete agreements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense for the year ended December 31, 2005 approximated $10.2 million. Amortization expense for the years ended January 1, 2005 and January 3, 2004 approximated $9.5 million and $9.7 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates that annual amortization of intangible assets will approximate $9.4 million for 2006, $8.9 million for 2007, $5.9 million for 2008, $4.8 million for 2009 and $4.6 million for 2010.

5. RESTRUCTURING AND OTHER CHARGES

In order to position itself for long-term growth, the Company reduced salaried employment in the U.S. by 46 employees during fiscal 2003, 41 employees during fiscal 2004 and an additional 94 employees during fiscal 2005. These reductions included positions at the corporate headquarters as well as the plant, mill and acquisition sites. As a result, the Company took a charge of $6.7 million in 2005, $3.0 million during 2004 and $2.6 million during 2003 for employment termination benefits. During 2005, the Company paid out $6.0 million related to these employment termination benefits, liabilities for which were incurred in 2005, 2004 and 2003. During 2004, the Company paid out $2.3 million related to these employment termination benefits, liabilities for which were incurred in 2004 and 2003. See Note 21 for allocation of restructuring charges by segment.

During the third quarter of 2005, BemroseBooth announced it will exit the traditional printing and binding portions of its information products business. By the end of 2005, 54 jobs were eliminated. BemroseBooth also announced an organizational restructuring to increase market focus, centralize its operating structure and position the company to pursue growth in print services. It currently expects a net elimination of 26 additional jobs in 2006. A $3.2 million charge was taken during 2005 for these restructurings.

In 1999, the Company committed to exiting its New York distribution center in 2001 because it was no longer needed as a result of the closure of the Newton Falls mill and thus recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expires in 2007. The $1.7 million use of the distribution center exit cost reserve represents 2005 lease payments, net of sublease income. Based upon management’s analysis, it is now anticipated that 2006 and 2007 sublease income will be lower than originally estimated so an additional charge of $0.7 million was recorded in fiscal 2005.

The tables below summarize the components of the restructuring reserve included in the consolidated balance sheets for the years ended December 31, 2005 and January 1, 2005 (dollars in thousands):

	January 1, 2005 Reserve	2005 Additions to Reserve	2005 Charges to Reserve	December 31, 2005 Reserve
Distribution center exit costs	$3,205	$700	$(1,724)	$2,181
BemroseBooth restructuring	—	3,232	(1,773)	1,459
U.S. employee termination benefits	2,273	6,705	(6,021)	2,957

	$5,478	$10,637	$(9,518)	$6,597

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	January 3, 2004 Reserve	2004 Reserve Additions	2004 Charges to Reserve	January 1, 2005 Reserve
Distribution center exit costs	$4,136	$—	$(931)	$3,205
U.S. employee termination benefits	1,621	2,989	(2,337)	2,273

	$5,757	$2,989	$(3,268)	$5,478

6. INVENTORIES

Inventories consist of the following (dollars in thousands):

	2005	2004
Finished goods	$72,251	$66,351
Raw materials, work in process and supplies	74,038	63,394

Total cost	146,289	129,745
LIFO reserve	(3,697)	(831)

	$142,592	$128,914

Stores and spare parts inventory balances of $22.5 million in 2005 and $21.2 million in 2004 are valued at average cost and included in raw materials, work in process and supplies. Inventories valued using the FIFO method approximate 20% of the Company’s total inventory balance at December 31, 2005 and 13% at January 1, 2005.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	2005	2004
Land and improvements	$13,302	$12,020
Buildings and improvements	99,207	91,663
Machinery and equipment	537,904	510,468
Software	32,582	29,960
Capital lease	4,764	4,764
Construction in progress	20,949	27,109

	708,708	675,984
Accumulated depreciation/amortization	(248,351)	(187,317)

	$460,357	$488,667

8. OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	2005	2004
Deferred debt issuance costs	$10,617	$12,701
Other	5,487	6,022

	$16,104	$18,723

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	2005	2004
Payroll	$13,857	$14,399
Trade discounts	24,525	24,786
Workers’ compensation	4,333	4,437
Accrued insurance	1,026	1,288
Other accrued taxes	5,076	4,884
Postretirement benefits other than pension	2,748	3,825
Fox River Liabilities	13,700	6,135
Other	16,333	19,146

	$81,598	$78,900

10. LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	2005	2004
Senior secured variable rate note payable at LIBOR plus 2.25%, $587 due quarterly with $110,958 due March 31, 2010 and $110,958 due June 11, 2010	$231,309	$248,750
Revolving line of credit at LIBOR plus 2.5%	2,000	—

	233,309	248,750
Less obligations due within one year	(7,941)	(2,500)

	225,368	246,250
Unsecured variable rate industrial development bonds, 2.7% average interest rate at December 31, 2005,
$2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
Senior notes payable at 8.125%, due June 15, 2011	172,000	185,000
Senior subordinated notes payable at 9.75%, due June 15, 2014	150,000	150,000
Senior subordinated notes payable at 12.5%, due December 15, 2008	7,000	7,000

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On June 11, 2004 Appleton completed a voluntary refinancing of its debt. The new senior credit facility includes a six-year, $250 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which was initially set at 1.25% for base rate loans and 2.25% for LIBOR loans, but which is determined by reference to a pricing grid for subsequent quarters. Mandatory principal payments of $587,080 are due quarterly with the remaining balance due in equal payments on March 31, 2010 and June 11, 2010. The new senior credit facility also includes a five-year, $125 million revolving credit facility. As part of the 2004 refinancing, Appleton also issued $185 million aggregate principal amount of 8.125% Senior Notes due 2011 and $150 million aggregate principal amount of 9.75% Senior Subordinated Notes due 2014. The proceeds of the new senior credit facility were used to repay the amounts outstanding under its former senior credit facility, plus interest, consisting of senior secured variable rate notes of $14.0 million and $130.7 million. The balance of the proceeds of the new senior credit facility, together with the proceeds of the offering of the senior notes and the senior subordinated notes, were used to purchase approximately $193 million, plus interest, of the approximately $200 million in aggregate principal amount outstanding of the 12.5% Senior Subordinated Notes due 2008 and the Deferred Payment Obligation incurred in connection with the purchase of Appleton from Arjowiggins. The Deferred Payment Obligation, which was due May 8, 2010, had accreted at 10% per annum to $180.3 million as of June 11, 2004. Arjowiggins discounted this obligation by $13.2 million and accepted $167.1 million as payment in full of the obligation.

The new senior credit facility is unconditionally guaranteed by Paperweight Development Corp. and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The senior notes and senior subordinated notes are unconditionally guaranteed by PDC, C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and New England Extrusion Inc. (see Note 22 “Guarantor Financial Information”). As a result of the 2004 refinancing, $4.6 million of deferred debt issuance costs were written off. A premium of $37.2 million was also paid in conjunction with the purchase of the 12.5% Senior Subordinated Notes. Related fees of $2.2 million were also incurred. These total costs of $44.0 million, less the $13.2 million discount discussed above, were recorded as debt extinguishment expenses.

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

During 2005, Appleton made mandatory debt repayments totaling $2.4 million, plus interest, and voluntary debt repayments totaling $15.0 million, plus interest, on its new senior credit facility. During the third quarter of 2005, Appleton purchased $8.0 million, plus interest, of the $185 million in aggregate principal amount outstanding of the 8.125% Senior Notes due June 15, 2011. These notes were purchased at a discount of $85,000. During the fourth quarter of 2005, Appleton purchased another $5.0 million, plus interest, of these 8.125% Senior Notes at a discount of $168,750.

At December 31, 2005, there was approximately $105.8 million of unused borrowing capacity under the $125 million revolving credit facility for working capital and other corporate purposes. Approximately $17.2 million of the new revolving credit facility was used to support outstanding letters of credit. A commitment fee of 0.5% per annum is assessed on the unused borrowing capacity.

The six-month LIBOR rate at December 31, 2005 was 4.7%.

The senior subordinated notes due in 2008 and the senior subordinated notes due 2014 are unsecured obligations of Appleton, ranking subordinate in right of payment to all senior debt of Appleton, and are unconditionally, jointly and severally guaranteed by PDC, C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Limited and New England Extrusion Inc. (see Note 22 “Guarantor Financial Information”). Interest on the senior subordinated notes is payable semi-annually in June and December of each year.

The senior subordinated notes due in 2008 were not redeemable at Appleton’s option prior to December 15, 2005. On or after December 15, 2005, Appleton may redeem during the 12-month period beginning on December 15 of the applicable year all or a part of the senior subordinated notes at the redemption prices of 106.25% in 2005, 103.125% in 2006 and 100% in 2007 and thereafter, plus accrued and unpaid interest and liquidated damages, if any. As of December 31, 2005, Appleton had not redeemed any portion of the remaining senior subordinated notes due in 2008.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Scheduled repayment of principal on long-term obligations outstanding at December 31, 2005 is as follows (dollars in thousands):

2006	$7,941
2007	2,348
2008	9,348
2009	2,348
2010	218,324
Thereafter	330,650

$570,959

11. INCOME TAXES

In conjunction with the acquisition of Appleton, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result, its tax provision includes only foreign and minimal state and local income taxes. For fiscal 2005 the Company recorded a net tax benefit of $0.4 million which primarily included a $0.9 million tax benefit recorded by BemroseBooth, offset by a tax provision related to the Company’s Canadian subsidiary. For fiscal 2004 the Company recorded a tax provision of $0.2 million which included a $0.2 million tax benefit recorded by BemroseBooth. For fiscal 2003 the Company recorded a tax provision of $0.1 million which included a $0.3 million tax benefit recorded by BemroseBooth.

Appleton received a $1.8 million federal tax refund during the first quarter of fiscal 2004 and an additional $4.4 million state tax refund in April 2004. As these refunds related to the resolution of certain tax contingencies that related to periods prior to October 1, 2001, they have been recorded as a reduction in purchase price via a decrease to long-lived intangible assets of $5.1 million. The remaining portion of these refunds, approximately $1.1 million, pertained to the accrual of interest subsequent to the November 9, 2001 acquisition date, and as such, is reflected within interest income for fiscal 2004.

Since the acquisition, certain contingent tax liabilities relating to the period prior to October 1, 2001, and reserved for within the November 10, 2001 opening balance sheet, have been resolved or the corresponding years have been closed to audit. All U.S. Federal C corporation tax years are closed. As such, as of December 31, 2005, accrued income taxes have been reduced by $23.8 million and, correspondingly, intangible assets were decreased by $23.8 million. Various Canadian, U.K. and state tax years remain open.

12. LEASES

The Company leases buildings, machinery and equipment and other facilities. Many of these leases obligate the Company to pay real estate taxes, insurance and maintenance costs and contain multiple renewal options, which cover periods ranging from one to ten years. Total rent expense was $9.6 million for 2005, $10.0 million for 2004 and $8.0 million for 2003.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets recorded under capital leases consist of the following (dollars in thousands):

	2005	2004
Building	$4,764	$4,764
Less accumulated depreciation	(2,142)	(1,617)

	$2,622	$3,147

Future minimum lease payments as of December 31, 2005 under leases that have initial or remaining non-cancelable terms in excess of one year are as follows (dollars in thousands):

	Capital Lease	Operating Leases
2006	$731	$8,440
2007	731	6,399
2008	731	5,045
2009	731	4,930
2010	671	3,136
Thereafter	—	2,905

Total minimum lease payments	3,595	$30,855

Less amounts representing interest	(543)

Present value of minimum lease payments under capital lease	3,052
Less current principal portion	(542)

	$2,510

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	December 31, 2005		January 1, 2005
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior subordinated notes payable Senior notes payable	$157,000 172,000	$154,750 163,400	$157,000 185,000	$182,330 199,800
Senior credit facility	231,309	231,309	248,750	248,750
Industrial development bonds	8,650	8,650	8,650	8,650

	$568,959	$558,109	$599,400	$639,530
Lease obligation	$3,052	$3,052	$3,504	$3,504

The senior subordinated notes payable and the senior notes payable are traded in public markets and, therefore, the fair value was determined based on quoted market prices. The senior credit facility, as well as the industrial development bonds, has a variable interest rate that reflects current market terms and conditions. The fair value of the lease obligation was determined based on current rates available to the Company for financial instruments of the same remaining maturities and similar terms.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. PENSION BENEFITS

The Company has various defined benefit pension plans and a defined contribution pension plan. Regarding its U.S. pension plan, the Company utilized a November 30 measurement date for fiscal 2005 and fiscal 2004. The U.K. pension plan used a fiscal year-end measurement date for fiscal 2005 and fiscal 2004. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans, as well as the key assumptions used in accounting for the plans, is shown below (dollars in thousands):

Pension Benefits	For the Year Ended December 31, 2005	For the Year Ended January 1, 2005
Change in benefit obligation
Benefit obligation at beginning of period	$347,607	$307,573
Service cost	7,785	7,066
Interest cost	20,231	18,848
Currency translation adjustments	(8,867)	5,774
Plan amendments	—	2,743
Actuarial loss	15,595	18,849
Benefits and expenses paid	(15,011)	(13,246)

Benefit obligation at end of period	$367,340	$347,607

Change in plan assets
Fair value at beginning of period	$272,492	$242,413
Actual return on plan assets	36,215	32,899
Currency translation adjustments	(7,197)	4,426
Employer contributions	6,711	6,000
Benefits and expenses paid	(15,011)	(13,246)

Fair value at end of period	$293,210	$272,492

Funded status of plans
Funded status at end of period	$(74,130)	$(75,115)
Unrecognized
Net actuarial loss	44,129	43,972
Prior service cost	2,629	2,845

Net liability	$(27,372)	$(28,298)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(55,211)	$(47,377)
Intangible asset	2,984	3,235
Accumulated other comprehensive loss	24,855	15,844

Net amount recognized	$(27,372)	$(28,298)

Key assumptions at end of period (%)
Discount rate	5.75	6.00
Rate of compensation increase	3.00-3.50	3.00-4.00

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net periodic pension cost include the following (dollars in thousands):

Pension Benefits	For the Year Ended December 31, 2005	For the Year Ended January 1, 2005	For the Year Ended January 3, 2004
Net periodic benefit cost
Service cost	$7,785	$7,066	$6,058
Interest cost	20,231	18,848	13,933
Expected return on plan assets	(21,950)	(21,475)	(17,878)
Amortization of Prior service cost	216	8	9
Actuarial loss	1,692	764	—

Net periodic benefit cost	$7,974	$5,211	$2,122

Key assumptions (%)
Discount rate	6.00	6.25	7.00
Expected return on plan assets	8.25	8.25	9.00
Rate of compensation increase	3.00-4.00	4.00	4.25

Expected future benefit payments are as follows (dollars in thousands):

2006	$12,447
2007	13,399
2008	13,764
2009	14,429
2010	16,540
2011-2015	101,488

$172,067

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of the Company’s 2005 and 2004 measurement dates, the approximate asset allocations by asset category for the Company’s U.S. pension plan were as follows:

	November 30, 2005	November 30, 2004
U.S. Equity	53%	51%
International Equity	4	3
Private Equity	3	3
Emerging Market Equity	5	5
High Yield	6	7
Fixed Income	23	24
Real Estate	6	7

Total	100%	100%

As of the Company’s 2005 and 2004 measurement dates, the approximate asset allocations by asset category for the Company’s U.K. pension plan were as follows:

	January 3, 2006	January 4, 2005
U.K. Equity	61%	61%
International Equity	20	20
Fixed Income	19	19

Total	100%	100%

The Company’s Benefits Finance Committee (the “Committee”) is, among other things, charged with monitoring investment performance. The Committee periodically reviews fund performance and asset allocations. The plan trustee makes changes as necessary to realign the asset mix with the target allocations. The Committee has an investment policy for the pension plan assets that establishes long-term target asset allocations by asset class, as follows:

Total U.S. Equity (including private equity)	53%
Total International Equity	8%
Real Estate	7%
Bonds	32%

The Company contracts with an investment advisor to assist it and the members of the Committee in managing the fund investments and establishing asset allocations and long-term return expectations. The advisor develops and maintains long-term return, risk and correlation expectations for a broad array of capital markets. The pension plan assets of the U.K. plan are invested according to the following long-term target asset allocations: U.K. equities at approximately 60%, overseas equities at approximately 20% and bonds at approximately 20%.

To develop the expected long-term rate of return on assets assumptions, a building block approach was utilized starting with an inflation expectation and adding an expected real return to arrive at a long-term nominal expected return for each asset class. Long-term expected real returns are derived in the context of the plan advisor’s future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, the Company has selected 8.25% for both 2004 and 2005 as its long-term rate of return on assets assumption.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company expects to contribute an additional $6 million to its pension plan in calendar 2006 for plan year 2005. This is in addition to the $6 million contributed by the Company in late December 2005 for plan year 2005. The defined benefit plan provides that hourly employees receive payments of stated amounts for each year of service. Payments under the defined benefit plan covering salaried employees are based on years of service and the employees’ compensation during employment. At December 31, 2005, the accumulated benefit obligation and the fair value of plan assets for the defined benefit plans were approximately $345.0 million and $293.2 million, respectively.

Certain of Appleton’s hourly employees participate in a multi-employer defined benefit plan. Appleton’s cost for this plan amounted to $1.1 million in 2005, $1.1 million in 2004 and $0.9 million in 2003. The Company has not recorded a liability for the unfunded amount related to this plan as the liability cannot be reasonably estimated.

In December 2001, the Company adopted the Appleton Papers Inc. Long-Term Incentive Plan (the “Plan”), which provides officers and key employees the opportunity to earn phantom stock units, the value of which is related to the appreciation of the value of PDC’s common stock. The phantom stock units generally vest after three years. For retirees, the phantom stock units vest ratably. Vested phantom shares may not be exercised in whole or in part, until they are held for a minimum of three years. Compensation expense for the Plan was $1.1 million in 2005, $1.9 million in 2004 and $0.5 million in 2003. Since the inception of the Plan, 1,092,920 shares have been granted, 215,694 shares have been forfeited and 109,712 shares have been exercised, leaving an outstanding balance of 767,514 shares.

As part of Arjowiggins’ efforts to sell AWDGP, which began in mid-2000, Arjowiggins agreed to compensate certain executive officers for their efforts in selling AWDGP to a third-party through two Arjowiggins incentive programs. The first incentive program provided for a loyalty payment to named executive officers as of October 1, 2000 who remained officers through the closing of any sale of AWDGP and who agreed to be available to be engaged at the request of any buyer of AWDGP. As part of the acquisition, each of the recipients in this program agreed to defer a substantial portion of the payment into a deferred compensation plan (“New Deferred Compensation Plan”) and therefore the funds would be available to the Company until the officers’ employment is terminated. Expenses under this program totaled $0.3 million in fiscal 2004. Due to a change in estimates, the Company recorded income of $0.2 million in fiscal 2003. The second incentive program involved sales incentive payments made to the Company’s chief executive officer and other employees who assisted with the successful completion of the acquisition. There was no financial statement impact for this program during the periods presented.

Upon the recommendation of the independent directors of the Compensation Committee, the Board of Directors terminated the New Deferred Compensation Plan and thus there were no deferrals in 2005. All amounts previously deferred under the Plan were paid to the beneficiaries in the first quarter of 2005. The amount paid to the beneficiaries was $2.7 million. The independent directors recommended this action because the Plan was no longer required by Arjowiggins after the payment of the Deferred Payment Obligation, because they viewed the crediting of the loyalty payment portion of the Plan based on increases in PDC common stock as an expensive form of company capital and because restrictions on deferred compensation plans established by The American Jobs Creation Act of 2004 would have made future administration of the plan difficult and expensive with a risk that the Plan could not practically be made to comply with the new legal requirements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A new deferred compensation plan, named the Executive Nonqualified “Excess” Plan of Appleton Papers Inc., effective on February 1, 2006, was established for approximately 100 highly compensated employees including directors and executive officers. This plan was established for the purpose of allowing a tax favored option for saving for retirement when the IRS limits the ability of highly compensated employees to participate under tax-qualified plans. This new plan allows for deferral of compensation on a pre-tax basis and accumulation of tax-deferred earnings. Participants in the plan may choose to have deferrals increased or decreased based on the performance of a selection of mutual funds. No assets are actually set aside to fund the Company’s obligation under this new plan.

15. POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The Company utilized a November 30 measurement date for fiscal 2005 and fiscal 2004. The status of these plans, including a reconciliation of benefit obligations and the funded status of the plans, as well as the key assumptions used in accounting for the plans, is as follows (dollars in thousands):

Other Postretirement Benefits	For the Year Ended December 31, 2005	For the Year Ended January 1, 2005
Change in benefit obligation
Benefit obligation at beginning of period	$53,246	$70,184
Service cost	838	1,148
Interest cost	3,103	4,280
Plan amendments	(779)	(18,212)
Actuarial gain	(5,091)	(80)
Benefits and expenses paid	(5,234)	(4,074)

Benefit obligation at end of period	$46,083	$53,246

Funded status of plans
Funded status at end of period	$(46,083)	$(53,246)
Unrecognized Prior service cost	(16,927)	(18,212)
Net actuarial loss	1,334	6,505

Accrued benefit cost	$(61,676)	$(64,953)

Key assumptions at end of period
Discount rate	5.75%	6.00%
Valuation year medical trend	11.00%	10.00%
Ultimate medical trend	5.00%	5.00%
Year ultimate medical trend reached	2012	2008

As of January 1, 2005, the Company implemented plan amendments, which included capping company contributions for a portion of its salaried retirees and moving a portion of both salaried and hourly retirees to managed care programs (which include HMOs and PPOs).

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Year Ended December 31, 2005	For the Year Ended January 1, 2005	For the Year Ended January 3, 2004
Net periodic benefit cost
Service cost	$838	$1,148	$1,040
Interest cost	3,103	4,280	4,424
Amortization of prior service cost	(2,064)	—	—
Net actuarial loss	80	—	—

Net periodic benefit cost	$1,957	$5,428	$5,464

The key assumptions used in the measurement of the Company’s net periodic benefit cost are shown in the following table:

	For the Year Ended December 31, 2005	For the Year Ended January 1, 2005	For the Year Ended January 3, 2004
Discount rate	6.00%	6.25%	7.00%
Valuation year medical trend	10.00%	10.00%	10.00%
Ultimate medical trend	5.00%	5.00%	5.50%
Year ultimate medical trend reached	2008	2008	2005

Impact of a one percent change in medical trend rate (dollars in thousands):

	1% Increase	1% Decrease
Aggregate impact on service and interest cost	$164	$(153)
Effect on accumulated plan benefit obligation	1,562	(1,404)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. In May 2004, the FASB issued FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Appleton is a sponsor of postretirement health care plans that provide prescription drug benefits. FSP FAS 106-2 was effective for Appleton in the third quarter of 2004; however, in accordance with FSP FAS 106-2, based on the relative significance of the Act on reported amounts, Appleton accounted for such effects prospectively as of November 30, 2004, its next accounting measurement date.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Expected postretirement benefit payments for each of the next five years, and the aggregate of the remaining years after that, are as follows (dollars in thousands):

2006	$2,748
2007	2,917
2008	3,065
2009	3,248
2010	3,448
2011 - 2015	19,017

$34,443

16. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has entered into certain contractual arrangements for the purchase of raw materials with various suppliers. Obligations as of December 31, 2005 under these contractual agreements are as follows (dollars in thousands):

2006	$8,000
2007	4,000
2008	—
2009	—
2010	—
Thereafter	—

$12,000

Actual purchases under such obligations approximated $8.6 million in 2005, $19.4 million in 2004 and $26.8 million in 2003.

CONTINGENCIES

Lower Fox River

Various state and federal government agencies and Native American tribes have asserted claims against Appleton and other parties with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin.

Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. Wastewater from the Appleton plant, a paper mill in Combined Locks, Wisconsin, which the Company owned from 1978 to 2000 and is now owned by Appleton Coated LLC (an affiliate of Arjowiggins), and other local industrial facilities carried PCBs into the Lower Fox River during this time period. As a result, there are allegedly eleven million cubic yards of PCB-contaminated sediment spread over 39 miles of the Lower Fox River and Green Bay, which is part of Lake Michigan.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In June 1997, the United States Environmental Protection Agency (“EPA”) published notice that it intended to list the Lower Fox River on the National Priorities List of Contaminated Sites pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA” or “Superfund”). The EPA identified seven potentially responsible parties (“PRPs”) for PCB contamination in the Lower Fox River, including NCR and Appleton as the former and current owners and operators of the Appleton plant, and the owners of five paper reprocessing mills located on the Fox River, including Georgia-Pacific, P.H. Glatfelter Company, WTM I Co., owned by Chesapeake Corporation, Riverside Paper Corporation and U.S. Paper Mills Corp., which is now owned by Sonoco Products Company.

On January 7, 2003, the Wisconsin Department of Natural Resources (“DNR”) issued a Record of Decision (“ROD”), with which the EPA concurred, on the first two segments of the river, which are largely upstream of the Appleton plant. Pursuant to a consent decree entered by the U.S. District Court Eastern Wisconsin District in early 2004, Glatfelter and WTM I are now managing remediation efforts in the first segment, with EPA and DNR oversight. Glatfelter and WTM I each contributed $25.2 million into an escrow account to cover the costs of the required remedial action, with the EPA also contributing $10 million toward this work. It is Appleton’s position that neither Appleton nor NCR has any responsibility or liability for PCB contamination in the first segment of the Lower Fox River. On July 28, 2003, the DNR and EPA issued a second ROD covering the third, fourth and fifth segments of the Lower Fox River (which includes Green Bay).

In the two RODs, the DNR estimates total costs for the Lower Fox River remedial action plan of approximately $400 million over a 7 to 18-year time period. Most of the estimated costs relate to the removal of large quantities of sediment from the Lower Fox River by dredging, dewatering of the dredged materials, treatment of the dredge water and off-site disposal of the remaining solids. Engineers engaged by several of the PRPs have estimated that the cost of remediation work in the Lower Fox River could be between $740 million and $1.6 billion. The DNR strongly disputes this analysis and continues to believe that its cost estimates are accurate. Appleton bases its cost estimates for remediation on the remedies adopted in the RODs.

In 2000, the U.S. Fish and Wildlife Service (“FWS”) released a proposed restoration and compensation determination plan for restoring natural resources injured by PCBs. The proposed plan estimates that NRDs will fall in the range of $176 to $333 million for all PRPs in the aggregate. Over the past several years and at various natural resource damage sites, the FWS and other government agencies have settled NRD claims for amounts substantially less than original estimates or claims. The Company bases its cost estimates for NRD claims on the FWS plan. However, based on the settlement amounts of NRD claims to date, Appleton anticipates the actual costs for the PRPs to settle NRD claims will be less than $176 to $333 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Appleton purchased the Appleton plant and the Combined Locks paper mill from NCR in 1978, after the use of PCBs in the manufacturing process was discontinued. Nevertheless, pursuant to CERCLA, both Appleton and NCR are viewed by the EPA as PRPs. Accordingly, Appleton and NCR asserted indemnity claims against each other pursuant to the terms of the agreement for the purchase of the assets of the business in 1978. In order to resolve indemnification obligations to each other, Appleton entered into an interim settlement agreement with NCR in 1998 under which the parties agreed to share both defense and liability costs arising from the Lower Fox River. The parties’ indemnification obligations are currently defined by the 1998 interim settlement agreement. When the 1998 interim settlement agreement expires, the parties’ indemnification obligations will be defined by an arbitration determination that was obtained in January 2006.

A study performed by the FWS in 2000 provided a preliminary estimate of the amount of PCBs discharged into the Lower Fox River by each PRP and concluded that the discharges from the Appleton plant and the Combined Locks paper mill (which is now owned by an affiliate of Arjowiggins) represented a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates have not been finalized by the FWS, may be revised and will not be binding on the PRPs. The final allocation of liability among the PRPs will be determined by negotiation, litigation or other dispute resolution processes. Based on historical and technical analyses performed by environmental engineers Appleton has engaged, Appleton believes that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total discharged by all the PRPs. A portion of Appleton’s potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay their respective share(s) of the potential liability, Appleton could be responsible for a portion of their share(s). Based on a review of publicly available financial information about the other PRPs, Appleton believes that the other PRPs will be required, and have adequate financial resources, to pay their share of the remediation and natural resource damage claims for the Lower Fox River.

Appleton entered into a consent decree in 2001 with NCR, the DNR, the Wisconsin Department of Justice, the EPA, the FWS, the U.S. Department of Justice, the National Oceanic and Atmospheric Administration, and the Oneida and Menomonee Indian Tribes, which are collectively referred to as the intergovernmental partners, or IGP. Pursuant to the 2001 consent decree, which expired in 2005, Appleton and NCR collectively paid $41.5 million for interim restoration and remediation efforts directed by the IGP. Under the consent decree, the IGP agreed not to sue or take administrative action against Appleton and NCR during the four-year period.

In January 2006, Appleton and NCR entered into a modified and partially extended consent decree with the IGP. Pursuant to the 2006 consent decree, Appleton and NCR agreed to collectively provide up to $5 million over a period of one year for interim restoration efforts directed by the IGP. In addition, Appleton and NCR agreed to collectively provide up to $1 million toward the preparation of a Restoration Progress Report analyzing the progress toward the restoration goals related to the Lower Fox River. Under the 2006 consent decree, the IGP agreed not to sue or take administrative action against Appleton or NCR during the one-year period.

Neither the 2001 consent decree nor the 2006 consent decree constitutes a final settlement with the IGP or provides protection against future claims against Appleton and NCR. However, Appleton and NCR will receive full credit against remediation costs and NRD claims for all monies expended under the consent decrees.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A precise estimate of Appleton’s ultimate share of remediation and natural resource damage liability cannot be made at this time due to uncertainties with respect to: the scope and cost of implementing the final remediation plan; the scope of restoration and final valuation of NRD assessments; the evolving nature of remediation and restoration technologies and governmental policies; and Appleton’s share of liability relative to the other PRPs. However, the issuance of the RODs and the beginning of remediation activities provides Appleton the ability to reasonably estimate its potential liability. Accordingly, Appleton has recorded a reserve for this environmental liability. At January 1, 2005 this reserve approximated $101.4 million. During fiscal 2005, the total reserve was accreted by $6.4 million while payments against the reserve totaled $11.8 million. This resulted in a remaining reserve of $96.0 million as of December 31, 2005, of which $13.7 million is recorded in other accrued liabilities and $82.3 million is recorded as a long-term environmental liability.

As part of the November 9, 2001 acquisition, Arjowiggins agreed to indemnify Appleton for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River (see Note 1 “Basis of Presentation and Nature of Operations”). At December 31, 2005, the total indemnification receivable from Arjowiggins is $71.0 million, of which, $13.7 million is recorded in other current assets and $57.3 million is recorded as a long-term environmental indemnification receivable. The $25.0 million difference between the reserve and the indemnification receivable represents the share of Lower Fox River costs for which Appleton is responsible. A $21.0 million charge was recorded against earnings in 2002 and has accreted to $25.0 million through the end of fiscal 2005. This discounted share originally was calculated using a discount rate of 6.0%.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the indemnification receivable/environmental liability is provided below (dollars in thousands):

	Environmental Indemnification Receivable	Environmental Liability
Establishment of reserve for 2001 IGP consent decree	$—	$(19,209)
Accretion of Lower Fox River environmental liability	—	(747)
Fair market valuation of Arjowiggins indemnification receivable and the Lower Fox River liability as of the November 9, 2001 acquisition date	20,380	(424)

Balance, December 29, 2001	20,380	(20,380)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the first ROD on January 7, 2003	66,146	(66,146)
Establishment of reserve for Appleton’s portion of the Lower Fox River environmental liability in accordance with the Fox River Indemnification agreement	—	(21,017)
Payments made for indemnification receivable/environmental liability	(14,077)	14,077
Accretion of Lower Fox River indemnification receivable/environmental liability	1,052	(1,052)

Balance, December 28, 2002	73,501	(94,518)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the second ROD on July 28, 2003	15,581	(15,581)
Payments made for indemnification receivable/environmental liability	(6,867)	6,867
Accretion of Lower Fox River indemnification receivable/environmental liability	4,582	(5,864)

Balance, January 3, 2004	86,797	(109,096)
Payments made for indemnification receivable/environmental liability	(14,522)	14,522
Accretion of Lower Fox River indemnification receivable/environmental liability	5,523	(6,854)

Balance, January 1, 2005	77,798	(101,428)
Payments made for indemnification receivable/environmental liability	(11,832)	11,832
Accretion of Lower Fox River indemnification receivable/environmental liability	5,046	(6,416)

Balance, December 31, 2005	$71,012	$(96,012)

Appleton used the estimates described below, including the most recent government agency estimates, in evaluating its total Lower Fox River environmental liability and establishing its environmental liability reserves: (1) total costs for remediation of $480 million, based on the DNR’s estimate of $400 million in total costs for remediation, plus a 20% contingency; (2) the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than Appleton’s estimate (Appleton assumes that Appleton and NCR are primarily responsible for only the discharges from the Appleton and Combined Locks facilities and not for discharges from other sources as alleged by other PRPs); (3) costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less based on the IGP’s settlement of other NRD claims; (4) Appleton’s responsibility for over half of the claims asserted against Appleton and NCR, based on the interim settlement agreement with NCR and the arbitration determination; and (5) $20 million in fees and expenses. Because of the numerous uncertainties underlying these estimates, it is possible that Appleton’s share of costs could be higher.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, Appleton believes that it could be necessary to undertake remedial action in the future, although Appleton is currently under no obligation to do so. Appleton has not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. Remedial action to address PCB contamination in the area of the wastewater impoundments could involve construction of a cap to prevent exposure to PCBs. In addition, remedial action could involve long-term monitoring of groundwater or the construction and operation of a groundwater pump-and-treat system to prevent migration of PCB contamination in groundwater, and the removal and disposal of PCB-contaminated sediment in the Great Miami River. The cost for remedial action–including installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River–was estimated in 2001 to range up to approximately $10.5 million, with approximately $3 million in short-term costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill property, the Great Miami River remediation and Appleton’s share of these remediation costs, if any, no provision has been recorded in the accompanying financial statements for estimated remediation costs. In conjunction with the acquisition of the Company by the ESOP in 2001, and as limited by the terms of the purchase agreement, Arjowiggins agreed to indemnify the Company for 50% of all environmental liabilities at the West Carrollton mill up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owners and operators of the West Carrollton mill may be liable for all or part of the cost of remediation of historic PCB contamination.

In addition, in April 2005, eleven local residents who allegedly live (or have lived) near the wastewater treatment plant of the mill and two former mill employees (and one of their spouses) filed lawsuits in Montgomery County, Ohio court, alleging that Appleton released and continues to release hazardous substances from the mill, including PCBs, dioxins and fluorochemicals, which allegedly caused injury to the plaintiffs and/or damage to their property. The lawsuits have been removed to the United States District Court for the Southern District of Ohio. The local resident plaintiffs have requested that the court certify the matter as a class action. The plaintiffs are seeking compensatory and punitive damages, remediation and other relief. The lawsuit commenced by the two former mill employees has been dismissed without prejudice. The claims of the local resident plaintiffs remain pending.

Other than the PCB contamination in the area of the wastewater impoundments, there are no other known material liabilities with respect to environmental issues at the West Carrollton mill.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other

From time to time, Appleton may be involved in various demands, claims, suits or other legal proceedings arising in the ordinary course of its business. A comprehensive insurance program is maintained to provide a measure of financial protection against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. For example, from time to time over the past 25 years, Appleton has been involved in product liability claims relating to its carbonless copy paper products. The Company has successfully defended such claims, settling some for amounts which are not material to the business and obtaining dismissals in others based on various arguments, including, in certain cases, that the plaintiffs’ alleged proof that carbonless paper causes injury was based on “junk science.” While the Company vigorously defends itself and expects to prevail in any similar cases that may be brought against Appleton in the future, there can be no assurance that the Company will be successful in its defense.

Other than the Lower Fox River matter described above, and unless the Company’s expectations regarding defending product or other liability matters prove to be wrong, Appleton does not believe that any pending or threatened demands, claims, suits or other legal proceedings will have, individually or in the aggregate, a materially adverse effect on its financial position, results of operations or cash flows.

17. CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures (dollars in thousands):

	For the Year Ended December 31, 2005	For the Year Ended January 1, 2005	For the Year Ended January 3, 2004
Cash paid during the period for:
Interest	$45,929	$36,877	$32,738
Income taxes	1,313	2,221	352

18. CONCENTRATIONS OF CREDIT AND OTHER RISKS

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of temporary cash investments that exceed the maximum federally insured limits and trade receivables. The Company places its temporary cash investments with high quality financial funds that, by policy, limit their exposure to any one financial security.

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base. The Company does not believe it is dependent upon any single customer. Sales to the Company’s two largest customers each represented approximately 11% and 7% of net sales in 2005, 12% and 8% of net sales in 2004 and 13% and 10% of net sales in 2003.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s five largest customers in the coated solutions segment accounted for approximately 45% of coated solutions net sales in fiscal 2005, approximately 47% of coated solutions net sales in fiscal 2004 and approximately 50% of coated solutions net sales in fiscal 2003. The five largest customers in the thermal papers segment accounted for approximately 42% of thermal papers net sales in fiscal 2005, approximately 46% of thermal papers net sales in fiscal 2004 and approximately 51% of thermal papers net sales in fiscal 2003. Sales to the five largest customers within the secure and specialized print services segment represented approximately 33% of total segment net sales for 2005 and approximately 30% of total segment net sales in fiscal 2004. Sales to the Company’s five largest customers in the performance packaging segment accounted for approximately 28% of total segment sales in fiscal 2005, approximately 29% of total segment sales in fiscal 2004 and approximately 26% of total segment sales in fiscal 2003.

Base stock is a key raw material in the Company’s business. During fiscal 2005, the Company purchased approximately $135 million of base stock from external suppliers. Approximately $67 million of this base stock was purchased for the production of carbonless products with approximately 94% purchased from three external suppliers. The Company purchased approximately $63 million of base stock for the production of thermal products with nearly 69% purchased from a single external supplier. During fiscal 2004, the Company purchased approximately $126 million of base stock from external suppliers. Approximately $52 million of this base stock was purchased for the production of carbonless products with nearly 95% purchased from four external suppliers. The Company purchased approximately $69 million of base stock for the production of thermal products with over 78% purchased from a single external supplier. For fiscal 2003, the Company purchased approximately $127 million of base stock from external suppliers. Approximately $53 million of this base stock was purchased for the production of carbonless products with nearly 83% purchased from three external suppliers. The Company purchased approximately $67 million of base stock for the production of thermal products with over 76% purchased from a single external supplier.

19. EMPLOYEE STOCK OWNERSHIP PLAN

The Appleton Papers Retirement Savings and Employee Stock Ownership Plan (the “KSOP”) includes a separate employee stock ownership plan component (the “ESOP”). The KSOP is a tax-qualified retirement plan that also contains a 401(k) feature, which provides participants with the ability to make pre-tax contributions to the KSOP by electing to defer a percentage of their compensation. The ESOP is a tax-qualified employee stock ownership plan that is designed to invest primarily in the common stock of PDC.

Eligible participants, as “named fiduciaries” under ERISA, were offered a one-time irrevocable election to acquire a beneficial interest in the common stock of PDC by electing to direct the transfer of all or a portion of their existing account balances in the KSOP and the 401(a) plan (Appleton Papers Inc. Retirement Medical Savings Plan) to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $106.8 million. All proceeds of the offering were used by the ESOP trustee to purchase 10,684,373 shares of PDC common stock. As a result of this purchase, the ESOP owns 100% of the common stock of PDC. The ESOP trustee is expected to purchase common stock from PDC with future pre-tax deferrals made by employees. The Company also intends to fund a significant part of its matching contribution commitment with common stock of PDC. The Company’s matching contributions charged to expense amounted to $7.9 million in 2005, $7.7 million in 2004 and $7.8 million in 2003.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. Covenants in the agreements providing for the senior credit facility, the 8.125% Senior Notes due 2011 and the 9.75% Senior Subordinated Notes due 2014 restrict Appleton’s ability to pay dividends to PDC, which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may conflict with the terms of the senior credit and note agreements. During 2005, Appleton exercised its right to satisfy requests for distributions to former participants using five equal annual installments.

In fiscal 2005, the ESOP trustee purchased 352,867 shares of PDC redeemable common stock for an aggregate price of $9.5 million from pre-tax deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. The Company’s matching deferrals over this same period resulted in an additional 285,435 shares of redeemable common stock being issued. As a result of hardship withdrawals, diversification elections and employee terminations, 347,247 shares of PDC redeemable common stock were repurchased during 2005 at an aggregate price of $9.4 million.

In fiscal 2004, the ESOP trustee purchased 342,402 shares of PDC redeemable common stock for an aggregate price of $8.4 million from pre-tax deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. The Company’s matching deferrals over this same period resulted in an additional 307,889 shares of redeemable common stock being issued. As a result of hardship withdrawals, diversification elections and employee terminations, 1,128,064 shares of PDC redeemable common stock were repurchased during 2004 at an aggregate price of $27.4 million.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with EITF Topic D-98, redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of December 31, 2005. The earliest redemption date occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. The Company accreted the redeemable common stock by $17.9 million for the year ended December 31, 2005. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $341 million was determined. The redeemable common stock recorded book value as of December 31, 2005 was $185 million, which leaves a remaining unrecognized liability to be accreted of approximately $156 million. The fair value of the redeemable common stock is determined by an independent, third-party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Such valuations are made as of June 30 and December 31. Until the independent valuation is received, the fair value of the stock is estimated by management. The interim estimates as of the first and third quarter of each year may differ from the values determined by the appraiser as of June 30 and December 31. Adjustments, if any, as of the first quarter and third quarter of each year, will be recorded when the independent valuation is received. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

20. UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for the fiscal year 2005 includes the following (dollars in thousands):

	For the Three Months Ended April 3, 2005	For the Three Months Ended July 3, 2005	For the Three Months Ended October 2, 2005	For the Three Months Ended December 31, 2005	For the Year Ended December 31, 2005
Net sales	$253,008	$262,002	$262,496	$268,998	$1,046,504
Gross profit	62,159	65,331	68,839	65,114	261,443
Operating income	7,242	11,285	14,751	13,059	46,337
Net (loss) income	(4,283)	(995)	2,936	(672)	(3,014)

Unaudited quarterly financial data for the fiscal year 2004 includes the following (dollars in thousands):

	For the Three Months Ended April 4, 2004	For the Three Months Ended July 4, 2004	For the Three Months Ended October 3, 2004	For the Three Months Ended January 1, 2005	For the Year Ended January 1, 2005
Net sales	$250,582	$233,590	$244,476	$260,860	$989,508
Gross profit	68,160	57,587	65,847	62,839	254,433
Operating income	17,879	7,412	17,611	10,762	53,664
Net income (loss)	5,511	(35,873)	6,361	(1,030)	(25,031)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the three months ended July 4, 2004, $30.8 million of debt extinguishment expenses were recorded as a result of the Company voluntarily refinancing its debt on June 11, 2004.

21. SEGMENT INFORMATION

In late 2005, as a result of organizational and management reporting changes, the Company now has five reportable segments. The financial information concerning the Company’s reportable segments for fiscal 2004 and fiscal 2003 has been revised to reflect these new reportable segments. The Company’s five reportable segments are as follows: coated solutions, thermal papers, security papers, secure and specialized print services and performance packaging. The accounting policies applicable to these reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, business development costs not associated with specific segments, interest income, interest expense, debt extinguishment expenses and foreign currency gains and losses.

The coated solutions segment includes carbonless paper. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. As part of its coated solutions segment, the Company produces coated products for point-of-sale displays and other design and print applications. The Company also offers customers custom coating solutions and the potential for strategic partnerships through its engineered manufacturing solutions, or toll coating, program. This program focuses on the Company’s ability to apply barrier and/or printable coatings to substrates. The Company supplies coated solutions products to paper merchants, business forms printers and paper converters primarily in North America.

The thermal papers segment focuses on the development of substrates for the transaction and item identification markets. These products are widely used for point-of-sale receipts and coupons; entertainment and transportation tickets; lottery and gaming tickets; engineering, medical and industrial charts; tags for airline baggage and retail applications; and label products for shipping, warehousing, medical and clean-room applications. The Company supplies thermal products primarily to printers and paper converters in North America.

The security papers segment produces products with basic security features that make them resistant to forgery and counterfeiting. From that foundation Appleton is building a portfolio of products that incorporate security technologies including watermarks, taggants, embedded threads and fibers and machine-readable technologies to serve global markets. The focus of the security papers segment is on checks and business and government documents.

The specialized and secure print services segment includes BemroseBooth. BemroseBooth is located in England and was acquired by Appleton in December 2003 to gain greater access to international security product markets. BemroseBooth provides business-critical products with security features and specialized print management services to the transactional services, secure logistics and promotional products markets. BemroseBooth’s products include security-printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed calendars. The company also offers print management services, such as creative design, product sourcing and stock and logistics management, through a network of external suppliers.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company entered the performance packaging market in 2003 by acquiring two Wisconsin-based companies that produce high-quality, custom multilayered films and commercial packaging and print and convert flexible plastic packaging materials for companies in the food processing, household and industrial products industries. In January 2005, the Company acquired New England Extrusion (Turners Falls, Massachusetts, and Milton, Wisconsin), a company that produces single and multilayer polyethylene films for packaging applications.

Appleton does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization, as determined by Appleton for its reportable segments, are as follows (dollars in thousands):

	For the Year Ended December 31, 2005	For the Year Ended January 1, 2005	For the Year Ended January 3, 2004
Net sales
Technical papers
Coated solutions	$590,531	$602,153	$622,586
Thermal papers	219,337	209,081	182,085
Security papers	24,927	21,218	15,531

	834,795	832,452	820,202
Secure and specialized print services	112,238	110,061	10,947
Performance packaging	99,471	46,995	30,304

Total	$1,046,504	$989,508	$861,453

Operating income (loss)
Technical papers
Coated solutions	$54,767	$59,286	$73,681
Thermal papers	4,546	7,926	6,174
Security papers	(839)	(2,219)	(1,931)

	58,474	64,993	77,924
Secure and specialized print services	97	2,565	(1,155)
Performance packaging	5,938	3,333	453
Unallocated corporate charges and business development costs	(18,172)	(17,227)	(11,824)

Total	$46,337	$53,664	$65,398

Depreciation and amortization
Technical papers
Coated solutions	$48,730	$52,418	$54,739
Thermal papers	15,246	13,482	12,713
Security papers	2,636	2,394	1,545

	66,612	68,294	68,997
Secure and specialized print services	6,777	6,651	394
Performance packaging	5,994	2,044	1,721
Unallocated corporate charges	461	350	106

Total	$79,844	$77,339	$71,218

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2005, the Company recorded restructuring costs within its reportable segments as follows: $3.0 million in coated solutions, $0.4 million in thermal papers, $0.3 million in security papers, $3.2 million in secure and specialized print services, $0.2 million in performance packaging and $3.5 million in unallocated corporate charges and business development costs. During 2004, the Company recorded a $3.0 million restructuring charge in unallocated corporate charges and business development costs. During 2003, the Company recorded $1.7 million of restructuring costs within its coated solutions segment and $0.9 million in unallocated corporate charges and business development costs.

22. GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior notes and senior subordinated notes (the “Notes”) which have been guaranteed by PDC (the “Parent Guarantor”), C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Limited and New England Extrusion Inc., each of which is a wholly-owned subsidiary of Appleton (the “Subsidiary Guarantors”). These guarantees are full, unconditional and joint and several.

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a wholly-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of December 31, 2005 and January 1, 2005 and for the years ended December 31, 2005, January 1, 2005 and January 3, 2004. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.

Separate financial statements for the Parent and Subsidiary Guarantors are not presented based on management’s determination that they would not provide additional information that is material to readers of these financial statements.

The senior credit facility, the senior notes and the senior subordinated notes place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$11,144	$4,834	$2,444	$—	$18,422
Accounts receivable, net	—	85,939	30,923	7,106	—	123,968
Inventories	—	113,346	26,953	2,293	—	142,592
Other current assets	13,700	5,392	1,858	66	—	21,016

Total current assets	13,700	215,821	64,568	11,909	—	305,998

Property, plant and equipment, net	—	398,407	61,917	33	—	460,357
Investment in subsidiaries	279,128	159,473	—	—	(438,601)	—
Other assets	57,324	89,644	110,525	43	—	257,536

Total assets	$350,152	$863,345	$237,010	$11,985	$(438,601)	$1,023,891

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$7,941	$—	$—	$—	$7,941
Accounts payable	—	41,664	19,458	28	—	61,150
Due to (from) parent and affiliated companies	252,696	(291,184)	39,077	(589)	—	—
Other accrued liabilities	—	74,522	15,061	1,515	—	91,098

Total current liabilities	252,696	(167,057)	73,596	954	—	160,189

Long-term debt	—	563,018	—	—	—	563,018
Capital lease obligation	—	2,510	—	—	—	2,510
Other long-term liabilities	—	185,746	14,560	412	—	200,718
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	97,456	279,128	148,854	10,619	(438,601)	97,456

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$350,152	$863,345	$237,010	$11,985	$(438,601)	$1,023,891

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$833,774	$211,252	$63,873	$(62,395)	$1,046,504
Cost of sales	—	628,605	159,354	59,653	(62,551)	785,061

Gross profit	—	205,169	51,898	4,220	156	261,443
Selling, general and administrative expenses	—	156,170	45,707	2,592	—	204,469
Restructuring and other charges	—	7,312	3,325	—	—	10,637

Operating income	—	41,687	2,866	1,628	156	46,337
Interest expense	10,112	62,950	3,263	—	(26,545)	49,780
Interest income	—	(14,033)	(13,459)	(29)	26,545	(976)
Intercompany royalty expense (income)	—	11,530	(11,530)	—	—	—
Income in equity investments	(7,098)	(26,405)	—	—	33,503	—
Other expense (income)	—	706	2	(347)	543	904

(Loss) income before income taxes	(3,014)	6,939	24,590	2,004	(33,890)	(3,371)
(Benefit) provision for income taxes	—	(159)	(831)	633	—	(357)

Net (loss) income	$(3,014)	$7,098	$25,421	$1,371	$(33,890)	$(3,014)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JANUARY 1, 2005

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$827,077	$159,602	$63,143	$(60,314)	$989,508
Cost of sales	—	619,703	118,350	58,697	(61,675)	735,075

Gross profit	—	207,374	41,252	4,446	1,361	254,433
Selling, general and administrative expenses	—	155,298	39,264	2,954	264	197,780
Restructuring and other charges	—	2,989	—	—	—	2,989

Operating income	—	49,087	1,988	1,492	1,097	53,664

Interest expense	13,331	62,902	3,314	—	(29,952)	49,595
Interest income	(211)	(11,010)	(20,935)	(28)	29,952	(2,232)
Debt extinguishment (income) expenses	(13,005)	43,784	—	—	—	30,779
Intercompany royalty expense (income)	—	11,887	(11,887)	—	—	—
Loss (income) in equity investments	24,916	(33,561)	—	—	8,645	—
Other expense (income)	—	1	—	(209)	512	304

(Loss) income before income taxes	(25,031)	(24,916)	31,496	1,729	(8,060)	(24,782)
(Benefit) provision for income taxes	—	—	(173)	422	—	249

Net (loss) income	$(25,031)	$(24,916)	$31,669	$1,307	$(8,060)	$(25,031)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JANUARY 3, 2004

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$815,870	$41,169	$60,110	$(55,696)	$861,453
Cost of sales	—	601,343	33,318	56,691	(57,029)	634,323

Gross profit	—	214,527	7,851	3,419	1,333	227,130
Selling, general and administrative expenses	5	142,160	12,459	3,000	1,479	159,103
Restructuring and other charges	—	2,629	—	—	—	2,629

Operating (loss) income	(5)	69,738	(4,608)	419	(146)	65,398

Interest expense	16,334	54,374	3	10	(16,561)	54,160
Interest income	(464)	(282)	(16,097)	(33)	16,561	(315)
Debt extinguishment expenses	—	1,396	—	—	—	1,396
Intercompany royalty expense (income)	—	11,644	(11,644)	—	—	—
Income in equity investments	(27,034)	(24,571)	—	—	51,605	—
Other income	—	—	—	(1,484)	399	(1,085)

Income before income taxes	11,159	27,177	23,130	1,926	(52,150)	11,242
Provision (benefit) for income taxes	—	143	(347)	287	—	83

Net income	$11,159	$27,034	$23,477	$1,639	$(52,150)	$11,159

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(3,014)	$7,098	$25,421	$1,371	$(33,890)	$(3,014)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	—	67,264	12,564	16	—	79,844
Other	—	13,962	491	(347)	—	14,106
Change in assets and liabilities, net	(4,247)	(27,984)	(17,563)	(1,372)	33,890	(17,276)

Net cash (used) provided by operating activities	(7,261)	60,340	20,913	(332)	—	73,660
Cash flows from investing activities:
Proceeds from sale of equipment	—	36	4	—	—	40
Acquisition of businesses, net of cash acquired	—	(68,832)	—	—	—	(68,832)
Additions to property, plant and equipment	—	(25,535)	(6,997)	—	—	(32,532)

Net cash used by investing activities	—	(94,331)	(6,993)	—	—	(101,324)
Cash flows from financing activities:
Payments of long-term debt	—	(30,441)	—	—	—	(30,441)
Payments relating to capital lease obligation	—	(675)	—	—	—	(675)
Proceeds from revolving line of credit	—	75,000	—	—	—	75,000
Payments of revolving line of credit	—	(73,000)	—	—	—	(73,000)
Due to parent and affiliated companies, net	2,690	17,666	(18,379)	(1,977)	—	—
Proceeds from issuance of redeemable common stock	13,940	—	—	—	—	13,940
Payments to redeem common stock	(9,369)	—	—	—	—	(9,369)
Increase in cash overdraft	—	846	—	—	—	846

Net cash provided (used) by financing activities	7,261	(10,604)	(18,379)	(1,977)	—	(23,699)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(153)	—	—	—	(153)
Change in cash and cash equivalents	—	(44,748)	(4,459)	(2,309)	—	(51,516)
Cash and cash equivalents at beginning of period	—	55,892	9,293	4,753	—	69,938

Cash and cash equivalents at end of period	$—	$11,144	$4,834	$2,444	$—	$18,422

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 1, 2005

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(25,031)	$(24,916)	$31,669	$1,307	$(8,060)	$(25,031)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	—	63,864	13,459	16	—	77,339
Other	(5,675)	17,186	33	(209)	—	11,335
Change in assets and liabilities, net	49,888	(2,259)	(57,979)	1,964	8,060	(326)

Net cash provided (used) by operating activities	19,182	53,875	(12,818)	3,078	—	63,317
Cash flows from investing activities:
Proceeds from sale of equipment	—	214	—	—	—	214
Acquisition of businesses, net of cash acquired	—	(1,000)	—	—	—	(1,000)
Additions to property, plant and equipment	—	(26,772)	(9,725)	—	—	(36,497)

Net cash used by investing activities	—	(27,558)	(9,725)	—	—	(37,283)
Cash flows from financing activities:
Payments of senior secured notes payable	—	(168,002)	—	—	—	(168,002)
Proceeds from senior secured notes payable	—	250,000	—	—	—	250,000
Payments of senior subordinated notes payable	—	(192,958)	—	—	—	(192,958)
Proceeds from senior notes payable	—	185,000	—	—	—	185,000
Proceeds from senior subordinated notes payable	—	150,000	—	—	—	150,000
Payment of deferred payment obligation	(167,067)	—	—	—	—	(167,067)
Debt acquisition costs	—	(13,365)	—	—	—	(13,365)
Payments relating to capital lease obligation	—	(670)	—	—	—	(670)
Payments of revolving line of credit	—	(10,000)	—	—	—	(10,000)
Due to parent and affiliated companies, net	171,269	(196,118)	26,160	(1,311)	—	—
Proceeds from issuance of redeemable common stock	4,005	—	—	—	—	4,005
Payments to redeem common stock	(27,389)	—	—	—	—	(27,389)
Increase in cash overdraft	—	3,624	—	—	—	3,624

Net cash (used) provided by financing activities	(19,182)	7,511	26,160	(1,311)	—	13,178
Effect of foreign exchange rate changes on cash and cash equivalents	—	1,044	—	—	—	1,044
Change in cash and cash equivalents	—	34,872	3,617	1,767	—	40,256
Cash and cash equivalents at beginning of period	—	21,020	5,676	2,986	—	29,682

Cash and cash equivalents at end of period	$—	$55,892	$9,293	$4,753	$—	$69,938

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 3, 2004

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$11,159	$27,034	$23,477	$1,639	$(52,150)	$11,159
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	—	63,670	7,530	18	—	71,218
Other	16,333	14,499	—	(1,484)	399	29,747
Change in assets and liabilities, net	(29,135)	(15,192)	6,458	338	51,751	14,220

Net cash (used) provided by operating activities	(1,643)	90,011	37,465	511	—	126,344
Cash flows from investing activities:
Proceeds from sale of equipment	—	3	—	—	—	3
Acquisition of businesses, net of cash acquired	—	(112,889)	623	—	—	(112,266)
Additions to property, plant and equipment	—	(26,690)	(3,159)	(54)	—	(29,903)

Net cash used by investing activities	—	(139,576)	(2,536)	(54)	—	(142,166)
Cash flows from financing activities:
Payments of long-term debt	—	(124,590)	—	—	—	(124,590)
Proceeds from refinancing senior secured notes payable	—	140,000	—	—	—	140,000
Payments relating to capital lease obligation	—	(670)	—	—	—	(670)
Proceeds from revolving line of credit	—	84,000	—	—	—	84,000
Payments of revolving line of credit	—	(74,000)	—	—	—	(74,000)
Due to parent and affiliated companies, net	2,670	24,923	(29,276)	1,683	—	—
Proceeds from issuance of redeemable common stock	13,360	—	—	—	—	13,360
Payments to redeem common stock	(14,387)	—	—	—	—	(14,387)
Decrease in cash overdraft	—	(2,599)	—	—	—	(2,599)

Net cash provided (used) by financing activities	1,643	47,064	(29,276)	1,683	—	21,114
Change in cash and cash equivalents	—	(2,501)	5,653	2,140	—	5,292
Cash and cash equivalents at beginning of period	—	23,521	23	846	—	24,390

Cash and cash equivalents at end of period	$—	$21,020	$5,676	$2,986	$—	$29,682

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

Appleton and Paperweight Development maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrants in the reports filed or submitted by the registrants under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The registrants carried out an evaluation, under the supervision and with the participation of their management, including the principal executive officer and principal financial officer of both of the registrants, of the effectiveness of the design and operation of their disclosure controls and procedures pursuant to Rule 15d-15 under the Exchange Act. Based on that evaluation, the principal executive officer and principal financial officer of both the registrants concluded that the registrants’ disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in the registrants’ internal control over financial reporting or identified in connection with the evaluation discussed above that occurred during the registrants’ last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table presents information as of March 7, 2006 regarding the executive officers and directors of Appleton and Paperweight Development. Each director holds a one-year term of office.

Name	Age	Position
Mark R. Richards	46	Chairman, President, and Chief Executive Officer and a Director of Appleton, and Chairman, President, and Chief Executive Officer and a Director of Paperweight Development

Paul J. Karch	50	Vice President, Administration and a Director of Appleton, and a Director of Paperweight Development

Dale E. Parker	54	Vice President, Finance, Chief Financial Officer and a Director of Appleton, and Chief Financial Officer and a Director of Paperweight Development

Stephen P. Carter	54	Director of Appleton and Paperweight Development

Ronald A. Pace	58	Director of Appleton and Paperweight Development

Susan Scherbel	47	Director of Appleton and Paperweight Development

Kathi P. Seifert	56	Director of Appleton and Paperweight Development

John R. Depies	49	Vice President and General Manager, Thermal Papers of Appleton

James H. McDermott	49	Vice President and General Manager, Coated Solutions of Appleton

M. Kathleen Bolhous	46	Vice President and General Manager, Performance Packaging of Appleton

Ted E. Goodwin	49	Vice President, Business Development of Appleton

Graham J. Bennington	55	Chief Executive Officer of BemroseBooth Limited

Kent E. Willetts	48	Vice President, Marketing and Strategy of Appleton

Sarah T. Macdonald	41	Vice President and General Manager, International of Appleton

Angela M. Tyczkowski	40	Vice President, Secretary and General Counsel of Appleton, and Vice President and Secretary of Paperweight Development

Stephen G. Kula	43	Controller of Appleton, and Assistant Treasurer and Controller of Paperweight Development

Mark R. Richards. Mr. Richards has been Chief Executive Officer and President of Appleton since April 2005 and Chairman of Appleton since June 2005 and Chief Executive Officer, Chairman, Director and President of Paperweight Development since April 2005. Prior to joining Appleton, Mr. Richards served as president of the Engineered Support Structures division of Valmont Industries, Inc. since 1999. Prior to joining Valmont, Mr. Richards held management positions with Greenfield Industries, Monsanto Company, Coopers and Lybrand, and CR Bard, Inc. from 1983 to 1999. Mr. Richards is a graduate of Northwestern University’s Kellogg Graduate School of Management where he earned a master’s degree in business administration with concentrations in marketing and finance in 1989. He earned a bachelor’s degree in packaging from Michigan State University in 1983.

Paul J. Karch. Mr. Karch has been Vice President, Administration of Appleton since September 2005 and a Director of Appleton and Paperweight Development since August 2001. Previously, he served as Vice President of Human Resources and Law from November 2004 until September 2005. Mr. Karch joined Appleton in January 1994 and served in a variety of legal and other administrative roles, including General Counsel from 1997 to 2004. Prior to joining Appleton, Mr. Karch was in private practice at Luce, Forward, Hamilton & Scripps, San Diego, California from 1983 to 1993. Mr. Karch received his bachelor’s degree (Economics) from Harvard College in 1978 and a Juris Doctoris from Harvard Law School in 1982.

Dale E. Parker. Mr. Parker has been Vice President, Finance and Chief Financial Officer since 2000 and Chief Financial Officer of Paperweight Development since July 2001 and a Director of Paperweight Development since August 2001. Prior to joining Appleton, he held various financial positions at Black Clawson Co., Inc., a global manufacturer of capital goods for the paper and plastics industries, including Vice President Finance from 1988 to 2000. Mr. Parker qualified as a CPA in 1977. Mr. Parker received his bachelor’s degree (Business) from Miami University in 1973 and a master’s degree in business administration from Xavier University in 1977.

Stephen P. Carter. Mr. Carter joined Appleton and Paperweight Development as a Director in July 2004. Mr. Carter is currently a consultant for Woods Equipment Company. Mr. Carter retired as the Executive Vice President, Chief Financial Officer and Treasurer for Woodward Governor Company in August 2005, a position he held since January 2003. From January 1997 to December 2002, Mr. Carter was Vice President, Chief Financial Officer and Treasurer for Woodward. From September 1996 to January 1997, Mr. Carter was Vice President and Treasurer for Woodward and Assistant Treasurer from January 1994 to September 1996. Prior to joining Woodward in 1986, Mr. Carter held positions at PricewaterhouseCoopers and United Bancorporation, Inc. Mr. Carter also is currently a director of Blackhawk Bancorp, Inc., a publicly held bank holding company. Mr. Carter graduated with a bachelor’s degree from Brigham Young University in 1973 and is a CPA in Illinois.

Ronald A. Pace. Mr. Pace has been a Director of Appleton and a Director of Paperweight Development since January 2003. Mr. Pace has been Sector President Plumbing – Americas for Kohler Company since June 1999. From February 1995 to June 1999 Mr. Pace served in other management positions at Kohler Company. Prior to joining Kohler Company, Mr. Pace held various management positions in several companies, including AMP Incorporated (1991-1995), Johnson Matthey, PLC (1988-1991), Dainippon Ink & Chemicals (1986-1988) and British Petroleum (1977-1986). Mr. Pace received his bachelor’s degree (Economics/Chemistry) in 1969 and a master’s degree in business administration (Finance/Marketing) in 1972 from the University of Connecticut.

Susan Scherbel. Ms. Scherbel has been a Director of Appleton and a Director of Paperweight Development since January 2002. Ms. Scherbel is employed by Bellview Associates, an investment firm she co-founded in March 2001. From January 1989 to March 2001, Ms. Scherbel served as a Managing Director of Merrill Lynch Investment Banking, where she specialized in employee benefit transactions. Prior to this, Ms. Scherbel served as tax counsel for Hughes, Hubbard & Reed and as an advisor to the Assistant Secretary of the Treasury for Tax Policy at the United States Department of Treasury. Ms. Scherbel graduated with a bachelor’s degree (Government and Economics) from Harvard College in 1979, a Juris Doctoris from Georgetown University in 1982 and a masters of law degree from Georgetown University in 1986.

Kathi P. Seifert. Ms. Seifert joined Appleton and Paperweight Development as a Director in July 2004. From 1999 to June 2004, Ms. Seifert served as Executive Vice President and Group President of Global Personal Care Products for Kimberly-Clark Corporation. From 1978 to 1998, Ms. Seifert served in a number of marketing and management positions for Kimberly-Clark. Prior to joining Kimberly-Clark, Ms. Seifert held management positions at Procter & Gamble, Beatrice Foods and Fort Howard Paper Company. Ms. Seifert is also currently a director of Albertson’s, Inc., Eli Lilly and Company and Revlon Consumer Products Corporation. Ms. Seifert graduated with a bachelor’s degree from Valparaiso University in 1971.

John R. Depies. Mr. Depies has been Vice President and General Manager, Thermal Papers since May 2001. Mr. Depies previously served as Vice President Sales and Marketing, Roll Printers from 1999 to 2001 and as Executive Director for Carbonless Sales from 1997 to 1999. Mr. Depies joined Appleton in 1983 and served in a number of managerial roles from 1983 to 1997. Mr. Depies received his bachelor’s degree (Marketing) in 1979 and a master’s degree in business administration (Finance) in 1983 from the University of Wisconsin-Oshkosh.

James H. McDermott. Mr. McDermott has been Vice President and General Manager, Coated Solutions at Appleton since January 2004 and prior to that was Vice President, Coated Solutions Sales and Marketing since January 2002. Prior to this, Mr. McDermott rejoined Appleton as Vice President, Carbonless Sales from May 2001 to January 2002 after a brief departure in 1999. Mr. McDermott was Vice President of Sales & Marketing for Dunsirn Industries from 1999 to 2001. Mr. McDermott originally was hired by Appleton in 1986 and has held various sales positions. Mr. McDermott received a bachelor’s degree (Agricultural Economics) from the University of Wisconsin in 1979.

M. Kathleen Bolhous. Ms. Bolhous joined Appleton in January 2006 as Vice President and General Manager of Performance Packaging. Prior to joining Appleton, she served in various management positions with Cascade Engineering from 1998. From 2005 to 2006 she served as Vice President of the Industrial Solutions group of Cascade Engineering. From 2003 to 2005 Ms. Bolhous served as Vice President of the Emerging Solutions Group and from 1998 to 2003 she served as Vice President of the Container Group at Cascade Engineering. Ms. Bolhous worked for Magna-Donnelly Corporation from 1983-1995. Ms. Bolhous is a graduate of Hope College where she earned a bachelor’s degree in business administration and communications in 1983.

Ted E. Goodwin. Mr. Goodwin has been Vice President, Business Development since September 2005. Mr. Goodwin previously served as Vice President, Technology at Appleton from September 2001 to September 2005. Mr. Goodwin also served as Executive Director of New Business Development from 1999 to 2001 and, prior to this, he was the Executive Director of Carbonless Research and Development from 1997 to 1999, Director of Applied Research from 1994 to 1997 and Director of Thermal Research from 1991 to 1994. Mr. Goodwin joined Appleton in 1979 and advanced through several positions within Research and Development from 1979 to 1994. Mr. Goodwin received his bachelor’s degree (Chemistry) from the University of Detroit in 1979 and he received a master’s degree in business administration from the University of Wisconsin-Oshkosh in 1988.

Graham J. Bennington. Mr. Bennington has been the Chief Executive Officer of Appleton’s subsidiary, BemroseBooth Limited, since July 2000. Prior to that, Mr. Bennington was the Chief Executive of Bemrose European Operations since 1992. Mr. Bennington joined Bemrose Corporation plc. in 1977 and served in several positions, including Operations Director and Personnel Manager. Mr. Bennington received a bachelor’s degree from Reading University (Politics and Economics) in 1971 and a post-graduate diploma (HR) from Aston University in 1972.

Kent E. Willetts. Mr. Willetts has been the Vice President of Marketing and Strategy since November 2005 when he joined Appleton. Prior to joining Appleton, he worked for Kimberly-Clark Corporation for 18 years. He held executive marketing positions that included responsibility for new product development and introduction including Vice President of Global Brand Equity, Family Care; Vice President of Global Brand Equity and New Business, Family; Director, Brand Position and Advertising for Family Care; and Marketing Director for Kleenex. Mr. Willetts is a graduate of Northwestern University where he earned a master’s degree in business administration in 1987. He earned a bachelor’s degree in business administration from the University of Wisconsin-Parkside in 1982.

Sarah T. Macdonald. Ms. Macdonald has been the Vice President and General Manager, International since joining Appleton in October 2005. Prior to joining Appleton, she held senior sales and marketing management positions with U.S. Can Corporation for nine years and was named the Executive Vice President of Sales and Marketing in 2005. Prior to joining U.S. Can Corporation in 1996, Ms. Macdonald held sales and product management positions with three companies in England. Ms. Macdonald studied French and business studies at West Kent College and earned a professional certification for international trade and finance, law and marketing in 1985.

Angela M. Tyczkowski. Ms. Tyczkowski was named Vice President, Secretary and General Counsel for Appleton in January 2006. She joined Appleton in 1996 as senior legal counsel and assistant secretary and was promoted to assistant general counsel in 2000. Ms. Tyczkowski was named Appleton’s general counsel in October 2004. Prior to joining Appleton, Ms. Tyczkowski worked in private practice with Godfrey & Kahn. She earned a Juris Doctoris in 1991 and a bachelor’s degree in German language, criminology and law studies in 1988 from Marquette University.

Stephen G. Kula. Mr. Kula has been the Controller of Appleton since October 1997. Since joining Appleton in 1985, Mr. Kula has held various financial positions within Appleton. Mr. Kula is a graduate of the University of Wisconsin-Oshkosh where he earned a master’s degree in business administration in 1992. He earned a bachelor’s degree in accounting from St. Norbert College in 1985.

The boards of directors of both Paperweight Development and Appleton consist of seven members. Paperweight Development has entered into a security holders agreement with the ESOP Trust which sets forth the manner in which the ESOP Trust will vote its shares of Paperweight Development common stock in connection with the election of directors of Paperweight’s board of directors. Under the agreement, the ESOP Trust has agreed to vote all of its shares of Paperweight Development common stock on and after January 1, 2005, to elect to Paperweight Development’s board four individuals nominated by Paperweight Development’s chief executive officer and three individuals jointly nominated by the ESOP Trust and the chief executive officer.

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

Paperweight Development has entered into a security holders agreement with Appleton on terms substantially similar to those described above to provide for the manner in which Paperweight Development will vote its shares of Appleton’s common stock in connection with the election of directors of Appleton’s board of directors. In addition to the election of directors, the agreement prohibits Appleton from issuing capital stock to any person other than Paperweight Development or making, or permitting any of Appleton’s subsidiaries to make, any acquisition in a single transaction or series of related transactions with a fair market value in excess of $100 million, in each case without the prior written consent of Paperweight Development.

Pursuant to the agreements above, Messrs. Richards, Karch, Parker and Carter were nominated by Mr. Richards, Appleton’s chief executive officer, and elected to the boards of directors of Paperweight Development and Appleton, and Mr. Pace, Ms. Scherbel and Ms. Seifert were jointly nominated by Mr. Richards and the ESOP Trust and elected to the boards of directors of Paperweight Development and Appleton.

Pursuant to the terms of the new senior credit facility and the indentures governing the new senior notes and senior subordinated notes, the security holders agreements described above may not be amended except under limited circumstances.

The board of directors of Paperweight Development has an Audit Committee, and the board of directors of Appleton has a Compensation Committee. The members of both the Audit Committee and the Compensation Committee are Ms. Scherbel, Ms. Seifert and Messrs. Carter and Pace. The charter of the Audit Committee provides, among other things, that the Audit Committee will provide assistance to the board of directors in fulfilling its responsibility to the ESOP participants relating to financial accounting and reporting practices and the quality and integrity of Paperweight Development financial reports. The charter of the Compensation Committee provides that the Compensation Committee is responsible for establishing the compensation of the chief executive officer, approving the compensation of the named executive officers and reviewing the compensation of the other executive officers. The Compensation Committee also has authority for administration of our Long-Term Incentive Plan. See “Item 11. Executive Compensation—Management Compensation and Long-Term Incentive Plan,” below.

The boards of directors of Paperweight Development and Appleton have determined that Stephen P. Carter is an “audit committee financial expert” as defined under the applicable rules of the SEC. Mr. Carter is an “independent director” as that term is defined under the listing standards of the Nasdaq Stock Market, Inc.

We have adopted a Code of Business Conduct and Ethics that applies to the directors, officers and employees of Paperweight Development and Appleton, including the principal executive officer, principal financial officer and principal accounting officer and controller of Paperweight Development and Appleton. We have posted the Code of Business Conduct and Ethics on Appleton’s Internet web site at www.appletonideas.com. We intend to timely disclose on the website any future amendments to, or waivers from, certain provisions of the Code of Business Conduct and Ethics that apply to the principal executive officer, principal financial officer and principal accounting officer and controller of Paperweight Development and Appleton.

Item 11. Executive Compensation

The following table sets forth the compensation for the last three years paid to two individuals who served as the chief executive officer during fiscal 2005 and the five other most highly compensated executive officers, who we refer to as the named executive officers:

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation Awards	All Other Compensation ($)
		Salary($)	Bonus($)	Other Annual Compensation ($)	Securities Underlying SARs (#)
				(1)		(2)
Mark R. Richards Chairman, President and Chief Executive Officer of Appleton and Paperweight Development(3)	2005	$355,769	$358,465	$9,196	85,000	$4,766
Douglas P. Buth Former Chairman, President and Chief Executive Officer of Appleton and Paperweight Development (4)	2005 2004 2003	350,000 650,000 650,000	239,958 425,068 167,534	14,089 13,629 14,448	0 24,000 24,000	49,600 13,941 14,214
Dale E. Parker Vice President, Finance and Chief Financial Officer of Appleton and Chief Financial Officer of Paperweight Development	2005 2004 2003	246,500 245,462 236,412	117,274 115,936 43,295	12,853 12,406 13,460	18,500 8,000 8,000	15,270 14,970 15,624
John R. Depies Vice President and General Manager, Thermal Papers of Appleton	2005 2004 2003	215,000 214,423 208,569	102,288 104,102 35,176	12,089 19,847 12,594	9,000 8,000 8,000	13,085 12,785 13,039
James H. McDermott Vice President and General Manager, Coated Solutions of Appleton	2005 2004 2003	215,000 214,423 207,577	112,121 104,674 37,993	24,175 13,781 13,604	9,000 8,000 8,000	7,000 7,202 13,256
Paul J. Karch Vice President, Administration of Appleton	2005 2004 2003	220,000 220,000 218,160	104,666 97,371 38,324	16,479 13,987 14,630	18,500 8,000 8,000	9,949 12,865 17,951
Stephen P. Sakai Former Vice President, Performance Packaging of Appleton (5)	2005 2004 2003	215,000 215,000 214,192	102,288 95,158 38,894	13,717 13,156 17,242	9,000 8,000 8,000	16,140 17,060 18,385

(1)	Other annual compensation consists of perquisites and tax reimbursements related to the perquisites.
(2)	All other compensation for 2005 consists of the following for each named executive officer: Mr. Richards, life insurance premiums ($2,360) and relocation expenses ($2,406); Mr. Buth, company contributions to defined contribution plan ($12,600) and depreciated value of the company car retained upon his departure from the company ($37,000); Mr. Parker, company contributions to defined contribution plan ($12,600) and life insurance premiums ($2,670); Mr. McDermott, company contributions to defined contribution plan ($7,000); Mr. Depies, company contributions to defined contribution plan ($12,600) and life insurance premiums ($485); Mr. Sakai, company contributions to defined contribution plan ($12,600), company contributions to non-qualified deferred compensation ($2,369), and life insurance premiums ($1,171); and Mr. Karch, company contributions to defined contribution plan ($8,847), and life insurance premiums ($1,102). The defined contribution plan(s) include the KSOP and, prior to 2004, the Appleton Papers Inc. Retirement Medical Savings Plan. The Appleton Papers Inc. Retirement Medical Savings Plan was discontinued on June 30, 2003 and the money in this plan was transferred to the KSOP plan on July 1, 2003.
(3)	Mr. Richards joined the company in April 2005.
(4)	Mr. Buth left the company in July 2005.
(5)	Mr. Sakai left the company in January 2006.

Stock Appreciation Rights Plan

The following table summarizes certain information concerning stock appreciation rights (“SAR”) (1) grants made under the Appleton Papers Inc. Long-Term Incentive Plan to the named executive officers during fiscal 2005.

SAR Grants in Fiscal 2005

	Individual Grants		Exercise of Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for SAR Terms (2)
	Number of Securities Underlying SARs Granted	% of Total SARs Granted to Employees in Fiscal Year			5% ($)	10% ($)
Mark R. Richards	85,000	25.3	$27.77	6/30/15	$1,484,474	$3,761,949
Douglas P. Buth	0	0	0	0	0	0
Dale E. Parker	18,500	5.5	27.77	6/30/15	323,091	818,777
John R. Depies	9,000	2.7	27.77	6/30/15	157,180	398,324
James H. McDermott	9,000	2.7	27.77	6/30/15	157,180	398,324
Paul J. Karch	18,500	5.5	27.77	6/30/15	323,091	818,777
Stephen P. Sakai(3)	9,000	2.7	27.77	6/30/15	157,180	398,324

(1)	These SARs are referred to as “phantom stock” units under “Management Compensation and Long-Term Incentive Plan” below.
(2)	The dollar amounts under these columns are the result of calculations at assumed rates of stock price appreciation of 5% and 10% over the ten-year period of the grant. These assumed rates of growth were selected by the Securities and Exchange Commission for illustration purposes only.
(3)	Mr. Sakai forfeited these grants January 2006 when his employment ended with Appleton.

The following table summarizes for each of the named executive officers the number of shares of Paperweight Development common stock with respect to which SARs were exercised during 2005, the dollar value realized upon exercise of SARs, the total number of shares of Paperweight Development common stock underlying unexercised SARs held at December 31, 2005 (exercisable and unexercisable) and the aggregate dollar value of in-the-money, unexercised SARs held at December 31, 2005 (exercisable and unexercisable). Value realized upon exercise is the difference between the fair market value of the underlying shares of Paperweight Development common stock on the exercise date and the fair market value of the common stock on the KSOP valuation date most recently preceding the grant date of the SARs plus any dividends or other distributions made with respect to the underlying shares of Paperweight Development common stock from the grant date to the exercise date. The value of unexercised SARs at fiscal year-end is the difference between the fair market value of the underlying Paperweight Development common stock on the KSOP valuation date most recently preceding the grant date of the SARs and the fair market value of the underlying Paperweight Development common stock as of December 31, 2005 which was $28.56 per share. These values, unlike any amounts that may be set forth in the column entitled “Value Realized” have not been, and may never be, realized. The SARs have not been, and may never be, exercised. The actual gains, if any, on exercise will depend on the value of the Paperweight Development common stock on the exercise date. The values in the table below are shown as of December 31, 2005, the date of the most recent valuation of Paperweight Development common stock.

Aggregated SAR Exercises in Fiscal 2005

and FY-End SAR Values

Name	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Securities Underlying Unexercised SARs at FY-End			Value of Unexercised In-the-Money SARs at FY-End($)
			Exercisable	Unexercisable		Exercisable	Unexercisable
Mark R. Richards		—		85,000		$0	$67,150
Douglas P. Buth		—	27,600	48,000	(1)	$512,256	$284,160	(1)
Dale E. Parker	5,770	$94,397	8,000	26,500		$53,120	$56,215
John R. Depies	5,770	$94,397	8,000	17,000		$53,120	$48,710
James H. McDermott	5,770	$94,397	8,000	17,000		$53,120	$48,710
Paul J. Karch	5,770	$94,397	8,000	26,500		$53,120	$56,215
Stephen P. Sakai			13,770	17,000	(2)	$160,211	$48,710	(2)

(1)	Mr. Buth forfeited this option on July 1, 2005 in connection with his departure from the company.
(2)	Mr. Sakai forfeited this option on January 6, 2006 when his employment ended with Appleton.

Pension and Related Plans

In addition to the KSOP, we maintain a broad-based qualified, noncontributory defined benefit pension plan for eligible salaried employees, which we refer to as the pension plan. We have also established a Supplemental Executive Retirement Plan, or the SERP, to provide retirement benefits for management and other highly compensated employees whose benefits are reduced by the tax-qualified plan limitations in the pension plan. The table below shows the estimated annual single-life annuity benefit payable under both the pension plan and the SERP (without tax-qualified plan limitations) at various salary levels and years of credited service, payable upon retirement at age 65 in the year 2005. The benefit shown is not subject to any reduction for any Social Security benefit.

Remuneration	Years of Service
	15	20	25	30	35
$125,000	$23,370	$31,160	$38,950	$46,740	$54,530
$150,000	$28,620	$38,160	$47,700	$57,240	$66,780
$175,000	$33,870	$45,160	$56,450	$67,740	$79,030
$200,000	$39,120	$52,160	$65,200	$78,240	$91,280
$225,000	$44,370	$59,160	$73,950	$88,740	$103,530
$250,000	$49,620	$66,160	$82,700	$99,240	$115,780
$300,000	$60,120	$80,160	$100,200	$120,240	$140,280
$400,000	$81,120	$108,160	$135,200	$162,240	$189,280
$450,000	$91,620	$122,160	$152,700	$183,240	$213,780
$500,000	$102,120	$136,160	$170,200	$204,240	$238,280

The SERP benefit, when added to the pension plan benefit, provides a combined benefit equal to the benefit under the pension plan as if certain tax-qualified plan limitations did not apply. Under the pension plan and the SERP, a pension is payable upon retirement at age 65. A reduced benefit is available upon earlier termination if certain conditions are satisfied. The pension benefits are based on years of credited service and the average annual compensation received during the highest five full consecutive calendar years of the last ten years prior to retirement. Compensation covered by the plans includes base salary, bonus, deferred compensation and overtime pay.

As of December 31, 2005, the estimated years of credited service for each of our executive officers are as follows: Paul J. Karch, 12 years; Dale E. Parker, 6 years; Ted E. Goodwin, 27 years; John R. Depies, 23 years; James H. McDermott, 17 years, Angela M. Tyczkowski, 9 years; and Stephen G. Kula, 20 years. Mark R. Richards, M. Kathleen Bolhous, Kent E. Willetts and Sarah T. Macdonald have no credited service as of December 31, 2005. Douglas P. Buth left the company on July 1, 2005. Based on his credited service of 17 years, Mr. Buth’s annual benefit under the pension plan and the SERP at the plans’ normal retirement age of 65 would be $199,270 payable for his lifetime. Mr. Buth can begin receiving a reduced benefit at age 55 of $157,424. Stephen P. Sakai left the company on January 6, 2006. Based on his credited service of 10 years, Mr. Sakai’s annual benefit under the pension plan and the SERP at the plans’ normal retirement age of 65 would be $39,716 payable for his lifetime. Mr. Sakai can begin receiving a reduced benefit at age 55 of $13,503. Graham J. Bennington does not participate in any of the above plans, but Mr. Bennington is covered by the Bemrose Group Pension Scheme. Mr. Bennington has 28 years of credited service in this plan. Based on these years of service, Mr. Bennington would be entitled to an annual benefit of approximately £89,558.

During 2005 we maintained one non-qualified deferred compensation plan for senior executives which we refer to as the “old plan”. This plan allowed participants to defer receipt of his or her compensation by filing an appropriate election with us. Under the individual arrangements related to the old plan, we funded a rabbi trust on October 11, 2001, to provide funds for our obligations under the old plan, valued at approximately $1.5 million as of December 31, 2005. The funds in the rabbi trust remain subject to claims of our creditors in the event of insolvency. There will be no further participant deferrals to the old plan. The seven beneficiaries of the old plan are all former employees.

We also had established in 2001 another non-qualified deferred compensation plan for senior executives, which we refer to as the “2001 plan”, which allowed for future deferrals, but no funds were transferred to the rabbi trust. In addition to deferrals similar to those allowed under the old plan, the 2001 plan also provided for the deferral of the loyalty payment related to the acquisition of Appleton from Arjowiggins. Except for the amounts deferred from the loyalty payments, which increased based on changes in the value of Paperweight Development common stock, earnings on amounts deferred under the old and 2001 plans, were calculated at the then prevailing ten-year Treasury note rate. Upon the recommendation of the Compensation Committee, the board of directors terminated the 2001 plan and there were no deferrals in 2005. All amounts previously deferred under the 2001 plan, valued at approximately $2.7 million, were paid to the beneficiaries in the first quarter of 2005.

A new deferred compensation plan, named the Executive Nonqualified “Excess” Plan of Appleton Papers Inc., which we refer to as the “new plan”, effective on February 1, 2006, was established for approximately 100 highly compensated employees including directors and executive officers. This new plan was established for the purpose of allowing a tax favored option for saving for retirement when the Internal Revenue Code limits the ability of highly compensated employees to participate under tax-qualified plans. This new plan allows for deferral of compensation on a pre-tax basis and accumulation of tax-deferred earnings. Participants in the new plan may choose to have deferrals deemed invested in selected mutual funds. No assets are actually set aside to fund our obligation under this new plan. As of December 31, 2005, no amounts had been deferred to this new plan.

Termination Protection Agreements

We have entered into termination protection agreements with all of our executive officers, including the named executive officers, with the exception of Graham J. Bennington, who is covered by an employment services agreement, described more fully below. The agreements provide that if, at any time other than within two years after a “change of control,” as defined below, we terminate the executive officer’s employment other than for misconduct, or “permanent disability,” as defined below, or the executive officer terminates employment for “good reason,” as defined below, then the executive officer will continue to receive payments in accordance with our normal payroll practices for eighteen months following termination of employment at a rate equal to the executive officer’s base salary in effect on the date on which his or her employment terminates. The payments to the executive officer would be reduced by amounts he or she earns through employment during the eighteen-month salary continuation period after twelve months from the date of termination. The payments would cease completely if the executive officer, at any time, engaged in a competing business.

If, within two years of a change of control, we terminate the executive officer’s employment other than for misconduct, or permanent disability, or he or she terminates for good reason, then he or she is entitled to a lump-sum cash payment. This payment will be equal to two times his or her annual base salary, plus a multiple of two times his or her targeted bonus for the fiscal year in which his or her employment terminates, or if no such bonus has been established for the fiscal year of termination, then the bonus for the fiscal year prior to termination is used. The executive officer will also be entitled to a lump-sum cash payment representing a partial bonus for the year of termination, based on the number of days the executive officer worked in the year of termination.

Whether or not an executive officer’s employment terminates within two years of a change of control, the executive officer would also receive his or her salary through the date of termination and all other amounts owed to the executive officer at the date of termination under our benefit plans. In addition, if the executive officer’s employment terminates as described in either of the preceding paragraphs, he or she would be entitled to reimbursement for outplacement services and continued health and dental coverage for the executive officer and the executive officer’s family, for 18 months after the date of termination not in connection with a change of control, or 24 months after the date of termination in connection with a change of control.

Our termination protection agreements provide that if certain amounts to be paid in connection with a change of control constitute “excess parachute payments,” as defined in Section 280G of the Internal Revenue Code, which are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the severance benefits owed to the executive officer may be increased such that the net amount retained by the executive officer after deduction of any excise taxes, and income taxes and excise taxes on the additional payments, shall be equal to the original severance benefits.

A “change of control” is defined in these agreements as:

•	the transfer of substantially all of our assets to an unrelated party;

•	the termination of the ESOP or amendment of the ESOP so that it ceases to be an employee stock ownership plan;

•	the ESOP ceases to own a majority interest in Appleton;

•	our liquidation;

•	our merger or consolidation into another company; or

•	any other event whereby ownership and control is effectively transferred.

“Permanent disability” is defined in these agreements as any time an executive officer is entitled to receive benefits under Title II of the Social Security Act.

“Good reason” is defined in these agreements as, prior to a change in control, without the executive officer’s consent, a reduction of 25% or more of the executive officer’s base salary, and after a change in control:

•	a decrease in the executive officer’s position or responsibilities without his or her consent;

•	failure to pay the executive officer’s salary or bonus in effect immediately prior to a change in control; or

•	the relocation of the executive officer’s principal place of employment without his or her consent.

Our wholly-owned subsidiary, BemroseBooth Limited, has entered into an employment services agreement with Graham J. Bennington. Under this agreement, Mr. Bennington is entitled to receive an annual base salary of £135,000, which is subject to review on an annual basis by the board of directors of BemroseBooth. Mr. Bennington’s current base salary is £150,000. In addition, Mr. Bennington is entitled to participate in BemroseBooth’s pension, life insurance and health insurance plans. The employment services agreement terminates on Mr. Bennington’s 60th birthday, but may be terminated earlier upon 12 months’ notice by either party or by BemroseBooth upon notice to Mr. Bennington under certain other circumstances. Mr. Bennington’s employment services agreement also contains nondisclosure, nonsolicitation and noncompetition provisions.

Management Compensation and Long-Term Incentive Plan

Management compensation is determined by the Compensation Committee of Appleton’s board of directors, which is comprised of the four non-employee directors. Our management compensation policy provides that management salaries, cash bonuses and other compensation will be consistent with our strategic goals and the best interests of the participants in the ESOP and will generally be within the middle of the range for management compensation for similar companies.

The annual cash bonus paid to all of our executive officers, including our named executive officers, in fiscal 2006 will be based on performance against growth in the value of the business, which we refer to as business value added or BVA. BVA is calculated as earnings before interest and taxes less an established cost of capital. Bonuses will be awarded when business value improves over prior trends to specified levels that have been determined by the Compensation Committee of Appleton’s board of directors. Bonuses awarded to executive officers who are responsible for the management of a division will be measured on performance of their respective division’s BVA and also on BVA for all of Appleton. Bonuses awarded to other executive officers will be measured against BVA for all of Appleton.

        In addition to receiving salaries, annual performance bonuses and fringe benefits, such as health and life insurance, approximately 125 active management employees participate in the Appleton Papers Inc. Long-Term Incentive Plan, which was amended and restated effective January 1, 2004. Approximately 11 former management employees may exercise their right to receive a cash payment in 2006. The plan provides for future cash payments based on increases in the value of Paperweight Development common stock, as determined by the semi-annual appraisals of the Paperweight Development common stock performed by the independent, third-party appraiser selected by the ESOP trustee. Specific “phantom stock” units are awarded periodically to employees in aggregate quantities of up to approximately 3% of outstanding Paperweight Development stock immediately prior to such award. The units are valued, as of the date of the grant, at the most recent Paperweight Development stock price as determined by the semi-annual ESOP appraisal. Employees are entitled to exercise any phantom stock unit only after holding the unit for at least three years, except in the event of a change in control as described under the Termination Protection Agreements above, in which case the phantom stock units shall become immediately exercisable. However, upon termination of a holder’s employment due to death, disability or retirement, the holder’s award of phantom stock units shall be one third vested and exercisable for each completed year of employment after the grant of such phantom stock unit. The cash payment for any unit is equal to the increase in the value of Paperweight Development common stock from the date of grant until the exercise date plus the amount of any dividends or other distributions made on the common stock from the grant date to the exercise date. In addition, the Long-Term Incentive Plan provides that if payments under the plan in connection with a change of control constitute “excess parachute payments” as defined in Section 280G of the Internal Revenue Code, which are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the payments provided under the Long-Term Incentive Plan shall be increased such that the net amount retained by the employee after deduction of any excise tax on the payment, and any income tax and excise tax on the additional payments shall be equal to the original payment. The first grant of phantom stock units occurred on November 9, 2001, with annual awards planned for January 1, 2003 and each year thereafter. Due to pending legislation on deferred compensation plans and a change in senior executives, the 2005 grant was delayed until July 1, 2005. The next award was effective January 1, 2006 and was made following determination of the December 31, 2005, share price. We believe the plan will benefit us by encouraging retention of management talent and providing management with appropriate incentives to increase Paperweight Development’s share price.

Director Compensation

Directors of Appleton and Paperweight Development who are not employees of Appleton, Paperweight Development or any of their subsidiaries are currently entitled to an annual fee for service on both boards of $25,000 and annual deferred compensation of $35,000 awarded in phantom stock units of Paperweight Development common stock. Deferred compensation will be paid and calculated for six month calendar periods of service beginning January 1 and July 1 using the Paperweight Development common stock price determined by the ESOP trustee as of the prior December 31 and June 30, respectively. If a director ceases to be a director during the six month period, both the cash and deferred compensation will be prorated for the time served as a director. The deferred compensation will be paid upon cessation of service as a director in five annual cash installments, with each installment equal to one-fifth of the director’s phantom stock units and the first installment paid following the next semi-annual share price determination. The value of the installment payment will be determined by the Paperweight Development common stock price in effect at the time of payment.

Directors are also entitled to an annual fee of $10,000 for serving as the chairman of the Audit Committee or $5,000 for serving as the chairman of the Compensation Committee. In addition, each director receives a fee of $1,500 per day for in-person meetings, $500 per day for other meetings and reimbursement for travel expenses incurred in connection with attending board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Appleton Papers Employee Stock Ownership Trust, whose address is c/o State Street Global Advisors, One Lincoln Street, Boston, Massachusetts 02111, owns beneficially and of record 100% of the issued and outstanding shares of Paperweight Development. Paperweight Development owns beneficially and of record 100% of the issued and outstanding shares of Appleton.

The following table sets forth as of December 31, 2005, the number of shares allocated to the accounts of the directors, the named executive officers and the directors and executive officers as a group in the Company Stock Fund of the KSOP.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent
Mark R. Richards	11,622		*
Douglas P. Buth	63,721		*
Paul J. Karch	38,789		*
Dale E. Parker	17,969		*
Stephen P. Carter	—	(2)	*
Ronald A. Pace	—	(2)	*
Susan Scherbel	—	(2)	*
Kathi P. Seifert	—	(2)	*
John R. Depies	47,457		*
James H. McDermott	29,817		*
Stephen P. Sakai	22,723		*
All directors and executive officers as a group (18 persons)	312,311		2.6%

*	Less than 1%.
(1)	Participants in the KSOP have the right to direct the ESOP trustee to vote shares of common stock which have been allocated to that participant’s ESOP account either for or against specified corporate events relating to Paperweight Development. For all other shareholder votes, the ESOP trustee will vote all shares of common stock held by the ESOP as directed by the ESOP committee, subject to the security holders agreements described above under “Item 10. Directors and Executive Officers of the Registrant.” Participants have statutory diversification rights beginning at age 55, conditional diversification rights beginning on January 1, 2006, and the right to receive distributions from the participant’s KSOP account upon retirement, death, disability, resignation, dismissal or permanent layoff. Participants may not sell, pledge or otherwise transfer the shares of common stock allocated to their KSOP accounts.
(2)	Non-employee directors are not eligible to participate in the KSOP.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for both the audit of our financial statements as of and for the years ended December 31, 2005, and January 1, 2005, and the review of the financial statements included in our Quarterly Reports on Form 10-Q and assistance with and review of documents filed with the SEC during those periods were $463,400 in fiscal 2005 and $390,000 in fiscal 2004.

Audit-Related Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for audit-related services were $140,200 in fiscal 2005 and $297,100 in fiscal 2004. The fiscal 2005 services consist of $73,200 for consultations related to Sarbanes Oxley and $67,000 for due diligence work. The services in fiscal 2004 primarily consisted of attest services with regard to the debt offering.

Tax Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for tax services were $74,700 in fiscal 2005 and $57,000 in fiscal 2004. The 2005 tax fees consist of $39,000 in tax services performed for BemroseBooth and $35,700 for expatriate tax services and other tax return review in the U.S. The 2004 tax fees consist of $53,000 in tax services performed for BemroseBooth, and $4,000 for tax research and tax return review in the U.S.

All Other Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for all other services were $10,400 in fiscal 2005 and $10,800 in fiscal 2004. The fees in fiscal 2005 and fiscal 2004 were the result of certain benefit plan services performed for BemroseBooth.

The Audit Committee has established a written pre-approval guideline, which documents its procedures for the review and pre-approval of all audit and permitted non-audit services provided by its independent public accountants prior to the engagement of its independent public accountants with respect to such services. Under such procedures, all audit services and related fees must be specifically approved by the Audit Committee. Non-audit services are approved in accordance with the pre-approval guideline, depending on the nature and estimated value of the services. Per the terms of its charter, the Audit Committee may delegate to its chairman the authority to pre-approve the engagement of the independent public accountants for audit and non-audit services. Any such pre-approvals, whether granted by the chairman of the Audit Committee or pursuant to the pre-approval guideline, are reported to the full Audit Committee at the next scheduled committee meeting. The services provided in fiscal 2005 and 2004 as described above were pre-approved by the Audit Committee or the chairman of the Audit Committee and subsequently reviewed by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

	Report of Independent Registered Public Accounting Firm	49

	Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005	50

	Consolidated Statements of Operations for the years ended December 31, 2005, January 1, 2005 and January 3, 2004	51

	Consolidated Statements of Cash Flows for the years ended December 31, 2005, January 1, 2005 and January 3, 2004	52

	Consolidated Statements of Redeemable Common Stock, Accumulated Deficit, Accumulated Other Comprehensive Loss and Comprehensive Income (Loss) for the years ended December 31, 2005, January 1, 2005 and January 3, 2004	53

	Notes to Consolidated Financial Statements	54

(a)(2)	Financial Statement Schedule.

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	117

	SCHEDULE II – Valuation and Qualifying Accounts	118

(a)(3)	Exhibits.

3.1	Second Amended and Restated Certificate of Incorporation of Appleton Papers Inc. Incorporated by reference to Exhibit 3.1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

3.2	Amended and Restated By-laws of Appleton Papers Inc. Incorporated by reference to Exhibit 3.2 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

3.2.1	Amendment to Amended and Restated By-laws of Appleton Papers Inc. Incorporated by reference to Exhibit 3.2.1 to Amendment No. 2 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on May 15, 2002.

3.2.2	Amendment to Amended and Restated By-laws of Appleton Papers Inc. Incorporated by reference to Exhibit 3.2.2 to the Registrants’ Annual Report on Form 10-K for the year ended December 28, 2002.

3.3	Amended and Restated Articles of Incorporation of Paperweight Development Corp. Incorporated by reference to Exhibit 3.3 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

3.4	Amended and Restated By-laws of Paperweight Development Corp. Incorporated by reference to Exhibit 3.4 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

4.1	Indenture, dated as of June 11, 2004, between Appleton Papers Inc. and each of the guarantors named therein and U.S. Bank National Association, as trustee (the “Senior Notes Indenture”). Incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.
4.2	Indenture, dated as of June 11, 2004, between Appleton Papers Inc. and each of the guarantors named therein and U.S. Bank National Association, as trustee (the “Senior Subordinated Notes Indenture”). Incorporated by reference to Exhibit 4.2 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

4.3	Form of registered Senior Note (included as Exhibit A1 to the Senior Notes Indenture).

4.4	Form of registered Senior Subordinated Note (included as Exhibit A1 to the Senior Subordinated Notes Indenture).

4.5	A/B Exchange Registration Rights Agreement, dated as of June 11, 2004, by and among Appleton Papers Inc. and the parties listed as guarantors thereto and Bear, Stearns, & Co. Inc., UBS Securities LLC, ABN AMRO Incorporated and Piper Jaffray & Co. Incorporated by reference to Exhibit 4.5 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.1	Credit Agreement, dated as of June 11, 2004, among Paperweight Development Corp., Appleton Papers Inc., as Borrower, Rose Holdings Limited, as UK Borrower, the several lenders from time to time parties thereto, UBS Securities LLC as syndication agent, Associated Bank National Association, LaSalle Bank National Association and US Bank National Association, as documentation agents, and Bear Stearns Corporate Lending Inc., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.1.1	Amendment to Credit Agreement, dated as of February 18, 2005, among Paperweight Development Corp., Appleton Papers Inc., as Borrower, Rose Holdings Limited, as UK Borrower, the several lenders from time to time parties thereto, UBS Securities LLC as syndication agent, Associated Bank National Association, LaSalle Bank National Association and US Bank National Association, as documentation agents, and Bear Stearns Corporate Lending Inc., as administrative agent. Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

10.2	Purchase Agreement by and among Arjo Wiggins Appleton p.l.c., Arjo Wiggins US Holdings Ltd., Arjo Wiggins North America Investments Ltd., Paperweight Development Corp. and New Appleton LLC, dated as of July 5, 2001. Incorporated by reference to Exhibit 10.4 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.2.1	Amendment to Purchase Agreement by and among Arjo Wiggins US Holdings Ltd., Arjo Wiggins North America Investments Ltd., Arjo Wiggins Appleton Ltd., Paperweight Development Corp. and New Appleton LLC, dated as of June 11, 2004. Incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.3	Fox River AWA Environmental Indemnity Agreement by and among Arjo Wiggins Appleton p.l.c., Appleton Papers Inc., Paperweight Development Corp. and New Appleton LLC, dated as of November 9, 2001. Incorporated by reference to Exhibit 10.6 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

10.3.1	Amendment to Fox River AWA Environmental Indemnity Agreement by and among Paperweight Development Corp., New Appleton LLC, Appleton Papers Inc. and Arjo Wiggins Appleton Ltd., dated as of June 11, 2004. Incorporated by reference to Exhibit 10.3 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.4	Fox River PDC Environmental Indemnity Agreement by and among Appleton Papers Inc. and Paperweight Development Corp., dated as of November 9, 2001. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.

10.4.1	Amendment to Fox River PDC Environmental Indemnity Agreement by and among Appleton Papers Inc., Paperweight Development Corp. and New Appleton LLC, dated as of June 11, 2004. Incorporated by reference to Exhibit 10.4 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.5	Security Agreement by and among Appleton Papers Inc., Paperweight Development Corp., New Appleton LLC and Arjo Wiggins Appleton p.l.c., dated as November 9, 2001. Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.

10.6	Amended and Restated Relationship Agreement by and among Arjo Wiggins Appleton Ltd. (f/k/a Arjo Wiggins Appleton p.l.c.), Arjo Wiggins (Bermuda) Holdings Limited, Paperweight Development Corp., PDC Capital Corporation and Arjo Wiggins Appleton (Bermuda) Limited, dated as of June 11, 2004. Incorporated by reference to Exhibit 10.5 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.7	Assignment and Assumption Deed, dated as of November 9, 2001, between Arjo Wiggins Appleton p.l.c. and Arjo Wiggins Appleton (Bermuda) Limited. Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.

10.8	Collateral Assignment, dated as of November 9, 2001, between Arjo Wiggins Appleton (Bermuda) Limited Paperweight Development Corp., New Appleton LLC and Appleton Papers Inc. Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.

10.9	Appleton Papers Retirement Savings and Employee Stock Ownership Plan, as amended through July 31, 2002. Incorporated by reference to Exhibit 10.12.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended April 4, 2004.

10.9.1	Resolutions adopted by the Board of Directors of Appleton Papers Inc., dated December 17, 2003, amending the Appleton Papers Retirement Savings and Employee Stock Ownership Plan effective January 1, 2003. Incorporated by reference to Exhibit 10.12.2 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended April 4, 2004.

10.9.2	Amendment to Appleton Papers Retirement Savings and Employee Stock Ownership Plan, effective January 1, 2001. Incorporated by reference to Exhibit 10.6 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended April 4, 2004.

10.9.3	Amendment to Appleton Papers Retirement Savings and Employee Stock Ownership Plan, dated December 15, 2005, effective as of March 28, 2005.

10.9.4	Amendment to Appleton Papers Retirement Savings and Employee Stock Ownership Plan, dated December 15, 2005, effective as of December 1, 2005 and January 1, 2006.

10.10	Appleton Papers Inc. Employee Stock Ownership Trust, created September 6, 2001, effective June 1, 2001. Incorporated by reference to Exhibit 10.13 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.11	Appleton Papers Inc. Deferred Compensation Plan, as amended on October 31, 2002, and restated effective as of July 1, 2000. Incorporated by reference to Exhibit 10.14 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.(1)

10.12	Appleton Papers Inc. New Deferred Compensation Plan, as amended on October 31, 2002, and restated effective as of November 9, 2001.(1)

10.13	The Executive Nonqualified Excess Plan of Appleton Papers Inc.(1)

10.13.1	Adoption Agreement, dated as of January 3, 2006, by Appleton Papers Inc. and Principal Life Insurance Company, as the provider.(1)

10.14	Letter Agreement between Arjo Wiggins Appleton p.l.c. and Douglas Buth dated February 12, 2001, regarding Transaction-Related Executive Compensation. Incorporated by reference to Exhibit 10.16 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.(1)

10.15	Appleton Papers Inc. Long-Term Incentive Plan, as amended and restated, effective as of January 1, 2004.(1)

10.16	Appleton Papers Inc. Supplemental Executive Retirement Plan, as amended through March 28, 2001.(1)

10.17	Form of Termination Protection Agreement. (1)

10.18	Amended and Restated Intellectual Property Agreement among Appleton Papers Inc., WTA Inc., Appleton Coated Papers Holdings Inc. and Appleton Coated LLC, dated as of November 9, 2001. Incorporated by reference to Exhibit 10.20 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.19	Trademark License Agreement between Appleton Papers Inc., f/k/a Lentheric, Inc., and NCR Corporation, dated as of June 30, 1978. Incorporated by reference to Exhibit 10.21 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.20	Basestock Supply Agreement, between Appleton Papers Inc. and Appleton Coated LLC, dated as of June 27, 2001. Incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-82084) filed on June 12, 2002.(2)

10.20.1	Amendment of Memorandum of Agreement Year 2006, Basestock Supply Agreement, between Appleton Papers Inc. and Appleton Coated LLC, effective as of June 27, 2001.(2)

10.21	Security Holders Agreement by and between Paperweight Development Corp. and the Appleton Papers Inc. Employee Stock Ownership Trust, dated as of November 9, 2001. Incorporated by reference to Exhibit 10.26 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.22	Security Holders Agreement by and among Paperweight Development Corp., Appleton Investment Inc. and Appleton Papers Inc., dated as of November 9, 2001. Incorporated by reference to Exhibit 10.25 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.23	Service Agreement, dated June 14, 2000, between INHOCO 2059 Limited and Graham Bennington. Incorporated by reference to Registrants’ Annual Report on Form 10-K for the year ended January 3, 2004.(1)

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Paperweight Development Corp.

31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Dale E. Parker, Vice President, Finance and Chief Financial Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.4	Certification of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Dale E. Parker, Vice President, Finance and Chief Financial Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

(1)	Management contract or compensatory plan or arrangement.
(2)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

APPLETON PAPERS INC.

By:	/s/ Mark R. Richards
Mark R. Richards President and Chief Executive Officer
Date:	March 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Mark R. Richards Mark R. Richards	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 17, 2006

/s/ DALE E. PARKER Dale E. Parker	Vice President, Finance, Chief Financial Officer and a Director (Principal Financial Officer)	March 17, 2006

/s/ STEPHEN G. KULA Stephen G. Kula	Controller (Principal Accounting Officer)	March 17, 2006

/s/ STEPHEN P. CARTER Stephen P. Carter	Director	March 17, 2006

/s/ RONALD A. PACE Ronald A. Pace	Director	March 17, 2006

/s/ KATHI P. SEIFERT Kathi P. Seifert	Director	March 17, 2006

/s/ SUSAN SCHERBEL Susan Scherbel	Director	March 17, 2006

/s/ PAUL J. KARCH Paul J. Karch	Director	March 17, 2006

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been provided to security holders covering the registrant’s fiscal year 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.

By:	/s/ Mark R. Richards
Mark R. Richards President and Chief Executive Officer
Date:	March 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Mark R. Richards Mark R. Richards	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 17, 2006

/s/ DALE E. PARKER Dale E. Parker	Chief Financial Officer and a Director (Principal Financial Officer)	March 17, 2006

/s/ STEPHEN G. KULA Stephen G. Kula	Assistant Treasurer and Controller (Principal Accounting Officer)	March 17, 2006

/s/ STEPHEN P. CARTER Stephen P. Carter	Director	March 17, 2006

/s/ RONALD A. PACE Ronald A. Pace	Director	March 17, 2006

/s/ KATHI P. SEIFERT Kathi P. Seifert	Director	March 17, 2006

/s/ SUSAN SCHERBEL Susan Scherbel	Director	March 17, 2006

/s/ PAUL J. KARCH Paul J. Karch	Director	March 17, 2006

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been provided to security holders covering the registrant’s fiscal year 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON

FINANCIAL STATEMENT SCHEDULE

To the Shareholder and Board of Directors

of Paperweight Development Corp. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated March 8, 2006 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 8, 2006

SCHEDULE II—Valuation and Qualifying Accounts

(dollars in thousands)

Allowance for Losses on Accounts Receivable	Balance at Beginning of Period	Foreign Exchange Translation	Acquisition of Businesses	Charged to Costs and Expenses	Amounts Written Off Less Recoveries	Balance at End of Period
January 3, 2004	$1,428	—	1,198	707	(88)	$3,245

January 1, 2005	$3,245	73	—	428	(309)	$3,437

December 31, 2005	$3,437	(93)	48	176	(1,584)	$1,984

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of a schedule or because the information required is included in the consolidated financial statements of Paperweight Development or the notes thereto or the schedules are not required or are inapplicable under the related instructions.