Form 10-Q
period 2006-10-01
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2006-11-13
CIK 1144326, 1166365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 1, 2006

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

Registrants’ telephone number, including area code: (920) 734-9841

Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each of the registrants is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether each of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 6, 2006, 11,333,760 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of November 6, 2006, 100 shares of Appleton Papers Inc. common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. common stock were held by non-affiliates.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except share data)

	October 1, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$19,756	$18,422
Accounts receivable, less allowance for doubtful accounts of $2,566 and $1,984, respectively	134,671	123,968
Inventories	142,982	142,592
Other current assets	23,969	21,016

Total current assets	321,378	305,998
Property, plant and equipment, net of accumulated depreciation of $291,687 and $248,351, respectively	429,457	460,357
Goodwill	80,325	77,882
Intangible assets, net	99,817	106,238
Environmental indemnification receivable	50,739	57,312
Other assets	24,812	17,147

Total assets	$1,006,528	$1,024,934

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$2,057	$7,941
Accounts payable	66,582	61,150
Accrued interest	10,339	2,903
Restructuring reserve	2,621	6,597
Other accrued liabilities	83,977	81,598

Total current liabilities	165,576	160,189
Senior secured notes payable	198,991	223,368
Revolving lines of credit	923	2,000
Variable rate industrial development bonds	8,650	8,650
Capital lease obligation	2,107	2,510
Postretirement benefits other than pension	57,830	58,928
Accrued pension	54,656	55,211
Environmental liability	75,739	82,312
Other long-term liabilities	7,672	5,310
Senior notes payable	171,900	172,000
Senior subordinated notes payable	157,000	157,000
Commitments and contingencies (Note 12)	—	—
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 11,629,010 and 11,938,060, respectively	189,281	185,292
Accumulated deficit	(63,621)	(61,982)
Accumulated other comprehensive loss	(20,176)	(25,854)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$1,006,528	$1,024,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three Months Ended October 1, 2006	Three Months Ended October 2, 2005	Nine Months Ended October 1, 2006	Nine Months Ended October 2, 2005
Net sales	$272,227	$262,496	$810,139	$777,506

Cost of sales	202,179	193,657	606,923	581,177

Gross profit	70,048	68,839	203,216	196,329

Selling, general and administrative expenses	51,370	50,410	153,668	155,021
Restructuring and other charges	1,402	3,678	2,088	8,030

Operating income	17,276	14,751	47,460	33,278

Other expense (income)
Interest expense	12,622	12,703	37,206	37,261
Interest income	(177)	(254)	(633)	(671)
Foreign exchange loss (gain)	23	(78)	(281)	527

Income (loss) before income taxes	4,808	2,380	11,168	(3,839)

Benefit for income taxes	(238)	(556)	(654)	(1,497)

Net income (loss)	$5,046	$2,936	$11,822	$(2,342)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

(unaudited)

(dollars in thousands)

	October 1, 2006	October 2, 2005
Cash flows from operating activities:
Net income (loss)	$11,822	$(2,342)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	49,873	52,520
Amortization of intangible assets	7,069	7,656
Amortization of financing fees	1,878	1,404
Employer 401(k) noncash matching contributions	5,264	6,078
Foreign exchange (gain) loss	(281)	527
Loss on disposals of equipment, net	715	1,180
Accretion of capital lease obligation	146	170
Accretion of environmental liability	—	1,056
(Increase)/decrease in assets and increase/(decrease) in liabilities excluding effects of business acquisitions:
Accounts receivable	(8,591)	1,823
Inventories	564	(20,998)
Other current assets	(2,857)	(370)
Accounts payable and other accrued liabilities	15,339	10,914
Restructuring reserve	(3,976)	1,830
Accrued pension	(1,937)	4,508
Other, net	(238)	(3,843)

Net cash provided by operating activities	74,790	62,113

Cash flows from investing activities:
Proceeds from sale of equipment	794	28
Acquisition of business, net of cash acquired	—	(68,832)
Additions to property, plant and equipment	(17,710)	(25,726)

Net cash used by investing activities	(16,916)	(94,530)

Cash flows from financing activities:
Payments of senior secured notes payable	(30,261)	(16,854)
Payments of senior notes payable	(100)	(8,000)
Bond consent costs	(7,994)	—
Payments relating to capital lease obligation	(548)	(503)
Proceeds from revolving lines of credit	24,368	64,000
Payments of revolving lines of credit	(25,535)	(64,000)
Proceeds from issuance of redeemable common stock	4,460	9,858
Payments to redeem common stock	(17,514)	(5,295)
(Decrease) increase in cash overdraft	(3,709)	9,372

Net cash used by financing activities	(56,833)	(11,422)

Effect of foreign exchange rate changes on cash and cash equivalents	293	35
Change in cash and cash equivalents	1,334	(43,804)
Cash and cash equivalents at beginning of period	18,422	69,938

Cash and cash equivalents at end of period	$19,756	$26,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,

ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED

(unaudited)

(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)
Balance, December 31, 2005	11,938,060	$185,292	$(61,982)	$(25,854)

Comprehensive income:
Net income	—	—	11,822	—	$11,822
Foreign currency translation adjustment	—	—	—	5,332	5,332
Realized and unrealized gains on derivatives	—	—	—	346	346

Total comprehensive income					$17,500

Issuance of redeemable common stock	278,714	8,042	—	—
Redemption of redeemable common stock	(587,764)	(17,514)	—	—
Accretion of redeemable common stock	—	13,461	(13,461)	—

Balance, October 1, 2006	11,629,010	$189,281	$(63,621)	$(20,176)

Balance, January 1, 2005	11,647,005	$159,329	$(37,202)	$(13,625)

Comprehensive loss:
Net loss	—	—	(2,342)	—	$(2,342)
Foreign currency translation adjustment	—	—	—	(5,778)	(5,778)
Realized and unrealized losses on derivatives	—	—	—	(155)	(155)

Total comprehensive loss					$(8,275)

Issuance of redeemable common stock	359,409	9,551	—	—
Redemption of redeemable common stock	(200,529)	(5,295)	—	—
Accretion of redeemable common stock	—	11,746	(11,746)	—

Balance, October 2, 2005	11,805,885	$175,331	$(51,290)	$(19,558)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the nine months ended October 1, 2006 and October 2, 2005, cash flows for the nine months ended October 1, 2006 and October 2, 2005 and financial position at October 1, 2006 have been made. All adjustments made were of a normal recurring nature.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of Paperweight Development Corp. (“PDC” or the “Company”) and subsidiaries for each of the three years in the period ended December 31, 2005, which are included in the annual report on Form 10-K for the year ended December 31, 2005. The consolidated balance sheet data as of December 31, 2005, contained within these condensed financial statements, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Appleton Papers Inc. (“Appleton”) is a wholly-owned subsidiary of PDC.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

2. ACQUISITION OF BUSINESS

On January 11, 2005, the Company acquired New England Extrusion, Inc., a company that produces single and multilayer polyethylene films for packaging applications. Simultaneously with the acquisition, New England Extrusion became a guarantor under the senior credit facility, the senior note indenture and senior subordinated note indentures. The purchase price for this acquisition, net of cash acquired, approximated $68.8 million including the assumption of certain liabilities. It was financed with cash from operations supplemented with borrowings under the revolving credit portion of the Company’s senior credit facility. The Company obtained an independent appraisal to allocate the purchase price to the acquired net assets. All purchase price allocations have been finalized. The excess of the purchase price over the estimated fair value of the acquired net assets has been allocated to goodwill. Goodwill of approximately $26.7 million was assigned to the Company’s performance packaging segment. New England Extrusion has been included in the Company’s consolidated financial statements since the date of the acquisition.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, excluding cash acquired (dollars in thousands):

As of Acquisition Date
Current assets	$8,756
Property, plant and equipment	14,075
Intangible assets	21,250
Goodwill	26,717

Total assets acquired	$70,798

Current liabilities	$1,966

Total liabilities assumed	$1,966

Net assets acquired	$68,832

The following unaudited pro forma data summarizes the results of operations for the period indicated as if the acquisition of New England Extrusion had been completed on January 1, 2005. The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to cost of sales, selling, general and administrative expenses, interest expense, amortization, depreciation and income taxes. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on January 1, 2005 or that may be obtained in the future (dollars in thousands):

For the Nine Months Ended October 2, 2005
Net sales	$778,666
Net loss	$(2,275)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with an indefinite life will no longer be amortized. The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. This impairment analysis consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, an impairment loss, which could be material in the period recorded, would be recognized in an amount equal to that excess. Amortization will continue to be recorded for other intangible assets with determinable lives. The changes in the carrying amount of goodwill for the nine-month period ended October 1, 2006 are as follows (dollars in thousands):

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill	Coated Solutions	Thermal Papers	Security Papers	Secure and Specialized Print Services	Performance Packaging	Total
Balance as of December 31, 2005	$—	$—	$—	$27,634	$50,248	$77,882
Currency translation	—	—	—	2,443	—	2,443

Balance as of October 1, 2006	$—	$—	$—	$30,077	$50,248	$80,325

The Company’s other intangible assets consist of the following (dollars in thousands):

	As of October 1, 2006		As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Trademarks	$56,592	$14,281	$56,258	$12,229
Patents	32,775	25,836	32,775	22,640
Customer relationships	31,105	5,075	30,817	3,689
Non-compete agreements	2,379	2,088	2,353	1,653

	122,851	$47,280	122,203	$40,211

Unamortizable intangible assets
Trademarks	24,246		24,246

Total intangible assets	$147,097		$146,449

Of the $147.1 million of acquired intangible assets, $80.8 million was assigned to registered trademarks. Trademarks of $47.4 million related to carbonless paper and $9.2 million related to the Company’s 2003 and 2005 acquisitions are being amortized over their estimated useful life of 20 years, while the remaining $24.2 million are considered to have an indefinite life and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships and 1 to 5 years for non-compete agreements. Amortization expense for the three and nine months ended October 1, 2006 approximated $2.4 million and $7.1 million, respectively. Amortization expense for the three and nine months ended October 2, 2005 approximated $2.5 million and $7.7 million, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. RESTRUCTURING AND OTHER CHARGES

During the first three quarters of 2006, the Company reduced salaried employment in the U.S. by 13 employees. As a result, the Company took an additional charge of $0.7 million during the first three quarters of 2006 for employment termination benefits. Through third quarter 2006, the Company paid out $3.1 million related to these employment termination benefits, liabilities for which were incurred in 2006 and prior. See Note 15 for allocation of restructuring charges by segment.

During the third quarter of 2005, BemroseBooth announced its exit from the traditional printing and binding portions of its information products business. A $3.2 million charge was taken during 2005 for these restructurings. For the first nine months of 2006, an additional charge of $0.5 million was taken for restructuring.

In 1999, the Company committed to exiting its New York distribution center in 2001, because it was no longer needed as a result of the closure of the Newton Falls mill, and thus recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expires in 2007. During the third quarter of 2006, management concluded that it was unlikely that any sublease income would be received during the remaining term of this lease. As a result, an additional charge of $0.9 million was recorded. Through third quarter 2006, the Company paid out $1.4 million for lease payments.

The table below summarizes the components of the restructuring reserve included in the consolidated balance sheets at October 1, 2006 and December 31, 2005 (dollars in thousands):

	December 31, 2005 Reserve	2006 Additions to Reserve	2006 Charges Against Reserve	October 1, 2006 Reserve
Distribution center exit costs	$2,181	$885	$(1,422)	$1,644
BemroseBooth restructuring	1,459	520	(1,538)	441
U.S. employee termination benefits	2,957	683	(3,104)	536

	$6,597	$2,088	$(6,064)	$2,621

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. INVENTORIES

Inventories consist of the following (dollars in thousands):

	October 1, 2006	December 31, 2005
Finished goods	$76,304	$72,251
Raw materials, work in process and supplies	70,375	74,038

Total cost	146,679	146,289
LIFO reserve	(3,697)	(3,697)

	$142,982	$142,592

Stores and spare parts inventory balances of $22.9 million and $22.5 million at October 1, 2006 and December 31, 2005, respectively, are valued at average cost and included in raw materials, work in process and supplies. Inventories valued using the FIFO method approximated 25% of the Company’s total inventory balance at October 1, 2006 and 20% of the Company’s total inventory balance at December 31, 2005.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	October 1, 2006	December 31, 2005
Land and improvements	$13,775	$13,302
Buildings and improvements	100,290	99,207
Machinery and equipment	540,741	537,904
Software	33,228	32,582
Capital lease	4,764	4,764
Construction in progress	28,346	20,949

	721,144	708,708
Accumulated depreciation/amortization	(291,687)	(248,351)

	$429,457	$460,357

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation expense for the three months and nine months ended October 1, 2006 and October 2, 2005 consists of the following (dollars in thousands):

Depreciation Expense	For the Three Months Ended October 1, 2006	For the Three Months Ended October 2, 2005	For the Nine Months Ended October 1, 2006	For the Nine Months Ended October 2, 2005
Cost of sales	$14,226	$14,339	$42,752	$44,520
Selling, general and administrative expenses	2,267	2,657	7,121	8,000

	$16,493	$16,996	$49,873	$52,520

7. OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	October 1, 2006	December 31, 2005
Deferred debt issuance costs	$16,733	$10,617
Other	8,079	6,530

	$24,812	$17,147

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	October 1, 2006	December 31, 2005
Payroll	$18,626	$13,857
Trade discounts	25,863	24,525
Workers’ compensation	3,424	4,333
Accrued insurance	917	1,026
Other accrued taxes	2,735	5,076
Postretirement benefits other than pension	2,748	2,748
Fox River liabilities	13,700	13,700
Other	15,964	16,333

	$83,977	$81,598

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment – an amendment of FASB Statements No. 123 and 95.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company adopted SFAS No. 123(R) during the first quarter of 2006 and, given the nature of the Company’s plans, it did not have a significant effect on its financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose, in its financial statements, uncertain tax positions the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. Additionally, FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular rollforward of the unrecognized tax benefits. The provisions of FIN 48 are applicable to the Company beginning in 2007 and are not expected to have a significant effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. These provisions are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans and other postretirement plans. Specifically, it requires a company to (1) recognize on its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (3) recognize changes in the funded status of a plan through comprehensive income in the year in which the changes occur. The provisions of SFAS 158 are applicable to the Company beginning in 2007. The Company is currently evaluating the impact, if any, on its financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. PENSION BENEFITS

The Company has various defined benefit pension plans and a defined contribution pension plan. The components of the corresponding net periodic pension cost include the following (dollars in thousands):

Pension Benefits	For the Three Months Ended October 1, 2006	For the Three Months Ended October 2, 2005	For the Nine Months Ended October 1, 2006	For the Nine Months Ended October 2, 2005
Net periodic benefit cost
Service cost	$1,883	$1,946	$5,648	$5,838
Interest cost	5,251	4,785	15,754	14,975
Expected return on plan assets	(5,799)	(5,196)	(17,396)	(16,250)
Amortization of
Prior service cost	54	54	162	162
Actuarial loss	559	423	1,677	1,269

Net periodic benefit cost	$1,948	$2,012	$5,845	$5,994

During April 2006, Appleton contributed an additional $6 million to its pension plan for plan year 2005.

11. POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended October 1, 2006	For the Three Months Ended October 2, 2005	For the Nine Months Ended October 1, 2006	For the Nine Months Ended October 2, 2005
Net periodic benefit cost
Service cost	$211	$209	$633	$627
Interest cost	649	776	1,947	2,328
Amortization of
Prior service cost	(539)	(516)	(1,617)	(1,548)
Actuarial loss	—	20	—	60

Net periodic benefit cost	$321	$489	$963	$1,467

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

Pursuant to a consent decree filed in the U.S. District Court for the Eastern District of Wisconsin on April 12, 2006, NCR and Sonoco agreed to fund a defined remedial project in the fourth segment of the Lower Fox River at an estimated cost of $30 million. Appleton expects it will contribute to NCR’s portion of this remedial project, consistent with a 1998 interim settlement agreement and a 2006 arbitration determination between Appleton and NCR.

Appleton entered into a consent decree in 2001 with NCR, the Wisconsin Department of Natural Resources (“DNR”), the Wisconsin Department of Justice, the United States Environmental Protection Agency (“EPA”), the U.S. Fish and Wildlife Service (“FWS”), the U.S. Department of Justice, the National Oceanic and Atmospheric Administration, and the Oneida and Menomonee Indian Tribes, which are collectively referred to as the intergovernmental partners, or IGP. Pursuant to the 2001 consent decree, which expired in 2005, Appleton and NCR collectively paid $41.5 million for interim restoration and remediation efforts directed by the IGP. Under the consent decree, the IGP agreed not to sue or take administrative action against Appleton and NCR during the four-year period. In January 2006, Appleton and NCR entered into a modified and partially extended consent decree with the IGP. Pursuant to the 2006 consent decree, Appleton and NCR agreed to collectively provide up to $5 million over a period of one year for interim restoration efforts directed by the IGP. In addition, Appleton and NCR agreed to collectively provide up to $1 million toward the preparation of a Restoration Progress Report analyzing the progress toward the restoration goals related to the Lower Fox River. Under the 2006 consent decree, the IGP agreed not to sue or take administrative action against Appleton or NCR during the one-year period.

Neither the 2001 consent decree nor the 2006 consent decree constitutes a final settlement with the IGP or provides protection against future claims against Appleton and NCR. However, Appleton and NCR will receive full credit against remediation costs and natural resource damage (“NRD”) claims for all monies expended under the consent decrees.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A study performed by the FWS in 2000 provided a preliminary estimate of the amount of PCBs discharged into the Lower Fox River by each potentially responsible party (“PRP”) and concluded that the discharges from the Appleton plant and the Combined Locks paper mill (which is now owned by an affiliate of Arjo Wiggins Appleton Limited (“AWA”)) represented a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates have not been finalized by the FWS, may be revised and will not be binding on the PRPs. The final allocation of liability among the PRPs will be determined by negotiation, litigation or other dispute resolution processes. Based on historical and technical analyses performed by environmental engineers Appleton has engaged, Appleton believes that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total discharged by all the PRPs. A portion of Appleton’s potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay their respective share(s) of the potential liability, Appleton could be responsible for a portion of their share(s). Based on a review of publicly available financial information about the other PRPs, Appleton believes that the other PRPs will be required, and have adequate financial resources, to pay their share of the remediation and natural resource damage claims for the Lower Fox River.

A precise estimate of Appleton’s ultimate share of remediation and NRD liability cannot be made at this time due to uncertainties with respect to: the scope and cost of implementing the final remediation plan; the scope of restoration and final valuation of NRD assessments; the evolving nature of remediation and restoration technologies and governmental policies; and Appleton’s share of liability relative to the other PRPs. However, the issuance of the Records of Decision (“RODs”), and the beginning of remediation activities, provides Appleton the ability to reasonably estimate its potential liability. Accordingly, Appleton has recorded a reserve for this environmental liability. At December 31, 2005 this reserve approximated $96.0 million. During the first nine months of 2006, $6.6 million of payments were made against this reserve and, as a result, $89.4 million is remaining in the reserve as of October 1, 2006; $13.7 million is recorded in other accrued liabilities and $75.7 million is recorded as a long-term environmental liability.

In November 2006, the EPA issued a proposal, referred to as the Optimized Remedy, to modify the current cleanup plan for certain sections of the Fox River as set forth in the RODs. If and when a final Optimized Remedy is issued, Appleton will re-evaluate its estimate of potential liability and adjust the estimate, if necessary.

As part of the November 9, 2001 acquisition, AWA agreed to indemnify Appleton for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River. At December 31, 2005, the total indemnification receivable from AWA was $71.0 million. During the first nine months of 2006, $6.6 million of indemnification payments were received from AWA and, as a result, $64.4 million is remaining as the indemnification receivable; $13.7 million is recorded as other current assets and $50.7 million is recorded as environmental indemnification receivable. The $25.0 million difference between the reserve and the indemnification receivable represents the share of Lower Fox River costs for which Appleton is responsible.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the indemnification receivable/environmental liability is provided below (dollars in thousands):

	Environmental Indemnification Receivable	Environmental Liability
Establishment of reserve for 2001 IGP consent decree	$—	$(19,209)
Accretion of Lower Fox River environmental liability	—	(747)
Fair market valuation of AWA indemnification receivable and the Lower Fox River liability as of the November 9, 2001 acquisition date	20,380	(424)

Balance, December 29, 2001	20,380	(20,380)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the first ROD on January 7, 2003	66,146	(66,146)
Establishment of reserve for Appleton’s portion of the Lower Fox River environmental liability in accordance with the Fox River Indemnification agreement	—	(21,017)
Payments made for indemnification receivable/environmental liability	(14,077)	14,077
Accretion of Lower Fox River indemnification receivable/environmental liability	1,052	(1,052)

Balance, December 28, 2002	73,501	(94,518)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the second ROD on July 28, 2003	15,581	(15,581)
Payments made for indemnification receivable/environmental liability	(6,867)	6,867
Accretion of Lower Fox River indemnification receivable/environmental liability	4,582	(5,864)

Balance, January 3, 2004	86,797	(109,096)
Payments made for indemnification receivable/environmental liability	(14,522)	14,522
Accretion of Lower Fox River indemnification receivable/environmental liability	5,523	(6,854)

Balance, January 1, 2005	77,798	(101,428)
Payments made for indemnification receivable/environmental liability	(11,832)	11,832
Accretion of Lower Fox River indemnification receivable/environmental liability	5,046	(6,416)

Balance, December 31, 2005	71,012	(96,012)
Payments made for indemnification receivable/environmental liability	(6,573)	6,573

Balance, October 1, 2006	$64,439	$(89,439)

Appleton used the estimates described below, including the government agency estimates, in evaluating its total Lower Fox River environmental liability and establishing its environmental liability reserves: (1) total costs for remediation of $480 million, based on the DNR’s estimate of $400 million in total costs for remediation, plus a 20% contingency; (2) the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than Appleton’s estimate (Appleton assumes that Appleton and NCR are primarily responsible for only the discharges from the Appleton and Combined Locks facilities and not for discharges from other sources as alleged by other PRPs); (3) costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less based on the IGP’s settlement of other NRD claims; (4) Appleton’s responsibility for over half of the claims asserted against Appleton and NCR, based on the interim settlement agreement with NCR and the arbitration determination; and (5) $20 million in fees and expenses. Because of the numerous uncertainties underlying these estimates, it is possible that Appleton’s share of costs could be higher.

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

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, Appleton believes that it could be necessary to undertake remedial action in the future, although Appleton is currently under no obligation to do so. Appleton has not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. Remedial action to address PCB contamination in the area of the wastewater impoundments could involve construction of a cap to prevent exposure to PCBs. In addition, remedial action could involve long-term monitoring of groundwater or the construction and operation of a groundwater pump-and-treat system to prevent migration of PCB contamination in groundwater, and/or the removal and disposal of PCB-contaminated sediment in the Great Miami River. The cost for remedial action–including installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River–was estimated in 2001 to range up to approximately $10.5 million, with approximately $3 million in short-term costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill property, the Great Miami River remediation and Appleton’s share of these remediation costs, if any, no provision has been recorded in the accompanying financial statements for estimated remediation costs. In conjunction with the November 9, 2001 acquisition, and as limited by the terms of the purchase agreement, AWA agreed to indemnify the Company for 50% of all environmental liabilities at the West Carrollton mill up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owners and operators of the West Carrollton mill may be liable for all or part of the cost of remediation of historic PCB contamination.

In addition, in April 2005, eleven local residents who allegedly live (or have lived) near the wastewater treatment plant of the mill and two former mill employees (and one of their spouses) filed lawsuits in Montgomery County, Ohio court, alleging that Appleton released and continues to release hazardous substances from the mill, including PCBs, dioxins and fluorochemicals, which allegedly caused injury to the plaintiffs and/or damage to their property. The lawsuits were removed to the United States District Court for the Southern District of Ohio. The local resident plaintiffs had requested that the court certify the matter as a class action. The plaintiffs were seeking compensatory and punitive damages, remediation and other relief. The lawsuit commenced by the two former mill employees has been dismissed without prejudice. The lawsuit commenced by the local resident plaintiffs has been resolved.

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

During the first nine months of 2006, the Company recorded a nonrecurring gain of approximately $2.0 million in selling, general and administrative expenses for favorable insurance settlements related to litigation matters.

Other than the Lower Fox River matter described in Note 16 to the consolidated financial statements in the annual report on Form 10-K for the year ended December 31, 2005, and unless the Company’s expectations regarding defending product or other liability matters prove to be wrong, Appleton does not believe that any pending or threatened demands, claims, suits or other legal proceedings will have, individually or in the aggregate, a materially adverse effect on its financial position, results of operations or cash flows.

13. EMPLOYEE STOCK OWNERSHIP PLAN

Appleton’s matching contributions charged to expense amounted to $1.7 million and $2.0 million for the three months ended October 1, 2006 and October 2, 2005, respectively. Appleton’s matching contributions charged to expense for the nine months ended October 1, 2006 and October 2, 2005 were $5.3 million and $6.1 million, respectively. The third quarter 2006 matching contribution of $1.7 million will be made to the Company Stock Fund upon receipt of the corresponding employee deferrals to be received from the employee stock ownership plan (“ESOP”) trustee at the end of the fourth quarter 2006. As a result of hardship withdrawals, legal and elective diversifications and employee terminations, 587,764 shares of PDC redeemable common stock were repurchased during the first nine months of 2006 at an aggregate price of $17.5 million. Of this amount, legal diversification payments totaled $10.0 million, elective diversifications totaled $1.6 million and distribution payments to former employee participants totaled $5.9 million. During the same period, the ESOP trustee purchased 156,156 shares of PDC redeemable common stock for an aggregate price of $4.5 million from pre-tax deferrals, rollovers and loan payments made by employees during the first nine months of 2006, while Appleton’s matching deferrals over this same period resulted in an additional 122,558 shares of redeemable common stock being issued.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of October 1, 2006. The Company accreted the redeemable common stock by $5.9 million and $13.5 million for the three and nine months ended October 1, 2006, respectively. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $380 million was determined. The redeemable common stock recorded book value as of October 1, 2006 was $189 million, which leaves a remaining unrecognized liability to be accreted of approximately $191 million.

14. LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	October 1, 2006	December 31, 2005
Senior secured variable rate notes payable at LIBOR plus 2.25%, $514 due quarterly with $97,181 due March 31, 2010 and $97,181 due June 11, 2010	$201,048	$231,309
Revolving line of credit at LIBOR plus 2.5%	—	2,000
Revolving line of credit at UK bank base rate plus 2.5%	923	—

	201,971	233,309
Less obligations due within one year	(2,057)	(7,941)

	199,914	225,368
Unsecured variable rate industrial development bonds, 3.6% average interest rate at October 1, 2006, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
Senior notes payable at 8.125%, due June 15, 2011	171,900	172,000
Senior subordinated notes payable at 9.75%, due June 15, 2014	150,000	150,000
Senior subordinated notes payable at 12.5%, due December 15, 2008	7,000	7,000

During the third quarter of 2006, Appleton made a voluntary debt repayment of $8.0 million, plus interest, and a mandatory debt repayment of $0.5 million, plus interest, on its senior credit facility. Also during the quarter, the Company borrowed $11.9 million against its revolving lines of credit. This was in addition to the $8.4 million outstanding revolving credit balance at the end of second quarter 2006. By the end of the third quarter, $19.4 million of these revolving lines of credit balances had been repaid. Also, during the third quarter of 2006, Appleton purchased $0.1 million, plus interest, of the 8.125% senior notes payable due June 15, 2011. These notes were purchased at a 0.25% discount.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the first nine months of 2006, Appleton made voluntary debt repayments of $23.0 million, plus interest, and mandatory debt repayments of $7.3 million, plus interest, on its senior credit facility. These mandatory debt repayments included a $5.6 million excess cash flow payment. During this same period, the Company borrowed $24.4 million against its revolving lines of credit. This was in addition to the $2.0 million outstanding revolving credit balance at December 31, 2005. By the end of the third quarter, $25.5 million of these revolving lines of credit balances had been repaid.

During the second quarter of 2006, Appleton successfully completed a consent solicitation to amend certain provisions of the indentures governing its 8.125% senior notes and 9.75% senior subordinated notes to, among other things, modify the restricted payments covenants of the indentures, allow changes to the documentation for the ESOP that are not reasonably likely to result in a material adverse change to Appleton and provide for additional interest on the 8.125% senior notes and 9.75% senior subordinated notes in certain circumstances pertaining to ESOP-related payments. As a result, Appleton was able to make in the second quarter of 2006, and expects to continue to make, required ESOP stock distributions without violating the covenant limitations of the indentures governing the 8.125% senior notes and the 9.75% senior subordinated notes. In consideration for the consent, Appleton paid to the consenting noteholders a consent fee of $25.00 for each $1,000 principal amount of 8.125% senior notes and 9.75% senior subordinated notes, resulting in an $8.0 million payment. This amount was capitalized as debt issuance costs and will be amortized over the remaining life of the bonds. An additional $1.3 million was incurred in bank and legal fees and has been expensed in the Company’s statement of operations for the nine months ended October 1, 2006.

Effective March 21, 2006, Appleton fixed the interest rate, at 7.16%, on $100.0 million of its variable rate notes with a three-year interest rate swap contract.

At October 1, 2006, there was approximately $107.2 million of unused borrowing capacity under the $125 million revolving credit facility for working capital and other corporate purposes. Approximately $17.8 million of the revolving credit facility was used to support outstanding letters of credit. A commitment fee of 0.5% per annum is assessed on the unused borrowing capacity.

15. SEGMENT INFORMATION

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Appleton does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization, as determined by Appleton for its reportable segments, are as follows (dollars in thousands):

	For the Three Months Ended October 1, 2006	For the Three Months Ended October 2, 2005	For the Nine Months Ended October 1, 2006	For the Nine Months Ended October 2, 2005
Net sales
Technical Papers
Coated solutions	$145,841	$151,062	$436,025	$455,411
Thermal papers	65,092	53,436	195,676	160,371
Security papers	7,498	5,952	21,576	18,568

Total Technical Papers	218,431	210,450	653,277	634,350
Secure and specialized print services	25,443	27,367	72,439	71,581
Performance packaging	28,353	24,679	84,423	71,575

Total	$272,227	$262,496	$810,139	$777,506

Operating income (loss)
Technical Papers
Coated solutions	$14,818	$16,934	$42,737	$44,523
Thermal papers	3,653	1,532	9,726	4,221
Security papers	430	(61)	1,187	(1,468)

Total Technical Papers	18,901	18,405	53,650	47,276
Secure and specialized print services	(187)	(1,017)	(408)	(3,462)
Performance packaging	2,707	1,416	6,828	3,368
Unallocated corporate charges and business development costs	(4,145)	(4,053)	(12,610)	(13,904)

Total	$17,276	$14,751	$47,460	$33,278

Depreciation and amortization
Technical Papers
Coated solutions	$11,425	$11,972	$34,390	$36,738
Thermal papers	3,617	3,619	11,069	11,384
Security papers	709	633	2,102	1,987

Total Technical Papers	15,751	16,224	47,561	50,109
Secure and specialized print services	1,654	1,660	4,829	5,147
Performance packaging	1,344	1,517	4,254	4,588
Business development costs	99	107	298	332

Total	$18,848	$19,508	$56,942	$60,176

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During third quarter 2006, the Company recorded restructuring costs within its reportable segments as follows: $0.5 million in secure and specialized print services and $0.9 million in unallocated corporate charges and business development costs. During third quarter 2005, the Company recorded restructuring costs within its reportable segments as follows: $0.2 million in coated solutions, $2.4 in secure and specialized print services and $1.1 million in unallocated corporate charges and business development costs.

During the first three quarters of 2006, the Company recorded restructuring costs within its reportable segments as follows: $0.3 million in coated solutions, $0.1 million in thermal papers, $0.1 million in security papers, $0.2 million in performance packaging, $0.5 million in secure and specialized print services and $0.9 million in unallocated corporate charges and business development costs. During the first three quarters of 2005, the Company recorded restructuring costs within its reportable segments as follows: $2.9 million in coated solutions, $0.3 million in thermal papers, $0.2 million in security papers, $2.4 million in secure and specialized print services and $2.2 million in unallocated corporate charges and business development costs.

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

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a wholly-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of October 1, 2006 and December 31, 2005 and for the three and nine months ended October 1, 2006 and October 2, 2005. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

OCTOBER 1, 2006

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$15,891	$985	$2,880	$—	$19,756
Accounts receivable, net	—	105,372	22,213	7,086	—	134,671
Inventories	—	107,455	34,110	1,417	—	142,982
Other current assets	13,700	8,208	1,961	100	—	23,969

Total current assets	13,700	236,926	59,269	11,483	—	321,378
Property, plant and equipment, net	—	367,249	62,182	26	—	429,457
Investment in subsidiaries	300,364	166,587	—	—	(466,951)	—
Other assets	50,751	90,368	114,529	45	—	255,693

Total assets	$364,815	$861,130	$235,980	$11,554	$(466,951)	$1,006,528

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$2,057	$—	$—	$—	$2,057
Accounts payable	—	49,773	16,683	126	—	66,582
Due to (from) parent and affiliated companies	259,331	(292,989)	35,832	(2,174)	—	—
Other accrued liabilities	—	82,676	12,243	2,018	—	96,937

Total current liabilities	259,331	(158,483)	64,758	(30)	—	165,576
Long-term debt	—	536,541	923	—	—	537,464
Capital lease obligation	—	2,107	—	—	—	2,107
Other long-term liabilities	—	180,601	14,984	312	—	195,897
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	105,484	300,364	155,315	11,272	(466,951)	105,484

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$364,815	$861,130	$235,980	$11,554	$(466,951)	$1,006,528

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$11,144	$4,834	$2,444	$—	$18,422
Accounts receivable, net	—	85,939	30,923	7,106	—	123,968
Inventories	—	113,346	26,953	2,293	—	142,592
Other current assets	13,700	5,392	1,858	66	—	21,016

Total current assets	13,700	215,821	64,568	11,909	—	305,998
Property, plant and equipment, net	—	398,407	61,917	33	—	460,357
Investment in subsidiaries	275,366	159,473	—	—	(434,839)	—
Other assets	57,324	89,177	112,035	43	—	258,579

Total assets	$346,390	$862,878	$238,520	$11,985	$(434,839)	$1,024,934

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$7,941	$—	$—	$—	$7,941
Accounts payable	—	41,664	19,458	28	—	61,150
Due to (from) parent and affiliated companies	248,934	(287,422)	39,077	(589)	—	—
Other accrued liabilities	—	74,522	15,061	1,515	—	91,098

Total current liabilities	248,934	(163,295)	73,596	954	—	160,189
Long-term debt	—	563,018	—	—	—	563,018
Capital lease obligation	—	2,510	—	—	—	2,510
Other long-term liabilities	—	185,279	16,070	412	—	201,761
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	97,456	275,366	148,854	10,619	(434,839)	97,456

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$346,390	$862,878	$238,520	$11,985	$(434,839)	$1,024,934

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED OCTOBER 1, 2006

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$653,385	$156,284	$49,068	$(48,598)	$810,139
Cost of sales	—	489,346	120,028	46,717	(49,168)	606,923

Gross profit	—	164,039	36,256	2,351	570	203,216
Selling, general and administrative expenses	—	122,893	28,773	2,002	—	153,668
Restructuring and other charges	—	1,486	602	—	—	2,088

Operating income	—	39,660	6,881	349	570	47,460
Interest expense	7,499	37,070	2,436	—	(9,799)	37,206
Interest income	—	(10,379)	(6)	(47)	9,799	(633)
Income in equity investments	(19,321)	(5,984)	—	—	25,305	—
Other (income) expense	—	(536)	163	(257)	349	(281)

Income before income taxes	11,822	19,489	4,288	653	(25,084)	11,168
Provision (benefit) for income taxes	—	168	(822)	—	—	(654)

Net income	$11,822	$19,321	$5,110	$653	$(25,084)	$11,822

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 1, 2006

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$217,038	$53,696	$17,106	$(15,613)	$272,227
Cost of sales	—	161,442	40,856	15,850	(15,969)	202,179

Gross profit	—	55,596	12,840	1,256	356	70,048
Selling, general and administrative expenses	—	41,116	9,605	649	—	51,370
Restructuring and other charges	—	893	509	—	—	1,402

Operating income	—	13,587	2,726	607	356	17,276
Interest expense	2,568	12,536	915	—	(3,397)	12,622
Interest income	—	(3,557)	—	(17)	3,397	(177)
Income in equity investments	(7,614)	(2,904)	—	—	10,518	—
Other (income) expense	—	(191)	63	1	150	23

Income before income taxes	5,046	7,703	1,748	623	(10,312)	4,808
Provision (benefit) for income taxes	—	89	(327)	—	—	(238)

Net income	$5,046	$7,614	$2,075	$623	$(10,312)	$5,046

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 1, 2006

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$11,822	$19,321	$5,110	$653	$(25,084)	$11,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	47,954	8,981	7	—	56,942
Other	—	7,932	47	(257)	—	7,722
Change in assets and liabilities, net	(9,165)	(7,789)	(11,444)	1,618	25,084	(1,696)

Net cash provided by operating activities	2,657	67,418	2,694	2,021	—	74,790
Cash flows from investing activities:
Proceeds from sale of equipment	—	6	788	—	—	794
Additions to property, plant and equipment	—	(12,498)	(5,212)	—	—	(17,710)

Net cash used by investing activities	—	(12,492)	(4,424)	—	—	(16,916)
Cash flows from financing activities:
Payments of long-term debt	—	(30,361)	—	—	—	(30,361)
Bond consent costs	—	(7,994)	—	—	—	(7,994)
Payments relating to capital lease obligation	—	(548)	—	—	—	(548)
Proceeds from revolving lines of credit	—	20,000	4,368	—	—	24,368
Payments of revolving lines of credit	—	(22,000)	(3,535)	—	—	(25,535)
Due to parent and affiliated companies, net	10,397	(5,567)	(3,245)	(1,585)	—	—
Proceeds from issuance of redeemable common stock	4,460	—	—	—	—	4,460
Payments to redeem common stock	(17,514)	—	—	—	—	(17,514)
Decrease in cash overdraft	—	(3,709)	—	—	—	(3,709)

Net cash used by financing activities	(2,657)	(50,179)	(2,412)	(1,585)	—	(56,833)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	293	—	—	293
Change in cash and cash equivalents	—	4,747	(3,849)	436	—	1,334
Cash and cash equivalents at beginning of period	—	11,144	4,834	2,444	—	18,422

Cash and cash equivalents at end of period	$—	$15,891	$985	$2,880	$—	$19,756

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 2, 2005

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(2,342)	$5,282	$16,253	$1,189	$(22,724)	$(2,342)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	—	47,353	12,809	14	—	60,176
Other	—	10,253	483	(321)	—	10,415
Change in assets and liabilities, net	(5,784)	(27,085)	5,007	(998)	22,724	(6,136)

Net cash (used) provided by operating activities	(8,126)	35,803	34,552	(116)	—	62,113
Cash flows from investing activities:
Proceeds from sale of equipment	—	28	—	—	—	28
Acquisition of business	—	(68,832)	—	—	—	(68,832)
Additions to property, plant and equipment	—	(20,658)	(5,068)	—	—	(25,726)

Net cash used by investing activities	—	(89,462)	(5,068)	—	—	(94,530)
Cash flows from financing activities:
Payments of long-term debt	—	(24,854)	—	—	—	(24,854)
Payments relating to capital lease obligation	—	(503)	—	—	—	(503)
Proceeds from revolving line of credit	—	64,000	—	—	—	64,000
Payments of revolving line of credit	—	(64,000)	—	—	—	(64,000)
Due to parent and affiliated companies, net	3,563	33,625	(35,986)	(1,202)	—	—
Proceeds from issuance of redeemable common stock	9,858	—	—	—	—	9,858
Payments to redeem common stock	(5,295)	—	—	—	—	(5,295)
Increase in cash overdraft	—	9,372	—	—	—	9,372

Net cash provided (used) by financing activities	8,126	17,640	(35,986)	(1,202)	—	(11,422)
Effect of foreign exchange rate changes on cash and cash equivalents	—	35	—	—	—	35
Change in cash and cash equivalents	—	(35,984)	(6,502)	(1,318)	—	(43,804)
Cash and cash equivalents at beginning of period	—	55,892	9,293	4,753	—	69,938

Cash and cash equivalents at end of period	$—	$19,908	$2,791	$3,435	$—	$26,134

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless stated to the contrary or the context requires otherwise, all references to “Paperweight Development,” “we,” “us,” or “our” refer to Paperweight Development Corp. and its subsidiaries and predecessors. Appleton Papers Inc. is a wholly-owned subsidiary of Paperweight Development, which we refer to as “Appleton” in this report.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of Paperweight Development and its consolidated subsidiaries, including Appleton, for the fiscal quarter ended October 1, 2006. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Reference should also be made to the Annual Report on Form 10-K for the year ended December 31, 2005, the consolidated financial statements and related notes included therein.

Overview

Net sales for the third quarter of fiscal 2006 totaled $272.2 million, compared to $262.5 million for the third quarter of 2005, an increase of 3.7%. Net sales increased from the prior year period in three of our five reportable segments: thermal papers, security papers and performance packaging. The net sales gains reported by these three segments were primarily due to increased shipment volumes and improved pricing. The coated solutions segment experienced a decline in net sales from third quarter 2005 levels, primarily due to a decrease in shipment volumes in the U.S. and Canadian market channels. The secure and specialized print services segment also experienced a decline in net sales from the third quarter of 2005, primarily due to BemroseBooth’s exit from the catalog printing and binding business at the end of fiscal 2005 and lower sales volumes in its promotional products business.

We reported net income of $5.0 million for the third quarter of fiscal 2006 versus $2.9 million in the third quarter of 2005. Key factors creating this improvement in net income include higher net sales and the resultant increase in gross profit in three of the five reportable segments along with a reduction in restructuring charges. Four of our five reportable segments reported an increase in operating income (or a reduction in operating loss, in the case of secure and specialized print services) in the third quarter of fiscal 2006 when compared to the third quarter of fiscal 2005, with only the coated solutions segment reporting a decline.

Consent Solicitation. During the second quarter of fiscal 2006, we successfully completed a consent solicitation to amend certain provisions of the indentures governing our 8.125% senior notes due 2011 and 9.75% senior subordinated notes due 2014 to, among other things, modify the restricted payments covenants of the indentures, allow changes to the documentation for the ESOP that are not reasonably likely to result in a material adverse change to Appleton, and provide for additional interest on the 8.125% senior notes and 9.75% senior subordinated notes in certain circumstances pertaining to ESOP-related payments. As a result, we were able to make in the second quarter of 2006, and expect to continue to make, required ESOP distributions without violating the covenant limitations of the indentures governing the 8.125% senior notes and 9.75% senior subordinated notes. In consideration for the consent, we paid to the consenting noteholders a consent fee of $25.00 for each $1,000 principal amount of 8.125% senior notes and 9.75% senior subordinated notes, resulting in an approximately $8.0 million payment. This amount was capitalized as debt issuance costs and will be amortized over the remaining life of the notes. An additional $1.3 million was incurred in bank and legal fees, which have been expensed in our statement of operations for the nine-month period ending October 1, 2006.

Recent Acquisitions. On January 11, 2005, we acquired substantially all of the assets of New England Extrusion, Inc. (“New England Extrusion”), a privately-held company with its headquarters and a production facility in Turners Falls, Massachusetts, and an additional production facility in Milton, Wisconsin. The purchase price for this acquisition, net of cash acquired, approximated $68.8 million, including the assumption of certain liabilities. New England Extrusion specializes in the manufacture of single and multilayer polyethylene films for packaging applications and sells its high performance films to converters and select end users in the United States and Canada who laminate, print, coat or convert films for flexible packaging applications involving food, personal care, medical and industrial products. The financial results for New England Extrusion have been included in our consolidated financial statements from the date of acquisition.

Restructuring and Other Charges. In fiscal 2005, we recorded a $10.6 million charge for the restructuring of our U.S. business operations and our U.K. subsidiary, BemroseBooth Limited (“BemroseBooth”). During fiscal 2005, we eliminated 94 positions as a result of restructuring our U.S. business. BemroseBooth announced in the third quarter of fiscal 2005 its exit from the traditional printing and binding portions of its information products business and, by the end of fiscal 2005, eliminated 54 positions. Separately, BemroseBooth also announced an organizational restructuring to increase market focus, centralize its operating structure and position BemroseBooth to pursue growth in print services. Through the first nine months of 2006, we reduced salaried employment in the U.S. by an additional 13 positions and recognized a total of $1.2 million in severance costs and $0.9 million in restructuring charges related to distribution center exit costs. See Notes 3 and 4 of Notes to Condensed Consolidated Financial Statements for further information on annual goodwill and intangible asset impairment tests and the effects of restructuring activities.

Comparison of Results of Operations for the Three-Month Periods Ended October 1, 2006 and October 2, 2005

Net Sales. Net sales for the three months ended October 1, 2006 were $272.2 million, an increase of $9.7 million, or 3.7%, compared to the prior year period.

•	Coated solutions segment net sales totaled $145.8 million for the third quarter of fiscal 2006, a decrease of approximately $5.2 million, or 3.5%, from prior year levels. Carbonless shipment volumes declined from the third quarter of fiscal 2005 in the U.S. and Canadian market channels, due to the continued decline in demand for carbonless products, more than offsetting volume growth in international markets. Increased prices and product and channel mix factors combined to somewhat mitigate the volume decrease versus third quarter 2005 shipment levels.

•	Thermal papers segment net sales during the third quarter of 2006 were $65.1 million, an increase of $11.7 million, or 21.8%, compared to the prior year period, primarily due to a 26.9% increase in shipment volumes, with volume growth experienced across all major grade lines. Thermal papers segment net sales for the third quarter of fiscal 2006 also reflect price increases implemented in the first quarter of 2006 on certain product lines, though the impact of the price increases was more than offset by changes in product and market channel mix.

•	Security papers segment net sales were $7.5 million in the third quarter of fiscal 2006, an increase of $1.5 million, or 26.0%, from the third quarter of 2005. Security papers shipment volumes increased over the prior year period by 19.2% and were driven primarily by new or expanded product offerings to existing and new customers. Increased prices also contributed to the net sales increase versus the third quarter of 2005.

•	Secure and specialized print services segment net sales, represented by BemroseBooth, were $25.4 million for the third quarter of fiscal 2006, decreasing by $1.9 million, or 7.0%, from 2005 third quarter levels due to BemroseBooth’s exit from the catalog printing and binding business at the end of fiscal 2005 and decreased sales volumes in its promotional products business.

•	Performance packaging segment net sales totaled $28.4 million in the third quarter of fiscal 2006, increasing $3.7 million, or 14.9%, over the third quarter of 2005 due to increased prices and increased shipment volumes.

Gross Profit. Gross profit was $70.0 million for the third quarter of fiscal 2006, an increase of $1.2 million, or 1.8%, compared to the prior year period. The increase was primarily due to increased profitability in the thermal papers segment, although the security papers and performance packaging segments both reported an improvement in gross profit compared to the third quarter of fiscal 2005.

•	Coated solutions segment gross profit decreased by $1.6 million compared to 2005 third quarter results reflecting the lower shipment volumes for the third quarter of fiscal 2006 as compared to the third quarter of 2005.

•	The thermal papers segment gross profit increased $2.8 million in the third quarter of 2006 as compared to the third quarter of 2005, primarily due to increased sales volumes, pricing and manufacturing efficiencies.

•	Gross profit in the security papers segment increased by $0.4 million for the third quarter of fiscal 2006 due to increased sales volumes, improved pricing and manufacturing efficiencies.

•	In the secure and specialized print services segment, gross profit decreased by $1.7 million due to decreased net sales and some shift in the product mix toward lower-margin products.

•	Gross profit in the performance packaging segment increased by $1.1 million over the third quarter of fiscal 2005, primarily due to higher net sales and improved operating efficiencies, partially offset by increased raw material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (which includes distribution costs) for the third quarter of fiscal 2006 were $51.4 million, an increase of $1.0 million, or 1.9%, in comparison to the prior year period. Increases in bonus accruals tied to business performance improvements were a significant factor in this increase from third quarter 2005 levels. Distribution costs for the third quarter of fiscal 2006 increased by $1.6 million, or 9.4%, compared to the third quarter of 2005, due to an overall increase in shipment volumes, increased freight rates and higher carbonless and thermal paper shipments to international markets. Partially offsetting the increases in certain headquarters expenses and distribution costs were reductions in salaries due to the benefits of prior restructurings.

Restructuring and Other Charges. Restructuring charges for the third quarter of fiscal 2006 totaled $1.4 million, a decrease of $2.3 million from third quarter 2005 levels. During the third quarter of fiscal 2006, we recognized employee termination costs of $0.5 million and distribution center exit costs of $0.9 million. In the comparable 2005 period restructuring charges totaled $3.7 million, all of which represented employment termination costs. Of this amount, $1.3 million related to U.S. restructuring activities and $2.4 million related to BemroseBooth’s recognition of severance costs associated with its announced exit from certain portions of its information products business and the resultant reduction of 54 positions by the end of fiscal 2005.

Operating Income. Operating income for the third quarter of fiscal 2006 was $17.3 million, an increase of $2.5 million, or 17.1%, compared to the prior year period. Operating income as a percentage of net sales for the third quarter of fiscal 2006 was 6.3% as compared to 5.6% of net sales for the third quarter of 2005. Changes in gross profit, described above, account for much of the change in operating income. Additional factors are discussed below.

•	Coated solutions segment operating income for the third quarter of fiscal 2006 decreased $2.1 million compared to the prior year period. The decline in gross profit and an increase in selling, general and administrative expenses were partially offset by reduced restructuring charges.

•	The secure and specialized print services segment reported an operating loss of $0.2 million for the third quarter of fiscal 2006, a $0.8 million improvement from the $1.0 million operating loss in the third quarter of 2005, which came about as a result of various cost reduction initiatives and reduced restructuring charges.

Interest Expense. Interest expense for the third quarter of fiscal 2006 was $12.6 million, a decrease of $0.1 million compared to the prior year period. The major components of interest expense are detailed in the table below. The most notable change in comparing the third quarters of fiscal 2006 and 2005 is the cessation of the accretion of our Fox River liability, since, as of the end of fiscal 2005, it had accreted to $25.0 million, which represents our share of the liability under the terms of our agreement with Arjo Wiggins Appleton Limited. (Refer to Note 16 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further information on the Fox River liability.) Interest expense on term loans has increased by $0.5 million from the third quarter of fiscal 2005 to the third quarter of 2006, despite a $30.8 million reduction in term loans outstanding over this period. LIBOR rates have increased since the end of the third quarter of 2005, more than offsetting the benefits of reductions in the outstanding balances and the $100 million fixed-rate interest swap contract entered into as of March 21, 2006. Interest expense on the senior notes has decreased by $0.3 million from third quarter 2005 levels, a result of repurchasing $5.1 million of the senior notes since the end of the third quarter of fiscal 2005.

Interest Expense

	Third Fiscal Quarter
	2006	2005
	(dollars in millions)
Interest expense—term loans	$3.9	$3.4
Interest expense—senior notes	3.5	3.8
Interest expense—senior subordinated notes	3.9	3.9
Interest expense—deferred debt expense	0.7	0.6
Interest expense—Fox River accretion	—	0.4
Interest expense—other	0.6	0.6

Total interest expense	$12.6	$12.7

Benefit for Income Taxes. For the third quarter of fiscal 2006, we recorded an income tax benefit of $0.2 million, which included a $0.3 million tax benefit recorded by BemroseBooth, based on its net operating loss for the quarter, and a $0.1 million provision for state and Canadian income taxes for our other businesses. A net income tax benefit of $0.6 million was recognized in the third quarter of fiscal 2005, virtually all of which was attributable to the net operating loss position of BemroseBooth through the first three quarters of 2005.

BemroseBooth accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance, which could be material in the period recorded, is provided against deferred tax assets in those circumstances where it is more likely than not that some or all of the deferred tax asset may not be realized.

Net Income (Loss). Net income of $5.0 million was recorded for the third quarter of fiscal 2006 versus net income of $2.9 million for the third quarter of fiscal 2005. An increase in gross profit and a reduction in restructuring charges were the major factors in this improvement.

Comparison of Results of Operations for the Nine-Month Periods Ended October 1, 2006 and October 2, 2005

Net Sales. Net sales for the nine months ended October 1, 2006 were $810.1 million, an increase of $32.6 million, or 4.2%, compared to the first nine months of fiscal 2005.

•	Coated solutions segment net sales were $436.0 million, a decrease of $19.4 million, or 4.3%, compared to the prior year period. Total carbonless shipment volumes decreased from the first nine months of fiscal 2005, despite growth in international markets. Additionally, approximately $3.8 million of the net sales decrease is attributable to our decision, in the second half of 2005, to discontinue the production and sale of our line of inkjet papers. These declines were partially offset by higher selling prices and favorable product mix factors.

•	Thermal papers segment net sales for the first nine months of fiscal 2006 were $195.7 million, an increase of $35.3 million, or 22.0%, compared to the prior year period, primarily due to an increase in shipment volumes across all market channels and major grade lines. The thermal papers net sales figures also reflect the benefits of price increases implemented in the first quarter of 2006 on certain product lines, though the impact of the price increases was more than offset by changes in product and market channel mix.

•	Net sales in our security papers segment for the first nine months of fiscal 2006 totaled $21.6 million, an increase of $3.0 million, or 16.2%, over the comparable 2005 period, which is attributable to an increase in shipment volumes, increased prices and improved product mix versus the prior year period. New or expanded product offerings to existing and new customers were key factors in the volume increase.

•	Secure and specialized print services segment net sales for the first nine months of fiscal 2006 amounted to $72.4 million, increasing $0.9 million, or 1.2%, over the comparable 2005 period. Most of this increase is a result of new business in several product lines.

•	Performance packaging segment net sales totaled $84.4 million, an increase of $12.8 million, or 18.0%, for the first nine months of fiscal 2006 versus the comparable 2005 period. This was primarily a result of increased prices and higher shipment volumes.

Gross Profit. Gross profit was $203.2 million for the nine months ended October 1, 2006, an increase of $6.9 million, or 3.5%, compared to the prior year period.

•	Coated solutions segment gross profit decreased by $5.5 million from the first nine months of 2005, primarily due to the carbonless volume declines. Although raw material and utility cost increases placed pressure on margins, their effects were completely offset by higher selling prices, manufacturing efficiencies and cost reduction efforts.

•	Thermal papers segment gross profit increased by $7.8 million in comparison to the first nine months of 2005 as a result of the increased shipment volumes, improved pricing and better operating efficiencies, which helped offset raw material and utility cost increases.

•	Security papers segment gross profit for the first nine months of fiscal 2006 increased by $2.4 million versus the first nine months of 2005, primarily due to increased shipment volumes, improved pricing and product mix and operating efficiencies.

•	Gross profit for the secure and specialized print services segment decreased by $1.1 million from the first nine months of 2005, primarily due to some shift in the product mix toward lower-margin products.

•	The performance packaging segment reported a $2.9 million increase in gross profit for the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005. Most of this increase is attributable to higher net sales and reduced operating costs in the first nine months of 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (which includes distribution costs) for the nine months ended October 1, 2006 were $153.7 million, a decrease of $1.4 million, or 0.9%, compared to the prior year period, primarily due to the decline in headquarters costs. Lower salary costs, in the wake of our 2005 restructuring activities, and other headquarters cost reductions offset higher bonus and other compensation expenses and a $3.9 million, or 7.7%, increase in distribution costs. Higher freight rates were a primary factor in this increase, although higher levels of international shipments in both the carbonless and thermal businesses were also a factor.

Nonrecurring items impacting the results for the first nine months of fiscal 2006 included gains of approximately $2.0 million for insurance settlements related to certain litigation matters, offset by legal fees incurred in conjunction with the investigation by Paperweight Development’s Audit Committee into certain travel and expense reimbursements, gifts to certain employees and related recordkeeping practices, and approximately $1.3 million in bank and legal fees associated with the consent solicitation process.

Restructuring and Other Charges. Restructuring charges for the first nine months of fiscal 2006 amounted to $2.1 million, a decrease of $5.9 million versus the comparable prior year period. Severance costs and outplacement services totaling $1.2 million were recognized in the first nine months of fiscal 2006. During this period we also recognized $0.9 million in additional restructuring charges that relate to distribution center exit costs. The total of $8.0 million recognized in the first nine months of 2005 was associated with various employee separation actions in both the U.S. and U.K. (Refer to Note 4 of Condensed Consolidated Financial Statements for additional information on the effects of restructuring.)

Operating Income. Operating income for the nine months ended October 1, 2006 was $47.5 million, an increase of $14.2 million, or 42.6%, compared to the prior year period. Higher net sales and gross profit, as well as reduced selling, general and administrative expenses and reduced restructuring costs accounted for the improvement from the first nine months of fiscal 2005. Operating income as a percentage of net sales for the first nine months of 2006 was 5.9% as compared to 4.3% of net sales for the prior year period. Changes in gross profit, described above, account for much of the change in operating income. Additional factors are discussed below.

•	While coated solutions segment gross profit through the first nine months of 2006 decreased $5.5 million compared to the prior year period, operating income, at $42.7 million, declined only $1.8 million. Partially offsetting the gross profit decline were the $2.0 million in insurance recoveries noted above and a $2.6 million reduction in restructuring charges recognized in the current year.

•	The secure and specialized print services segment reported an operating loss of $0.4 million for the nine months ended October 1, 2006, which is a $3.1 million improvement from the $3.5 million operating loss through the first nine months of 2005. This improvement over the first nine months of 2005 results is due, in part, to the success of cost reduction initiatives and a reduction in restructuring charges. The seasonality of BemroseBooth’s business was a major factor in this segment’s nine-month loss for both years.

•	Unallocated corporate charges and business development costs for the first nine months of 2006 decreased by $1.3 million as compared to the prior year period, primarily due to a decrease in the expenses associated with our 2005 restructuring program.

Interest Expense. Interest expense for the nine months ended October 1, 2006 was $37.2 million, $0.1 million less than in the prior year period. Term loan interest increased by $1.9 million when compared to the first nine months of 2005 as a result of a gradual increase in the variable interest rates at which the term loans are priced, which more than offset the effects of paying down the term loan balances. We fixed the interest rate on a portion ($100 million) of that debt with a three-year interest rate swap contract that took effect on March 21, 2006. Interest expense on the senior notes is $0.8 million lower through the first nine months of 2006 as we repurchased $5.1 million of the senior notes since the end of the third quarter of 2005. Deferred debt expense has increased by $0.5 million due to $0.4 million of debt acquisition costs written off to coincide with the voluntary repayments made on our term loans during the first nine months of 2006 and the recognition of additional amortization related to fees incurred in the consent solicitation process. No accretion was recorded for our Fox River liability since we had, as of the end of 2005, accreted the liability to $25.0 million, which represents our share of the liability under the terms of Appleton’s agreement with Arjo Wiggins Appleton Limited. (Refer to Note 16 of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2005 for further information on the Fox River liability.) Other interest expense decreased by $0.6 million as borrowings against the revolving line of credit were utilized more extensively during the first nine months of 2005 due to acquisitions and other cash needs.

Interest Expense

	First Nine Months
	2006	2005
	(dollars in millions)
Interest expense—term loans	$11.7	$9.8
Interest expense—senior notes	10.5	11.3
Interest expense—senior subordinated notes	11.7	11.7
Interest expense—deferred debt expense	1.9	1.4
Interest expense—Fox River accretion	—	1.1
Interest expense—other	1.4	2.0

Total interest expense	$37.2	$37.3

Benefit for Income Taxes. For the first nine months of fiscal 2006, we recorded an income tax benefit of $0.7 million, which included a $0.9 million tax benefit recorded by BemroseBooth and a $0.2 million provision for state and Canadian income taxes for our other businesses. For the first nine months of 2005 we recognized a net income tax benefit of $1.5 million, the net result of a $0.3 million provision for state and Canadian income taxes and a $1.8 million benefit recorded by BemroseBooth. The tax benefits recorded for BemroseBooth for the two nine-month periods reflect the net operating loss position of BemroseBooth through the first nine months of both 2006 and 2005.

BemroseBooth accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance, which could be material in the period recorded, is provided against deferred tax assets in those circumstances where it is more likely than not that some or all of the deferred tax asset may not be realized.

Net Income (Loss). Net income for the nine months ended October 1, 2006 was $11.8 million compared to a loss of $2.3 million for the prior year period, an improvement of $14.1 million. The major reasons for the improvement versus the first nine months of 2005 include the previously discussed segment results and lower restructuring charges.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity and capital resources are cash provided by operations and available borrowings under our credit facility. We expect that cash on hand, internally generated cash flow and available credit from our credit facility will provide the necessary funds for our reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service and other contractual obligations and capital expenditures). We currently have approximately $107.2 million of unused borrowing capacity under our revolving credit facility.

Cash Flows from Operating Activities. Net cash provided by operating activities for the first nine months of 2006 was $74.8 million as compared to $62.1 million for the comparable 2005 period. Net income of $11.8 million and depreciation and amortization charges totaling $56.9 million through the first nine months of 2006 were the primary sources of operating cash during this period. Additional sources of cash included the $5.3 million in non-cash employer matching contributions to the KSOP during the first nine months of 2006 and a $4.5 million favorable change in working capital. Uses of cash included a $4.0 million decrease in the restructuring reserves as we paid out severance benefits and other amounts related to our restructuring activities and our distribution center exit costs. The balance of the accrued pension liability decreased by $1.9 million, the net result of increases in the actuarial liability offset by $6.0 million in additional pension contributions we made to the pension trust.

Major components of the $4.5 million decrease in working capital over the first nine months of 2006 were the $8.6 million increase in accounts receivable and the $15.3 million increase in accounts payable and other accrued liabilities, which more than offset the growth in receivables. Trade accounts receivable for the coated solutions, thermal papers and security papers segments increased a combined $16.9 million due to higher net sales during the final two months of the quarter than in the relevant prior period and a higher proportion of international sales, which generally carry longer payment terms. Accounts receivable in the secure and specialized print services segment decreased by $9.3 million, reflecting the seasonal pattern of BemroseBooth’s business. Of the $15.3 million increase in accounts payable and other accrued liabilities, a portion is attributable to an increase of $7.4 million in accrued interest, based on the timing of our interest payments. The other major portion of the increase is due to a $5.4 million increase in accounts payable, reflective of different timing in our payment patterns as of the end of the third quarter of 2006 as compared to the end of fiscal 2005.

Cash Flows from Investing Activities. Net cash used by investing activities in the nine-month period ended October 1, 2006 totaled $16.9 million versus $94.5 million in the first nine months of 2005. The 2006 amount includes $17.7 million of capital spending on a number of individual projects, offset by $0.8 million in proceeds from the sale of used equipment. Investment outflows for the first nine months of 2005 included the $68.8 million invested in the acquisition of New England Extrusion along with $25.7 million spent on various capital projects.

Cash Flows from Financing Activities. Net cash used by financing activities was $56.8 million for the nine months ended October 1, 2006, while $11.4 million was used in the comparable 2005 period. Appleton made payments against its term loans totaling $30.3 million, of which $7.3 million represented mandatory prepayments and $23.0 million represented voluntary prepayments. During the nine-month period ending October 1, 2006, Appleton paid a net $1.1 million more on its revolving credit facility than it borrowed. Proceeds from the issuance of Paperweight Development redeemable common stock during the first nine months of fiscal 2006 totaled $4.5 million. The ESOP trustee purchased this stock with pre-tax deferrals, rollovers and loan payments made by employees during the first half of 2006. Payments to redeem Paperweight Development redeemable common stock amounted to $17.5 million during the first nine months of fiscal 2006. Payments to redeem common stock during the first nine months of 2006 were higher than in the first nine months of fiscal 2005 based on the number of redemption requests received from plan participants. In conjunction with its consent solicitation, Appleton paid the consenting note holders a consent fee totaling approximately $8.0 million. This amount was capitalized as debt issuance costs and will be amortized over the remaining life of the 8.125% senior notes and the 9.75% senior subordinated notes. An additional $1.3 million was incurred for bank and legal fees and was recorded on our statement of operations for the nine months ended October 1, 2006.

Cash overdrafts decreased by $3.7 million. Cash overdrafts represent checks issued (thereby eliminating the corresponding accounts payable) but not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

Environmental and Legal Matters

In November 2006, the United States Environmental Protection Agency issued a proposal, referred to as the Optimized Remedy, to modify the current cleanup plan for certain sections of the Fox River as set forth in the Records of Decision (RODs). If and when a final Optimized Remedy is issued, we will re-evaluate our estimate of potential liability and adjust the estimate, if necessary.

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment – an amendment of FASB Statements No. 123 and 95.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. We adopted SFAS No. 123(R) during the first quarter of 2006 and, given the nature of our plans, it did not have a significant effect on our financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose, in its financial statements, uncertain tax positions the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, financial statements must reflect the expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. Additionally, FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular rollforward of the unrecognized tax benefits. The provisions of FIN 48 are applicable to us beginning in 2007 and are not expected to have a significant effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. These provisions are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans and other postretirement plans. Specifically, it require a company to (1) recognize on its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (3) recognize changes in the funded status of a plan through comprehensive income in the year in which the changes occur. The provisions of SFAS 158 are applicable to us beginning in 2007. We are currently evaluating the impact, if any, on our financial statements.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

For information regarding quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes in the quantitative or qualitative exposure to market risk from that described in the Form 10-K.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Appleton and Paperweight Development carried out an evaluation, under the supervision and with the participation of their management, including their respective principal executive officer and principal financial officer, of the effectiveness of the design and operation of their disclosure controls and procedures as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Appleton and Paperweight Development maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by Appleton and Paperweight Development in the reports filed or submitted by them under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to ensure that the information is accumulated and communicated to management, including their respective principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of Appleton and Paperweight Development have concluded that their disclosure controls and procedures are effective as of the end of the period covered by this Form 10-Q.

Remediation of Material Weakness in Internal Control Over Financial Reporting

As reported in Part I, Item 4, “Controls and Procedures” of the Quarterly Report on Form 10-Q for the first quarter ended April 2, 2006, management of Appleton and Paperweight Development determined that their internal control over financial reporting relating to travel and expense reimbursements, gifts to certain employees and related record-keeping practices had been operating ineffectively. As a result, the independent Audit Committee of Paperweight Development engaged outside counsel to undertake a review of the issues concerning travel and expense reimbursements, gifts to certain employees and related recordkeeping practices. This third-party review was completed in August 2006 and confirmed management’s belief that there was no material effect on our financial statements for any prior period as a result of ineffective controls over travel and expense reimbursements, gifts to certain employees and related recordkeeping practices.

As reported in the Quarterly Report on Form 10-Q for the second quarter ended July 2, 2006, remedial actions were taken by Appleton and Paperweight Development near the end of the second quarter ended July 2, 2006 to address the aforementioned material weakness in their internal control over financial reporting relating to travel and expense reimbursements, gifts to certain employees and related recordkeeping practices. On May 11, 2006, the boards of directors of Appleton and Paperweight Development each appointed the Chief Executive Officer, Mark Richards, as Interim Chief Financial Officer of Appleton and Paperweight Development, respectively. He continued to perform his duties as Chief Executive Officer as well as the duties of Interim Chief Financial Officer through the end of the third quarter of 2006. Mr. Richards has been the Chief Executive Officer and President of Appleton since April 2005 and Chairman of Appleton since June 2005. He has also been the Chief Executive Officer, Chairman, President and a director of Paperweight Development since April 2005. In October 2006, Thomas J. Ferree was appointed Vice President Finance and Chief Financial Officer of Appleton, replacing Mr. Richards in his capacity as Interim Chief Financial Officer of Appleton effective October 9, 2006. At their respective November 9, 2006 board meetings, the boards of directors of Appleton and Paperweight Development appointed Mr. Ferree to the additional positions of Treasurer of Appleton and Chief Financial Officer and Treasurer of Paperweight Development.

Remedial actions also involved implementation of various new policies and procedures at the end of the second quarter of 2006. Since that time, we have conducted further testing and continued to monitor and assess our remediation activities to ensure that the material weakness related to travel and expense reimbursements, gifts to certain employees and related recordkeeping practices had been remediated. Based on those testing and monitoring activities, we found the controls to be operating effectively and have concluded that this material weakness was remediated at October 1, 2006.

Changes in Internal Control over Financial Reporting

Other than the remediation discussed above, there were no changes in the internal control over financial reporting of Appleton and Paperweight Development during the third quarter ended October 1, 2006, that have materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Annual Report on Form 10-K for the year ended December 31, 2005 and Note 16 to the Consolidated Financial Statements included therein and Part II, Item 1 of the Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2006. Except as otherwise indicated in the Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2006, all legal matters discussed in the Annual Report on Form 10-K for the year ended December 31, 2005 remain outstanding. Reference is also made to Note 12 to the Condensed Consolidated Financial Statements included in this report.

In November 2006, the United States Environmental Protection Agency issued a proposal, referred to as the Optimized Remedy, to modify the current cleanup plan for certain sections of the Fox River as set forth in the RODs. If and when a final Optimized Remedy is issued, we will re-evaluate our estimate of potential liability and adjust the estimate, if necessary.

Item 1A – Risk Factors

Other than with respect to the risk factor amendment set forth below, and other than amendments to one certain risk factor and the inclusion of one additional risk factor as disclosed in the Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2006, there have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005.

We have been named as a potentially responsible party related to the Lower Fox River.

        We have been named by the EPA as a “potentially responsible party,” or PRP, under the Comprehensive Environmental Response, Compensation and Liability Act. We have been named a PRP because of discharges of polychlorinated biphenyls, or PCBs, into the Lower Fox River from our Appleton Plant in the 1950s, 1960s and 1970s and because of discharges from the Appleton Coated paper mill in Combined Locks, Wisconsin, which we owned from 1978 to 2000. We could be liable for a significant portion of the costs of remediating the PCBs that remain in the Lower Fox River. These costs could be material to our financial position. In 2003, the DNR and EPA issued two RODs covering all five segments of the Lower Fox River, which includes Green Bay. The RODs provide for a combination of dredging and capping and monitored natural recovery and contain revised estimates of total costs for remediation of $400 million over a 7 to 18-year time period. In addition to remediation, various government agencies are also asserting that we and the other PRPs are liable for natural resource damages caused by the PCBs. In October 2000, the U.S. Fish & Wildlife Service estimated that total natural resource damages would be in a range between $176 million to $333 million for all PRPs in the aggregate. At this time, we cannot precisely estimate our total liability for the Lower Fox River because we do not know how much the remedial actions and natural resource damages may cost or how large our share of those costs will be. Our liability could be material to our financial position. The issuance of the RODs and the beginning of remediation activities provides Appleton the ability to reasonably estimate its potential liability. Accordingly, Appleton has recorded a reserve for this environmental liability, before indemnification by our former parent. In November 2006, the United States Environmental Protection Agency issued a proposal, referred to as the Optimized Remedy, to modify the current cleanup plan for certain sections of the Fox River as set forth in the RODs. If and when a final Optimized Remedy is issued, we will re-evaluate our estimate of potential liability and adjust the estimate, if necessary. At December 31, 2005, this reserve approximated $96 million. During the first nine months of 2006, payments against the reserve totaled $6.6 million. This resulted in a remaining reserve of $89.4 million as of October 1, 2006, of which $13.7 million is recorded in other accrued liabilities and $75.7 million is recorded as a long-term environmental liability. Although we believe our recorded environmental liability reflects a reasonable estimate of our liabilities associated with the Lower Fox River based on the RODs, the actual amount of liabilities associated with the Lower Fox River could prove to be significantly larger than our recorded environmental liability.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that we expect or anticipate will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside of our control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and the Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2006, and as may be described from time to time in our subsequent filings with the Securities and Exchange Commission, which factors are incorporated herein by reference. Many of these factors are beyond our ability to control or predict. Given these uncertainties, you should not place undue reliance on the forward-looking statements. We disclaim any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 5 – Other Information

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Compensatory Arrangements of Certain Officers

Paul J. Karch

On November 9, 2006, the Appleton Board of Directors decided that the Appleton Board will be comprised of primarily non-employee directors. Mr. Richards will continue to be Chairman of the Appleton Board and will be the sole internal director. On November 9, 2006, Paul J. Karch resigned as a director and Vice President Administration of Appleton as well as a director and Assistant Secretary of Paperweight Development effective as of such date. Mr. Karch will be employed by Appleton as Vice President Retirement Income Plans.

Thomas J. Ferree

On November 9, 2006, the board of directors of Paperweight Development appointed Thomas J. Ferree as Chief Financial Officer and Treasurer of Paperweight Development. Mr. Ferree was previously appointed Vice President Finance and Chief Financial Officer of Appleton on October 3, 2006 and was appointed Treasurer of Appleton on November 9, 2006.

Prior to joining Appleton and Paperweight Development, Mr. Ferree, 49, served as senior vice president of finance and chief financial officer of the privately-held dairy processing and dairy product company Wells’ Dairy, Inc. in Le Mars, Iowa. From 1999 to 2003, Mr. Ferree was the corporate controller for the publicly-held media and marketing company Meredith Corporation in Des Moines, Iowa. Prior to joining Meredith Corporation, Mr. Ferree served in executive management positions in marketing and finance with Banc One Corporation. Prior to joining Banc One Corporation, from 1981 to 1990, he held financial management positions with Baxter Healthcare Corporation, including group plant controller. Mr. Ferree received his bachelor’s degree in business administration (Accounting) and his master’s degree in finance from the University of Iowa.

As previously disclosed, on September 29, 2006, Thomas J. Ferree executed an offer letter from Appleton, pursuant to which Mr. Ferree agreed to serve as the Chief Financial Officer of Appleton. The offer letter is effective as of October 16, 2006. Pursuant to the offer letter, Mr. Ferree will receive an annual base salary of $325,000, subject to annual review beginning in 2008, and will be eligible to receive an annual performance bonus (with a target bonus of 50% of his annual base salary and a bonus of 100% or more of his annual base salary if outstanding levels are met) in accordance with Appleton’s performance bonus plan, which will be determined by the compensation committee of Appleton’s board of directors. Mr. Ferree will receive a pro-rated performance bonus for the 2006 fiscal year of 50% of his base salary actually paid in 2006 and will also receive a cash sign-on bonus of $25,000 at the start of his employment. Pursuant to the offer letter, Appleton expects to award Mr. Ferree 18,500 units pursuant to Appleton’s long-term incentive plan effective January 1, 2007 with a value based on the December 31, 2006 share price of the common stock of Paperweight Development.

In addition, pursuant to the offer letter, Mr. Ferree will be eligible for coverage under Appleton’s salaried benefits package (including participation in Appleton’s defined benefit pension plan and the Appleton Papers Retirement Savings and Employee Stock Ownership Plan). He will be eligible for certain other executive benefits, including participation in Appleton’s Supplemental Executive Retirement Plan, a nonqualified deferred compensation plan, an annual executive perquisite allowance of $15,000 and an executive life insurance policy. In addition, Mr. Ferree will receive relocation assistance in connection with his move to the Appleton, Wisconsin area in accordance with Appleton’s relocation policy. Pursuant to the offer letter, Mr. Ferree will also be entering into Appleton’s standard termination protection agreement, which is the same as the termination protection agreements entered into by each of Appleton’s executive officers.

The foregoing summary of the material terms of the offer letter is qualified in its entirety by reference to the offer letter, a copy of which is referenced herein as Exhibit 10.1 and incorporated by reference herein.

Item 6—Exhibits

10.1	Offer Letter between Appleton Papers Inc. and Thomas J. Ferree. Incorporated by reference to Exhibit 10.1 to Appleton’s current report on Form 8-K/A filed on October 20, 2006.

10.2	Amended and Restated Appleton Papers Retirement Savings and Employee Stock Ownership Plan, dated September 19, 2006.

10.3	Amendment to Appleton Papers Inc. Retirement Plan approved August 10, 2006.

10.4	Form of Non-Employee Director Deferred Compensation Agreement.

31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Thomas J. Ferree, Vice President Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Thomas J. Ferree, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Statement of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Statement of Thomas J. Ferree, Vice President Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Statement of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Statement of Thomas J. Ferree, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC. (Registrant)

Date: November 13, 2006	/s/ Thomas J. Ferree
Thomas J. Ferree
Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: November 13, 2006	/s/ Thomas J. Ferree
Thomas J. Ferree
Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)