Form 10-K
period 2006-12-30
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2007-03-06
CIK 1144326, 1166365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 30, 2006

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

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of February 20, 2007, 11,548,190 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of February 20, 2007, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Documents incorporated by reference: None.

Appleton Papers Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

PART I

Unless stated to the contrary or the context requires otherwise, all references in this report to “Paperweight Development,” “we,” “us,” “company,” or “our” refer to Paperweight Development Corp. and our subsidiaries and predecessors. Appleton Papers Inc. is a wholly-owned subsidiary of Paperweight Development Corp., which we refer to as “Appleton” in this report.

Item 1.	Business

Overview

Appleton Papers Inc. creates product solutions for customers and end users through its development and use of coating formulations and applications as well as encapsulation, security, printing and packaging technologies. Appleton operates in five reportable segments: coated solutions, thermal papers, security papers, secure and specialized print services, and performance packaging. The performance of these five segments is described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

In September 2005, Appleton announced a management reorganization to improve its market focus, streamline its organizational structure, reduce costs and position the company to pursue international growth opportunities. As a result, three management divisions were created: technical papers, performance packaging and international.

The coated solutions, thermal papers and security papers segments comprise the technical papers division. The performance packaging division includes the performance packaging businesses of our three subsidiaries, American Plastics Company, Inc., or American Plastics, C&H Packaging Company, Inc., or C&H Packaging, and New England Extrusion Inc., or New England Extrusion. The international division includes Appleton’s British subsidiary, BemroseBooth, as well as a sales and marketing team focused on increasing international sales of the technical papers division.

Technical Papers

Coated Solutions

Carbonless paper products comprise the largest component of our coated solutions segment. We produce the NCR PAPER* brand of carbonless paper and we believe we are the world’s largest producer of carbonless paper. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. As part of our coated solutions business, we produce coated products for point-of-sale displays and other design and print applications. We also offer customers custom coating solutions and the potential for strategic partnerships through our engineered manufacturing solutions, or toll coating, program. This program focuses on our ability to apply barrier and/or printable coatings to substrates.

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

Security Papers

Our security papers segment, which has its business headquarters in the United States, produces products with basic security features that make them resistant to forgery and counterfeiting. From that foundation we are building a portfolio of products that incorporates security technologies including watermarks, taggants, embedded threads and fibers and machine-readable technologies to serve global markets. We focus on checks and business and government documents.

Secure and Specialized Print Services

BemroseBooth Limited, or BemroseBooth, based in Derby, England, provides business critical products with security features and specialized print management services to the transactional services, secure logistics and promotional products markets. The company’s products include security-printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed calendars. The company also offers print management services, such as creative design, product sourcing and stock and logistics management, through a network of external suppliers.

*	NCR PAPER is a registered trademark licensed to Appleton.

Performance Packaging

C&H Packaging, based in Merrill, Wisconsin, prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. American Plastics, based in Rhinelander, Wisconsin, produces high-quality, custom multilayered films and commercial packaging. New England Extrusion, with its headquarters and a production facility in Turners Falls, Massachusetts, and an additional production facility in Milton, Wisconsin, produces single and multilayer polyethylene films for packaging applications. New England Extrusion’s polyethylene films complement the high barrier coextruded films American Plastics produces.

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

On November 9, 2001, the Appleton employees acquired the company from Arjo Wiggins Appleton p.l.c. through the use of an employee stock ownership plan. Effective February 3, 2003, we changed our trade name to Appleton and adopted the tagline, “What Ideas Can Do®.” We have retained Appleton Papers Inc. as our legal name.

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

Our Acquisition from Arjo Wiggins

On November 9, 2001, Paperweight Development and a wholly-owned subsidiary, acquired Appleton from Arjo Wiggins Appleton p.l.c., which is now known as Arjo Wiggins Appleton Limited, and which we refer to in this report as “AWA,” a European manufacturer of paper products, and two of its subsidiary holding companies, which we sometimes refer to as the sellers or affiliates of AWA. We refer to this transaction as the “acquisition.” Appleton is now a wholly-owned subsidiary of Paperweight Development and the ESOP owns 100% of the shares of common stock of Paperweight Development. Paperweight Development has elected to be treated as a subchapter S corporation for federal and, where recognized, state and local income tax purposes and has elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for federal and, where recognized, state and local income tax purposes. Paperweight Development does not conduct any business apart from undertaking matters incidental to its ownership of the stock of its subsidiaries and matters relating to the ESOP and taking actions required to be taken under ancillary acquisition agreements.

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

Business Segments

For financial information regarding our business segments, refer to Note 22 of Notes to Consolidated Financial Statements contained below in “Item 8. Financial Statements and Supplementary Data.”

Technical Papers

Coated Solutions

Our coated solutions segment, which accounted for approximately 53% of total company net sales in fiscal 2006, combines our carbonless paper product line with our specialty paper product line, which includes products and services we classify as engineered manufacturing solutions, or toll coating services.

We sell our carbonless roll and sheet products under the NCR PAPER* brand. We offer nearly 500 grades of carbonless roll and sheet products with approximately 4,000 stock keeping units differentiated by grade, width, length, color and basis weight. We believe we have the broadest carbonless product line in the industry.

We sell our carbonless products directly to converters, business forms printers and merchant distributors who stock and sell carbonless paper to printers.

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

Since 1994, the U.S. carbonless market has been in decline as a result of increased use by businesses of competing technologies that do not use impact printing to create images. Examples of such technologies include digital laser, inkjet, and thermal printers, as well as electronic communications. Based on our assessment, we believe that the U.S. carbonless paper market declined by approximately 10% in 2000 and by approximately 7% percent annually from 2001 through 2006. Over the next five years, we believe the U.S. market decline will continue. We believe global market demand for carbonless paper products will decline at a lesser rate. We attribute the decline to fluctuations in the number of commercial transactions in which carbonless products are used, as well as changes in technological substitution rates.

In addition to Appleton, other significant carbonless paper producers include P.H. Glatfelter Company, Arjo Wiggins Appleton Limited, Mitsubishi Paper Mills Company Ltd., Asia Pulp and Paper Co. Ltd., Koehler AG, Nippon Industries Co. Ltd., Oji Paper Co. Ltd., Zanders GmbH and Nekoosa Coated Products, LLC. In the carbonless market, Appleton competes primarily on the basis of product quality, service, breadth of product offering and price.

Thermal Papers

The thermal papers segment focuses on the development of substrates for the transaction and item identification markets. Currently this business segment consists primarily of direct thermal papers. The most popular direct thermal imaging chemistry used today is based on the leuco dye system invented by NCR Corporation and commercially introduced by Appleton in the late 1960s. Thermal paper is used in four principal market segments; the point-of-sale products are used for retail receipts and coupons; our label products are used for shipping, warehousing, medical and clean-room applications; our tag and ticket products are used for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and the printer/calculator/chart products are used for engineering, industrial and medical diagnostic charts. We estimate that the point-of-sale and label market segments combined accounted for the majority of the U.S. and Canadian thermal market by volume in 2006.

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

Market demand for thermal paper has grown, and we expect it to continue to grow, as new applications are developed that utilize the benefits of thermal technology. Based on our assessment, we believe that the annual rates of growth in the U.S. and Canadian thermal market from 2001 to 2006 were between 1% and 10% and averaged nearly 8% for the period. Based on our assessment, we believe the U.S. and Canadian thermal market will continue to grow. We also believe the global market for thermal products will grow. In January 2007, we announced a $100 million expansion at our West Carrollton, Ohio, mill to satisfy projected demand for thermal products by domestic and international customers. The project includes installation of a state-of-the-art coater to produce thermal papers and enhancements to one of the mill’s paper machines. Sales of thermal papers have not been significantly impacted by seasonality.

In addition to Appleton, other significant thermal paper producers included Koehler AG, Kanzaki Specialty Papers, Ricoh Company, Ltd. and Mitsubishi Paper Mills Company Ltd. Appleton competes primarily on the basis of service, product quality, breadth of product offering and price.

Security Papers

Our security papers segment, with its headquarters and production facilities located in the United States, produces products with basic security features that make them resistant to forgery and counterfeiting. From that foundation we are building a more comprehensive business that incorporates security technologies including watermarks, taggants, embedded threads and fibers and machine-readable technologies to address the sophisticated fraud and security problems that more companies face worldwide. We focus our security business on checks and business and government documents. Sales of our security products have not been significantly impacted by seasonality.

Our security competitors include Boise Cascade Corporation, P.H. Glatfelter Company, Cascades Resources, Portals Bathford, Arjo Wiggins Appleton Limited and De La Rue International.

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

Performance Packaging Products

C&H Packaging prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. American Plastics produces high-quality, custom multilayered films and commercial packaging. New England Extrusion manufactures single and multilayer polyethylene films for packaging applications. New England Extrusion’s polyethylene films complement the high-barrier coextruded films American Plastics produces. By sharing their capabilities, American Plastics and New England Extrusion have been able to expand their abilities to design and produce film products with customer-specified properties. Sales of our performance packaging products are positively affected by the fourth quarter holiday season. Sales then tend to be slowest in the first quarter of the year.

The Flexible Packaging Association estimates that the U.S. flexible packaging market (which includes performance packaging) generates over $22 billion in annual sales and employs approximately 80,000 people. Flexible and performance packaging operations range from small manufacturing companies with single facilities to large integrated corporations with up to 30 individual plant locations. The nation’s largest market for performance packaging is food, accounting for over 56 percent of shipments.

We have many performance packaging competitors including Pliant Corporation, Winpak, Charter Films, Inc., Danafilms, Inc., ISO Poly Films, Inc., Polymer Packaging Inc. and others. Large producers such as Bemis Company, Inc., Printpak Inc. and Alcan Inc. may also be competitors in some market situations.

Geographical Financial Information

Our revenues from sales in the U.S. were $747.3 million in fiscal 2006, $750.7 million in fiscal 2005 and $720.0 million in fiscal 2004. Our revenues from sales to customers in foreign countries were $340.1 million in fiscal 2006, $295.8 million in fiscal 2005 and $269.5 million in fiscal 2004. We held approximately $72 million in long-lived assets in foreign countries, substantially all of which are located in England, and approximately $538 million in long-lived assets in the U.S. as of December 30, 2006. We held approximately $68 million in long-lived assets in foreign countries and approximately $577 million in long-lived assets in the U.S. as of December 31, 2005. We held approximately $76 million in long-lived assets in foreign countries and approximately $565 million in long-lived assets in the U.S. as of January 1, 2005.

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

Our research and development costs related to the development of new products and significant improvements to existing products were $11.2 million in fiscal 2006, $17.1 million in fiscal 2005 and $18.1 million in 2004.

Sales, Marketing and Distribution

We promote and sell our products through our own sales and marketing organization and, in the case of C&H Packaging, through manufacturer’s representatives. Our sales personnel operate from field locations. Our marketing employees focus on acquiring market, end-user and competitor insight and applying that insight to deliver market-focused solutions. Our research and development personnel work with our marketing staff and apply market-focused insight to develop new products and value-added services. Our technical service representatives assist customers with product applications and improvements and complaint resolution by telephone and in person at customer locations. Our customer service representatives receive customer orders, establish delivery dates and answer inquiries about stock availability and order status.

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

Distributors and Customers

We currently sell through merchant distributors that stock and redistribute our carbonless sheet products on a global basis through over 400 locations. Some of those merchants also redistribute our performance packaging products. We sell our carbonless rolls directly to printer and converter customers worldwide. We also sell our carbonless rolls to forms printers through merchant distributors on a drop-shipment basis. In those cases, we usually deliver our products from our distribution centers and provide customer support directly to the printer while the merchant bears the credit risk of nonpayment.

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

Within the technical papers business, our five largest customers in the coated solutions segment accounted for approximately 41% of coated solutions net sales in fiscal 2006, approximately 45% of coated solutions segment net sales in fiscal 2005 and approximately 47% of coated solutions segment net sales in fiscal 2004. Our five largest customers in the thermal papers segment accounted for approximately 39% of thermal papers segment net sales in fiscal 2006, approximately 42% of thermal papers segment net sales in fiscal 2005 and approximately 46% of thermal papers segment net sales in fiscal 2004. Sales to our five largest customers within the secure and specialized print services segment represented approximately 37% of total segment net sales for fiscal 2006, approximately 33% of total segment net sales for fiscal 2005 and approximately 30% of total segment net sales in fiscal 2004. Sales to our five largest customers in the performance packaging segment accounted for approximately 34% of total segment net sales for fiscal 2006, approximately 28% of total segment net sales in fiscal 2005 and approximately 29% of total segment net sales in fiscal 2004. Sales to Unisource Worldwide, Inc. accounted for approximately 9% of our fiscal 2006 net sales, 11% of our fiscal 2005 net sales and 12% of our fiscal 2004 net sales.

Working Capital Practices

We maintain finished goods inventories at levels that enable us to provide a high level of available stock items and next day delivery to a majority of our coated solutions and thermal papers customers. We also maintain raw material inventories at levels consistent with demand for both stock and custom orders. The custom order lead times are less than 30 days. Our accounts receivable management practices, including terms of sale, are designed to accommodate the competitive differences of each business segment and market channel.

The majority of sales in our performance packaging segment represent custom orders with lead times typically quoted of eight weeks or less, depending on the nature of the items and their production requirements. Given the custom order nature of much of the business, finished goods inventory levels are generally relatively low and primarily represent products being held pending customer release dates. Finished goods inventories are maintained for select items where prompt availability is a competitive requirement. Raw material inventories reflect actual and expected customer demand, supplier lead times and economic order quantities. Accounts receivable management practices reflect the competitive requirements of the business.

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

Order Backlogs

In our coated solutions business, a majority of orders call for stocking grades and a majority of sales of those stock products are delivered one day following the order. A majority of orders in our thermal paper business are also for stocking grades. For competitive reasons we strive to maintain custom order lead times at 21 days or less for coated solutions products and 21 days or less for thermal papers. As of year-end 2006, the total of coated solutions and thermal papers products ordered but not shipped was approximately 3% of our annual sales volume for these segments. As of our 2005 and 2004 year-ends, products ordered but not shipped totaled approximately 2% of our total annual shipments of coated solutions and thermal papers.

The performance packaging segment typically reports backlogs of six weeks or less. Most sales are custom orders and many customers place advance or blanket orders covering a number of months into the future, which tends to increase the average backlog figures. Backlogs are managed so as to maximize the efficiency of production scheduling and machine utilization.

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

Manufacturing

The Appleton plant, located in Appleton, Wisconsin, produces carbonless and thermal paper. We also manufacture our finished thermal paper on off-machine coaters at the Appleton plant. In 2005, we completed a $16 million project designed to expand the scope of our coating capabilities at the Appleton plant.

The Portage, Wisconsin, plant produces microcapsules used to manufacture carbonless paper at the Appleton, Roaring Spring and West Carrollton facilities.

The Roaring Spring, Pennsylvania, mill is a fully integrated pulp and paper mill with three paper machines and produces carbonless and security products. In 2005, we completed an $8 million investment to upgrade and expand the production capabilities of two of the mill’s paper machines to increase the range and scope of their abilities to manufacture security products.

The West Carrollton, Ohio, mill is the focus of our recycling operations and features extensive waste paper processing and deinking operations. West Carrollton’s three paper machines produce carbonless and thermal base stock and finished carbonless paper products. As noted in “Item 1. Business - Business Segements - Technical Papers - Thermal Papers,” we recently announced a major capital expansion program for our West Carrollton mill. The $100 million project includes installation of a state-of-the-art coater to produce thermal papers and enhancements to one of the mill’s paper machines. The project is scheduled for completion in mid-2008.

C&H Packaging, based in Merrill, Wisconsin, is a printing, laminating and converting operation that prints multilayered, plastic films on high-speed, multicolor, flexographic printing presses using water-based ink systems. Converting operations include slitting and pre-formed and custom pouch production.

American Plastics located in Rhinelander, Wisconsin, manufactures multilayered, coextruded barrier films, which are primarily sold to flexible packaging converters. In addition, American Plastics converts some of its films into vacuum pouches which are then sold to packing operations.

New England Extrusion produces single and multilayer polyethylene films for packaging applications.

BemroseBooth operates production facilities in Derby, Hull, and Teesside, England. These facilities provide a range of print management services, including transactional services such as security tickets, vouchers, phone cards and transactional mail. BemroseBooth also provides secure logistics, in the form of high specification tag and labels, including radio frequency identification and promotional products, such as calendars, diaries and business gifts. Core technologies include prepress operations, in-house design reproduction and proofing, multicolor litho and flexographic printing, data manipulation and digital printing, high integrity converting and finishing systems, secure stockholding and fulfillment management, and card and label construction, personalization and fulfillment.

Raw Materials

Our principal raw materials consist of base stock, chemicals, pulp, wastepaper and resin. In fiscal 2006, those materials made up approximately 46% of the annual cost of goods sold. Our largest raw material component is chemicals, which was approximately 16% of our cost of goods sold in fiscal 2006.

Our next largest raw material component is base stock—rolls of uncoated paper used in the production of coated paper products. Base stock is acquired from multiple sources with whom we have pricing and volume target purchase agreements. These agreements protect us to some extent from the significant pricing cycles for pulp and commodity paper products. Total base stock purchases in fiscal 2006 amounted to nearly 16% of our cost of goods sold.

We are party to a significant base stock supply agreement, which commenced June 27, 2001. The purchases under this agreement were slightly less than half of our total 2006 base stock purchases. Pursuant to this agreement, we plan to purchase a majority of our 2007 base stock needs in accordance with this agreement. The term of this agreement, as amended, expires on December 31, 2008.

Approximately 9% of our cost of goods sold in fiscal 2006 was for pulp, wood and wastepaper used in the Roaring Spring and West Carrollton paper mills. While pulp and wastepaper prices are subject to swings in the supply and demand cycle for pulp and commodity papers, we seek to reduce the impact of those swings by negotiating price and volume agreements for pulp and by purchasing wastepaper through a national broker.

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

Employees

As of February 12, 2007, we employed 3,144 persons, of whom 1,802 were covered by union contracts.

Manufacturing employees at our major manufacturing facilities in Appleton, Roaring Spring and West Carrollton are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, or USW. We operate under long-term (three-year) labor contracts for all three of these facilities. The labor contract at our West Carrollton facility was renegotiated in April 2006. The Roaring Spring labor contract will expire in late 2007 and we expect to successfully negotiate a new contract. The labor contract at our Appleton facility expires in 2008.

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

Manufacturing employees at our Derby and Hull manufacturing facilities in England are represented by the Graphical, Paper and Media Union. These employees are covered by a national labor agreement that is reviewed annually in April by the Graphical, Paper and Media Union and the British Printing Industries Federation. As of February 12, 2007, 362 British employees were represented by the union. Employees at the Teesside, England facility have chosen not to be represented by a union.

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

We have also licensed technology from other companies mainly involving non-critical articles of manufacture, manufacturing processes or materials used in such processes.

As part of the acquisition of our business from NCR in 1978, we obtained a 100-year license to use forms of the NCR PAPER* trademark as our brand for carbonless products.

We do not believe that any single patent or patent application is material to our business or operations. We believe that the duration of our existing patents is consistent with our business needs.

Environmental

General

Our operations are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of wastewater and storm water, storage, treatment and disposal of materials and waste, remediation of soil, surface water and groundwater contamination, and liability for damages to natural resources.

Compliance with environmental laws and regulations is an important factor in our business. We expect to incur capital expenditures of approximately $3.7 million in 2007 and a total of approximately $3.8 million from 2008 through 2011 and to continue to incur expenditures after 2011 in order to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements.

We are subject to strict and, under some circumstances, joint and several liability for the investigation and remediation of environmental contamination, including contamination caused by other parties, at properties that we own or operate and at properties where we or our predecessors have arranged for the disposal of regulated materials. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. We could be involved in additional proceedings in the future and the total amount of these future costs and other environmental liabilities may be material. We have only been named a potentially responsible party, or PRP, at one site for which our liability may be significant, the Lower Fox River site, which is described below.

Other than the PCB contamination in the area of the wastewater impoundments at the West Carrollton Mill, and the Fox River matter, both of which are disclosed below, there are no known material liabilities with respect to environmental compliance issues.

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

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, we believe that it could be necessary to undertake remedial action in the future, although we are currently under no obligation to do so. We have not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. The cost for remedial action, which could include installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River, was estimated in 2001 to range up to approximately $10.5 million, with approximately $3 million in short-term capital costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill property, the Great Miami River remediation and our share of these remediation costs, if any, no provision has been recorded in our financial statements for estimated remediation costs. In conjunction with the acquisition of Appleton by the ESOP in 2001, and as limited by the terms of the purchase agreement, AWA agreed to indemnify us for 50% of all environmental liabilities at the West Carrollton mill up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owners and operators of the West Carrollton mill may be liable for all or part of the cost of remediation of historic PCB contamination.

In addition, in 2005, eleven local residents who allegedly live, or have lived, near the wastewater treatment plant of the West Carrollton mill and two former mill employees (and one of their spouses) filed lawsuits in Montgomery County, Ohio, court alleging that Appleton released and continues to release hazardous substances from the mill, including PCBs, dioxins and fluorochemicals, which allegedly caused injury to them and/or damage to their property. The lawsuit commenced by the two former mill employees was dismissed without prejudice in 2005. The lawsuit commenced by the local resident plaintiffs was resolved in 2006.

Lower Fox River

Introduction. Various state and federal government agencies and Native American tribes have asserted claims against us and other parties with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin.

Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. Wastewater from the Appleton plant, a paper mill in Combined Locks, Wisconsin, which we owned from 1978 to 2000 and is now owned by Appleton Coated LLC (an affiliate of AWA) and from other local industrial facilities carried PCBs into the Lower Fox River during this time period. As a result, there are allegedly eleven million cubic yards of PCB-contaminated sediment spread over 39 miles of the Lower Fox River and Green Bay, which is part of Lake Michigan.

In June 1997, the United States Environmental Protection Agency (“EPA”) published notice that it intended to list the Lower Fox River on the National Priorities List of Contaminated Sites pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act, which we refer to as CERCLA, or Superfund. The EPA identified seven potentially responsible parties (PRPs) for PCB contamination in the Lower Fox River, including NCR and our company as the former and current owners and operators of the Appleton plant, and the owners of five paper reprocessing mills located on the Fox River, including Georgia-Pacific, P.H. Glatfelter Company, WTM I Co., owned by Chesapeake Corporation, Riverside Paper Corporation and U.S. Paper Mills Corp., which is now owned by Sonoco Products Company.

Remedial Action. In 2003, the Wisconsin Department of Natural Resources (“DNR”) issued a Record of Decision (“ROD”), with which the EPA concurred, on the first two segments of the river. Pursuant to a 2004 consent decree, P.H. Glatfelter and WTM I are managing remediation efforts in the first segment and have each contributed $25.2 million to cover the costs of the required remedial action. It is our position that neither Appleton nor NCR has any responsibility or liability for PCB contamination in the first segment. In 2003, the DNR and EPA also issued a second ROD covering the third, fourth and fifth segments of the Lower Fox River. Pursuant to a 2006 consent decree, NCR and Sonoco agreed to fund a remedial project in the fourth segment at an estimated cost of $30 million. We expect we will contribute to NCR’s portion of this remedial project, consistent with the 1998 interim settlement agreement and 2006 arbitration determination, discussed below. In the two RODs, the DNR estimates total costs for the Lower Fox River remedial action plan of approximately $400 million over a 7 to 18-year time period. Most of the estimated costs relate to the removal and disposal of sediment from the Lower Fox River. Engineers engaged by several of the PRPs have estimated the cost of remediation work could be between $740 million and $1.6 billion, which the DNR disputes. We base our cost estimates for remediation on the remedies adopted in the RODs.

In November 2006, the EPA issued a proposal, referred to as the Optimized Remedy, to modify the current cleanup plan for certain sections of the Fox River as set forth in the RODs. If and when a final Optimized Remedy is issued, we will re-evaluate our estimate of potential liability and adjust the estimate, if necessary.

In February 2007 the EPA and DNR issued a General Notice letter to the PRPs. EPA and DNR are seeking to have one or more of the PRPs enter into an agreement to implement all remaining remedial action for segments two, three, four and five of the river, consistent with the RODs. The EPA and DNR are asking the PRPs to submit a good faith settlement offer, which would include a written proposal demonstrating the PRPs qualifications and willingness to conduct the remedial action, as well as address the IGP’s claims for unreimbursed costs and natural resource damages (“NRDs”).

Natural Resource Damages. In 2000, the U.S. Fish & Wildlife Service (“FWS”) released a proposed plan for restoring natural resources injured by PCBs. The plan estimates that NRDs will fall in the range of $176 million to $333 million for all PRPs in the aggregate. We base our cost estimates for NRD claims on the FWS plan. However, based on the settlement amounts of NRD claims to date, which have been substantially less than original estimates, we anticipate the actual costs for the PRPs to settle NRD claims will be less than $176 million to $333 million.

Interim Restoration and Remediation Consent Decree. Pursuant to a 2001 consent decree with various government agencies (“Intergovernmental Partners” or “IGP”), which expired in 2005, we and NCR collectively paid $41.5 million for interim restoration and remediation efforts directed by the IGP. In addition, pursuant to a 2006 consent decree, which expired in 2006, we and NCR collectively paid approximately $750,000 toward interim restoration efforts and the preparation of a report analyzing the progress toward the restoration goals related to the Lower Fox River. Neither consent decree constitutes a final settlement nor provides protection against future claims; however, we and NCR will receive full credit against remediation costs and NRD claims for all monies expended under the consent decrees.

Our Share of Liability. We purchased the Appleton plant and the Combined Locks paper mill from NCR in 1978, after the use of PCBs in the manufacturing process was discontinued. Nevertheless, pursuant to CERCLA, we and NCR are viewed by the EPA as PRPs. We and NCR asserted indemnity claims against each other and, in 1998, we entered into an interim settlement agreement under which the parties agreed to share both defense and liability costs arising from the Lower Fox River. The parties’ indemnification obligations are currently defined by the 1998 interim settlement agreement. When the 1998 interim settlement agreement expires, the parties’ indemnification obligations will be defined by an arbitration determination that was obtained in January 2006.

A study performed by the FWS in 2000 concluded that the discharges from the Appleton plant and the Combined Locks paper mill represent a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates have not been finalized and will not be binding on the PRPs. The final allocation of liability among the PRPs will be determined by negotiation, litigation or other dispute resolution processes. Based on historical and technical analyses performed by environmental engineers we have engaged, we believe that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total PCBs discharged. A portion of our potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay their respective share(s) of the potential liability, we could be responsible for a portion of their share(s). Based on a review of publicly available financial information, we believe that the other PRPs will be required, and have adequate financial resources, to pay their share of the remediation and natural resource damage claims for the Lower Fox River.

Estimates of Liability. A precise estimate of our ultimate share of liability cannot be made at this time due to uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of NRD assessments, the evolving nature of remediation and restoration technologies and governmental policies, and our share of liability relative to the other PRPs. However, the issuance of the RODs and the beginning of remediation activities provide us the ability to reasonably estimate our potential liability. Accordingly, we have recorded a reserve for this liability. At December 31, 2005, this reserve approximated $96.0 million. During fiscal 2006, an analysis of Appleton’s estimated remaining potential liability was completed and, as a result, increased the reserve for this liability by $14.7 million. Also during fiscal 2006, $9.5 million of payments were made against this reserve. This resulted in a remaining reserve of $101.2 million as of December 30, 2006, of which $18.2 million is recorded in other accrued liabilities and $83.0 million is recorded as a long-term environmental liability.

As discussed below, AWA agreed to indemnify us for certain liabilities related to the Lower Fox River. At December 30, 2006, the total indemnification receivable from AWA was $76.2 million, of which $18.2 million is recorded in other current assets and $58.0 million is recorded as an environmental indemnification receivable. The $25.0 million difference between the reserve and the indemnification receivable represents the share of Lower Fox River costs for which we are responsible.

We used the following estimates in evaluating our total Lower Fox River liability and establishing our reserves:

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

•	costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less, based on the IGP’s settlement of other NRD claims;

•	our responsibility for over half of the claims asserted against Appleton and NCR, based on our interim settlement agreement with NCR and the arbitration determination; and

•	$38 million in fees and expenses through 2010.

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

Under the indemnification agreements, we will be indemnified for the first $75 million of Fox River Liabilities and for those in excess of $100 million. We are responsible for the $25 million of liabilities between $75 million and $100 million. Pursuant to these agreements, AWA paid $56.8 million in connection with the Fox River Liabilities through 2006.

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from an affiliate of American International Group, Inc., or AIG. The AIG insurance policy is designed to provide up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. We believe the coverage available under the AIG insurance policy will be sufficient to satisfy our ultimate liability for remediation of the Lower Fox River even if: (1) the cost of remediation were to be twice the government agencies’ estimate of $400 million; (2) our NRD settlement was to be substantially more than we estimate; and (3) our combined share with NCR of all of these liabilities were to be substantially more than any estimate of our share of PCB discharges. AWA’s obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended.

The indemnification agreements negotiated with AWA and the AIG insurance policy are designed to ensure that we will not be required to fund any costs and expenses for which we are indemnified in relation to the Fox River Liabilities and to assure us, the ESOP Trustee and our lenders and investors that we will not have to rely solely on AWA itself to make these payments. This arrangement is working as designed. AWA, Paperweight Development, the special purpose subsidiaries and the policyholder entered into a Relationship Agreement, which, among other things and subject to certain limited exceptions, prohibits AWA and Paperweight Development from taking any actions that would result in any change to this design structure.

AWA’s indemnification obligation to us is also discussed in Notes 1 and 17 of Notes to Consolidated Financial Statements.

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

We are subject to comprehensive and frequently changing laws and regulations enacted by various federal, state and local authorities concerned with the impact of the environment on human health, the limitation and control of emissions and discharges into the air, ground and waters, the quality of ambient air and bodies of water and the handling, use and disposal of specified substances. Financial responsibility for the cleanup or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways and properties owned by unrelated companies or individuals, as well as properties currently owned and used by us, regardless of whether the contamination is attributable entirely to prior owners. As described in the following risk factor, we have been identified as a potentially responsible party for remediation and alleged natural resource damages related to the Lower Fox River and Green Bay system, which we refer to as the Lower Fox River. In addition, we make capital expenditures and incur operating expenses for environmental obligations and matters arising from our daily operations.

Including the Lower Fox River, we have approximately $101.2 million of accrued liabilities as of December 30, 2006 for estimated or anticipated liabilities and legal and consulting costs relating to environmental matters arising from past operations. We also have approximately $76.2 million of indemnification receivables from our former parent company, AWA, as of December 30, 2006. While the accrued liabilities reflect our current estimate of the cost of these environmental matters, the amount that we have accrued may be inadequate. In addition, we may be named as a potentially responsible party at other sites in the future and the costs associated with such future sites may be material. We expect environmental laws and regulations and the interpretation and enforcement of those laws and regulations to become increasingly stringent and to further limit emission and discharge levels and to increase the likelihood and cost of environmental cleanups and related activities. All of these factors are likely to increase our operating expenses, require continuing capital expenditures and adversely affect the operating flexibility of our manufacturing operations and may require indeterminable and significant additional expenditures in connection with such compliance.

We have been named as a potentially responsible party related to the Lower Fox River.

We have been named by the EPA as a “potentially responsible party,” or PRP, under the Comprehensive Environmental Response, Compensation and Liability Act. We have been named a PRP because of discharges of polychlorinated biphenyls, or PCBs, into the Lower Fox River from our Appleton Plant in the 1950s, 1960s and 1970s and because of discharges from the Appleton Coated paper mill in Combined Locks, Wisconsin, which we owned from 1978 to 2000. We could be liable for a significant portion of the costs of remediating the PCBs that remain in the Lower Fox River. These costs could be material to our financial position. In 2003, the DNR and EPA issued two Record of Decisions (RODs) covering all five segments of the Lower Fox River, which includes Green Bay. The RODs provide for a combination of dredging and capping and monitored natural recovery and contain revised estimates of total costs for remediation of $400 million over a 7 to 18-year time period. In addition to remediation, various government agencies are also asserting that we and the other PRPs are liable for natural resource damages caused by the PCBs. In October 2000, the U.S. Fish & Wildlife Service estimated that total natural resource damages would be in a range between $176 million to $333 million for all PRPs in the aggregate. At this time, we cannot precisely estimate our total liability for the Lower Fox River because we do not know how much the remedial actions and natural resource damages may cost or how large our share of those costs will be. Our liability could be material to our financial position. The issuance of the RODs and the beginning of remediation activities provides Appleton the ability to reasonably estimate its potential liability. Accordingly, Appleton has recorded a reserve for this environmental liability, before indemnification by our former parent. At December 31, 2005, this reserve was approximately $96.0 million. During fiscal 2006, based on our analysis of our estimated remaining potential liability, the reserve was increased by $14.7 million, while payments against the reserve totaled $9.5 million. This resulted in a remaining reserve of $101.2 million as of December 30, 2006, of which $18.2 million is recorded in other accrued liabilities and $83.0 million is recorded as a long-term environmental liability. Although we believe our recorded environmental liability reflects a reasonable estimate of our liabilities associated with the Lower Fox River based on the RODs, the actual amount of liabilities associated with the Lower Fox River could prove to be significantly larger than our recorded environmental liability. In November 2006, the EPA issued a proposal, referred to as the Optimized Remedy, to modify the current cleanup plan for certain sections of the Fox River as set forth in the RODs. If and when a final Optimized Remedy is issued, we will re-evaluate our estimate of potential liability and adjust the estimate, if necessary. The liabilities associated with the Lower Fox River are discussed in greater detail under the heading “Item 1. Business – Environmental—Lower Fox River” and Note 17 of Notes to Consolidated Financial Statements.

Our former parent, AWA, may fail to comply with its indemnification obligations related to the acquisition of our company.

As amended in, and as limited by the terms of the purchase agreement relating to the acquisition of our company, AWA and two of its affiliates have agreed to indemnify us for certain losses resulting from: inaccuracies in the environmental representations and warranties made by AWA and its affiliates; certain known environmental matters that existed at the closing of the acquisition; environmental matters related to the businesses of Newton Falls, Inc., Appleton Coated LLC and several other of our former affiliates and subsidiaries; and environmental matters relating to the real property on which our former Camp Hill, Pennsylvania, plant and our current distribution center are located that existed prior to our sale of the Camp Hill plant to a third party.

AWA has also agreed, subject to certain limitations, to indemnify us for specified environmental liabilities relating to the contamination of the Lower Fox River. AWA’s indemnification obligations with respect to the Lower Fox River are discussed in greater detail under the heading “Item 1. Business – Environmental—Lower Fox River—AWA Indemnification” and in Notes 1 and 17 of Notes to Consolidated Financial Statements in Item 8, below.

If the matters for which we are potentially entitled to receive indemnification from AWA and its affiliates result in significant liabilities for us and, for any reason, AWA and/or its affiliates are unable or unwilling to honor these indemnification obligations, we could be required to pay for these liabilities ourselves, which could have a material adverse effect on our cash flow, our ability to fund or expand our operations and our ability to repay our existing and future indebtedness.

We have a substantial amount of indebtedness outstanding and, as a result, we are operating as a highly leveraged company.

Our total debt at December 30, 2006, was approximately $531 million. For a description of the components of our debt see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 10 of Notes to Consolidated Financial Statements. This large amount of indebtedness could:

•	make it more difficult for us to satisfy our obligations with respect to the senior credit facility, the senior notes and senior subordinated notes;

•

require us to dedicate a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other general corporate activities;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate activities;

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

Furthermore, although our ability to borrow money is restricted by the terms of the senior credit facility and the indentures governing the senior notes and senior subordinated notes, it may be possible for us to incur even more debt and, if we do so, these risks could intensify.

Our ability to service our debt is dependent on our future operating results and we cannot be sure that we will be able to meet our debt obligations as they come due.

Our ability to meet our payment obligations and to comply with the financial covenants contained in the agreements relating to our indebtedness is subject to a variety of factors, including, for example, changes in:

•	demand for and selling prices of our products;

•	competition;

•	costs of raw materials and operating costs;

•	the decline rate in sales of carbonless paper products;

•	environmental regulations; and

•	general economic conditions.

We may not be able to generate sufficient cash flow to meet our payment obligations under the agreements relating to our indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make the required payments on our indebtedness, then we may be required to refinance our indebtedness. We may not be able to refinance our indebtedness on terms that are acceptable to us or at all. In the absence of a refinancing, our lenders would be able to accelerate the maturity of our indebtedness, which could cause us to default under our other indebtedness, dispose of assets or declare bankruptcy.

Compliance with the covenants relating to our indebtedness may limit our operating flexibility.

The agreements relating to our indebtedness, including the senior credit facility, the senior notes and the senior subordinated notes, contain numerous covenants that include certain financial tests, including various debt and cash flow ratios. The covenants related to our indebtedness, among other things, prohibit or restrict our ability, as well as the ability of Paperweight Development and our subsidiaries to:

•	pay dividends on or purchase or redeem capital stock;

•	repay other indebtedness;

•	make loans and investments;

•	acquire assets, stock or debt securities of another person;

•	incur or guarantee additional indebtedness;

•	use assets as security in other transactions;

•	sell assets or merge with or into other companies;

•	make capital expenditures;

•	enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	create liens;

•	sell equity interests in our subsidiaries;

•	amend or terminate particular agreements relating to our transaction with AWA and the ESOP;

•	engage in new lines of business; and

•	take, or fail to take, any actions that would cause Paperweight Development to lose its S corporation status.

A breach of any of these covenants or our inability to meet the required financial tests could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

These limitations, together with our highly leveraged position, could limit our ability to finance our operations with debt or equity in the future. In addition, these restrictions and our leveraged position may restrict our ability to respond to competitive market conditions, make capital expenditures beyond those permitted in the agreements relating to the indebtedness or take advantage of other business opportunities, including making acquisitions. This loss of operating flexibility may have a material adverse affect on our ability to achieve our financial objectives or our ability to sustain our current or past levels of revenue, earnings and cash flow.

The market for the primary product in our coated solutions segment, carbonless paper, may decline more rapidly than we anticipate.

Our technical papers business includes the coated solutions, thermal and security papers segments. Our coated solutions segment, of which the primary product is carbonless paper, currently represents our primary business segment and accounted for 61% of our total company net sales in fiscal 2004, 56% of our net sales in fiscal 2005 and 53% of our net sales in fiscal 2006. Our total sales volume of carbonless paper products declined 4.6% from fiscal 2004 to fiscal 2005 and 4.1% from fiscal 2005 to fiscal 2006. We believe the worldwide carbonless market is declining as users switch to alternative modes of communication and technologies that do not use impact printing to create images. We expect that our total sales volume of carbonless paper products will continue to decline at rates that are generally similar to those experienced most recently. If the decline in our sales of carbonless paper products accelerates, or if we are unable to maintain the prices of our carbonless paper products, then our operating efficiency, profitability and cash flow may be materially adversely affected.

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

Our ability to compete effectively in the marketplace depends, in large part, on our ability to continually improve productivity and reduce operating costs.

We must continually strive to improve the productivity and cost structure of our manufacturing operations and the efficiency of our support services in order to offer products that are priced competitively and deliver an attractive value proposition to our customers. We set specific productivity and cost reduction goals each year for each of our production facilities and key staff functions. Accomplishing these goals is essential to our near-term competitiveness and long-term financial viability. If we fail to reach these goals, we may experience an erosion of our profit margins, a decline in net sales or both, which could negatively impact our ability to service our debt and invest in the future growth of our various business segments.

We currently rely on a relatively small number of customers to generate a significant amount of our net sales from each of our various businesses.

Within the technical papers business, our five largest customers in the coated solutions segment accounted for approximately 41% of coated solutions segment net sales in fiscal 2006, approximately 45% of coated solutions segment net sales in fiscal 2005 and approximately 47% of coated solutions segment net sales in fiscal 2004. Our five largest customers in the thermal segment accounted for approximately 39% of thermal segment net sales in fiscal 2006, approximately 42% of thermal segment net sales in fiscal 2005 and approximately 46% of thermal segment net sales in fiscal 2004. Sales to our five largest customers within the secure and specialized print services segment represented approximately 37% of total segment net sales in fiscal 2006, approximately 33% of total segment net sales for 2005 and approximately 30% of total segment net sales in fiscal 2004. Sales to our five largest customers in the performance packaging segment accounted for approximately 34% of total segment net sales in fiscal 2006, 28% of total segment net sales in fiscal 2005 and approximately 29% of total segment net sales in fiscal 2004.

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

Our business depends upon the availability of key raw materials, including base stock, certain chemicals and resins. In fiscal 2006, we purchased from external suppliers approximately $126 million of base stock. We relied on three external suppliers for approximately 97% of the base stock we purchased in fiscal 2006 to produce our coated solutions products. We relied on a single external supplier for approximately 72% of the base stock we purchased in fiscal 2006 to produce our thermal papers. For some of the key chemicals we use in our products we rely on one or two suppliers. If there is a disruption in the supply of our raw materials, including the chemicals that we need to produce our coated solutions and thermal products or the resins we use in our performance packaging products, then we may be required to purchase these raw materials from alternative sources, which may result in a significant increase in our operating costs. Included in these increased costs would be development costs associated with qualifying new raw materials and suppliers. We may not be able to procure carbonless base stock, thermal base stock, key chemicals, resins or our other raw materials from alternative suppliers in the future in amounts sufficient to meet our needs or at prices consistent with historical prices. The unavailability of alternative suppliers could subject us to significant cost increases and manufacturing delays and could have a material adverse effect on our operations, earnings and cash flow.

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

We face strong competition in all of our business segments. Our competitors vary in size and the breadth of their product offerings and some of our competitors have significantly greater financial, technical and marketing resources than we do. Regardless of the continuing quality of our primary products, we may be unable to maintain our prices or margins due to:

•	declining overall carbonless market size;

•	accelerating decline in carbonless sheet sales;

•	variations in demand for, or pricing of, carbonless products;

•	increasing manufacturing costs;

•	increasing competition in international markets or from domestic or foreign producers; or

•	declining general economic conditions.

Our inability to compete effectively or to maintain our prices and margins could have a material adverse effect on our earnings and cash flow.

Paperweight Development and its eligible subsidiaries may fail to remain qualified to be taxed as subchapter S corporations and the ESOP may not continue to be exempt from U.S. federal or certain state and local income taxes.

Paperweight Development has made an election to be treated as a subchapter S corporation for U.S. federal and, where recognized, state and local income tax purposes and an election to treat its eligible subsidiaries as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. We believe that, currently, Paperweight Development qualifies as a subchapter S corporation and that Appleton and other eligible subsidiaries are qualified subchapter S subsidiaries. All of the BemroseBooth companies are registered in the United Kingdom and subject to U.K. Inland Revenue tax laws and are not eligible for treatment as qualified subchapter S subsidiaries. Similarly, Appleton’s Canadian subsidiary is subject to Canadian tax law and is not eligible for this treatment.

Section 1362 of the Internal Revenue Code of 1986, as amended, or the Code, provides that a corporation that meets certain requirements may elect to be taxed as a subchapter S corporation. Section 1361 of the Code provides that a corporation that, among other requirements, has all of its stock owned by a subchapter S corporation or a qualified subchapter S subsidiary may elect to be classified as a qualified subchapter S subsidiary. A qualified subchapter S subsidiary is disregarded as a separate entity for federal and most state and local income tax purposes. With limited exceptions, a subchapter S corporation does not pay any income tax. Rather, the income of an S corporation is allocated to its shareholders. An ESOP is exempt from income tax pursuant to Section 501 of the Code and is not taxed on its allocable share of a subchapter S corporation’s income. However, a plan is not treated as an ESOP unless it meets the requirements of Section 4975(e)(7) of the Code.

Our continuing status as a subchapter S corporation and our eligible subsidiaries as qualified subchapter S subsidiaries for U.S. federal and state income tax purposes will depend upon our, and their, ability to continue to meet the eligibility requirements.

It is possible that the Internal Revenue Service, or IRS, could take the position on audit that we are not eligible to be taxed as a subchapter S corporation and, as a consequence, terminate our subchapter S election. Additionally, the applicable law and regulations may change in a way that results in our being taxed as a corporation other than as a subchapter S corporation. Furthermore, the current law that exempts the ESOP trust from taxation on its allocable share of a subchapter S corporation’s income may change.

We realize significant tax savings during profitable years due to the subchapter S corporation status. However, if, for any reason, we were to lose our subchapter S corporation status, or any of our qualified subchapter S subsidiaries loses its qualified subchapter S subsidiary status, we would be required to pay U.S. federal and certain state and local income taxes, thereby reducing the amount of cash available to repay debt or reinvest in our operations, which could have a material adverse effect on our earnings and cash flow. Similarly, if the plan does not qualify as an ESOP and becomes subject to tax on its share of the subchapter S corporation’s income, we would have to distribute cash to the ESOP trust to enable it to pay the resulting taxes, again reducing the amount of cash available to repay debt or to be reinvested in our operations. The termination of Paperweight Development’s subchapter S corporation status or the termination of our subsidiaries’ qualified subchapter S subsidiary status would violate covenants under the senior credit facility and the indentures governing the senior notes and senior subordinated notes and would lead to a default under the senior credit facility and/or the indentures governing the senior notes and senior subordinated notes.

As a subchapter S corporation, we are subject to a corporate-level tax under Section 1374 of the Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the subchapter S election or the date assets are acquired in a carryover basis transaction from a C corporation if the gain is recognized within ten years after the effective date of the subchapter S election or the date of the acquisition. If we sell a material portion of our assets within that ten-year period, we could be subject to a significant tax liability.

Future legislation or regulations intended to reform pension and other employee benefit plans could adversely affect our ability to repay our debt, reinvest in our operations, or grow our business through new product development or through acquisitions.

From time to time in recent years, legislators and agencies of the executive branch have formulated or suggested various legislative proposals that would affect employee benefit plans. If legislation is adopted that requires us to lift restrictions on sales of Paperweight Development common stock held in participants’ KSOP accounts, or that limits the amount of Paperweight Development common stock that may be held by the KSOP, then we may be required to fund the repurchase of substantial amounts of Paperweight Development common stock or take some other action restrictive to our finances. These repurchases or other restrictive actions could reduce the amount of cash available to repay debt, reinvest in our operations or grow our business through new product development or through acquisitions. In addition, these repurchases could violate covenants under our senior credit facility and the indentures governing the senior notes and senior subordinated notes, which could lead to a default under those agreements.

Paperweight Development’s legal obligations to repurchase common stock from employees and former employees may lead to a default under the agreements governing our indebtedness.

It may be necessary for Appleton to make significant distributions to Paperweight Development in order for us to satisfy our share repurchase obligations, under the Employee Retirement Income Savings Act of 1974, or ERISA, and the terms of the KSOP, to current and former employees who are participants in the ESOP. We incur obligations to ESOP participants, when they retire or otherwise terminate employment, to repurchase shares of Paperweight Development. The ESOP allows us to satisfy our share repurchase obligations by installment payments and we currently satisfy our share repurchase obligations to former participants by making five equal annual installment payments. The ESOP also has obligations to permit certain participants to diversify the investment of a portion of their ESOP account, which would otherwise be invested in shares of Paperweight Development stock. However, the agreements governing our indebtedness, including our indebtedness under the senior notes and senior subordinated notes, contain limitations on our ability to satisfy our repurchase obligations. The amount of Paperweight Development’s repurchase obligations may at any time exceed these limitations and Appleton may elect to or be forced to help Paperweight Development meet its obligations. Further, Paperweight Development, as a guarantor of Appleton’s indebtedness, may also be limited to some extent from making payments to the ESOP or its beneficiaries by the terms of its and our indebtedness, including our indebtedness under the senior notes and senior subordinated notes. As a result of Paperweight Development’s legally imposed repurchase obligations, Appleton and/or Paperweight Development may be forced to violate the distribution and/or payment limitations contained in the agreements relating to its and our indebtedness, including our indebtedness under our senior notes and senior subordinated notes, which may ultimately result in a default under the agreements and the notes. Defaults on any of our indebtedness could result in acceleration of our indebtedness and cause us to dispose of our assets or declare bankruptcy and, as a result, we may not have sufficient funds to satisfy our obligations under the senior notes and senior subordinated notes.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own or lease the facilities reflected in the table below. We believe that our plants and facilities have been well maintained, are in good condition, are suitable for their respective operations and provide sufficient capacity to meet production requirements.

Location	Description	Approximate Square Footage	Status
Appleton, Wisconsin (Wisconsin Ave.)	Headquarters Offices and Manufacturing Plant	1,160,000	Owned
Portage, Wisconsin	Capsule Manufacturing Plant	51,700	Owned
Roaring Spring, Pennsylvania	Pulp and Paper Mill	634,000	Owned
West Carrollton, Ohio	Pulp and Paper Mill	750,000	Owned
Merrill, Wisconsin	Flexible Plastics Printing and Converting Plant	128,000	Owned
Rhinelander, Wisconsin	Film and Commercial Packaging Plant	68,800	Owned
Turners Falls, Massachusetts	Film and Commercial Packaging Plant	105,000	Owned
Milton, Wisconsin	Film and Commercial Packaging Plant	47,300	Owned
Derby, England	Headquarters Office and Manufacturing Plant	230,000	Owned
Hull, England	Manufacturing Plant	80,000	Owned
Teesside, England	Manufacturing Plant	15,000	Lease expires 2/20/10
Wednesbury, England	Warehouse (Sublet)	30,156	Lease expires 3/25/13
Appleton, Wisconsin (East Warehouse Road)	Warehouse	432,000	Lease expires 11/30/12
Appleton, Wisconsin (Kensington Drive)	Distribution Center	357,000	Lease expires 12/31/09
Hebron, Kentucky	Distribution Center	194,400	Lease expires 12/31/10
Camp Hill, Pennsylvania	Distribution Center	242,000	Lease expires 8/31/10
Ontario, California	Distribution Center	102,040	Lease expires 7/31/10
Edwardsville, Kansas	Distribution Center	244,000	Lease expires 12/28/10
McDonough, Georgia (1)	Distribution Center	211,000	Lease expires 9/30/10
Portland, Oregon	Distribution Center	53,000	Lease expires 12/31/10
Peterborough, Ontario, Canada	Distribution Center	58,000	Lease expires 12/31/07
Teesside, England	Manufacturing Plant	3,000	Lease expires 5/31/07
Albany, NY (2)	Distribution Center (Vacant)	450,000	Lease expires 7/31/07
Roaring Spring, Pennsylvania	Warehouse	92,200	Lease expires 12/31/07

(1)	The approximate square footage will be reduced to 135,600 on April 1, 2007.
(2)	We will not be renewing this lease.

Our technical papers business is primarily operated at the Appleton and Portage, Wisconsin, West Carrollton, Ohio, and Roaring Spring, Pennsylvania, locations. Our performance packaging business is primarily operated at the Merrill, Rhinelander and Milton, Wisconsin, and Turners Falls, Massachusetts, locations. A significant portion of our secure and specialized print services business is operated at the Derby, Hull and Teesside, England, locations.

Between fiscal 2002 and fiscal 2006, we invested approximately $167 million in capital improvements, approximately $129 million of which was spent at our manufacturing facilities. The primary goal of this capital spending was to improve manufacturing efficiencies, product quality and cycle time. Of the $129 million spent at our manufacturing facilities, approximately $5 million was spent to comply with applicable environmental regulations.

We also maintain eight field sales offices in the U.S., all of which are in leased premises under short-term leases.

Item 3.	Legal Proceedings

We are involved from time to time in certain administrative and judicial proceedings and inquiries related to environmental matters. For a discussion of these environmental matters, see “Item 1. Business – Environmental” and Note 17 of Notes to the Consolidated Financial Statements. Furthermore, from time to time we may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of our business. We have successfully defended such claims, settling some for amounts which are not material to our business and obtaining dismissals in others. While we vigorously defend ourselves and expect to prevail in any similar cases that may be brought against us in the future, there can be no assurance that we will be successful in our defense.

Other than the Lower Fox River matter described in “Item 1. Business – Environmental,” and unless our expectations regarding defending product liability or other matters prove to be wrong, we do not believe that any pending or threatened demands, claims, suits or other legal proceedings will have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the common stock of Paperweight Development or Appleton. All of the outstanding shares of Paperweight Development are owned of record by the KSOP, in which there are approximately 2,655 participants who were invested in the Company Stock Fund as of December 30, 2006. All of the outstanding shares of Appleton are owned of record by Paperweight Development.

No dividends have been declared on the common stock of Paperweight Development or Appleton in the last two fiscal years and neither of these entities currently anticipates paying dividends in the foreseeable future. Each of these entities is restricted from declaring dividends and repurchasing common stock pursuant to provisions contained in our senior credit facility and indentures governing our senior notes and senior subordinated notes. For further information, see Notes 10 and 23 of Notes to Consolidated Financial Statements.

During the year ended December 30, 2006, Paperweight Development sold approximately 275,668 shares of its common stock to the ESOP. The ESOP acquired the shares with payroll deferrals, rollovers and employee loan payments made to the ESOP during the period from January 1, 2006 to December 30, 2006 by employees of Appleton who are participants in the KSOP. The aggregate offering price was $8.2 million. There were no underwriters used and no underwriting discounts or commissions paid. The offer and sale of the shares was made pursuant to Rule 701 under the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data

The following tables set forth selected historical consolidated financial data for Paperweight Development and Appleton as of and for each of the five fiscal years in the five year period ended December 30, 2006. The historical consolidated financial data for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 were derived from our consolidated financial statements included elsewhere in this report, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as indicated in its report included in “Item 8. Financial Statements and Supplementary Data.” The remaining historical financial data presented below were derived from our audited consolidated financial statements not included in this report. The historical consolidated financial data presented in this report are not necessarily indicative of our financial position or the results of operations for any future period. The financial and other operating data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and related notes included elsewhere in this report.

	2006	2005	2004	2003	2002
	(in thousands)
Statement of Operations Data:
Net sales	$1,087,381	$1,046,504	$989,508	$861,453	$897,973
Cost of sales	818,783	785,061	735,075	634,323	630,712

Gross profit	268,598	261,443	254,433	227,130	267,261
Selling, general and administrative	205,657	204,469	197,780	159,103	156,577
Restructuring and other charges (1)	3,605	10,637	2,989	2,629	—
Environmental expense(2)	—	—	—	—	21,017

Operating income	59,336	46,337	53,664	65,398	89,667

Interest expense	49,365	49,780	49,595	54,160	68,354
Debt extinguishment expense	—	—	30,779	1,396	11,754
Interest income	(903)	(976)	(2,232)	(315)	(990)
Other (income) expense	(267)	904	304	(1,085)	(46)

Income (loss) before income taxes	11,141	(3,371)	(24,782)	11,242	10,595
(Benefit) provision for income taxes	(204)	(357)	249	83	503

Net income (loss)	$11,345	$(3,014)	$(25,031)	$11,159	$10,092

Other Financial Data:
Depreciation and amortization	$75,755	$79,844	$77,339	$71,218	$67,977
Capital expenditures	36,462	32,532	36,497	29,903	32,444
Balance Sheet Data (at end of period):
Working capital	$142,065	$145,809	$191,268	$121,602	$89,706
Total assets	1,016,123	1,024,934	1,074,439	1,069,771	960,162
Total debt	531,479	574,011	602,904	562,024	520,673
Redeemable common stock	190,466	185,292	159,329	158,279	133,581
Accumulated deficit	(67,885)	(61,982)	(41,034)	(3,587)	(541)

(1)

Due to the continued decline in Appleton’s carbonless business, a salaried workforce reduction initiative was implemented in fiscal 2003. Appleton has continued to assess its staffing requirements for its headquarters operations and for its plants and mills. Further reductions occurred throughout fiscal 2004, 2005 and 2006. In addition, BemroseBooth also recorded a restructuring charge in fiscal 2005 as a result of a workforce reduction initiative implemented in the third quarter of fiscal 2005. Separately, BemroseBooth also announced an organizational restructuring in the fourth quarter of fiscal 2005 to centralize its operating structure, increase its market focus and position itself for growth opportunities. This organizational restructuring continued during 2006. Late in 2006, in an effort to eliminate job redundancy, employment at Bemrose’s Derby facility was also reduced. See Note 5 of Notes to Consolidated Financial Statements.

(2)	Represents costs related to the Lower Fox River. See “Item 1. Business – Environmental.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial position and liquidity of Paperweight Development Corp. and Appleton Papers Inc. for the three-year period ended December 30, 2006. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

We create product solutions for customers and end users through our development and use of coating formulations and applications as well as encapsulation, security, printing and packaging technologies. We have five reportable business segments: coated solutions, thermal papers, security papers, secure and specialized print services and performance packaging. Note 22 of Notes to Consolidated Financial Statements reports the performance of those five segments.

In 2005, we identified four strategic platforms for the company to help build greater focus on and alignment with the company’s new mission: Customer Focused Quality, operational excellence, growth, and people development and diversity. In connection with the company’s new strategic focus, in late 2005, we announced a restructuring of the company to improve our market focus, streamline the organizational structure, reduce costs and position the company to pursue international growth opportunities. We restructured our operations into three primary businesses to improve the company’s market focus: 1) technical papers, which includes the coated solutions, thermal papers and security papers segments, 2) secure and specialized print services and 3) performance packaging.

We also realigned the management structure of the company into the following three management divisions to streamline our organizational structure and reduce operating costs: 1) technical papers, 2) performance packaging and 3) international. Specifically, the technical papers division includes the coated solutions, thermal papers and security papers segments. The performance packaging division includes the three performance packaging subsidiaries: American Plastics, C&H Packaging and New England Extrusion. The international division includes Appleton’s British subsidiary, BemroseBooth, as well as a sales and marketing team focused on increasing international sales of Appleton’s various products. The realignment of our management structure is consistent with our new mission and promotes effective management by integrating managerial and administrative functions of the new business segments, as well as serving international markets.

Technical Papers

Our coated solutions segment, which includes carbonless paper products, is the largest component of our technical papers business. We believe the carbonless market is declining as users switch to alternative modes of communication and technologies that do not use impact printing to create images. Based on our assessment, we believe that the U.S. carbonless paper market declined by approximately 10% in 2000 and by approximately 7% annually from 2001 through 2006, and will decline over the next five years at rates comparable to historical levels. We believe the worldwide carbonless market is also in decline, with demand declining at approximately 2% to 3% per year. Over the past few years, our management team has developed and implemented growth strategies to offset the declining nature of the U.S. and foreign carbonless markets and the resulting impact on revenue and operating income. The coated solutions segment accounted for approximately 53% of total net sales in fiscal 2006.

In addition to the declining U.S. and foreign carbonless markets, our carbonless business continues to experience the impact of competitive pricing by both foreign and domestic producers. Other domestic carbonless producers, wanting to maintain or increase their market share, have continued their competitive pricing strategies. In addition, foreign competitors, who serve approximately 6% of the U.S. carbonless market, continue with their aggressive, low-price strategy to sell into the U.S. carbonless market, which also leads to a reduction in net selling prices. As a result of this increased pricing competition in recent years, we have continued to experience pressure on our overall carbonless selling prices. However, we continue to successfully implement price increases from time to time as conditions support it.

Market demand for thermal paper has grown, and we expect it to continue to grow as the advantages of thermal printing systems become more widely recognized. These advantages include their competitive cost, quiet operation, cleanliness, speed, high print quality, reliability, portability and their use of a single consumable (thermal paper) versus other printing systems, which require paper and ink or toner cartridges. Based on our assessment, we believe that the annual rates of growth in the U.S. and Canadian thermal market from 2001 to 2006 were between 1% and 10% and averaged nearly 8% for the period. It is estimated that the annual rates of global growth from 2001 to 2006 were between 7% and 11% and averaged nearly 10% for the period.

We have also continued to experience the impact of competitive pricing in most market channels and product lines within our thermal papers segment from both foreign and domestic producers. However, we continue to successfully implement price increases from time to time as conditions warrant.

Secure and Specialized Print Services

We added our secure and specialized print services business through the acquisition of BemroseBooth in December 2003. BemroseBooth provides business critical products with security features and specialized print management services to the transactional services, secure logistics and promotional products markets. The company’s products include security-printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailings and printed calendars.

Performance Packaging

In April 2003, we entered the performance packaging market through our acquisition of C&H Packaging and American Plastics. In January 2005, we added to our performance packaging business with our acquisition of New England Extrusion. C&H Packaging prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. American Plastics produces high-quality, custom multilayered films and commercial packaging. New England Extrusion produces single and multilayer polyethylene films for packaging applications.

Financial Highlights

Results for fiscal 2006 include the following:

•	Net sales totaled a record $1.087 billion, a $41.0 million, or 3.9%, increase from fiscal 2005 net sales levels.

•	Thermal papers segment net sales also reached record levels, increasing nearly 19% from fiscal 2005.

•	Restructuring charges of $3.6 million in fiscal 2006 represented a $7.0 million decrease from 2005.

•

We successfully completed a consent solicitation to amend certain provisions of the indentures governing our senior notes and 9.75% senior subordinated notes to, among other things, modify the restricted payments covenants of the indentures.

•	Management approved a $100 million capital expansion project for our thermal papers segment.

•

Net income of $11.3 million represents an increase of $14.3 million from the $3.0 million net loss in fiscal 2005. This increase was driven primarily by the increased net sales and profitability of three of our five reportable segments—thermal papers, security papers and performance packaging—along with the reduction in restructuring charges.

Comparison of Fiscal 2006 and Fiscal 2005

Net Sales. Net sales for fiscal 2006 reached $1.087 billion, increasing $41.0 million, or 3.9%, compared to $1.046 billion for fiscal 2005. As explained more fully below, technical papers net sales increased from year-earlier levels by $27.1 million while net sales in the secure and specialized print services segment increased by $1.5 million and net sales in the performance packaging segment increased by $12.3 million from 2005.

Technical Papers

Net sales by the technical papers business totaled $861.8 million in fiscal 2006, an increase of $27.0 million, or 3.2%, from fiscal 2005.

•

Coated solutions segment net sales for fiscal 2006 were $572.4 million, a decrease of $18.2 million, or 3.1%, compared to fiscal 2005. Carbonless net sales decreased on a volume decline of 4.1% for the year, which, as was true in 2005, was a lesser rate of decline than expected. International carbonless shipment volumes showed growth versus 2005 of 14.0% while U.S. and Canadian volumes declined from fiscal 2005 levels. The decline in total carbonless volume was somewhat mitigated by improved pricing on both roll and sheet products versus 2005 average prices. This reflects the fact that we were able to successfully implement price increases in certain product segments and geographic regions to help offset raw materials inflation. The percentage of carbonless shipments to international customers increased from fiscal 2005 to fiscal 2006, which has a somewhat negative impact on the sales mix due to the lower selling price points in the international markets Appleton serves.

•

Thermal papers segment net sales for fiscal 2006 were $260.0 million, an increase of $40.7 million, or 18.6%, compared to fiscal 2005. Thermal papers segment volume increased nearly 20% overall for fiscal 2006 as compared to fiscal 2005, with shipments increasing by more than 50% in international markets. Across all market channels, 2006 shipments of our thermal products increased from 2005 levels. In addition to the volume increases, we increased prices for our point-of-sale products and for certain of our higher value added thermal products, depending on the particular grade. Despite these pricing actions, across all product lines and market channels annual average net selling prices for thermal products were down slightly from 2005 average levels, primarily a function of product mix and sales channel mix variations year to year, as well as competitive market pressures.

•

Net sales in the security papers segment included in the technical papers business totaled $29.4 million, an increase of $4.5 million, or 18.1%, when compared to fiscal 2005 on a volume increase of 15.0%. All market channels experienced volume increases from 2005 levels. Pricing levels improved for most product lines versus 2005 as a result of price increases that were successfully implemented.

Secure and Specialized Print Services

Net sales in the secure and specialized print services segment were $113.7 million for fiscal 2006, an increase of $1.5 million, or 1.3%, over fiscal 2005. The increase is primarily attributable to an increase in sales of secure mail services, phone cards, bar-coded labels and security papers, which offset a reduction in calendar and diary sales.

Performance Packaging

The performance packaging segment reported net sales of $111.8 million in fiscal 2006, an increase of $12.3 million, or 12.4%, over fiscal 2005 sales levels. Net sales of film products increased by 13% due to improvements in selling prices and increased shipment volumes. Sales by our converting operation, C&H Packaging, were up only marginally from fiscal 2005.

Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2006 were $205.7 million, an increase of $1.2 million, or 0.6%, compared to fiscal 2005. Within the selling, general and administrative expense category, distribution expenses for our technical papers business were higher than fiscal 2005 by $3.6 million due to higher shipment volumes and higher freight rates, which were impacted by higher fuel costs. Central headquarters costs decreased by $2.0 million from 2005 levels due to cost reduction efforts and the effects of 2005 and 2006 restructuring activities. Amortization costs decreased by $0.7 million in fiscal 2006 versus fiscal 2005 as a result of the net decrease in amortization expense due to having fully amortized the value assigned to certain non-compete agreements and the reduction in amortization associated with certain other intangible asset values.

Restructuring and Other Charges. Restructuring costs in fiscal 2006 totaled $3.6 million. The costs associated with the restructuring announced by Appleton in late 2005 amounted to $1.3 million in fiscal 2006. BemroseBooth made the decision during the third quarter of 2005 to discontinue the traditional printing and binding portions of its information products business. Separately, BemroseBooth had also announced in late 2005 an organizational restructuring to centralize its operating structure, increase its market focus and position itself for growth opportunities. BemroseBooth recorded a charge of

$1.4 million in fiscal 2006 for job eliminations and other exit costs associated with these 2005 decisions. We also recognized $0.9 million of distribution center exit costs during fiscal 2006. See Note 5 of Notes to Consolidated Financial Statements for further information on the effects of the restructuring.

Operating Income.

	(dollars in millions)
	2006	2005
Technical papers
Coated solutions	$50.9	$54.8
Thermal papers	13.4	4.5
Security papers	1.6	(0.8)

Total technical papers	65.9	58.5
Secure and specialized print services	(0.1)	0.1
Performance packaging	9.8	5.9
Unallocated corporate charges and business development costs	(16.3)	(18.2)

Total operating income	$59.3	$46.3

Operating income for fiscal 2006 was $59.3 million, an increase of $13.0 million, or 28.1%, compared to fiscal 2005. Operating income as a percentage of net sales for fiscal 2006 was 5.5% as compared to 4.4% of net sales for fiscal 2005.

Technical Papers

For the technical papers business, operating income for fiscal 2006 was $65.9 million, a $7.4 million increase from the prior year, primarily due to the strong profit increase in the thermal papers segment and the improved profitability of the security papers segment, which more than offset a decline in operating income from the coated solutions segment.

•

Coated solutions segment operating income for fiscal 2006 was $50.9 million, a decrease of $3.9 million compared to fiscal 2005. This decrease was primarily due to the 4.1% decline in carbonless volume, increased raw material and manufacturing costs and a higher percentage of international carbonless sales compared to fiscal 2005.

•

Thermal papers segment operating income for fiscal 2006 was $13.4 million, an increase of $8.9 million compared to fiscal 2005, with the nearly 20% increase in shipment volumes from 2005 levels the principal factor. The increased shipment volumes translated into additional gross profit dollars, which more than offset the negative impacts of an unfavorable sales channel mix, competitive pricing pressures and higher raw material, manufacturing, distribution and selling, general and administrative costs relative to 2005 levels.

•

Appleton’s security papers segment reported operating income of $1.6 million, an improvement of $2.4 million as compared to fiscal 2005. The 15% increase in shipment volumes and improved pricing and sales mix were the major factors in the improved operating results.

Secure and Specialized Print Services

The secure and specialized print services segment reported an operating loss of $0.1 million as compared to $0.1 million of operating income in fiscal 2005. A reduction in restructuring charges relative to fiscal 2005 and other cost reduction initiatives were more than offset by increased employee benefits expense.

Performance Packaging

The performance packaging segment reported operating income for fiscal 2006 of $9.8 million, an increase of $3.9 million compared to fiscal 2005. The increase in operating income for fiscal 2006 was driven by increased sales volumes and reductions in plant costs and selling, general and administrative expenses.

Unallocated Corporate Charges and Business Development Costs

Our unallocated corporate charges and business development costs for fiscal 2006 were $16.3 million, a decrease of $1.9 million compared to fiscal 2005, largely a function of the cost reductions resulting from prior year restructuring activities. Our unallocated corporate charges and business development costs relate to corporate charges not specific to a business segment and expenditures associated with our technology development team, which works to leverage and expand our expertise in coating applications, coating formulations, microencapsulation, security and other technologies. We also incurred expenditures related to our marketing and research and development efforts, which are focused on growing our performance packaging business for both consumer and commercial markets. Also included in unallocated corporate charges and business development costs are restructuring costs associated with selective workforce reductions in corporate support functions.

Interest Expense.

	(dollars in millions)
	2006	2005
Interest expense – term loans	$15.4	$13.4
Interest expense – senior notes	13.8	14.8
Interest expense – senior subordinated notes	15.5	15.5
Interest expense – deferred debt expense	2.8	2.1
Interest expense – Fox River accretion	—	1.4
Interest expense – other	1.9	2.6

Total interest expense	$49.4	$49.8

Interest expense for fiscal 2006 was $49.4 million, a decrease of $0.4 million, or 0.8%, compared to fiscal 2005. The increase in interest expense on term loans for fiscal 2006 as compared to fiscal 2005 is primarily attributable to the impact of higher short-term rates for 2006 on the unhedged portion of our term loan obligation, offset by a reduction in outstanding indebtedness, as we made payments against our term loan obligation during 2006 totaling $35.8 million. We also made payments of $4.4 million to retire some of our senior notes, which, when combined with a full year’s interest savings on the $13 million in senior notes retired during fiscal 2005, reduced the interest expense on the senior notes by $1.0 million as compared to fiscal 2005. The discounted share of the Lower Fox River costs for which Appleton is responsible had been fully accreted by the end of fiscal 2005 to $25.0 million, representing Appleton’s share of the liability under the terms of its agreement with AWA. Thus, no accretion was recorded in fiscal 2006. Deferred debt expense increased by $0.7 million due to the increase in the amortization of deferred debt expenses, attributable to our 2006 bond consent process, and the write-off of deferred debt costs associated with voluntary debt repayments. Other interest expense decreased by $0.7 million from fiscal 2005 due to lower utilization of our revolving line of credit in 2006 when compared to 2005. (For further information on Appleton’s indemnification agreement with its former parent, AWA, see Notes 1 and 17 of Notes to Consolidated Financial Statements.)

Foreign Exchange (Gain) Loss. We recognized a foreign exchange gain of $0.3 million for fiscal 2006 as compared to a $0.9 million loss in the prior year. This reflects the effects of a U.S. dollar that has weakened since the end of 2005.

(Benefit) Provision for Income Taxes. In connection with the acquisition of Appleton, we elected to be treated as a subchapter S corporation and for our eligible subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result of these elections, we expect to incur no future U.S. income tax liability and minimal state and local income tax liabilities. The American Plastics and C&H Packaging subsidiaries acquired in 2003, as well as New England Extrusion, acquired in January 2005, are eligible for such treatment. Appleton’s Canadian subsidiary, Appleton Papers Canada Ltd., and BemroseBooth, a company registered in the U.K. and subject to U.K. Inland Revenue tax laws, are not eligible for treatment as qualified subchapter S subsidiaries. As a result, we will incur a foreign tax liability. As a subchapter S corporation, we are subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If we sell a material portion of our assets in the future, we could be subject to a significant tax liability.

For fiscal 2006, we recorded a tax benefit of $0.2 million. A tax benefit of $0.8 million was recorded at BemroseBooth. This was offset by a $0.6 million tax provision recorded for Canadian income taxes.

Net Income (Loss). Net income for fiscal 2006 was $11.3 million, an increase in profitability of $14.3 million compared to fiscal 2005. Results for fiscal 2006 when compared to fiscal 2005 primarily reflect higher net sales and gross profit and lower restructuring charges.

Effects of Inflation. The cost for certain of our raw materials, including base stock, chemicals and pulp, as well as the cost for energy, including natural gas, oil and electricity, has generally been subject to price changes and can have a material effect on our business, financial condition and results of operations. The costs for certain raw materials and energy increased during fiscal 2006 and are expected to continue to increase. Through price increases, we have historically been able to pass on to our customers at least a portion of the increases in the cost of its raw materials. We must rely on cost-cutting measures and productivity and efficiency gains to offset the remaining portion of these cost increases. While we expect that any significant increase in raw materials or energy will be offset by price increases to our customers and/or by our cost containment, productivity and efficiency initiatives, should we be unable to pass on or mitigate any future price increases, our profitability could be adversely affected.

Comparison of Fiscal 2005 and Fiscal 2004

Net Sales. Net sales for fiscal 2005 topped the $1 billion mark, increasing $56.0 million, or 5.8%, to $1.046 billion, compared to nearly $990 million for fiscal 2004. As explained more fully below, though coated solutions segment net sales declined from year-earlier levels, thermal papers and security papers segment net sales increased, as did net sales in the secure and specialized print services segment. Performance packaging segment net sales more than doubled from 2004 with the acquisition of the assets of New England Extrusion.

Technical Papers

Net sales by the technical papers business totaled $834.8 million in fiscal 2005, an increase of $2.3 million, or 0.3%, from fiscal 2004.

•

Coated solutions segment net sales for fiscal 2005 were $590.5 million, a decrease of $11.6 million, or 1.9%, compared to fiscal 2004. Carbonless net sales decreased on a volume decline of 4.6% for the year, which, as was true in 2004, was a lesser rate of decline than expected. International carbonless shipment volumes showed growth versus 2004 of more than 5%. The decline in total carbonless volume was somewhat mitigated by improved pricing on both roll and sheet products versus 2004 average prices. Annual average net selling prices across the entire carbonless business increased approximately 2.5% for fiscal 2005 as compared to fiscal 2004. This reflects the fact that Appleton was able to successfully implement price increases for both rolls and sheets in the domestic and international markets that it serves. The percentage of carbonless shipments to international customers increased slightly from fiscal 2004 to fiscal 2005, which has a somewhat negative impact on net sales in terms of the sales mix due to the lower selling price points in the international markets that Appleton services.

•

Thermal papers segment net sales for fiscal 2005 were $219.3 million, an increase of $10.3 million, or 4.9%, compared to fiscal 2004. Thermal papers segment volume increased 2.8% overall for fiscal 2005 as compared to fiscal 2004 with shipments off slightly in the domestic and Canadian markets but increasing by approximately 33% in international markets. Across all market channels, 2005 shipments of Appleton’s high volume point-of-sale products declined by more than 7% from 2004 levels while shipments of the tag and ticket grades increased by more than 39% and label grades increased by more than 10% versus fiscal 2004. In addition to the volume increases, Appleton implemented price increases on most of its product lines effective from June 2005, which contributed to the overall net sales increase relative to fiscal 2004. Across all product lines, annual average net selling prices for thermal products were up approximately 3% from 2004 average levels, a function of both price increases and sales mix variations year to year.

•

Security papers segment net sales included in the technical papers business totaled $24.9 million, an increase of $3.7 million, or 17.5%, when compared to fiscal 2004 on a volume increase of 16.2%. Pricing levels improved versus 2004 as a result of price increases that were successfully implemented.

Secure and Specialized Print Services

Net sales in the secure and specialized print services segment were $112.2 million for fiscal 2005, an increase of $2.2 million, or 2.0%, over fiscal 2004. The increase is primarily attributable to strength in sales of secure mail services, phone cards and rail and car park tickets.

Performance Packaging

The performance packaging segment reported net sales of $99.5 million in fiscal 2005, an increase of $52.5 million, or nearly 112%, over fiscal 2004 sales levels. The addition of the results of New England Extrusion from January 11, 2005 accounts for virtually all of the increase, though sales by American Plastics and C&H Packaging increased a combined 2.8% from 2004.

Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2005 were $204.5 million, an increase of $6.7 million, or 3.4%, compared to fiscal 2004. In total, selling, general and administrative costs of New England Extrusion represented an additional $6.5 million in such expenses. Within the selling, general and administrative expense category, distribution expenses for our technical papers business were higher than fiscal 2004 by $2.9 million due to higher freight costs, which were affected by rising oil prices and general supply and demand conditions in the transportation market. Distribution costs for the performance packaging businesses other than New England Extrusion were up by $1.1 million versus 2004 on higher sales levels and higher freight costs. Central headquarters costs decreased by $5.7 million from 2004 levels due to cost reduction efforts and the effects of on-going restructuring activities. Other expenses increased by $3.4 million as a result of some job redesign costs and an increase in losses on the disposal of fixed assets. Amortization costs increased by $0.6 million in fiscal 2005 versus fiscal 2004 as a result of the net increase in amortization expense due to the amortization of intangible assets acquired as part of the acquisition of New England Extrusion.

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

Operating Income.

	(dollars in millions)
	2005	2004
Technical papers
Coated solutions	$54.8	$59.3
Thermal papers	4.5	7.9
Security papers	(0.8)	(2.2)

Total technical papers	58.5	65.0
Secure and specialized print services	0.1	2.6
Performance packaging	5.9	3.3
Unallocated corporate charges and business development costs	(18.2)	(17.2)

Total operating income	$46.3	$53.7

Operating income for fiscal 2005 was $46.3 million, a decrease of $7.4 million, or 13.8%, compared to fiscal 2004. Operating income as a percentage of net sales for fiscal 2005 was 4.4% as compared to 5.4% of net sales for fiscal 2004.

Technical Papers

For the technical papers business, operating income for fiscal 2005 was $58.5 million, a $6.5 million decline from the prior year, primarily due to profit declines in the coated solutions and thermal papers segments and $3.7 million of restructuring costs.

•

Coated solutions segment operating income for fiscal 2005 was $54.8 million, a decrease of $4.5 million compared to fiscal 2004. Volume declines in the carbonless product line were more than offset by improved pricing and sales mix, which resulted in an additional $7.3 million contribution to gross profit. Manufacturing efficiency gains and continued cost reduction efforts also positively affected profitability. Offsetting these factors, however, were raw material price increases and manufacturing cost increases in the areas of salaries and labor costs, utilities and employee benefits and a higher percentage of international carbonless sales compared to fiscal 2004. The net effect of the manufacturing cost increases served to reduce profitability by approximately $12.3 million. Fiscal 2005 results also reflect the recognition of $3.0 million of restructuring costs by this segment.

•

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

•

Our security papers segment reported an operating loss of $0.8 million, which includes a restructuring charge of $0.3 million, an improvement of $1.4 million as compared to fiscal 2004. The security papers segment increased its gross profit contribution by $1.3 million as a result of a 16.4% shipment volume increase, improved pricing and sales mix, and productivity improvements.

Secure and Specialized Print Services

The secure and specialized print services segment returned a small operating profit of $0.1 million as compared to a $2.6 million operating profit in fiscal 2004. BemroseBooth increased its gross profit contribution by $0.8 million from fiscal 2004 but the biggest single factor was the $3.2 million in restructuring charges taken over the third and fourth quarters of 2005, as described above.

Performance Packaging

The performance packaging segment reported operating income for fiscal 2005 of $5.9 million, an increase of $2.6 million compared to fiscal 2004. The January 11, 2005 acquisition of New England Extrusion added approximately

$10.3 million of gross profit, which more than offset a modest decline in the profitability of the other performance packaging businesses caused by generally soft market conditions in the first half of fiscal 2005. The selling, general and administrative expenses attributable to New England Extrusion added $6.5 million of cost.

Unallocated Corporate Charges and Business Development Costs

Unallocated corporate charges and business development costs for fiscal 2005 were $18.2 million, an increase of $1.0 million compared to fiscal 2004. Unallocated corporate charges and business development costs relate to corporate charges not specific to a business segment and expenditures associated with our technology development team, which works to leverage and expand our expertise in coating applications, coating formulations, microencapsulation, security and other technologies. We also incurred expenditures related to our marketing and research and development efforts, which are focused on growing its performance packaging business for both consumer and commercial markets. Also included in unallocated corporate charges and business development costs are restructuring costs associated with selective workforce reductions in corporate support functions.

Interest Expense.

	(dollars in millions)
	2005	2004
Interest expense – term loans	$13.4	$8.4
Interest expense – senior notes	14.8	8.4
Interest expense – senior subordinated notes	15.5	19.5
Interest expense – deferred debt expense	2.1	2.3
Interest expense – deferred payment obligation	—	7.5
Interest expense – Fox River accretion	1.4	1.3
Interest expense – other	2.6	2.2

Total interest expense	$49.8	$49.6

Interest expense for fiscal 2005 was $49.8 million, an increase of $0.2 million, or 0.4%, compared to fiscal 2004. The increase in interest expense for fiscal 2005 as compared to fiscal 2004 is the net effect of the changes brought about by our 2004 refinancing of our existing credit facility and the overall increase in debt due to the additional term loans and the new senior notes and senior subordinated note offerings in fiscal 2004. We eliminated approximately $193 million of old notes and the deferred payment obligation to AWA, which accreted in value at the rate of 10% per annum. These obligations were replaced by new senior notes and senior subordinated notes that carry interest rates of 8.125% and 9.75%, respectively. The increase in interest expense for the senior notes is a function of realizing a full year’s interest in 2005 as compared to only a little more than 6 months during 2004. While the new note series lowered the interest rate on our fixed-rate debt, the term loan obligations of the new senior credit facility carry a variable interest rate and were subject to the steadily increasing interest rates experienced by the U.S. economy in 2005. The increasing rates, coupled with a higher balance of term debt post-refinancing, generated the $5.0 million increase in term loan interest expense in fiscal 2005. The discounted share of the Lower Fox River costs for which Appleton is responsible was accreted by $1.4 million in fiscal 2005 as compared to $1.3 million in fiscal 2004 and has now been fully accreted to $25.0 million, representing Appleton’s share of the liability under the terms of its agreement with AWA. (For further information on Appleton’s indemnification agreement with its former parent, AWA, see Notes 1 and 17 of Notes to Consolidated Financial Statements.)

Debt Extinguishment Expenses. As a result of our June 2004 debt refinancing, we recognized $30.8 million in debt extinguishment expenses in fiscal 2004 associated with previous debt issues. No debt extinguishment expenses were required to be recognized in fiscal 2005.

Interest Income. Interest income for fiscal 2005 was $1.0 million, a decrease of $1.2 million compared to the $2.2 million reported for fiscal 2004. The decrease was almost solely due to the fact that in 2004 Appleton realized $1.4 million of interest on federal and state income tax refunds, whereas in fiscal 2005, only $0.1 million of interest was earned on tax refund claims. We earned an additional $0.2 million of interest income versus fiscal 2004 as a result of higher prevailing interest rates on our short-term investments.

Foreign Exchange (Gain) Loss. We recognized a foreign exchange loss of $0.9 million for fiscal 2005 as compared to a $0.3 million loss in the prior year.

(Benefit) Provision for Income Taxes. In connection with the acquisition of Appleton, we elected to be treated as a subchapter S corporation and for our eligible subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result of these elections, we expect to incur no future U.S. income tax liability and minimal state and local income tax liabilities. The American Plastics and C&H Packaging subsidiaries acquired in 2003, as well as New England Extrusion, acquired in January 2005, are eligible for such treatment. Appleton’s Canadian subsidiary, Appleton Papers Canada Ltd., and BemroseBooth, a company registered in the U.K. and subject to U.K. Inland Revenue tax laws, are not eligible for treatment as qualified subchapter S subsidiaries. As a result, we will incur a foreign tax liability. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If we sell a material portion of our assets in the future, we could be subject to a significant tax liability.

For fiscal 2005, we recorded a tax benefit of $0.4 million, which included a $0.9 million tax benefit recorded by BemroseBooth and a $0.5 million provision for state and Canadian income taxes for our other businesses.

Net Income (Loss). The net loss for fiscal 2005 was $3.0 million, an increase in profitability of $22.0 million compared to fiscal 2004. Results for 2004 were impacted by the recognition of $30.8 million of debt extinguishment expenses. Results for fiscal 2005 reflected the addition of New England Extrusion, offset by the decline in gross profit for several of the businesses and the increase in restructuring charges.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities for fiscal 2006 was $104.7 million, an increase of $31.0 million over fiscal 2005. Net income provided $11.3 million in operating cash while a decrease in working capital provided another $6.7 million of operating cash flow for the period. Non-cash charges included $66.3 million of depreciation, $9.4 million of intangible asset amortization, $2.8 million of amortization of financing fees, $6.8 million in employer matching contributions for purchases of Paperweight Development common stock and $1.2 million of losses on equipment disposals. We also reduced our accrued pension liability by $0.8 million, the net result of an increase in our actuarial liability offset by $6.0 million in pension contributions made to the pension trust.

The $6.7 million decrease in working capital was driven by a $23.6 million increase in accounts payable and other accrued liabilities and a $5.3 million decrease in inventories. These changes more than offset the $12.7 million increase in accounts receivable, a $5.3 million increase in other current assets and a $4.3 million decrease in the restructuring reserve as we paid out severance benefits and other amounts related to restructuring activities and distribution center exit costs. Trade accounts payable were $17.0 million higher at year-end 2006 in the technical papers division than at the end of fiscal 2005, primarily due to the fact that year-end 2005 payables had been somewhat lower than normal. Accrued payroll in the technical papers division was up by $8.5 million compared to 2005, primarily due to higher bonus accruals. Most of the reduction in inventory levels is within the technical papers division and is attributable to base stock management initiatives and reductions in thermal finished goods inventories. Trade accounts receivable were higher than fiscal 2005 in the technical papers division by $7.7 million, primarily a result of higher fourth quarter net sales in fiscal 2006 vs. 2005, and $5.4 million higher at BemroseBooth, primarily due to exchange rate fluctuations and a block of new business originating from the Hull facility during 2006.

Net cash provided by operating activities for fiscal 2005 was $73.7 million, with depreciation and amortization charges of $79.8 million the major component. Appleton recognized $7.9 million in non-cash employer matching contributions for the purchase of Paperweight Development common stock during the year. Other significant non-cash charges included $2.1 million of amortization on financing fees, $1.6 million of losses on equipment disposals and $1.4 million of accretion toward Appleton’s share of the Lower Fox River environmental liability. The most significant use of cash was an increase in working capital of $12.1 million during fiscal 2005, which was primarily the result of a $9.0 million increase in inventories and a $6.6 million increase in other current assets. The inventory increase was primarily a result of increases in raw materials and finished goods within the technical papers business, an increase in work in process at C&H Packaging, and an increase in finished goods at BemroseBooth. The increase in other current assets is a result of the $7.6 million increase in the indemnification receivable from AWA. (See Notes 1 and 17 of Notes to Consolidated Financial Statements.)

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

Cash Flows from Investing Activities. Net cash used by investing activities totaled $35.7 million for fiscal 2006. We invested $36.5 million in a number of individual capital projects, offset by $0.8 million in proceeds from the sale of used equipment.

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

On June 11, 2004, Appleton completed a voluntary refinancing of its debt. Appleton’s annual capital investment levels are restricted by the terms of our new senior credit facility to no more than $50 million per year, provided, however, that up to $25 million not expended under this covenant may be carried over to the following fiscal year. The senior note indenture and senior subordinated note indenture entered into in connection with this refinancing do not place specific dollar limitations on capital investments.

Cash Flows from Financing Activities. Net cash used by financing activities in fiscal 2006 was $67.7 million. We made payments against our term loans totaling $35.8 million, of which $7.8 million represented mandatory prepayments (including a $5.6 million excess cash flow payment) and $28.0 million represented voluntary prepayments. Additionally, a total of $4.4 million of our senior notes were purchased during fiscal 2006. We also paid $8.0 million in fees associated with our 2006 bond consent solicitation process. (Refer to “Description of Outstanding Indebtedness,” below, for a discussion of the consent solicitation process.) During the course of 2006, we paid a net of $1.8 million more on our revolving credit facility than we borrowed. Proceeds from the issuance of Paperweight Development redeemable common stock totaled $8.2 million during 2006 while $27.1 million was expended during the period to redeem shares of the stock pursuant to employee requests to diversify their holdings in the ESOP and for distributions upon retirement or termination. Payments to redeem common stock were approximately $17.7 million higher in 2006 than in 2005 based on the number of redemption requests from plan participants. Our senior credit facility and cash flows from operations are expected to be adequate to meet our forecasted liquidity needs for fiscal 2007.

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

Net cash provided by financing activities was $13.2 million in fiscal 2004, primarily a function of the June 11, 2004 voluntary refinancing of debt accomplished by Appleton. (Refer to “Description of Outstanding Indebtedness,” below, for a description of the principal components of the refinancing.)

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

Description of Outstanding Indebtedness. As described below, following Appleton’s June 2004 refinancing, $7 million of the old 12.5% series B senior subordinated notes remained outstanding. These old senior subordinated notes are unsecured obligations of Appleton, ranking subordinate in right of payment to all senior debt, and are unconditionally and jointly and severally guaranteed by Paperweight Development and substantially all of Appleton’s subsidiaries. Interest on the notes is payable semi-annually in June and December of each year. With certain exceptions, the old notes were not redeemable at Appleton’s option prior to December 15, 2005. On or after December 15, 2005, Appleton may redeem during the twelve-month period beginning on December 15 of the applicable year all or part of the notes at a specified redemption price, which drops to 100% in 2007 and thereafter, plus accrued and unpaid interest and liquidated damages, if any. As of December 30, 2006, Appleton had not redeemed any portion of the remaining old senior subordinated notes.

On June 11, 2004 Appleton underwent a voluntary refinancing of its debt. Principal components of the refinancing included a new senior credit facility, a series of senior notes and a new series of senior subordinated notes. The senior credit facility includes a six-year, $250 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which is determined by reference to a pricing grid. Effective March 21, 2006, Appleton fixed the interest rate, at 7.16%, on $100.0 million of this outstanding term loan with a three-year interest rate swap contract. Initially, mandatory principal payments of $625,000 were due quarterly. The required quarterly payment amount is adjusted as Appleton makes additional voluntary principal payments and any remaining balance is due in equal payments on March 31, 2010, and June 11, 2010. The required quarterly payment amount currently stands at $501,367. The senior credit facility also includes a five-year, $125 million revolving credit facility.

As part of the 2004 refinancing, Appleton also issued $185 million aggregate principal amount of 8.125% senior notes due 2011 and $150 million aggregate principal amount of 9.75% senior subordinated notes due 2014. The proceeds of the senior credit facility were used to repay the amounts outstanding under the old senior credit facility, plus interest, consisting of two term loans of $14.0 million and $130.7 million, respectively. The balance of the proceeds of the senior credit facility, together with the proceeds of the offering of the senior notes and the senior subordinated notes, were used to repurchase approximately $193 million, plus interest, of the approximately $200 million in aggregate principal amount outstanding of the old 12.5% series B senior subordinated notes and the deferred payment obligation. The deferred payment obligation, which was due May 8, 2010, had accreted at 10% per annum to $180.3 million as of June 11, 2004. AWA discounted this obligation by $13.2 million and accepted $167.1 million as payment in full of the obligation.

Long-term obligations, excluding capital lease obligations, consist of the following:

	(dollars in millions)
	2006	2005
Senior secured variable rate notes payable at LIBOR plus 2.25%, $0.5 million due quarterly with $94.8 million due March 31, 2010 and $94.8 million due June 11, 2010	$195.5	$231.3
Revolving line of credit at LIBOR plus 2.5%	—	2.0
Revolving line of credit at UK bank base rate plus 2.5%	0.2	—

	195.7	233.3
Less obligations due within one year	(6.4)	(7.9)

	189.3	225.4
Unsecured variable rate industrial development bonds, 3.7% average interest rate at December 30, 2006, $2.7 million due in 2013 and $6.0 million due in 2027	8.7	8.7
Senior notes payable at 8.125%, due June 15, 2011	167.6	172.0
Senior subordinated notes payable at 9.75%, due June 15, 2014	150.0	150.0
Senior subordinated notes payable at 12.5%, due December 15, 2008	7.0	7.0

Total long-term obligations	$522.6	$563.1

The senior credit facility, senior notes and senior subordinated notes contain affirmative and negative covenants. In general, the covenants contained in the senior credit facility are more restrictive than those of the senior notes and senior subordinated notes. Among other restrictions, the covenants contained in the senior credit facility require Appleton to meet specified financial tests, including certain leverage, interest and fixed charge coverage ratios, which become more restrictive over the term of the debt. If Appleton defaults on any of these provisions, it could require the repayment of the amounts outstanding, which were approximately $513 million as of December 30, 2006. Based on management’s expectations for fiscal 2007, Appleton anticipates that it will be able to make the required principal and interest payments and comply with all covenants and other requirements set forth in the senior credit facility and the indentures governing the senior notes and senior subordinated notes.

The senior credit facility, senior notes and senior subordinated notes also contain covenants, which, among other things, restrict Appleton’s ability and the ability of Appleton’s other guarantors of the senior credit facility, senior notes and senior subordinated notes to incur liens; engage in transactions with affiliates; incur or guarantee additional indebtedness; declare dividends or redeem or repurchase capital stock; make loans and investments; engage in mergers, acquisitions, consolidations and asset sales; acquire assets, stock or debt securities of any person; make capital expenditures; terminate the subchapter S corporation status of Paperweight Development or the qualified subchapter S subsidiary status of its subsidiaries eligible to elect such status; amend its debt instruments; amend or terminate the ESOP; amend other agreements related to the transaction with AWA; repay other indebtedness; use assets as security in other transactions; enter into sale and leaseback transactions; sell equity interests in our subsidiaries; and engage in new lines of business.

During the second quarter of fiscal 2006, we successfully completed a consent solicitation to amend certain provisions of the indentures governing our 8.125% senior notes due 2011 and 9.75% senior subordinated notes due 2014 to, among other things, modify the restricted payments covenants of the indentures, allow changes to the documentation for the ESOP that are not reasonably likely to result in a material adverse change to Appleton and provide for additional interest on the 8.125% senior notes and 9.75% senior subordinated notes in certain circumstances pertaining to ESOP-related payments. As a result, Appleton was able to make in the second quarter of 2006, and expects to continue to make, required ESOP distributions without violating the covenant limitations of the indentures governing the 8.125% senior notes and the 9.75% senior subordinated notes. In consideration for the consent, Appleton paid to the consenting noteholders a consent fee of $25.00 for each $1,000 principal amount of 8.125% senior notes and 9.75% senior subordinated notes, resulting in an $8.0 million payment. This amount was capitalized as debt issuance costs and will be amortized over the remaining life of the notes. An additional $1.3 million was incurred in bank and legal fees and has been recorded in our consolidated statement of operations for the fiscal year ending December 30, 2006.

The senior credit facility is unconditionally guaranteed by Paperweight Development and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The senior notes and senior subordinated notes are unconditionally guaranteed by Paperweight Development, C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and New England Extrusion Inc.

Off-Balance Sheet Arrangements. Appleton had no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of, or requirements for, capital resources at December 30, 2006.

Disclosures about Contractual Obligations and Commercial Commitments. A summary of Appleton’s significant contractual obligations and other commercial commitments as of December 30, 2006, is as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Long-term debt	$528,969	$6,384	$11,010	$352,739	$158,836
Capital lease obligation	2,510	579	1,283	648	—
Operating leases	25,549	7,352	11,424	5,280	1,493
Unconditional purchase obligation(1)	3,770	3,770	—	—	—
Other long-term obligations (2)	138,098	17,252	53,205	17,018	50,623

Total contractual cash obligations	$698,896	$35,337	$76,922	$375,685	$210,952

(1)	Represents a contractual arrangement for the purchase of raw materials from a supplier.
(2)	Represents obligations for pension, postretirement health benefits, deferred compensation payments, severance payments and Appleton’s $25 million share of the Lower Fox River costs.

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

	Estimate of Potential Commitment per Period
Other Commitments	Total	Less Than 1 Year	1-3 Years	4-5 Years
	(dollars in thousands)
Estimated share repurchase liability	$184,000	$30,000	$70,000	$84,000

Appleton expects that a portion of this share repurchase liability will be funded from new deferrals from employees into the Company Stock Fund. Employees may defer, on a pre-tax basis, a percentage of their pay in an amount, subject to certain IRS limitations, equal to between 2 percent and 50 percent of their annual compensation. Participants have the option of directing their deferrals to the 401(k) Fund, the Company Stock Fund, or a combination of both. Appleton believes that new deferrals from employees into the Company Stock Fund for the five-year period presented above will aggregate approximately $35 million, which would reduce and defer the repurchase liability set forth in the table above.

Deferrals directed to the Company Stock Fund accumulate in a short-term interest-bearing account within the ESOP trust until the next valuation date, June 30 or December 31. At that time, these deferrals, and the interest earned on these amounts, are used to purchase shares based upon the price of a share of Paperweight Development common stock on the valuation date preceding or following the date on which the participant made the deferrals, whichever is lower.

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

Disclosures About Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Our accounting policies are disclosed in the fiscal 2006 Notes to Consolidated Financial Statements. The following policies are considered by management to be the most critical in understanding the judgments that are involved in the preparation of the consolidated financial statements and the uncertainties that could impact our results of operations, financial position and cash flows. Management has discussed the development, selection and disclosure of these estimates and assumptions with the audit committee and board of directors.

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

Redeemable Common Stock. Redeemable equity securities are required to be accreted so the amount on the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. We accreted the redeemable common stock by $17.2 million for the year ended December 30, 2006. Redeemable common stock is being accreted up to the earliest redemption date, mandated by federal law, based upon our estimated fair market value of the redeemable common stock as of December 30, 2006. We estimate that the earliest redemption date, as mandated by federal law, occurs when the participant reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the participant has the right to make diversification elections for a period of six years. The fair value of redeemable common stock is determined by an independent, third party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Based upon the estimated fair value of the redeemable common stock currently outstanding, an ultimate redemption amount of approximately $388 million has been determined. The accretion is being charged to retained earnings because redeemable common stock is the only class of shares outstanding.

Restructuring. Charges related to involuntary employee termination benefits are recognized in the period management’s plan of termination meets four specified criteria and has been communicated to employees as appropriate. The timing of recognition and related measurement of a liability for one-time termination benefits depends on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period.

A liability for costs to terminate a contract before the end of its term is recognized and measured at its fair value when the contract is terminated in accordance with the contract terms. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to us is recognized and measured at its fair value when we cease to use the right conveyed by the contract. A liability for other costs associated with an exit or disposal activity is recognized and measured at its fair value in the period in which the liability is incurred. The ultimate costs associated with these termination and exit activities may differ from original estimates.

Income Taxes. In conjunction with the acquisition of Appleton, we elected to be treated as a subchapter S corporation and elected to treat our eligible subsidiaries, including Appleton, as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result of these elections, we expect to incur no future U.S. income tax liability and expect minimal state and local income tax liabilities. The American Plastics and C&H Packaging subsidiaries acquired in 2003, as well as New England Extrusion, acquired in January 2005, are eligible for such treatment. Appleton’s Canadian subsidiary, Appleton Papers Canada Ltd. and BemroseBooth, a company registered in the U.K. and subject to U.K. Inland Revenue tax laws, are not eligible for treatment as qualified subchapter S subsidiaries. As a result, we will incur a foreign tax liability. Appleton’s income tax reserve at December 30, 2006, covers various audit issues and provisions for certain non-U.S. entities. All U.S. federal C corporation tax years are closed, except to the extent that we have refund claims outstanding in those years. Various Canadian and U.K. tax years and various state and local C corporation tax years remain open.

Inventories. We value product inventories primarily at the lower of cost or market. Cost is determined using the last-in, first-out, or LIFO, method for the majority of finished goods, work in process and raw materials. Stores and spare parts inventory is valued at average cost and other inventory is valued using the first-in, first-out, or FIFO, method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment relating to excess and obsolete inventory. Any actions taken by our customers that could impact the value of our inventory are considered when determining the lower of cost or market valuations.

Accounts Receivable. We value accounts receivable net of an allowance for uncollectible accounts. This allowance is based on our estimate of the portion of the receivables that will not be collected in the future. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

Goodwill and Other Intangible Assets. Goodwill and intangible assets with indefinite lives must be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We performed impairment reviews for our secure and specialized print services and performance packaging reporting units using a fair value method based on management’s judgments and assumptions. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms length basis. In estimating the fair value, we use multiples of earnings based on the average of historical published multiples of earnings of comparable entities with similar operations and economic characteristics. These estimates are also based, in part, on the results of the independent third-party evaluation performed semi-annually in conjunction with our ESOP share price valuation. The estimated fair value is then compared with the carrying amount of the reporting units, including recorded goodwill. We are subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed at December 30, 2006, indicated that the estimated fair value of the secure and specialized print services and performance packaging reporting units exceeded their corresponding carrying amounts, including recorded goodwill and, as such, no impairment existed at that time.

Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are tested for impairment when events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangible assets, which are not amortized, are also subject to annual impairment testing. The impairment testing performed at December 30, 2006, indicated that the estimated fair value of our indefinite-lived intangible assets exceeded their corresponding carrying amounts and, as such, no impairment existed at that time.

A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and the respective indefinite lived intangible assets. While we believe our judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required in the future.

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

Sales Returns and Allowances. A reserve is established for expected sales returns and allowances. The amount of the reserve is based on historic sales and returns and allowances data, which is analyzed by product line and market channel to determine average returns and allowances as a percent of gross sales. This percentage is applied to recent sales activity and is adjusted, as necessary, for any significant known claims or trends.

Employee Benefit Plans. We provide a range of benefits to our employees and retired employees, including pensions and postretirement healthcare. The determination of our obligation and expense for pension and other postretirement benefits, such as retiree healthcare and life insurance, is dependent on the selection of certain assumptions used by our actuaries in calculating such amounts. Those assumptions include, among others and where applicable, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends, when appropriate. Significant differences in actual experience or significant changes in assumptions may materially affect our pension and other postretirement obligations and our future expense.

Environmental and Legal Matters

Our operations are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of wastewater and storm water, storage, treatment and disposal of materials and waste, remediation of soil, surface water and groundwater contamination and liability for damages to natural resources.

Compliance with these laws and regulations is an important factor in our business. We expect to incur capital expenditures of approximately $3.7 million in 2007 and a total of approximately $3.8 million from 2008 through 2011 and to continue to incur expenditures after 2011 in order to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. For example, several of our facilities are subject to MACT regulations under the Clean Air Act for Industrial/Commercial Boilers and Process Heaters, which regulations may require significant expenditures to achieve compliance with new emissions limitations. The projected capital expenditures required to achieve MACT compliance are included in the projected capital expenditures set forth above.

We are subject to strict and, under some circumstances, joint and several liability for the investigation and remediation of environmental contamination, including contamination caused by other parties, at properties that we own or operate and at properties where we or our predecessors have arranged for the disposal of regulated materials. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. We could be involved in additional proceedings in the future and the total amount of these future costs and other environmental liabilities may be material. To our knowledge, we have only been named a PRP, at one site for which our liability may be significant, the Lower Fox River site, which is described elsewhere, although it is possible that we could be named as a PRP for additional sites in the future.

We are involved from time to time in certain administrative and judicial proceedings and inquiries related to environmental matters. For a discussion of these environmental matters, see “Item 1. Business – Environmental” and Note 17 to the Consolidated Financial Statements. Furthermore, we may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of our business. We have successfully defended such claims, settling some for amounts which are not material to our business and obtaining dismissals in others. While we vigorously defend ourselves and expect to prevail in any similar cases that may be brought against us in the future, there can be no assurance that we will be successful in our defense.

Other than the Lower Fox River matter described in “Item 1. Business – Environmental,” and unless our expectations regarding defending product liability or other matters prove to be wrong, we do not believe that any pending or threatened demands, claims, suits or other legal proceedings will have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the application of SFAS No. 123R. Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. We adopted SFAS No. 123R during the first quarter of 2006 and, given the nature of our plans, it did not have a significant effect on our financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose, in its financial statements, uncertain tax positions the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. Additionally, FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular rollforward of the unrecognized tax benefits. The provisions of FIN 48 are applicable to Appleton beginning in 2007 and will not have a significant effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. These provisions are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans and other postretirement plans. Specifically, it requires a company to: (1) recognize on its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (3) recognize changes in the funded status of a plan through comprehensive income in the year in which the changes occur. The provisions of SFAS 158 are applicable to us in 2007. We are currently evaluating the impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rate fluctuations and commodity prices. To reduce these risks, we selectively use financial instruments and other proactive risk management techniques.

Interest Rate Risk. We are exposed to interest rate volatility with regard to our senior credit facility. Primary exposure includes movements in the U.S. prime rate and London Interbank Offered Rate, or LIBOR. Borrowings under the senior credit facility bear interest at LIBOR plus a spread.

Under the terms of our senior credit facility, we were required to provide interest rate protection, in the form of hedge agreements or fixed rate debt, for at least 50% of our funded debt for the first two years of the new credit agreement. Since the senior notes and the senior subordinated notes are fixed rate obligations and comprise more than 50% of our funded debt, no further interest rate protection was required. However, in January 2006, in order to manage an additional portion of our interest rate risk, we entered into a three-year interest rate swap agreement that became effective March 21, 2006 and covers $100 million of our variable rate term debt. We believe that any reasonably likely near-term shift in interest rates will not have a material effect on our consolidated financial position, statement of operations or cash flows. With the swap agreement in place, a one-percent increase or decrease in LIBOR would increase or decrease fiscal 2007 interest expense by approximately $1.0 million on an annualized basis.

Currency Risk. We have manufacturing, sales and distribution facilities in England and a sales organization and distribution facility in Canada and make investments and enter into transactions denominated in foreign currencies. Although the vast majority of our international sales arise from the sales efforts of our United States subsidiaries, with sales denominated in U.S. dollars, with the acquisition of BemroseBooth in December 2003, we are more exposed to transactional and translational foreign exchange risk in the coming years.

Regarding transactional foreign exchange risk, we entered into limited foreign exchange contracts to reduce the variability of the earnings and cash flow impacts of nonfunctional currency denominated receivables between our Canadian distribution center and its customers located outside the United States. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets being hedged. The maturities of these forward exchange contracts generally coincide with the settlement dates of the related transactions. These forward exchange contracts are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At December 30, 2006 we had outstanding $7.7 million of foreign exchange contracts hedging underlying accounts receivable. A 10% appreciation or depreciation in the Canadian dollar at December 30, 2006 would not have a significant impact on our consolidated balance sheet, consolidated statement of operations or our consolidated statement of cash flows. This is because any gains or losses under foreign exchange contracts hedging accounts receivable balances would be offset by equal gains or losses on the underlying receivables.

Our primary translation exchange risk exposure at December 30, 2006 was with the British pound. Amounts invested in non-U.S.-based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year-end. The resulting translation adjustments are recorded in accumulated other comprehensive loss as cumulative translation adjustments. The cumulative translation adjustment component of accumulated other comprehensive loss at December 30, 2006 is a $7.2 million gain. Using year-end exchange rates, the total amount invested in foreign operations at December 30, 2006 was approximately $72 million, for which no hedges have been established.

Commodity Prices. We are subject to the effects of changing raw material costs caused by movements in underlying commodity prices. We are exposed to fluctuating market prices for commodities, including pulp, chemicals and base stock. We have established programs to manage our exposure to commodity prices through effective negotiations with suppliers. As listed within our contractual obligations, we enter into contracts with our vendors to lock in commodity prices at various times and for various periods to limit its near-term exposure to fluctuations in raw material prices.

Item 8.	Financial Statements and Supplementary Data

1. Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of Paperweight Development Corp. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of redeemable common stock, accumulated deficit, accumulated other comprehensive loss and comprehensive income (loss) present fairly, in all material aspects, the financial position of Paperweight Development Corp. and its subsidiaries at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 27, 2007

2. Financial Statements

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 30, 2006 and December 31, 2005

(dollars in thousands, except share data)

	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$19,975	$18,422
Accounts receivable, less allowance for doubtful accounts of $2,799 and $1,984, respectively	139,776	123,968
Inventories	138,754	142,592
Other current assets	26,416	21,016

Total current assets	324,921	305,998

Property, plant and equipment, net of accumulated depreciation of $306,139 and $248,351, respectively	432,710	460,357
Goodwill	80,669	77,882
Intangible assets, net	97,283	106,238
Environmental indemnification receivable	58,031	57,312
Other assets	22,509	17,147

Total assets	$1,016,123	$1,024,934

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$6,384	$7,941
Accounts payable	76,281	61,150
Accrued interest	2,610	2,903
Restructuring reserve	2,305	6,597
Other accrued liabilities	95,276	81,598

Total current liabilities	182,856	160,189

Senior secured notes payable	189,149	223,368
Revolving lines of credit	186	2,000
Variable rate industrial development bonds	8,650	8,650
Capital lease obligation	1,931	2,510
Postretirement benefits other than pension	57,180	58,928
Accrued pension	44,458	55,211
Environmental liability	83,031	82,312
Other long-term liabilities	6,511	5,310
Senior notes payable	167,600	172,000
Senior subordinated notes payable	157,000	157,000
Commitments and contingencies (Note 17)	—	—
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 11,550,231 and 11,938,060, respectively	190,466	185,292
Accumulated deficit	(67,885)	(61,982)
Accumulated other comprehensive loss	(5,010)	(25,854)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$1,016,123	$1,024,934

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	For the Year Ended December 30, 2006	For the Year Ended December 31, 2005	For the Year Ended January 1, 2005
Net sales	$1,087,381	$1,046,504	$989,508

Cost of sales	818,783	785,061	735,075

Gross profit	268,598	261,443	254,433

Selling, general and administrative expenses	205,657	204,469	197,780
Restructuring and other charges	3,605	10,637	2,989

Operating income	59,336	46,337	53,664

Other expense (income)
Interest expense	49,365	49,780	49,595
Debt extinguishment expenses	—	—	30,779
Interest income	(903)	(976)	(2,232)
Foreign exchange (gain) loss	(267)	904	304

Income (loss) before income taxes	11,141	(3,371)	(24,782)

(Benefit) provision for income taxes	(204)	(357)	249

Net income (loss)	$11,345	$(3,014)	$(25,031)

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 30, 2006	For the Year Ended December 31, 2005	For the Year Ended January 1, 2005
Cash flows from operating activities:
Net income (loss)	$11,345	$(3,014)	$(25,031)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	66,319	69,666	67,792
Amortization of intangible assets	9,436	10,178	9,547
Amortization of financing fees	2,800	2,084	2,264
Employer 401(k) noncash matching contributions	6,798	7,889	7,586
Foreign exchange (gain) loss	(267)	904	304
Loss on disposals of equipment	1,232	1,636	677
Accretion of deferred payment and capital lease obligations	189	223	7,777
Accretion of environmental liability	—	1,370	1,331
Debt extinguishment expenses	—	—	4,596
Discount on repayment of deferred payment obligation	—	—	(13,200)
(Increase)/decrease in assets and increase/(decrease) in liabilities excluding effects of business acquisitions:
Accounts receivable	(12,679)	677	(12,567)
Inventories	5,329	(9,036)	6,211
Other current assets	(5,250)	(6,564)	3,818
Accounts payable and other accrued liabilities	23,610	1,681	2,981
Restructuring reserve	(4,292)	1,119	(279)
Accrued pension	(830)	770	1,607
Other, net	935	(5,923)	(2,097)

Net cash provided by operating activities	104,675	73,660	63,317

Cash flows from investing activities:
Proceeds from sale of equipment	795	40	214
Acquisition of businesses, net of cash acquired	—	(68,832)	(1,000)
Additions to property, plant and equipment	(36,462)	(32,532)	(36,497)

Net cash used by investing activities	(35,667)	(101,324)	(37,283)

Cash flows from financing activities:
Payments of senior secured notes payable	(35,776)	(17,441)	(168,002)
Proceeds from senior secured notes payable	—	—	250,000
Payments of senior notes payable	(4,400)	(13,000)	—
Proceeds from senior notes payable	—	—	185,000
Payments of senior subordinated notes payable	—	—	(192,958)
Proceeds from senior subordinated notes payable	—	—	150,000
Payment of deferred payment obligation	—	—	(167,067)
Debt acquisition costs	—	—	(13,365)
Bond consent costs	(7,994)	—	—
Payments relating to capital lease obligation	(731)	(675)	(670)
Proceeds from revolving lines of credit	27,475	75,000	—
Payments of revolving lines of credit	(29,289)	(73,000)	(10,000)
Proceeds from issuance of redeemable common stock	8,238	13,940	4,005
Payments to redeem common stock	(27,118)	(9,369)	(27,389)
Increase in cash overdraft	1,870	846	3,624

Net cash (used) provided by financing activities	(67,725)	(23,699)	13,178

Effect of foreign exchange rate changes on cash and cash equivalents	270	(153)	1,044
Change in cash and cash equivalents	1,553	(51,516)	40,256
Cash and cash equivalents at beginning of period	18,422	69,938	29,682

Cash and cash equivalents at end of period	$19,975	$18,422	$69,938

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,

ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE LOSS

AND COMPREHENSIVE (LOSS) INCOME

(dollars in thousands, except share data)

	Redeemable Common Stock			Accumulated Other
	Shares Outstanding	Amount	Accumulated Deficit	Comprehensive Loss	Comprehensive (Loss) Income
Balance, January 3, 2004	12,124,778	$158,279	$(3,587)	$(10,438)

Comprehensive loss:
Net loss	—	—	(25,031)	—	$(25,031)
Minimum pension liability adjustment	—	—	—	(4,712)	(4,712)
Foreign currency translation adjustment	—	—	—	5,012	5,012
Realized and unrealized gains on derivatives	—	—	—	345	345

Total comprehensive loss					$(24,386)

Issuance of redeemable common stock	650,291	16,023	—	—
Redemption of redeemable common stock	(1,128,064)	(27,389)	—	—
Accretion of redeemable common stock	—	12,416	(12,416)	—

Balance, January 1, 2005	11,647,005	159,329	(41,034)	(9,793)

Comprehensive loss:
Net loss	—	—	(3,014)	—	$(3,014)
Minimum pension liability adjustment	—	—	—	(9,011)	(9,011)
Foreign currency translation adjustment	—	—	—	(7,173)	(7,173)
Realized and unrealized gains on derivatives	—	—	—	123	123

Total comprehensive loss					$(19,075)

Issuance of redeemable common stock	638,302	17,398	—	—
Redemption of redeemable common stock	(347,247)	(9,369)	—	—
Accretion of redeemable common stock	—	17,934	(17,934)	—

Balance, December 31, 2005	11,938,060	185,292	(61,982)	(25,854)

Comprehensive income:
Net income	—	—	11,345	—	$11,345
Minimum pension liability adjustment	—	—	—	12,082	12,082
Foreign currency translation adjustment	—	—	—	8,161	8,161
Realized and unrealized gains on derivatives	—	—	—	601	601

Total comprehensive income					$32,189

Issuance of redeemable common stock	499,160	15,044	—	—
Redemption of redeemable common stock	(886,989)	(27,118)	—	—
Accretion of redeemable common stock	—	17,248	(17,248)	—

Balance, December 30, 2006	11,550,231	$190,466	$(67,885)	$(5,010)

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying consolidated financial statements, after the elimination of intercompany accounts and transactions, include the accounts of Paperweight Development Corp. (“PDC”) and its wholly-owned subsidiaries (collectively the “Company”) for the years ended December 30, 2006, December 31, 2005 and January 1, 2005.

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

The coated solutions segment includes carbonless paper. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. As part of its coated solutions segment, the Company produces coated products for point-of-sale displays and other design and print applications. The Company also offers customers custom coating solutions and the potential for strategic partnerships through its engineered manufacturing solutions, or toll coating, program. This program focuses on the Company’s ability to apply barrier and/or printable coatings to substrates. The Company supplies coated solutions products to paper merchants, business forms printers and paper converters. Sales within the coated solutions segment accounted for approximately 53% of consolidated net sales in 2006, 56% of consolidated net sales in 2005 and 61% of consolidated net sales in 2004.

The thermal papers segment focuses on the development of substrates for the transaction and item identification markets. These products are widely used for point-of-sale receipts and coupons; entertainment and transportation tickets; lottery and gaming tickets; engineering, medical and industrial charts; tags for airline baggage and retail applications; and label products for shipping, warehousing, medical and clean-room applications. The Company supplies thermal products to printers and paper converters. Sales within the thermal papers segment accounted for approximately 24% of consolidated net sales in 2006 and 21% in each of the years 2005 and 2004.

The security papers segment produces products with basic security features that make them resistant to forgery and counterfeiting. From that foundation the Company is building a portfolio of products that incorporates security technologies including watermarks, taggants, embedded threads and fibers and machine-readable technologies to serve global markets. The focus of the security papers segment is on checks and business and government documents.

The secure and specialized print services segment, which includes BemroseBooth based in England, provides business critical products with security features and specialized print management services to the transactional services, secure logistics and promotional products markets. BemroseBooth’s products include security-printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed calendars. The company also offers print management services, such as creative design, product sourcing and stock and logistics management, through a network of external suppliers.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The performance packaging segment includes two Wisconsin-based companies. C&H Packaging (Merrill, Wisconsin) prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. American Plastics (Rhinelander, Wisconsin) produces high-quality, custom multilayered films and commercial packaging. In January 2005, the Company acquired New England Extrusion (Turners Falls, Massachusetts, and Milton, Wisconsin), a company that produces single and multilayer polyethylene films for packaging applications. New England Extrusion’s polyethylene films complement the high barrier coextruded films American Plastics produces.

RELATIONSHIPS WITH FORMER PARENT

At the close of business on November 9, 2001, PDC and New Appleton LLC completed the purchase of all the partnership interests of Arjo Wiggins Delaware General Partnership, (“AWDGP”) and its wholly-owned subsidiary, Appleton.

In conjunction with the acquisition, the Company entered into two indemnification agreements under which Arjo Wiggins Appleton Limited (“AWA”), the former parent of Appleton, agreed to indemnify PDC and PDC agreed to indemnify Appleton for, and pay, the costs, expenses and liabilities related to certain governmental and third-party environmental claims, referred to as the Fox River Liabilities.

Under the indemnification agreements, AWA agreed to indemnify the Company for the first $75 million of Fox River Liabilities and for those in excess of $100 million (see Note 17 “Commitments and Contingencies”). The Company is responsible for the $25 million of liabilities between $75 million and $100 million. AWA has paid $56.8 million under the indemnification agreements through 2006.

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from an affiliate of American International Group, Inc. (“AIG”). The AIG insurance policy is designed to provide up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. The Company believes the coverage available under the AIG insurance policy will be sufficient to satisfy the Company’s ultimate liability for remediation of the Lower Fox River even if: (a) the costs of remediation were to be twice the government agencies’ estimate of $400 million, (b) the natural resource damages (“NRDs”) settlement was substantially more than estimated and (c) the combined share, with NCR Corporation (“NCR”), a former owner of the Company, of all of these liabilities were substantially more than the Company’s estimate of its share of PCB discharges. AWA’s obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended.

The indemnity arrangements negotiated with AWA and the AIG insurance policy are designed to ensure that the Company will not be required to fund any costs and expenses for which the Company is indemnified in relation to the Fox River Liabilities and to assure the Company, the ESOP Trustee and the Company’s lenders and investors that it will not have to rely solely on AWA itself to make these payments. This arrangement is working as designed.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the purchase agreement relating to the acquisition of the Company, as amended in, and as limited by the terms of, the purchase agreement, AWA and two of its affiliates have agreed to indemnify the Company for certain losses resulting from: inaccuracies in the environmental representations and warranties made by AWA and its affiliates; certain known environmental matters that existed at the closing of the acquisition; environmental matters related to the businesses of Newton Falls, Inc., Appleton Coated LLC and several other of the Company’s former affiliates and subsidiaries; and environmental matters relating to the real property on which the Company’s former Camp Hill, Pennsylvania plant and current distribution center are located, which existed prior to the Company’s sale of the Camp Hill plant to a third party.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company’s fiscal year is the 52-week or 53-week period ending the Saturday nearest December 31. Fiscal year 2006 was a 52-week period ending on December 30, 2006. Fiscal year 2005 was a 52-week period ending on December 31, 2005. Fiscal year 2004 was a 52-week period ending on January 1, 2005.

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

REVENUE RECOGNITION

Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company’s price to the customer is fixed; collectibility is reasonably assured; and title has transferred to the customer. Generally, these criteria are met at the time of shipment. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized. The Company generally does not invoice its customers for shipping and handling fees, which are classified as selling, general and administrative expenses and totaled approximately $61 million for fiscal 2006, $56 million for fiscal 2005 and $50 million for fiscal 2004.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company has written policies and procedures that place all financial instruments under the direction of its corporate treasury department and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is strictly prohibited. The Company selectively uses financial instruments to manage some of the market risk from changes in interest rates or foreign currency exchange rates.

The Company follows the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 149. The fair values of all derivatives are recorded in the consolidated balance sheets. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income (loss), depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

The Company selectively hedges forecasted transactions that are subject to foreign exchange exposure using foreign currency exchange contracts. These instruments are designated as cash flow hedges in accordance with SFAS No. 133 and are recorded on the consolidated balance sheets at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (loss) and are subsequently reclassified into earnings when the underlying transactions occur and affect earnings. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.

Effective March 21, 2006, Appleton entered into a 3-year interest rate swap contract to fix the interest rate at 7.16% on $100.0 million of its variable rate notes. This instrument is designated as a cash flow hedge in accordance with SFAS No. 133 and is recorded on the consolidated balance sheet at fair value. The effective portion of the contract’s gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income (loss) and is reclassified into earnings when the underlying interest affects earnings.

For the years ended December 30, 2006, December 31, 2005 and January 1, 2005, the amount recognized in earnings due to ineffectiveness of hedge transactions was immaterial. The amount reported as realized and unrealized gains on derivatives of $0.6 million as of December 30, 2006, $0.1 million as of December 31, 2005 and $0.3 million as of January 1, 2005, in accumulated other comprehensive income (loss), represents the net gain on derivatives designated as cash flow hedges.

CASH EQUIVALENTS

Cash equivalents consist of funds invested in institutional money market funds with daily liquidity. At December 30, 2006 and December 31, 2005, there were cash overdrafts of approximately $13.5 million and $11.6 million, respectively, which are included in accounts payable within the accompanying consolidated balance sheets.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for the majority of finished goods, work in process and raw materials. Stores and spare parts inventories are valued at average cost and certain other inventories are valued using the first-in, first-out (“FIFO”) method. Finished goods and work in process inventories include the cost of materials, labor and manufacturing overhead.

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

INTANGIBLE ASSETS

Certain intangible assets (including a portion of registered trademarks) have been determined to have indefinite useful lives and will not be amortized until their useful lives are determined to no longer be indefinite. Other intangible assets (patents, customer relationships, non-compete agreements and the remaining registered trademarks) are amortized over their estimated useful lives of 1 to 25 years.

IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

The Company reviews the carrying value of goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the goodwill might be impaired. This impairment analysis consists of a comparison of the fair value of the related reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, a second step to test for impairment will be performed.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company reviews the carrying value of intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This impairment analysis consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess.

The Company reviews the carrying value of intangible assets with definite lives and other long-lived assets whenever events or changes in circumstances indicate that the assets may be impaired. The fair value of the assets is based on an analysis of the undiscounted future cash flows. If the carrying amount of the asset exceeds the determined fair value, an impairment loss would be recognized based upon anticipated discounted cash flows from the asset.

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

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of the non-owner changes in equity, or accumulated other comprehensive income (loss), are as follows (dollars in thousands):

	2006	2005
Minimum pension liability adjustment	$(12,773)	$(24,855)
Foreign currency translation adjustment	7,226	(935)
Realized and unrealized gains (losses) on derivatives	537	(64)

	$(5,010)	$(25,854)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $11.2 million in 2006, $17.1 million in 2005 and $18.1 million in 2004.

ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the application of SFAS No. 123R. Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company adopted SFAS No. 123R during the first quarter of 2006 and, given the nature of the Company’s plans, it did not have a significant effect on its financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose, in its financial statements, uncertain tax positions the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. Additionally, FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular rollforward of the unrecognized tax benefits. The provisions of FIN 48 are applicable to the Company beginning in 2007 and will not have a significant effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. These provisions are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, on its financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans and other postretirement plans. Specifically, it requires a company to: (1) recognize on its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (3) recognize changes in the funded status of a plan through comprehensive income in the year in which the changes occur. The provisions of SFAS 158 are applicable to the Company in 2007. The Company is currently evaluating the impact on its financial statements.

3. ACQUISITION OF BUSINESS

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. Amortization is recorded for intangible assets with determinable lives. The changes in the carrying amount of goodwill for the years ended December 30, 2006 and December 31, 2005 are as follows (dollars in thousands):

	Secure and Specialized Print Services	Performance Packaging	Total
Balance as of January 1, 2005	$29,286	$23,531	$52,817
Goodwill from business acquisitions	—	26,717	26,717
Currency translation and other	(1,652)	—	(1,652)

Balance as of December 31, 2005	27,634	50,248	77,882
Currency translation and other	2,787	—	2,787

Balance as of December 30, 2006	$30,421	$50,248	$80,669

The Company’s other intangible assets consist of the following (dollars in thousands):

	As of December 30, 2006		As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$56,553	$14,966	$56,258	$12,229
Patents	32,630	26,904	32,775	22,640
Customer relationships	31,231	5,542	30,817	3,689
Non-compete agreements	2,382	2,235	2,353	1,653

Total	$122,796	$49,647	$122,203	$40,211

Unamortizable intangible assets:
Trademarks	$24,134		$24,246

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the $146.9 million of acquired intangible assets, $80.7 million was assigned to registered trademarks. Trademarks of $47.2 million related to carbonless paper and $9.4 million related to the Company’s 2003 and 2005 acquisitions are being amortized over their estimated useful life of 20 years, while the remaining $24.1 million are considered to have an indefinite life and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships and 1 to 5 years for non-compete agreements.

Amortization expense for the year ended December 30, 2006 approximated $9.4 million. Amortization expense for the years ended December 31, 2005 and January 1, 2005 approximated $10.2 million and $9.5 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates that annual amortization of intangible assets will approximate $8.9 million for 2007, $5.9 million for 2008, $4.8 million for 2009, $4.6 million for 2010 and $4.6 million for 2011.

5. RESTRUCTURING AND OTHER CHARGES

In order to position itself for long-term growth, the Company reduced salaried employment in the U.S. by 41 employees during fiscal 2004, 94 employees during fiscal 2005 and an additional 21 employees during fiscal 2006. These reductions included positions at the corporate headquarters as well as the plant, mill and acquisition sites. As a result, the Company recorded a charge of $1.3 million in 2006, $6.7 million in 2005 and $3.0 million during 2004 for employment termination benefits. During 2006, the Company paid $3.5 million related to these employment termination benefits, liabilities for which were incurred in years 2006 and prior. During 2005, the Company paid $6.0 million related to these employment termination benefits, liabilities for which were incurred in years 2005 and prior. See Note 22 for allocation of restructuring charges by segment.

During the third quarter of 2005, BemroseBooth announced its exit from the traditional printing and binding portions of its information products business. BemroseBooth also announced an organizational restructuring to increase market focus, centralize its operating structure and position the company to pursue growth in print services. A $3.2 million charge was recorded in 2005 for these restructurings. By the end of 2005, 54 jobs were eliminated. This organizational restructuring continued during 2006 with the elimination of 30 additional jobs. Late in 2006, in an effort to eliminate job redundancy, employment at the Derby facility was reduced by 27 employees. During 2006, an additional charge of $1.4 million was recorded for this restructuring.

In 1999, the Company committed to exiting its New York distribution center in 2001, because it was no longer needed as a result of the closure of the Newton Falls mill, and thus recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expires in July 2007. During the third quarter of 2006, management concluded that it was unlikely that any sublease income would be received during the remaining term of this lease. As a result, an additional reserve of $0.9 million was recorded. This was in addition to the reserve of $0.7 million recorded during fiscal 2005. The $1.9 million and $1.7 million usage against the distribution center exit cost reserve during 2006 and 2005, respectively, represents lease payments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below summarize the components of the restructuring reserve included in the consolidated balance sheets for the years ended December 30, 2006 and December 31, 2005 (dollars in thousands):

	December 31, 2005 Reserve	2006 Additions to Reserve	2006 Charges Against Reserve	December 30, 2006 Reserve
Distribution center exit costs	$2,181	$885	$(1,872)	$1,194
BemroseBooth restructuring	1,459	1,444	(2,512)	391
U.S. employee termination benefits	2,957	1,276	(3,513)	720

	$6,597	$3,605	$(7,897)	$2,305

	January 1, 2005 Reserve	2005 Additions to Reserve	2005 Charges Against Reserve	December 31, 2005 Reserve
Distribution center exit costs	$3,205	$700	$(1,724)	$2,181
BemroseBooth restructuring	—	3,232	(1,773)	1,459
U.S. employee termination benefits	2,273	6,705	(6,021)	2,957

	$5,478	$10,637	$(9,518)	$6,597

6. INVENTORIES

Inventories consist of the following (dollars in thousands):

	2006	2005
Finished goods	$76,189	$75,254
Raw materials, work in process and supplies	73,615	76,201

	149,804	151,455
Inventory reserve	(7,369)	(5,166)

	142,435	146,289
LIFO reserve	(3,681)	(3,697)

	$138,754	$142,592

Stores and spare parts inventory balances of $22.4 million in 2006 and $22.5 million in 2005 are valued at average cost and included in raw materials, work in process and supplies. Inventories valued using the FIFO method approximate 21% of the Company’s total inventory balance at December 30, 2006 and 20% at December 31, 2005.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	2006	2005
Land and improvements	$14,023	$13,302
Buildings and improvements	101,342	99,207
Machinery and equipment	556,520	537,904
Software	33,331	32,582
Capital lease	4,764	4,764
Construction in progress	28,869	20,949

	738,849	708,708
Accumulated depreciation/amortization	(306,139)	(248,351)

	$432,710	$460,357

8. OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	2006	2005
Deferred debt issuance costs	$15,811	$10,617
Other	6,698	6,530

	$22,509	$17,147

9. OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	2006	2005
Payroll and bonus	$23,090	$13,857
Trade discounts	25,672	24,525
Workers’ compensation Accrued insurance Other accrued taxes Postretirement benefits other than pension	3,165 912 5,764 2,863	4,333 1,026 5,076 2,748
Fox River Liabilities	18,200	13,700
Other	15,610	16,333

	$95,276	$81,598

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	2006	2005
Senior secured variable rate notes payable at LIBOR plus 2.25%, $501 due quarterly with $94,758 due March 31, 2010 and $94,758 due June 11, 2010	$195,533	$231,309
Revolving line of credit at LIBOR plus 2.5%	—	2,000
Revolving line of credit at UK bank base rate plus 2.5%	186	—

	195,719	233,309
Less obligations due within one year	(6,384)	(7,941)

	189,335	225,368
Unsecured variable rate industrial development bonds, 3.7% average interest rate at December 30, 2006, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
Senior notes payable at 8.125%, due June 15, 2011	167,600	172,000
Senior subordinated notes payable at 9.75%, due June 15, 2014	150,000	150,000
Senior subordinated notes payable at 12.5%, due December 15, 2008	7,000	7,000

The senior credit facility is unconditionally guaranteed by Paperweight Development Corp. and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The senior notes due 2011 and senior subordinated notes due 2008 and 2014 are unconditionally, jointly and severally guaranteed by PDC, C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and New England Extrusion Inc. (see Note 23 “Guarantor Financial Information”).

The senior credit facility, senior notes and 9.75% senior subordinated notes contain affirmative and negative covenants. In general, the covenants contained in the senior credit facility are more restrictive than those of the senior notes and 9.75% senior subordinated notes. Among other restrictions, the covenants contained in the senior credit facility require Appleton to meet specified financial tests, including leverage and interest and fixed charge coverage ratios, which become more restrictive over the term of the debt.

The senior credit facility, senior notes and 9.75% senior subordinated notes also contain covenants, which, among other things, restrict Appleton’s ability and the ability of Appleton’s other guarantors of the senior credit facility, senior notes and 9.75% senior subordinated notes to incur liens; engage in transactions with affiliates; incur additional indebtedness; declare dividends or redeem or repurchase capital stock; make loans and investments; engage in mergers, acquisitions, consolidations and asset sales; acquire assets, stock or debt securities of any person; make capital expenditures; terminate the S corporation status of PDC or the qualified subchapter S subsidiary status of its subsidiaries eligible to elect such status; amend its debt instruments; amend or terminate the ESOP; and amend other agreements related to the acquisition.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of 2006, Appleton successfully completed a consent solicitation to amend certain provisions of the indentures governing its 8.125% senior notes and 9.75% senior subordinated notes to, among other things, modify the restricted payments covenants of the indentures, allow changes to the documentation for the ESOP that are not reasonably likely to result in a material adverse change to Appleton, and provide for additional interest on the 8.125% senior notes and 9.75% senior subordinated notes in certain circumstances pertaining to ESOP-related payments. As a result, Appleton was able to make in the second quarter of 2006, and expects to continue to make, required ESOP stock distributions without violating the covenant limitations of the indentures governing the 8.125% senior notes and the 9.75% senior subordinated notes. In consideration for the consent, Appleton paid to the consenting noteholders a consent fee of $25.00 for each $1,000 principal amount of 8.125% senior notes and 9.75% senior subordinated notes, resulting in an $8.0 million payment. This amount was capitalized as debt issuance costs and will be amortized over the remaining life of the bonds. An additional $1.3 million was incurred in bank and legal fees and has been recorded in the Company’s consolidated statement of operations for the twelve months ended December 30, 2006.

Effective March 21, 2006, Appleton fixed the interest rate, at 7.16%, on $100.0 million of its variable rate notes with a three-year interest rate swap contract.

During 2006, Appleton made mandatory debt repayments totaling $2.2 million, plus interest, voluntary debt repayments totaling $28.0 million, plus interest, and a $5.6 million excess cash flow payment, plus interest, on its senior credit facility. During the third quarter of 2006, Appleton purchased $0.1 million, plus interest, of the 8.125% senior notes payable due June 15, 2011. These notes were purchased at a 0.25% discount. During the fourth quarter of 2006, Appleton purchased another $4.3 million, plus interest, of these 8.125% senior notes payable. This purchase was made in three separate blocks of $0.5 million, $3.0 million and $0.8 million with the Company paying par, a premium of 0.5% and a premium of 0.25%, respectively.

At December 30, 2006, there was approximately $112.2 million of unused borrowing capacity under the $125 million revolving credit facility for working capital and other corporate purposes. Approximately $12.8 million of the new revolving credit facility was used to support outstanding letters of credit. A commitment fee of 0.5% per annum is assessed on the unused borrowing capacity. At December 31, 2005, there was a $2.0 million outstanding balance to be repaid on its revolving credit facilities. This was repaid during the first quarter of 2006. During 2006, the Company borrowed an additional $27.5 million on its revolving credit facilities and, as of December 30, 2006 had repaid $29.3 million of this amount, leaving an outstanding balance to be repaid of $0.2 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The senior subordinated notes due in 2008 were not redeemable at Appleton’s option prior to December 15, 2005. On or after December 15, 2005, Appleton may redeem during the 12-month period beginning on December 15 of the applicable year all or a part of the senior subordinated notes at the redemption prices of 103.125% in 2006 and 100% in 2007 and thereafter, plus accrued and unpaid interest and liquidated damages, if any. During 2006, Appleton did not redeem any portion of the remaining senior subordinated notes due in 2008.

Scheduled repayment of principal on long-term obligations outstanding at December 30, 2006 is as follows (dollars in thousands):

2007	$6,384
2008	9,005
2009	2,005
2010	185,139
2011 Thereafter	167,600 158,836

$528,969

11. INCOME TAXES

In conjunction with the acquisition of Appleton, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result, its tax provision includes only foreign and minimal state and local income taxes. For fiscal 2006 the Company recorded a net tax benefit of $0.2 million which included a $0.6 million tax provision recorded by the Company’s Canadian subsidiary, offset by a $0.8 million tax benefit recorded by BemroseBooth. For fiscal 2005 the Company recorded a net tax benefit of $0.4 million which primarily included a $0.9 million tax benefit recorded by BemroseBooth, offset by a tax provision related to the Company’s Canadian subsidiary. For fiscal 2004 the Company recorded a tax provision of $0.2 million which included a $0.2 million tax benefit recorded by BemroseBooth.

Appleton received a $1.8 million federal tax refund during the first quarter of fiscal 2004 and an additional $4.4 million state tax refund in April 2004. As these refunds related to the resolution of certain tax contingencies related to periods prior to October 1, 2001, they have been recorded as a reduction in purchase price via a decrease to long-lived intangible assets of $5.1 million. The remaining portion of these refunds, approximately $1.1 million, pertained to the accrual of interest subsequent to the November 9, 2001 acquisition date, and as such, is reflected within interest income for fiscal 2004.

Since the acquisition, certain contingent tax liabilities relating to the period prior to October 1, 2001, and reserved for within the November 10, 2001 opening balance sheet, have been resolved or the corresponding years have been closed to audit. All U.S. Federal C corporation tax years are closed. As such, as of December 30, 2006, accrued income taxes have been reduced by $24.3 million and, correspondingly, intangible assets were decreased by $24.3 million. Various Canadian, U.K. and state tax years remain open.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. LEASES

The Company leases buildings, machinery and equipment and other facilities. Many of these leases obligate the Company to pay real estate taxes, insurance and maintenance costs. Total rent expense was $8.8 million for 2006, $9.6 million for 2005 and $10.0 million for 2004.

Assets recorded under capital leases consist of the following (dollars in thousands):

	2006	2005
Building	$4,764	$4,764
Less accumulated depreciation	(2,666)	(2,142)

	$2,098	$2,622

Future minimum lease payments as of December 30, 2006 under leases that have initial or remaining non-cancelable terms in excess of one year are as follows (dollars in thousands):

	Capital Lease	Operating Leases
2007	$731	$7,352
2008	731	5,782
2009	731	5,642
2010	671	3,738
2011	—	1,542
Thereafter	—	1,493

Total minimum lease payments	2,864	$25,549

Less amounts representing interest	(354)

Present value of minimum lease payments under capital lease	2,510

Less current principal portion	(579)

	$1,931

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	December 30, 2006		December 31, 2005
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior subordinated notes payable	$157,000	$161,050	$157,000	$154,750
Senior notes payable	167,600	171,371	172,000	163,400
Senior credit facility	195,533	195,533	231,309	231,309
Industrial development bonds	8,650	8,650	8,650	8,650

	$528,783	$536,604	$568,959	$558,109
Lease obligation	$2,510	$2,510	$3,052	$3,052

The senior subordinated notes payable and the senior notes payable are traded in public markets and, therefore, the fair value was determined based on quoted market prices. The senior credit facility, as well as the industrial development bonds, has a variable interest rate that reflects current market terms and conditions. The fair value of the lease obligation was determined based on current rates available to the Company for financial instruments of the same remaining maturity and similar terms.

14. EMPLOYEE BENEFITS

The Company has various defined benefit pension plans and defined contribution pension plans. Regarding its U.S. pension plan, the Company utilized a November 30 measurement date for fiscal 2006 and fiscal 2005. The U.K. pension plan used a fiscal year-end measurement date for fiscal 2006 and fiscal 2005. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans, as well as the key assumptions used in accounting for the plans, is shown below (dollars in thousands):

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension Benefits	For the Year Ended December 30, 2006	For the Year Ended December 31, 2005
Change in benefit obligation
Benefit obligation at beginning of period	$367,340	$347,607
Service cost	7,531	7,785
Interest cost	21,066	20,231
Currency translation adjustments	11,260	(8,867)
Plan amendments	128	—
Actuarial loss	4,905	15,595
Benefits and expenses paid	(16,946)	(15,011)

Benefit obligation at end of period	$395,284	$367,340

Change in plan assets
Fair value at beginning of period	$293,210	$272,492
Actual return on plan assets	36,264	36,215
Currency translation adjustments	9,685	(7,197)
Employer contributions	7,988	6,711
Benefits and expenses paid	(16,946)	(15,011)

Fair value at end of period	$330,201	$293,210

Funded status of plans
Funded status at end of period	$(65,083)	$(74,130)
Unrecognized
Net actuarial loss	33,718	44,129
Prior service cost	2,541	2,629

Net liability	$(28,824)	$(27,372)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(44,458)	$(55,211)
Intangible asset	2,861	2,984
Accumulated other comprehensive loss	12,773	24,855

Net amount recognized	$(28,824)	$(27,372)

Key assumptions at end of period (%)
Discount rate	5.75	5.75
Rate of compensation increase	3.25-3.50	3.00-3.50

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic pension cost include the following (dollars in thousands):

Pension Benefits	For the Year Ended December 30, 2006	For the Year Ended December 31, 2005	For the Year Ended January 1, 2005
Net periodic benefit cost
Service cost	$7,531	$7,785	$7,066
Interest cost	21,066	20,231	18,848
Expected return on plan assets	(23,268)	(21,950)	(21,475)
Amortization of
Prior service cost	216	216	8
Actuarial loss	2,236	1,692	764

Net periodic benefit cost	$7,781	$7,974	$5,211

Key assumptions (%)
Discount rate	5.75	6.00	6.25
Expected return on plan assets	8.25	8.25	8.25
Rate of compensation increase	3.00-3.50	3.00-4.00	4.00

Expected future benefit payments are as follows (dollars in thousands):

2007	$14,220
2008	14,220
2009	14,975
2010	17,376
2011	18,782
2012-2016	111,991

$191,564

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of the Company’s 2006 and 2005 measurement dates, the approximate asset allocations by asset category for the Company’s U.S. pension plan were as follows:

	November 30, 2006	November 30, 2005
U.S. Equity	52%	53%
International Equity	4	4
Private Equity	3	3
Emerging Market Equity	6	5
High Yield	5	6
Fixed Income	24	23
Real Estate	6	6

Total	100%	100%

As of the Company’s 2006 and 2005 measurement dates, the approximate asset allocations by asset category for the Company’s U.K. pension plan were as follows:

	January 2, 2007	January 3, 2006
U.K. Equity	60%	61%
International Equity	21	20
Fixed Income	19	19

Total	100%	100%

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

To develop the expected long-term rate of return on assets assumptions, a building block approach was utilized starting with an inflation expectation and adding an expected real return to arrive at a long-term nominal expected return for each asset class. Long-term expected real returns are derived in the context of the plan advisor’s future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, the Company has selected 8.25% for both 2006 and 2005 as its long-term rate of return on assets assumption.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects to contribute approximately $10 million to its U.S. pension plan in calendar 2007 for plan years 2006 and 2007. The defined benefit plan provides that hourly employees receive payments of stated amounts for each year of service. Payments under the defined benefit plan covering salaried employees are based on years of service and the employees’ compensation during employment. At December 30, 2006, the accumulated benefit obligation and the fair value of plan assets for the defined benefit plans were approximately $371.9 million and $330.2 million, respectively.

Certain of Appleton’s hourly employees participate in a multi-employer defined benefit plan. Appleton’s cost for this plan amounted to $1.2 million in 2006, $1.1 million in 2005 and $1.1 million in 2004. The Company has not recorded a liability for the unfunded amount related to this plan as the liability cannot be reasonably estimated.

In the fourth quarter of 2006, the Company recorded a net out of period adjustment related to employee benefit costs which was not material to the Company’s consolidated financial statements for any years presented.

As part of AWA’ efforts to sell AWDGP, which began in mid-2000, AWA agreed to compensate certain executive officers for their efforts in selling AWDGP to a third-party through two AWA incentive programs. The first incentive program provided for a loyalty payment to named executive officers as of October 1, 2000 who remained officers through the closing of any sale of AWDGP and who agreed to be available to be engaged at the request of any buyer of AWDGP. As part of the acquisition, each of the recipients in this program agreed to defer a substantial portion of the payment into a deferred compensation plan (“New Deferred Compensation Plan”) and therefore the funds would be available to the Company until the officers’ employment is terminated. Expenses under this program totaled $0.3 million in fiscal 2004. The second incentive program involved sales incentive payments made to the Company’s chief executive officer and other employees who assisted with the successful completion of the acquisition. There was no financial statement impact for this program during the periods presented.

Upon the recommendation of the independent members of the Compensation Committee, the Board of Directors terminated the New Deferred Compensation Plan (“Plan”) and thus there were no deferrals in 2005. All amounts previously deferred under the Plan were paid to the beneficiaries in the first quarter of 2005. The amount paid to the beneficiaries was $2.7 million. The independent directors recommended this action because the Plan was no longer required by AWA after the payment of the Deferred Payment Obligation, because they viewed the crediting of the loyalty payment portion of the Plan based on increases in PDC common stock as an expensive form of company capital and because restrictions on deferred compensation plans established by The American Jobs Creation Act of 2004 would have made future administration of the plan difficult and expensive with a risk that the Plan could not practically be made to comply with the new legal requirements.

A new deferred compensation plan, named the Executive Nonqualified “Excess” Plan of Appleton Papers Inc., effective on February 1, 2006, was established for approximately 100 highly compensated employees including directors and executive officers. This plan was established for the purpose of allowing a tax-favored option for saving for retirement when the IRS limits the ability of highly compensated employees to participate under tax-qualified plans. This new plan allows for deferral of compensation on a pre-tax basis and accumulation of tax-deferred earnings. Participants in the plan may choose to have deferrals increased or decreased based on the performance of a selection of mutual funds. No assets are actually set aside to fund the Company’s obligation under this new plan. The non-employee directors are also allowed to participate in this plan.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The Company utilized a November 30 measurement date for fiscal 2006 and fiscal 2005. The status of these plans, including a reconciliation of benefit obligations and the funded status of the plans, as well as the key assumptions used in accounting for the plans, is as follows (dollars in thousands):

Other Postretirement Benefits	For the Year Ended December 30, 2006	For the Year Ended December 31, 2005
Change in benefit obligation
Benefit obligation at beginning of period	$46,083	$53,246
Service cost	844	838
Interest cost	2,596	3,103
Plan amendments	—	(779)
Actuarial gain	(402)	(5,091)
Benefits and expenses paid	(2,916)	(5,234)

Benefit obligation at end of period	$46,205	$46,083

Funded status of plans
Funded status at end of period	$(46,205)	$(46,083)
Unrecognized
Prior service cost	(14,771)	(16,927)
Net actuarial loss	933	1,334

Accrued benefit cost	$(60,043)	$(61,676)

Key assumptions at end of period
Discount rate	5.75%	5.75%
Valuation year medical trend	10.00%	11.00%
Ultimate medical trend	5.00%	5.00%
Year ultimate medical trend reached	2012	2012

As of January 1, 2005, the Company implemented plan amendments, which included capping company contributions for a portion of its salaried retirees and moving a portion of both salaried and hourly retirees to managed care programs (which include HMOs and PPOs).

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Year Ended December 30, 2006	For the Year Ended December 31, 2005	For the Year Ended January 1, 2005
Net periodic benefit cost
Service cost	$844	$838	$1,148
Interest cost	2,596	3,103	4,280
Amortization of prior service cost	(2,156)	(2,064)	—
Net actuarial loss	—	80	—

Net periodic benefit cost	$1,284	$1,957	$5,428

The key assumptions used in the measurement of the Company’s net periodic benefit cost are shown in the following table:

	For the Year Ended December 30, 2006	For the Year Ended December 31, 2005	For the Year Ended January 1, 2005
Discount rate	5.75%	6.00%	6.25%
Valuation year medical trend	11.00%	10.00%	10.00%
Ultimate medical trend	5.00%	5.00%	5.00%
Year ultimate medical trend reached	2012	2008	2008

Impact of a one percent change in medical trend rate (dollars in thousands):

	1% Increase	1% Decrease
Aggregate impact on service and interest cost	$99	$(90)
Effect on accumulated plan benefit obligation	1,440	(1,303)

Expected postretirement benefit payments for each of the next five years, and the aggregate of the remaining years after that, are as follows (dollars in thousands):

2007	$2,863
2008	3,001
2009	3,177
2010	3,346
2011	3,528
2012-2016	18,823

$34,738

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. SHARE-BASED COMPENSATION

In December 2001, the Company adopted the Appleton Papers Inc. Long-Term Incentive Plan. In July 2002, the Company adopted the Appleton Papers Canada Ltd. Share Appreciation Rights Plan. These plans provide officers and key employees the opportunity to earn phantom stock units, the value of which is related to the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) prior to the grant date or the exercise date, as applicable. As of December 30, 2006, the fair market value of one share of PDC common stock was $33.62. The phantom stock units generally vest after three years. Vested stock units may be exercised by the participant, in whole or in part, at any time on or before the applicable unit expiration date. Each plan year, phantom stock units may be exercised only during the two exercise window periods as established by the Compensation Committee of the Board of Directors and communicated in writing to the participants. The phantom stock units shall expire, and cease to be exercisable, at the earliest of the following times: (1) ten years after the grant date; (2) the close of the second exercise window that occurs after the participant’s termination of employment with the Company due to death, disability or retirement; (3) the close of the first exercise window that occurs after the participant’s termination of employment for any reason other than death, disability or retirement; or (4) immediately on termination of employment with the Company for any reason, if the phantom stock units are not vested as of the employment termination date. The phantom stock units are settled in cash upon exercise.

The Company adopted SFAS No. 123R, “Share-Based Payment,” effective January 1, 2006. The adoption did not have a significant impact on the Company as, consistent with prior years, compensation expense for the phantom stock units is recognized based on the intrinsic value of the vested units at the end of each period. Upon adoption, the Company elected to recognize expense based on straight-line vesting of the units. Compensation expense for these plans was $2.8 million in 2006, $1.1 million in 2005 and $1.9 million in 2004. Based on the Company’s common stock unit price as of December 30, 2006, the Company had approximately $1.4 million of total unrecognized compensation expense related to nonvested phantom stock units granted under the plans. That expense is expected to be recognized over a weighted-average period of 1.8 years. Since the inception of the Plan, 1,424,670 share units have been granted, 328,660 shares have been forfeited and 255,893 shares have been exercised, leaving an outstanding balance of 840,117 shares. A summary of 2006 activity within these plans is as follows:

	Weighted Average Grant Unit Price	Grant Units	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (dollars in thousands)
Outstanding, December 31, 2005	$23.52	767,514
Granted	28.74	331,750
Exercised	17.67	(146,181)
Forfeited or expired	25.85	(112,966)

Outstanding, December 30, 2006	$26.29	840,117	8.1	$6,164

Exercisable, December 30, 2006	$21.41	245,317	6.4	$2,997

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2004, 18,250 units were exercised at an appreciation value of approximately $0.2 million. During 2005, 91,462 units were exercised at an appreciation value of approximately $1.5 million. During 2006, 146,181 units were exercised at an appreciation value of approximately $1.7 million. As of December 30, 2006, a liability of approximately $3.0 million, of which, $1.0 million is classified as short-term, is on the consolidated balance sheet representing 245,317 fully vested units. An additional long-term liability of $1.8 million is included on the consolidated balance sheet dated December 30, 2006 to reserve for the compensation liability accrued to date on the remaining units not yet fully vested.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of share units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of shares to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as established under the terms of the ESOP as of the prior December 31 and June 30, respectively. This deferred compensation vests coincidental with the board member’s continued service on the Board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. During fiscal year 2006, expense for this plan was approximately $0.2 million. Since the 2006 inception of the Plan, 4,690 share units have been earned and represent an approximate liability of $0.2 million on the consolidated balance sheet as of December 30, 2006.

17. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has entered into a contractual arrangement for the purchase of raw materials from a supplier. Obligations as of December 30, 2006, under this contractual agreement are as follows (dollars in thousands):

2007	$3,770
2008 and thereafter	—

$3,770

Actual purchases under such obligations approximated $7.8 million in 2006, $8.6 million in 2005 and $19.4 million in 2004.

CONTINGENCIES

Lower Fox River

Various state and federal government agencies and Native American tribes have asserted claims against Appleton and other parties with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. Wastewater from the Appleton plant, a paper mill in Combined Locks, Wisconsin, which the Company owned from 1978 to 2000 and is now owned by Appleton Coated LLC (an affiliate of AWA), and other local industrial facilities carried PCBs into the Lower Fox River during this time period. As a result, there are allegedly eleven million cubic yards of PCB-contaminated sediment spread over 39 miles of the Lower Fox River and Green Bay, which is part of Lake Michigan.

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

In 2003, the Wisconsin Department of Natural Resources (“DNR”) issued a Record of Decision (“ROD”), with which the EPA concurred, on the first two segments of the river. Pursuant to a 2004 consent decree, Glatfelter and WTM I are managing remediation efforts in the first segment. Glatfelter and WTM I each contributed $25.2 million to cover the costs of the required remedial action. It is Appleton’s position that neither Appleton nor NCR has any responsibility or liability for PCB contamination in the first segment. In 2003, the DNR and EPA also issued a second ROD covering the third, fourth and fifth segments of the Lower Fox River. Pursuant to a 2006 consent decree, NCR and Sonoco agreed to fund a remedial project in the fourth segment at an estimated cost of $30 million. Appleton expects it will contribute to NCR’s portion of this remedial project, consistent with the 1998 interim settlement agreement and 2006 arbitration determination between Appleton and NCR, discussed below. In the two RODs, the DNR estimates total costs for the Lower Fox River remedial action plan of approximately $400 million over a 7 to 18-year time period. Most of the estimated costs relate to the removal and disposal of sediment from the Lower Fox River. Engineers engaged by several of the PRPs have estimated the cost of remediation work could be between $740 million and $1.6 billion which the DNR disputes. Appleton bases its cost estimates for remediation on the remedies adopted in the RODs.

In November 2006, the EPA issued a proposal, referred to as the Optimized Remedy, to modify the current cleanup plan for certain sections of the Fox River as set forth in the RODs. If and when a final Optimized Remedy is issued, the Company will re-evaluate its estimate of potential liability and adjust the estimate, if necessary.

In February 2007, the EPA and DNR issued a General Notice letter to the PRPs. EPA and DNR are seeking to have one or more of the PRPs enter into an agreement to implement all remaining remedial action for segments two, three, four and five of the river, consistent with the RODs. The EPA and DNR are asking the PRPs to submit a good faith settlement offer, which would include a written proposal demonstrating the PRPs qualifications and willingness to conduct the remedial action, as well as address the IGP’s claims for unreimbursed costs and natural resource damages (“NRDs”).

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2000, the U.S. Fish and Wildlife Service (“FWS”) released a proposed plan for restoring natural resources injured by PCBs. The plan estimates that NRDs will fall in the range of $176 to $333 million for all PRPs in the aggregate. Appleton bases its cost estimates for NRD claims on the FWS plan. However, based on the settlement amounts of NRD claims to date, which have been substantially less than original estimates, Appleton anticipates the actual costs for the PRPs to settle NRD claims will be less than $176 to $333 million.

Pursuant to a 2001 consent decree with various government agencies (“Intergovernmental Partners” or “IGP”), which expired in 2005, Appleton and NCR collectively paid $41.5 million for interim restoration and remediation efforts directed by the IGP. In addition, pursuant to a 2006 consent decree, which expired in 2006, Appleton and NCR collectively paid approximately $750,000 toward interim restoration efforts and the preparation of a report analyzing the progress toward the restoration goals related to the Lower Fox River. Neither consent decree constitutes a final settlement or provides protection against future claims; however, Appleton and NCR will receive full credit against remediation costs and NRD claims for all monies expended under the consent decrees.

Appleton purchased the Appleton plant and the Combined Locks paper mill from NCR in 1978, after the use of PCBs in the manufacturing process was discontinued. Nevertheless, pursuant to CERCLA, both Appleton and NCR are viewed by the EPA as PRPs. Appleton and NCR asserted indemnity claims against each other and, in 1998, entered into an interim settlement agreement under which the parties agreed to share both defense and liability costs arising from the Lower Fox River. The parties’ indemnification obligations are currently defined by the 1998 interim settlement agreement. When the 1998 interim settlement agreement expires, the parties’ indemnification obligations will be defined by an arbitration determination that was obtained in January 2006.

A study performed by the FWS in 2000 concluded that the discharges from the Appleton plant and the Combined Locks paper mill represent a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates have not been finalized and will not be binding on the PRPs. The final allocation of liability among the PRPs will be determined by negotiation, litigation or other dispute resolution processes. Based on historical and technical analyses performed by environmental engineers Appleton has engaged, Appleton believes that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total PCBs discharged. A portion of Appleton’s potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay their respective share(s) of the potential liability, Appleton could be responsible for a portion of their share(s). Based on a review of publicly available financial information Appleton believes the other PRPs will be required, and have adequate financial resources, to pay their share of the remediation and natural resource damage claims for the Lower Fox River.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A precise estimate of Appleton’s ultimate share of liability cannot be made at this time due to uncertainties with respect to: the scope and cost of implementing the final remediation plan; the scope of restoration and final valuation of NRD assessments; the evolving nature of remediation and restoration technologies and governmental policies; and Appleton’s share of liability relative to the other PRPs. However, the issuance of the RODs and the beginning of remediation activities, provides Appleton the ability to reasonably estimate its potential liability. Accordingly, Appleton has recorded a reserve for this liability. At December 31, 2005 this reserve approximated $96.0 million. During fiscal 2006, an analysis of Appleton’s estimated remaining potential liability was completed and, as a result, increased its reserve for this liability by $14.7 million. Also during fiscal 2006, $9.5 million of payments were made against this reserve. As a result, $101.2 million is remaining in the reserve as of December 30, 2006; $18.2 million is recorded in other accrued liabilities and $83.0 million is recorded as a long-term environmental liability.

As part of the November 9, 2001 acquisition, AWA agreed to indemnify Appleton for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River (see Note 1 “Basis of Presentation and Nature of Operations”). At December 31, 2005, the total indemnification receivable from AWA was $71.0 million. As noted above, Appleton increased its environmental liability reserve by $14.7 million. Under the indemnification agreement with AWA, this entire amount will be indemnified and therefore the indemnification receivable from AWA was increased by $14.7 million. Also during fiscal 2006, $9.5 million of indemnification payments were received from AWA. As a result, $76.2 million is remaining as the indemnification receivable; $18.2 million is recorded as other current assets and $58.0 million is recorded as environmental indemnification receivable. The $25.0 million difference between the reserve and the indemnification receivable represents the share of Lower Fox River costs for which Appleton is responsible.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the indemnification receivable/environmental liability is provided below (dollars in thousands):

	Environmental Indemnification Receivable	Environmental Liability
Establishment of reserve for 2001 IGP consent decree	$—	$(19,209)
Accretion of Lower Fox River environmental liability	—	(747)
Fair market valuation of AWA indemnification receivable and the Lower Fox River liability as of the November 9, 2001 acquisition date	20,380	(424)

Balance, December 29, 2001	20,380	(20,380)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the first ROD on January 7, 2003	66,146	(66,146)
Establishment of reserve for Appleton’s portion of the Lower Fox River environmental liability in accordance with the Fox River Indemnification agreement	—	(21,017)
Payments made for indemnification receivable/environmental liability	(14,077)	14,077
Accretion of Lower Fox River indemnification receivable/environmental liability	1,052	(1,052)

Balance, December 28, 2002	73,501	(94,518)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the second ROD on July 28, 2003	15,581	(15,581)
Payments made for indemnification receivable/environmental liability	(6,867)	6,867
Accretion of Lower Fox River indemnification receivable/environmental liability	4,582	(5,864)

Balance, January 3, 2004	86,797	(109,096)
Payments made for indemnification receivable/environmental liability	(14,522)	14,522
Accretion of Lower Fox River indemnification receivable/environmental liability	5,523	(6,854)

Balance, January 1, 2005	77,798	(101,428)
Payments made for indemnification receivable/environmental liability	(11,832)	11,832
Accretion of Lower Fox River indemnification receivable/environmental liability	5,046	(6,416)

Balance, December 31, 2005	71,012	(96,012)
Establishment of additional indemnification receivable/environmental liability to update current estimate of remaining potential liability	14,755	(14,755)
Payments made for indemnification receivable/environmental liability	(9,536)	9,536

Balance, December 30, 2006	$76,231	$(101,231)

Appleton used the following estimates in evaluating its total Lower Fox River liability and establishing its reserves: (1) total costs for remediation of $480 million, based on the DNR’s estimate of $400 million in total costs for remediation, plus a 20% contingency; (2) the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than Appleton’s estimate (Appleton assumes that Appleton and NCR are primarily responsible for only the discharges from the Appleton and Combined Locks facilities and not for discharges from other sources as alleged by other PRPs); (3) costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less based on the IGP’s settlement of other NRD claims; (4) Appleton’s responsibility for over half of the claims asserted against Appleton and NCR, based on the interim settlement agreement with NCR and the arbitration determination; and (5) $38 million in fees and expenses through 2010. Because of the numerous uncertainties underlying these estimates, it is possible that Appleton’s share of costs could be higher.

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

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, Appleton believes that it could be necessary to undertake remedial action in the future, although Appleton is currently under no obligation to do so. Appleton has not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. The cost for remedial action, which could include installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River, was estimated in 2001 to range up to approximately $10.5 million, with approximately $3 million in short-term costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill property, the Great Miami River remediation and Appleton’s share of these remediation costs, if any, no provision has been recorded in the accompanying financial statements for estimated remediation costs. In conjunction with the acquisition of the Company by the employee stock ownership plan (“ESOP”) in 2001, and as limited by the terms of the purchase agreement, AWA agreed to indemnify the Company for 50% of all environmental liabilities at the West Carrollton mill up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owners and operators of the West Carrollton mill may be liable for all or part of the cost of remediation of historic PCB contamination.

In addition, in 2005, eleven local residents who allegedly live (or have lived) near the wastewater treatment plant of the mill and two former mill employees (and one of their spouses) filed lawsuits in Montgomery County, Ohio court, alleging that Appleton released and continues to release hazardous substances from the mill, including PCBs, dioxins and fluorochemicals, which allegedly caused injury to the plaintiffs and/or damage to their property. The lawsuit commenced by the two former mill employees was dismissed without prejudice in 2005. The lawsuit commenced by the local resident plaintiffs was resolved in 2006.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other

From time to time, Appleton may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of its business. A comprehensive insurance program is maintained to provide a measure of financial protection against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. The Company has successfully defended such claims, settling some for amounts which are not material to the business and obtaining dismissals in others. While the Company vigorously defends itself and expects to prevail in any similar cases that may be brought against Appleton in the future, there can be no assurance that the Company will be successful in its defense.

During 2006, the Company recorded a nonrecurring gain of approximately $2.0 million in selling, general and administrative expenses for favorable insurance settlements related to litigation matters.

Except as described above, assuming the Company’s expectations regarding defending product liability or other matters prove accurate, Appleton does not believe that any pending or threatened demands, claims, suits or other legal proceedings will have, individually or in the aggregate, a materially adverse effect on its financial position, results of operations or cash flows.

18. CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures (dollars in thousands):

	For the Year Ended December 30, 2006	For the Year Ended December 31, 2005	For the Year Ended January 1, 2005
Cash paid during the period for:
Interest	$46,745	$45,929	$36,877
Income taxes	659	1,313	2,221

19. CONCENTRATIONS OF CREDIT AND OTHER RISKS

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of temporary cash investments that exceed the maximum federally insured limits and trade receivables. The Company places its temporary cash investments with high quality financial funds that, by policy, limit their exposure to any one financial security.

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base. The Company does not believe it is dependent upon any single customer. Sales to the Company’s two largest customers each represented approximately 9% and 7% of net sales in 2006, 11% and 7% of net sales in 2005 and 12% and 8% of net sales in 2004.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Within the technical papers business, the Company’s five largest customers in the coated solutions segment accounted for approximately 41% of coated solutions net sales in fiscal 2006, approximately 45% of coated solutions net sales in fiscal 2005 and approximately 47% of coated solutions net sales in fiscal 2004. The five largest customers in the thermal papers segment accounted for approximately 39% of thermal papers net sales in fiscal 2006, approximately 42% of thermal papers net sales in fiscal 2005 and approximately 46% of thermal papers net sales in fiscal 2004. Sales to the five largest customers within the secure and specialized print services segment represented approximately 37% of total segment net sales for 2006, approximately 33% of total segment net sales for 2005 and approximately 30% of total segment net sales in fiscal 2004. Sales to the Company’s five largest customers in the performance packaging segment accounted for approximately 34% of total segment sales in fiscal 2006, approximately 28% of total segment sales in fiscal 2005 and approximately 29% of total segment sales in fiscal 2004.

Base stock is a key raw material in the Company’s business. During fiscal 2006, the Company purchased approximately $126 million of base stock from external suppliers. Approximately $54 million of this base stock was purchased for the production of carbonless products with approximately 97% purchased from three external suppliers. The Company purchased approximately $70 million of base stock for the production of thermal products with nearly 72% purchased from a single external supplier. During fiscal 2005, the Company purchased approximately $135 million of base stock from external suppliers. Approximately $67 million of this base stock was purchased for the production of carbonless products with nearly 94% purchased from three external suppliers. The Company purchased approximately $63 million of base stock for the production of thermal products with over 69% purchased from a single external supplier. For fiscal 2004, the Company purchased approximately $126 million of base stock from external suppliers. Approximately $52 million of this base stock was purchased for the production of carbonless products with nearly 95% purchased from four external suppliers. The Company purchased approximately $69 million of base stock for the production of thermal products with over 78% purchased from a single external supplier.

20. EMPLOYEE STOCK OWNERSHIP PLAN

The Appleton Papers Retirement Savings and Employee Stock Ownership Plan (the “KSOP”) includes a separate ESOP component. The KSOP is a tax-qualified retirement plan that also contains a 401(k) feature, which provides participants with the ability to make pre-tax contributions to the KSOP by electing to defer a percentage of their compensation. The ESOP is a tax-qualified employee stock ownership plan that is designed to invest primarily in the common stock of PDC.

Eligible participants, as “named fiduciaries” under ERISA, were offered a one-time irrevocable election to acquire a beneficial interest in the common stock of PDC by electing to direct the transfer of all or a portion of their existing account balances in the KSOP and the 401(a) plan (Appleton Papers Inc. Retirement Medical Savings Plan) to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $106.8 million. All proceeds of the offering were used by the ESOP trustee to purchase 10,684,373 shares of PDC common stock. As a result of this purchase, the ESOP owns 100% of the common stock of PDC. The ESOP trustee is expected to purchase common stock from PDC with future pre-tax deferrals made by employees. The Company also intends to fund a significant part of its matching contribution commitment with common stock of PDC. The Company’s matching contributions charged to expense amounted to $7.8 million in 2006, $7.9 million in 2005 and $7.7 million in 2004.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. Covenants in the agreements providing for the senior credit facility, the 8.125% senior notes due 2011 and the 9.75% senior subordinated notes due 2014 restrict Appleton’s ability to pay dividends to PDC, which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may conflict with the terms of the senior credit and note agreements. During 2005 and 2006, Appleton exercised its right to satisfy requests for distributions to former participants using five equal annual installments.

In fiscal 2006, the ESOP trustee purchased 275,668 shares of PDC redeemable common stock for an aggregate price of $8.2 million from pre-tax deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. The Company’s matching deferrals over this same period resulted in an additional 223,492 shares of redeemable common stock being issued. As a result of hardship withdrawals, diversification elections and employee terminations, 886,989 shares of PDC redeemable common stock were repurchased during 2006 at an aggregate price of $27.1 million.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the FASB’s Emerging Issues Task Force (“EITF”) Topic D-98, redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of December 30, 2006. The earliest redemption date, as mandated by federal law, occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. The Company accreted the redeemable common stock by $17.2 million for the year ended December 30, 2006. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $388 million was determined. The redeemable common stock recorded book value as of December 30, 2006 was $190 million, which leaves a remaining unrecognized liability to be accreted of approximately $198 million. The fair value of the redeemable common stock is determined by an independent, third-party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Such valuations are made as of June 30 and December 31. Until the independent valuation is received, the fair value of the stock is estimated by management. The interim estimates as of the first and third quarter of each year may differ from the values determined by the appraiser as of June 30 and December 31. Adjustments, if any, as of the first quarter and third quarter of each year, will be recorded when the independent valuation is received. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

21. UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for the fiscal year 2006 includes the following (dollars in thousands):

	For the Three Months Ended April 2, 2006	For the Three Months Ended July 2, 2006	For the Three Months Ended October 1, 2006	For the Three Months Ended December 30, 2006	For the Year Ended December 30, 2006
Net sales	$268,927	$268,985	$272,227	$277,242	$1,087,381
Gross profit	66,211	66,957	70,048	65,382	268,598
Operating income	17,308	12,876	17,276	11,876	59,336
Net income (loss)	5,576	1,200	5,046	(477)	11,345

Unaudited quarterly financial data for the fiscal year 2005 includes the following (dollars in thousands):

	For the Three Months Ended April 3, 2005	For the Three Months Ended July 3, 2005	For the Three Months Ended October 2, 2005	For the Three Months Ended December 31, 2005	For the Year Ended December 31, 2005
Net sales	$253,008	$262,002	$262,496	$268,998	$1,046,504
Gross profit	62,159	65,331	68,839	65,114	261,443
Operating income	7,242	11,285	14,751	13,059	46,337
Net (loss) income	(4,283)	(995)	2,936	(672)	(3,014)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. SEGMENT INFORMATION

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

The coated solutions segment includes carbonless paper. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. As part of its coated solutions segment, the Company produces coated products for point-of-sale displays and other design and print applications. The Company also offers customers custom coating solutions and the potential for strategic partnerships through its engineered manufacturing solutions or toll coating program. This program focuses on the Company’s ability to apply barrier and/or printable coatings to substrates. The Company supplies coated solutions products to paper merchants, business forms printers and paper converters.

The thermal papers segment focuses on the development of substrates for the transaction and item identification markets. These products are widely used for point-of-sale receipts and coupons; entertainment and transportation tickets; lottery and gaming tickets; engineering, medical and industrial charts; tags for airline baggage and retail applications; and label products for shipping, warehousing, medical and clean-room applications. The Company supplies thermal products primarily to printers and paper converters.

The security papers segment produces products with basic security features that make them resistant to forgery and counterfeiting. From that foundation Appleton is building a portfolio of products that incorporates security technologies including watermarks, taggants, embedded threads and fibers and machine-readable technologies to serve global markets. The focus of the security papers segment is on checks and business and government documents.

The specialized and secure print services segment includes BemroseBooth. BemroseBooth is located in England and was acquired by Appleton in December 2003 to gain greater access to international security product markets. BemroseBooth provides business critical products with security features and specialized print management services to the transactional services, secure logistics and promotional products markets. BemroseBooth’s products include security-printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed calendars. The company also offers print management services, such as creative design, product sourcing and stock and logistics management, through a network of external suppliers.

The performance packaging segment includes two Wisconsin-based companies. C&H Packaging (Merrill, Wisconsin) prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. American Plastics (Rhinelander, Wisconsin) produces high-quality, custom multilayered films and commercial packaging. In January 2005, the Company acquired New England Extrusion (Turners Falls, Massachusetts, and Milton, Wisconsin), a company that produces single and multilayer polyethylene films for packaging applications. New England Extrusion’s polyethylene films complement the high barrier coextruded films American Plastics produces.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Appleton does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization, as determined by Appleton for its reportable segments, are as follows (dollars in thousands):

	For the Year Ended December 30, 2006	For the Year Ended December 31, 2005	For the Year Ended January 1, 2005
Net sales
Technical papers
Coated solutions	$572,368	$590,531	$602,153
Thermal papers	260,035	219,337	209,081
Security papers	29,446	24,927	21,218

	861,849	834,795	832,452
Secure and specialized print services	113,726	112,238	110,061
Performance packaging	111,806	99,471	46,995

Total	$1,087,381	$1,046,504	$989,508

Operating income (loss)
Technical papers
Coated solutions	$50,853	$54,767	$59,286
Thermal papers	13,392	4,546	7,926
Security papers	1,624	(839)	(2,219)

	65,869	58,474	64,993
Secure and specialized print services	(130)	97	2,565
Performance packaging	9,798	5,938	3,333
Unallocated corporate charges and business development costs	(16,201)	(18,172)	(17,227)

Total	$59,336	$46,337	$53,664

Depreciation and amortization
Technical papers
Coated solutions	$45,935	$48,730	$52,418
Thermal papers	14,605	15,246	13,482
Security papers	2,805	2,636	2,394

	63,345	66,612	68,294
Secure and specialized print services	6,560	6,777	6,651
Performance packaging	5,478	5,994	2,044
Unallocated corporate charges	372	461	350

Total	$75,755	$79,844	$77,339

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2006, the Company recorded restructuring costs within its reportable segments as follows: $0.5 million in coated solutions, $0.5 million in thermal papers, $0.1 million in security papers, $1.4 million in secure and specialized print services, $0.2 million in performance packaging and $0.9 million in unallocated corporate charges and business development costs. During 2005, the Company recorded restructuring costs within its reportable segments as follows: $3.0 million in coated solutions, $0.4 million in thermal papers, $0.3 million in security papers, $3.2 million in secure and specialized print services, $0.2 million in performance packaging and $3.5 million in unallocated corporate charges and business development costs. During 2004, the Company recorded a $3.0 million restructuring charge in unallocated corporate charges and business development costs.

Revenues from sales in the U.S. were $747.3 million is fiscal 2006, $750.7 million in fiscal 2005 and $720.0 million in fiscal 2004. Revenues from sales to customers in foreign countries were $340.1 million in fiscal 2006, $295.8 million in fiscal 2005 and $269.5 million in fiscal 2004. The Company held approximately $72 million in long-lived assets in foreign countries, substantially all of which are located in England, and approximately $538 million in long-lived assets in the U.S. as of December 30, 2006. The Company held approximately $68 million in long-lived assets in foreign countries and approximately $577 million in long-lived assets in the U.S. as of December 31, 2005. The Company held approximately $76 million in long-lived assets in foreign countries and approximately $565 million in long-lived assets in the U.S. as of January 1, 2005.

23. GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior notes and senior subordinated notes (the “Notes”) which have been guaranteed by PDC (the “Parent Guarantor”), C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and New England Extrusion Inc., each of which is a wholly-owned subsidiary of Appleton (the “Subsidiary Guarantors”). These guarantees are full, unconditional and joint and several.

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a wholly-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of December 30, 2006, and December 31, 2005, and for the years ended December 30, 2006, December 31, 2005, and January 1, 2005. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 30, 2006

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$17,249	$817	$1,909	$—	$19,975
Accounts receivable, net	—	94,081	37,199	8,496	—	139,776
Inventories	—	109,747	27,361	1,646	—	138,754
Other current assets	18,200	6,680	1,446	90	—	26,416

Total current assets	18,200	227,757	66,823	12,141	—	324,921
Property, plant and equipment, net	—	367,327	65,363	20	—	432,710
Investment in subsidiaries	317,687	170,040	—	—	(487,727)	—
Other assets	58,043	87,513	112,893	43	—	258,492

Total assets	$393,930	$852,637	$245,079	$12,204	$(487,727)	$1,016,123

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$6,384	$—	$—	$—	$6,384
Accounts payable	—	58,451	17,633	197	—	76,281
Due to (from) parent and affiliated companies	276,359	(312,220)	37,948	(2,087)	—	—
Other accrued liabilities	—	82,060	16,197	1,934	—	100,191

Total current liabilities	276,359	(165,325)	71,778	44	—	182,856
Long-term debt	—	522,399	186	—	—	522,585
Capital lease obligation	—	1,931	—	—	—	1,931
Other long-term liabilities	—	175,945	14,754	481	—	191,180
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	117,571	317,687	158,361	11,679	(487,727)	117,571

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$393,930	$852,637	$245,079	$12,204	$(487,727)	$1,016,123

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR DECEMBER 30, 2006

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$860,628	$224,865	$66,312	$(64,424)	$1,087,381
Cost of sales	—	647,768	173,717	62,035	(64,737)	818,783

Gross profit	—	212,860	51,148	4,277	313	268,598
Selling, general and administrative expenses	—	163,709	39,366	2,582	—	205,657
Restructuring and other charges	—	2,079	1,526	—	—	3,605

Operating income	—	47,072	10,256	1,695	313	59,336
Interest expense	10,132	49,186	3,344	—	(13,297)	49,365
Interest income	—	(14,130)	(6)	(64)	13,297	(903)
Income in equity investments	(21,477)	(8,880)	—	—	30,357	—
Other (income) expense	—	(576)	246	92	(29)	(267)

Income before income taxes	11,345	21,472	6,672	1,667	(30,015)	11,141
(Benefit) provision for income taxes	—	(5)	(806)	607	—	(204)

Net income	$11,345	$21,477	$7,478	$1,060	$(30,015)	$11,345

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 30, 2006

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$11,345	$21,477	$7,478	$1,060	$(30,015)	$11,345
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	—	63,703	12,038	14	—	75,755
Other	—	10,117	543	92	—	10,752
Change in assets and liabilities, net	(19,890)	11,347	(14,446)	(203)	30,015	6,823

Net cash (used) provided by operating activities	(8,545)	106,644	5,613	963	—	104,675
Cash flows from investing activities:
Proceeds from sale of equipment	—	7	788	—	—	795
Additions to property, plant and equipment	—	(26,987)	(9,475)	—	—	(36,462)

Net cash used by investing activities	—	(26,980)	(8,687)	—	—	(35,667)
Cash flows from financing activities:
Payments of senior secured notes payable	—	(35,776)	—	—	—	(35,776)
Payments of senior notes payable	—	(4,400)	—	—	—	(4,400)
Bond consent costs	—	(7,994)	—	—	—	(7,994)
Payments relating to capital lease obligation	—	(731)	—	—	—	(731)
Proceeds from revolving lines of credit	—	20,000	7,475	—	—	27,475
Payments of revolving lines of credit	—	(22,000)	(7,289)	—	—	(29,289)
Due to parent and affiliated companies, net	27,425	(24,798)	(1,129)	(1,498)	—	—
Proceeds from issuance of redeemable common stock	8,238	—	—	—	—	8,238
Payments to redeem common stock	(27,118)	—	—	—	—	(27,118)
Increase in cash overdraft	—	1,870	—	—	—	1,870

Net cash provided (used) by financing activities	8,545	(73,829)	(943)	(1,498)	—	(67,725)
Effect of foreign exchange rate changes on cash and cash equivalents	—	270	—	—	—	270
Change in cash and cash equivalents	—	6,105	(4,017)	(535)	—	1,553
Cash and cash equivalents at beginning of period	—	11,144	4,834	2,444	—	18,422

Cash and cash equivalents at end of period	$—	$17,249	$817	$1,909	$—	$19,975

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(3,014)	$7,098	$25,421	$1,371	$(33,890)	$(3,014)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	—	67,264	12,564	16	—	79,844
Other	—	13,962	491	(347)	—	14,106
Change in assets and liabilities, net	(4,247)	(27,984)	(17,563)	(1,372)	33,890	(17,276)

Net cash (used) provided by operating activities	(7,261)	60,340	20,913	(332)	—	73,660
Cash flows from investing activities:
Proceeds from sale of equipment	—	36	4	—	—	40
Acquisition of businesses, net of cash acquired	—	(68,832)	—	—	—	(68,832)
Additions to property, plant and equipment	—	(25,535)	(6,997)	—	—	(32,532)

Net cash used by investing activities	—	(94,331)	(6,993)	—	—	(101,324)
Cash flows from financing activities:
Payments of senior secured notes payable	—	(17,441)	—	—	—	(17,441)
Payments of senior notes payable		(13,000)				(13,000)
Payments relating to capital lease obligation	—	(675)	—	—	—	(675)
Proceeds from revolving line of credit	—	75,000	—	—	—	75,000
Payments of revolving line of credit	—	(73,000)	—	—	—	(73,000)
Due to parent and affiliated companies, net	2,690	17,666	(18,379)	(1,977)	—	—
Proceeds from issuance of redeemable common stock	13,940	—	—	—	—	13,940
Payments to redeem common stock	(9,369)	—	—	—	—	(9,369)
Increase in cash overdraft	—	846	—	—	—	846

Net cash provided (used) by financing activities	7,261	(10,604)	(18,379)	(1,977)	—	(23,699)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(153)	—	—	—	(153)
Change in cash and cash equivalents	—	(44,748)	(4,459)	(2,309)	—	(51,516)
Cash and cash equivalents at beginning of period	—	55,892	9,293	4,753	—	69,938

Cash and cash equivalents at end of period	$—	$11,144	$4,834	$2,444	$—	$18,422

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

None.

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

The following table presents information as of February 15, 2007, regarding the executive officers and directors of Appleton and Paperweight Development. Each director holds a one-year term of office.

Name	Age	Position
Mark R. Richards	47	Chairman, President, Chief Executive Officer and a Director of Appleton, and Chairman, President, and Chief Executive Officer and a Director of Paperweight Development

Stephen P. Carter	55	Director of Appleton and Paperweight Development

Ronald A. Pace	59	Director of Appleton and Paperweight Development

Susan Scherbel	48	Director of Appleton and Paperweight Development

Kathi P. Seifert	57	Director of Appleton and Paperweight Development

M. Kathleen Bolhous	47	Vice President and General Manager, Performance Packaging of Appleton

Thomas J. Ferree	49	Vice President Finance, Chief Financial Officer and Treasurer of Appleton, and Chief Financial Officer and Treasurer of Paperweight Development

Ted E. Goodwin	50	Vice President, Business Development of Appleton

Stephen G. Kula	44	Controller of Appleton, and Assistant Treasurer and Controller of Paperweight Development

Sarah T. Macdonald	42	Vice President and General Manager, International of Appleton

Walter M. Schonfeld	42	President, Technical Papers of Appleton

Angela M. Tyczkowski	41	Vice President, Secretary, General Counsel and Chief Compliance Officer of Appleton, and Vice President and Secretary of Paperweight Development

Kent E. Willetts	49	Vice President, Marketing and Strategy of Appleton

David B. Williams	47	Vice President Manufacturing, Technical Papers of Appleton

Mark R. Richards. Mr. Richards has been Chief Executive Officer and President of Appleton since April 2005 and a Director and Chairman of Appleton since June 2005 and Chief Executive Officer, Chairman, Director and President of Paperweight Development since April 2005. Prior to joining Appleton, Mr. Richards served as president of the Engineered Support Structures division of Valmont Industries, Inc. since 1999. Mr. Richards is a graduate of Northwestern University’s Kellogg Graduate School of Management where he earned a master’s degree in business administration with concentrations in marketing and finance in 1989. He earned a bachelor’s degree in packaging from Michigan State University in 1983.

Stephen P. Carter. Mr. Carter joined Appleton and Paperweight Development as a Director in July 2004. Mr. Carter is currently a consultant and a director of Blackhawk Bancorp., Inc., a publicly held bank holding company. Mr. Carter retired as the Executive Vice President, Chief Financial Officer and Treasurer for Woodward Governor Company in August 2005, a position he held since January 2003. From January 1997 to December 2002, Mr. Carter was Vice President, Chief Financial Officer and Treasurer for Woodward. Mr. Carter graduated with a bachelor’s degree from Brigham Young University in 1973 and is a CPA in Illinois.

Ronald A. Pace. Mr. Pace has been a Director of Appleton and a Director of Paperweight Development since January 2003. Mr. Pace has been President Kitchen & Bath – Americas for Kohler Company since March 2006. From June 1999 to March 2006, Mr. Pace served as Sector President Plumbing – Americas for Kohler Company. Mr. Pace received his bachelor’s degree (Economics/Chemistry) in 1969 and a master’s degree in business administration (Finance/Marketing) in 1972 from the University of Connecticut.

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

Kathi P. Seifert. Ms. Seifert joined Appleton and Paperweight Development as a Director in July 2004. From 1999 to June 2004, Ms. Seifert served as Executive Vice President and Group President of Global Personal Care Products for Kimberly-Clark Corporation. Ms. Seifert is also currently a director of Eli Lilly and Company, Revlon Consumer Products Corporation, Supervalu, Inc. and Lexmark, Inc. Ms. Seifert graduated with a bachelor’s degree from Valparaiso University in 1971.

M. Kathleen Bolhous. Ms. Bolhous joined Appleton in January 2006 as Vice President and General Manager of Performance Packaging. Prior to joining Appleton, she served in various management positions with Cascade Engineering from 1998. From 2005 to 2006 she served as Vice President of the Industrial Solutions group of Cascade Engineering. From 2003 to 2005 Ms. Bolhous served as Vice President of the Emerging Solutions Group and from, 1998 to 2003 she served as Vice President of the Container Group at Cascade Engineering. Ms. Bolhous is a graduate of Hope College where she earned a bachelor’s degree in business administration and communications in 1983.

Thomas J. Ferree. Mr. Ferree has been Vice President Finance and Chief Financial Officer of Appleton since October 2006 and Treasurer of Appleton and Chief Financial Officer and Treasurer of Paperweight Development since November 2006. Prior to joining Appleton, Mr. Ferree served as Senior Vice President of Finance and Chief Financial Officer of Wells’ Dairy, Inc. since 2003. From 1999 to 2003 he was the Corporate Controller for Meredith Corporation. Mr. Ferree received his bachelor’s degree (Business Administration, Accounting) from the University of Iowa in 1979 and he received his master’s degree in finance from the University of Iowa in 1980.

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

Stephen G. Kula. Mr. Kula has been the Controller of Appleton since October 1997 and the Assistant Treasurer and Controller of Paperweight since January 2004. Since joining Appleton in 1985, Mr. Kula has held various financial positions within Appleton. Mr. Kula is a graduate of the University of Wisconsin-Oshkosh where he earned a master’s degree in business administration in 1992. He earned a bachelor’s degree in accounting from St. Norbert College in 1985.

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

Walter M. Schonfeld. Mr. Schonfeld has been the President, Technical Papers since joining Appleton in May 2006. Prior to joining Appleton, Mr. Schonfeld served as Special Assistant to the Technicolor CEO from May 2005 to March 2006 and as President of Technicolor’s Worldwide Entertainment Services Group starting in 1999. Mr. Schonfeld earned his bachelor’s degree (Computer Science) from Wilkes University in 1986 and he received a master’s degree in business administration, finance from the Wharton School at the University of Pennsylvania in 1993.

Angela M. Tyczkowski. Ms. Tyczkowski was named Vice President, Secretary, General Counsel and Chief Compliance Officer of Appleton in August 2006 and Vice President and Secretary of Paperweight Development in January 2006. Ms. Tyczkowski joined Appleton in 1996 and has held various legal positions within Appleton since that time, including Vice President and General Counsel. She earned a Juris Doctoris in 1991 and a bachelor’s degree in German language, criminology and law studies in 1988 from Marquette University.

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

David B. Williams. Mr. Williams has been the Vice President Manufacturing, Technical Papers of Appleton since October 2006 when he joined Appleton. Prior to joining Appleton, Mr. Williams held various executive and management positions with Cascade Engineering from 1994 to 2006. He earned his bachelor’s degree (Accounting) from Grand Valley State University in 1981 and is currently pursuing his master’s degree in business administration.

The boards of directors of both Paperweight Development and Appleton currently consist of five members. Paperweight Development and Appleton are in the process of adding two additional independent board members. Paperweight Development has entered into a security holders agreement with the ESOP Trust which sets forth the manner in which the ESOP Trust will vote its shares of Paperweight Development common stock in connection with the election of directors of Paperweight’s board of directors. Under the agreement, the ESOP Trust has agreed to vote all of its shares of Paperweight Development common stock on and after January 1, 2005, to elect to Paperweight Development’s board four individuals nominated by Paperweight Development’s chief executive officer and three individuals jointly nominated by the ESOP Trust and the chief executive officer.

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

Pursuant to the agreements above, Mr. Richards and Ms. Scherbel were nominated by Mr. Richards, Appleton’s chief executive officer, and elected to the boards of directors of Paperweight Development and Appleton. Mr. Richards will also nominate the two open independent director positions. Mr. Pace, Mr. Carter and Ms. Seifert were jointly nominated by Mr. Richards and the ESOP Trust and elected to the boards of directors of Paperweight Development and Appleton.

Pursuant to the terms of the new senior credit facility and the indentures governing the senior notes and senior subordinated notes, the security holders agreements described above may not be amended except under limited circumstances.

The board of directors of Paperweight Development has an Audit Committee, and the board of directors of Appleton has a Compensation Committee. The members of both the Audit Committee and the Compensation Committee are Ms. Scherbel, Ms. Seifert and Messrs. Carter and Pace. Mr. Carter serves as the Audit Committee Chair and Ms. Seifert serves as the Compensation Committee Chair. The charter of the Audit Committee provides, among other things, that the Audit Committee will provide assistance to the board of directors in fulfilling its responsibility to the ESOP participants relating to financial accounting and reporting practices and the quality and integrity of Paperweight Development financial reports. The charter of the Compensation Committee provides that the Compensation Committee is responsible for authorizing the compensation of the Chief Executive Officer subject to ratification by the Board of Directors, approving the compensation of the named executive officers based on the recommendations of the Chief Executive Officer and reviewing the compensation of the other executive officers. The Compensation Committee also has authority for administration of our Long-Term Incentive Plan. See “Item 11. Executive Compensation—Compensation Discussion and Analysis and Long-Term Incentive Plan,” below. The charters of the Audit Committee and the Compensation Committee are available at www.appletonideas.com (investor information section).

The boards of directors of Paperweight Development and Appleton have determined that Stephen P. Carter is an “audit committee financial expert” as defined under the applicable rules of the SEC. Mr. Carter is an “independent director” as that term is defined under the listing standards of the Nasdaq Stock Market, Inc.

We have adopted a Code of Business Conduct and Ethics that applies to the directors, officers and employees of Paperweight Development and Appleton, including the principal executive officer, principal financial officer and principal accounting officer and controller of Paperweight Development and Appleton. We have posted the Code of Business Conduct and Ethics on Appleton’s Internet web site at www.appletonideas.com. We intend to timely disclose on the website any future amendments to, or waivers from, certain provisions of the Code of Business Conduct and Ethics that apply to the principal executive officer, principal financial officer and principal accounting officer and controller of Paperweight Development and Appleton. We have also adopted other best practices including the following:

•	The boards of Appleton and Paperweight Development regularly review their own performance.

•	The chairman of Appleton’s and Paperweight Development’s boards performs reviews of the boards and the individual directors on an annual basis.

•	The boards of Appleton and Paperweight Development regularly approve our CEO succession plan.

•	Our independent directors meet regularly without the CEO present.

•	We have adopted guidelines for executive investment in Paperweight Development stock.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Goals and Policies. Our Executive Compensation Goals and Policies, adopted by the Compensation Committee of our Board of Directors, establish the objectives of our compensation program. Those objectives are to: (1) enable us to attract, motivate and retain highly qualified people; (2) provide compensation opportunities that pay generally within the middle of the range of management compensation for similar companies; (3) support our strategic business goals; and (4) act in the best interests of our beneficial owners, the participants in the ESOP. Our executive compensation is designed to reward business results which increase shareholder value.

Compensation Elements. Our executive compensation includes base salary, annual incentive pay, benefits, including general benefits available to all employees and specific executive benefits, and long-term incentive pay. We provide this variety of elements of executive compensation because we believe that together they provide the proper incentives and rewards for increasing shareholder value. Base salary provides market competitive pay for executive management and leadership at a level that will attract highly qualified people. Annual incentive pay, in amounts also based on market competitive values, provides an incentive for executives to contribute their full skill and energy to our success. Employee and executive benefits, also based on the provision of those benefits in competitive labor markets, provide health, welfare and retirement income benefits which enable employees, including executives, to maintain good health and provide security to their families so they can make focused contributions to our success. Finally, long-term incentive pay provides executives with direct rewards for increases in shareholder value over several years.

We provide all elements of executive compensation in amounts we determine based on median market compensation paid by similar sized businesses, both in our markets and in the United States economy generally. The relative proportions of base salary, annual incentive pay, benefits and long-term incentive pay, the balance between cash and non-cash compensation and the allocations between current and long-term compensation are all based on the proportions of those elements of executive compensation paid in the market. We do not generally consider amounts realized from prior compensation in setting other elements of compensation. We determine individual executive salaries based on the market pay for the executive’s position and the executive’s general level of performance in the position. An executive fully performing the duties of a position will be paid full median market pay for that position. An executive not yet fully performing in a position may receive less than median market pay while an executive making contributions significantly in excess of those expected for the position may receive greater than median market pay.

We determine median market pay by means of market surveys and analyses conducted every other year by nationally recognized, independent executive compensation consultants who report to the Compensation Committee. Our consultants have not developed specific comparison groups for us but rather have used broad-based surveys of industrial companies. The consultants use this broad-based survey data to determine measures of market compensation for companies of our general size and industry. Our internal human resources staff provides the independent consultant with descriptions of our business and our executives’ responsibilities but do not participate in the market surveys or analyses. In the years in which we do not ask an independent consultant to conduct a full market survey and analysis, we ask a consultant to instead provide us with a general rate of market increase for executive compensation, and we apply that general rate of increase to the base salary determined in the prior year’s analysis. We engaged an independent compensation consultant, Watson Wyatt, to conduct a compensation survey in 2005 and to provide us with a general market rate of increase in 2006 to apply to 2007 base salary increases.

The Compensation Committee is responsible for authorizing the compensation of the Chief Executive Officer, subject to ratification by the Board of Directors, approving the compensation of the named executive officers based on the recommendations of the Chief Executive Officer, and reviewing the compensation of the other executive officers. The

Compensation Committee considers market analysis and data from Watson Wyatt in authorizing and approving compensation arrangements for executive officers. Decisions to increase or decrease executive compensation materially, if any, are based on: (1) significant changes in individual performance; (2) significant changes in job duties and responsibilities; and/or (3) review of median market pay to ensure compensation is competitive.

Annual Incentive Pay Plan. Our annual incentive pay is based on performance against growth in the value of the business, which we refer to as business value added or BVA. BVA is calculated as earnings before interest and taxes less an established cost of capital. The Annual Incentive Pay Plan allows for adjustments, as approved by the Compensation Committee, to the calculation of earnings before interest and taxes and invested capital. Bonuses are awarded when business value improves over prior trends to specified levels that have been determined by the Compensation Committee. Bonuses awarded to executive officers who are responsible for the management of a division will be measured on performance of their respective division’s BVA and also on BVA for all of Appleton. Bonuses awarded to other executive officers will be measured against BVA for all of Appleton. For each executive other than the CEO, the CEO has discretion to increase or decrease the executive’s annual incentive bonus by 20% based on the executive’s achievement of measurable strategic business objectives established by the CEO at the beginning of the fiscal year. We believe the focus on BVA and other identified strategic business objectives closely ties this element of executive compensation to our long-term objective to increase shareholder value.

Long-Term Incentive Plan. Our only form of long-term compensation is the Long-Term Incentive Plan, which was amended and restated effective January 1, 2004. The purpose of the plan is to attract and retain key management employees who are in a position to make a significant contribution to the growth and profitability of the Company by providing a reward for performance and incentive for future endeavors. The plan provides for future cash payments based on increases in the value of Paperweight Development common stock, as determined by the semi-annual valuation provided by the ESOP trustee. Long-term incentive plan units are awarded annually to employees in aggregate quantities of up to approximately 3% of outstanding Paperweight Development stock immediately prior to such award. The units are valued, as of the date of the grant, at the most recent Paperweight Development stock price as determined by the semi-annual ESOP valuation. The cash payment upon the exercise of a unit is equal to the increase in the value of Paperweight Development common stock from the date of grant until the exercise date. At present, roughly 100 current executive and management employees participate in the plan.

Employees are generally entitled to exercise any long-term incentive plan units only after holding the units for at least three years and for up to ten years from the date of grant. Four executive officers in this plan may exercise their right to receive a cash payment in 2007. In the event of a change of control as defined in our Termination Protection Agreements, described below, the long-term incentive plan units become immediately exercisable. If payments under the Long-Term Incentive Plan in connection with a change of control constitute “excess parachute payments” as defined in Section 280G of the Internal Revenue Code, which are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the payments provided under the Long-Term Incentive Plan shall be increased so that the net amount retained by the employee after deduction of any excise tax on the payment, and any income tax and excise tax on the additional payments, shall be equal to the original payment.

Upon termination of a holder’s employment due to death, disability or retirement, the award of long-term incentive plan units shall be one-third vested and exercisable for each completed year of employment after the grant of such long-term incentive plan unit. Upon termination of employment for any other reason, any long-term incentive plan units held for at least three years are then exercisable, and any units held for fewer than three years are forfeited.

The first grant of long-term incentive plan units occurred on November 9, 2001, with additional awards made effective as of January 1, 2003, January 1, 2004, July 1, 2005 and January 1, 2006. We expect to make additional grants every year effective as of January 1. The actual awards of long-term incentive plan units have not been and will likely not be made on the effective date. The actual awards will be made on a date: (1) following the effective date; and (2) on which the share price has not changed since the effective date. Management decides which employees are in a position to make a significant contribution to our growth and profitability, and of the employees who receive long-term incentive plan awards, most receive such awards based on our succession planning and leadership management process. We believe the plan encourages retention of management talent and provides management with appropriate incentives to increase Paperweight Development’s share price.

Recovery of Awards. The Compensation Committee considered whether any of our compensation plans, in particular our Annual Incentive Pay Plan and our Long-Term Incentive Plan, should include provisions relating to the recovery or adjustment of an award or payment under the plan if we restate or otherwise adjust company performance measures in a way that would reduce awards or payments already made under a plan. The Compensation Committee considered market survey research and industry practices provided by Watson Wyatt as well as information regarding recovery policies for various companies. Due to the relatively insignificant size of the awards and the complexity of such provisions, the Compensation Committee concluded that it is not in the best interests of the company or its beneficial owners to develop and implement a recovery policy at this time.

Equity Ownership. Our executives are eligible to participate in our ESOP in the same manner and with the same rights as all other U.S. employees. Because the ESOP is a plan qualified under ERISA, we may not require executive participation in the ESOP at any level nor may we take any adverse employment action against an executive for the exercise of his or her right to participate or not participate in the ESOP. We believe, however, that it is in the best interests of the employees as beneficial owners for executives to acquire and maintain beneficial ownership interests in the Company and accordingly have adopted guidelines to that effect.

Termination or Change in Control. We have entered into Termination Protection Agreements with all of our executive officers. Subject to and limited by the language of the agreements, these agreements provide for certain payments to the executive officers following a “change of control” if we terminate the executive officer’s employment other than for misconduct or “permanent disability,” or if the executive officer terminates employment for “good reason.” “Change of control” is defined in the Termination Protection Agreements to include various events whereby ownership and control of the Company is effectively transferred, including termination of the ESOP. These events were chosen by the Company as appropriate events to trigger payment based on competitive market analysis of such agreements for executive officers. Our Termination Protection Agreements are discussed in detail following the Potential Payments Upon Termination or Change in Control Table, below.

Compensation Committee Report

The Compensation Committee consists of the four independent directors, Mr. Carter, Mr. Pace, Ms. Scherbel and Ms. Seifert, with Ms. Seifert acting as chair. The Compensation Committee is appointed annually by our Board of Directors and operates pursuant to a Charter, which is available at www.appletonideas.com (investor information section). The Compensation Committee is responsible for authorizing the compensation of the Chief Executive Officer subject to ratification by the Board of Directors, approving the compensation of the named executive officers based on the recommendations of the Chief Executive Officer, and reviewing the compensation of the other executive officers. It is also responsible for adopting and amending our general compensation policies and benefit plans, including our ESOP. The Compensation Committee may not delegate, and has not delegated, any of these duties to others.

Our executives, particularly our corporate human resources staff, provide organizational and technical support to the Compensation Committee by coordinating the work of the independent executive compensation consultant, providing relevant information about company policies and practices, and applying company financial performance to the BVA formula used to calculate payments under our Annual Incentive Pay Plan.

The Compensation Committee directed executive staff to engage Watson Wyatt as an independent compensation consultant in 2005. The Committee also directed that Watson Wyatt conduct regional and national analyses to determine executive pay based on similarly-sized companies in a variety of industries and from a variety of proprietary and public compensation surveys.

The Compensation Committee has reviewed and discussed with management, and recommended the inclusion in this Report of, the Compensation Discussion and Analysis.

Members of the Compensation Committee

Kathi Seifert, chair

Stephen Carter

Ronald Pace

Susan Scherbel

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)(1)		Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation($)(5)	Total ($)(6)
Mark R. Richards Chairman, President and Chief Executive Officer of Appleton and Paperweight Development	2006	584,615	0		346,519	833,076	56,164	49,546	1,869,920
Dale E. Parker Former Vice President, Finance and Chief Financial Officer of Appleton and Chief Financial Officer of Paperweight Development (8)	2006	142,923	0		0	0	0	24,792	167,715
Thomas J. Ferree	2006	62,500	56,250	(7)	0	0	7,365	41,337	167,452
Vice President, Finance and Chief Financial Officer of Appleton and Chief Financial Officer of Paperweight Development(9)
John Depies Former Vice President, Marketing, Technical Papers of Appleton (10)	2006	190,192	0		0	95,396	49,014	415,825	750,427
Kent E. Willetts, Vice President, Marketing and Strategy of Appleton	2006	250,000	100,000		75,419	237,500	27,567	30,065	720,551
Walter M. Schonfeld President, Technical Papers of Appleton(11)	2006	223,558	50,000		7,174	220,313	16,618	53,392	571,055
Angela M. Tyczkowski Vice President, Secretary, General Counsel and Chief Compliance Officer of Appleton and Vice President, Secretary of Paperweight Development	2006	243,077	0		37,566	230,923	19,722	28,592	559,880

(1)	Sign-on bonuses were paid to Messrs. Ferree, Schonfeld and Willetts as part of our offers of employment.
(2)

Option awards consist of grants of units under our Long-Term Incentive Plan. The amounts reflect the compensation costs recognized by the Company for financial reporting purposes under SFAS No. 123R for long-term incentive plan units. The valuation methods and material assumptions used in determining the long-term incentive plan units value are discussed in detail in Note 16 to Consolidated Financial Statement in Item 8, above.

(3)

Non-equity incentive plan compensation consists of payments under our Annual Incentive Pay Plan. Amounts paid under the plan are determined based on company and division business value added performance and other extraordinary factors, positive or negative, determined by the Chief Executive Officer and the Compensation Committee. Mr. Depies’ payment for 2006 was affected by such an extraordinary factor. Amounts paid under the Annual Incentive Pay Plan are earned in 2006 and paid in 2007.

(4)	The valuation methods and material assumptions used in determining the change in pension value are discussed in detail in Note 14 to Consolidated Financial Statements in Item 8, above.
(5)

The aggregate incremental costs of all perquisites are stated as actual costs to the Company. The relocation assistance provided to Messrs. Ferree and Schonfeld, as discussed below, is available to all salaried employees of the Company pursuant to our Relocation Policy.

All other compensation for 2006 consists of the following for each named executive officer:

Mr. Richards: company match contributions to ESOP defined contribution plan $13,200, executive life insurance, executive car allowance, travel and entertainment for spouse to company events , tax gross up on car allowance and travel and entertainment for spouse to company events, secretarial services, and allowance in lieu of perquisites.

Mr. Parker: company match contributions to ESOP defined contribution plan $10,195, unused vacation payout at termination, executive car allowance, tax gross up on car allowance and travel and entertainment for spouse to company events, and allowance in lieu of perquisites.

Mr. Ferree: company match contributions to ESOP defined contribution plan, relocation assistance $34,988 (relocation allowance $8,000, moving van costs $25,488 and fee to relocation company $1,500), and allowance in lieu of perquisites.

Mr. Depies: company match contributions to ESOP defined contribution plan $13,200, executive life insurance, executive car allowance, travel and entertainment for spouse to company events $10,511, unused vacation paid upon termination of employment, tax gross up on car allowance and travel and entertainment for spouse, COBRA payments $10,182, outplacement services, FICA payment estimated at $24,671, Termination Protection Agreement payments $322,500 ($24,808 paid in 2006 and $297,692 to be paid in 2007 and 2008), and allowance in lieu of perquisites.

Mr. Willetts: company match contributions to ESOP defined contribution plan $11,462, executive life insurance, travel and entertainment for spouse to company events, tax gross up on travel and entertainment for spouse to company events, and allowance in lieu of perquisites.

Mr. Schonfeld: executive life insurance, relocation assistance $39,850 (relocation allowance $8,000, moving van costs $30,350 and fee to relocation company $1,500), and allowance in lieu of perquisites.

Ms. Tyczkowski: company match contributions to ESOP defined contribution plan $12,631, travel and entertainment for spouse to company events, tax gross up on travel and entertainment for spouse to company events, and allowance in lieu of perquisites.

(6)

The following executives deferred the following indicated amounts into the Nonqualified Excess Plan: Mr. Richards ($101,538); Mr. Willetts ($19,231); Mr. Depies ($7,029); and Ms. Tyczkowski ($52,548). These deferrals are also described in the Nonqualified Deferred Compensation table.

(7)	Mr. Ferree was paid a $25,000 sign-on bonus as part of our offer of employment. Mr. Ferree’s annual incentive payment of $31,250 for 2006 was fixed at the commencement of his employment.
(8)	Mr. Parker left the company in June 2006.
(9)	Mr. Ferree joined the company in October 2006.
(10)	Mr. Depies left the company in November 2006.
(11)	Mr. Schonfeld joined the company in May 2006.

Grants of Plan-Based Awards

Name	Plan	Grant Date(1)	Approval Date(1)	Estimated Future Payouts Under Non- Equity Incentive Plan Awards (2)			All Other Option Awards: Number of Securities	Exercise or Base	Grant Date Fair Value of Stock
				Threshold($)	Target($)	Maximum($)	Underlying Options (#)(3)	Price of Option Awards($)(4)	and Option Awards($)(5)
Mark R. Richards	Annual Incentive			87,692	438,461	876,923
	Long-Term Incentive	1/1/06	12/15/05				85,000	28.56	0
Dale E. Parker	Annual Incentive			0	0	0
	Long-Term Incentive	1/1/06	12/15/05				0	—	—
Thomas J. Ferree	Annual Incentive			0	0	0
	Long-Term Incentive	—	—				0	—	—
John R. Depies	Annual Incentive			0	0	0
	Long-Term Incentive	1/1/06	12/15/05				0	—	—
Kent E. Willetts	Annual Incentive			25,000	125,000	250,000
	Long-Term Incentive	1/1/06	12/15/05				18,500	28.56	0
Walter M. Schonfeld	Annual Incentive			22,356	111,779	223,558
	Long-Term Incentive	7/1/06	5/11/06				18,500	31.27	0
Angela M. Tyczkowski	Annual Incentive			24,308	121,538	243,077
	Long-Term Incentive	1/1/06	12/15/05				9,000	28.56	0

(1)

The Grant Date for units under our Long-Term Incentive Plan reflects the date upon which the units were awarded to the named executive officer. The Approval Date for units under the Long-Term Incentive Plan reflects the date upon which the Compensation Committee approved the number of units to be awarded to each of the named executive officers. The units are valued, as of the Grant Date, at the most recent Paperweight Development stock price as determined by the semi-annual ESOP valuation.

(2)

All Non-Equity Incentive Plan grants are made under our Annual Incentive Pay Plan and were based on Company financial performance. The Threshold, Target and Maximum payouts stated are based on 2006 salaries. Actual amounts earned in 2006 and paid in 2007 are stated in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(3)

Option awards consist of grants of units under our Long-Term Incentive Plan. Mr. Parker’s award was forfeited upon termination of his employment. Mr. Ferree did not receive a grant under the Long-Term Incentive Plan in this year because of the late date of the commencement of his employment. Mr. Schonfeld’s grant was made with his offer of employment.

(4)	The units granted under our Long-Term Incentive Plan are valued, as of the date of the grant, at the most-recent Paperweight Development stock price as determined by the semi-annual ESOP valuation.
(5)

We have determined, using the guidance provided in SFAS No. 123R, that the units awarded under the Long-Term Incentive Plan are liabilities subject to remeasurement at each reporting date. It is our policy to measure all of our liabilities incurred under the Long-Term Incentive Plan at intrinsic value.

Additional Material Factors Regarding Summary Compensation and Plan-Based Awards

Compensation Plans. The compensation described in the Summary Compensation and Plan-Based Awards tables is determined, in part, under our Annual Incentive Pay Plan, Long-Term Incentive Plan, KSOP, Pension Plan, Supplemental Executive Retirement Plan, Nonqualified Excess Plan and Termination Protection Agreements, all of which are described elsewhere in this report.

Payments Under Termination Protection Agreement. Our Termination Protection Agreements provide that when the employment of an executive covered by an Agreement is terminated, we will continue to pay the executive for eighteen months following termination of employment at a rate equal to the executive’s base salary in effect on the date on which his or her employment terminates. The payments to an executive are reduced by amounts he or she earns through employment during the six-month period from twelve months to eighteen months following the date of termination. Mr. Depies began receiving benefits under a Termination Protection Agreement upon termination of his employment in November 2006, which will continue for eighteen (18) months. We included in “All Other Compensation” in the Summary Compensation Table $24,808 in benefits Mr. Depies received in 2006 and $297,692 in benefits he will receive in salary continuation payments in 2007 and 2008. The Summary Compensation Table includes the maximum amount Mr. Depies may receive. He will receive less if he has earnings from employment during the period from December 2007 to May 2008.

Role of Salary and Bonus in Total Compensation. For our continuing executive officers, salary and bonus represents about 50% of total compensation. We believe this proportion supports increasing shareholder value in the long term and is in the best interests of our beneficial owners.

Cash Compensation. The amounts included in the Summary Compensation Table generally describe the total accrued cost to us of executive compensation. However, much of that compensation was not paid to our executives in cash in 2006. The following table sets out the total compensation, the elements which were accrued but not paid in 2006, and the resulting net cash compensation to each of the executives. Several executives elected to defer some of that net cash compensation.

Cash Compensation Table

			Less Non-Cash Compensation
Name	Year	Total Compensation($)(1)	Option Awards($)	Change in Pension Value($)	Net Cash Compensation($)
Mark R. Richards	2006	1,869,920	346,519	56,164	1,467,237
Dale E. Parker	2006	167,715	0	0	167,715
Thomas J. Ferree	2006	167,452	0	7,365	160,087
John R. Depies	2006	750,427	0	49,014	701,413
Kent E. Willetts	2006	720,551	75,419	27,567	617,565
Walter M. Schonfeld	2006	571,055	7,174	16,618	547,263
Angela M. Tyczkowski	2006	559,880	37,566	19,722	502,592

(1)	Total compensation includes the Annual Incentive Pay Plan. Amounts paid under the Annual Incentive Pay Plan are earned in 2006 and paid in 2007.

Outstanding Equity Awards at Fiscal Year-End(1)

Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price($)	Date Options Fully Vested(2)	Option Expiration Date(2)
	Exercisable(#)	Unexercisable(#)
Mark R. Richards
Units Awarded 2006	0	85,000	28.56	01/01/09	01/01/16
Units Awarded 2005	0	85,000	27.77	07/01/08	07/01/15
Dale E. Parker (3)	0	0	—	—	—
Thomas J. Ferree	0	0	—	—	—
John R. Depies(3)	0	0	—	—	—
Kent E. Willetts
Units Awarded 2006	0	18,500	28.56	01/01/09	01/01/16
Units Awarded 2005	0	18,500	27.77	07/01/08	07/01/15
Walter M. Schonfeld
Units Awarded 2006	0	18,500	31.27	07/01/09	07/01/16
Angela M. Tyczkowski
Units Awarded 2006	0	9,000	28.56	01/01/09	01/01/16
Units Awarded 2005	0	6,000	27.77	07/01/08	07/01/15
Units Awarded 2004	0	1,600	23.36	01/01/07	01/01/14

(1)	Option awards in the table describe units issued under our Long-Term Incentive Plan.
(2)	Employees are generally entitled to exercise any long-term incentive plan units only after holding the units for at least three years and for up to ten years from the date of grant.
(3)	Mr. Depies’ and Mr. Parker’s unvested options were forfeited upon their termination of employment.

Long-Term Incentive Plan. Our Long-Term Incentive Plan is discussed in detail in the Compensation Discussion and Analysis in this Item 11.

Option Exercises

Name	Number of Units Exercised (#)	Value Realized on Exercise ($)
Mark R. Richards	0	0
Dale E. Parker	8,000	53,120
Thomas J. Ferree	0	0
John R. Depies	8,000	53,120
Kent E. Willetts	0	0
Walter M. Schonfeld	0	0
Angela M. Tyczkowski	2,940	35,494

All options in the table above describe units issued under our Long-Term Incentive Plan. Value realized is paid in cash upon exercise.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service(#)	Present Value of Accumulated Benefit($)(1)	Payments During Last Fiscal Year($)
Mark R. Richards	Pension	1.8	24,146	0
	SERP	1.8	65,677	0
Dale E. Parker	Pension	6.5	105,523	0
	SERP	6.5	76,955	0
Thomas J. Ferree	Pension	.2	3,544	0
	SERP	.2	3,821	0
John R. Depies	Pension	23.6	345,065	0
	SERP	23.6	173,920	0
Kent E. Willetts	Pension	1.1	16,574	0
	SERP	1.1	10,993	0
Walter M. Schonfeld	Pension	.7	7,927	0
	SERP	.7	8,691	0
Angela M. Tyczkowski	Pension	10.6	84,021	0
	SERP	10.6	194	0

(1)

The valuation methods and material assumptions used in determining the present value of accumulated pension benefits are discussed in detail in Note 14 to Consolidated Financial Statements in Item 8, above.

Pension Plan and Supplemental Executive Retirement Plan (“SERP”). We maintain a broad-based tax-qualified, noncontributory defined benefit pension plan for eligible salaried employees, which we refer to as the Pension Plan. Benefits under the Pension Plan vest after five years of service. Benefits are based on years of service and employee pay. We have also established the SERP to provide retirement benefits for management and other highly compensated employees whose benefits are reduced by the tax-qualified plan limitations in the Pension Plan. Benefits under the Pension Plan and the SERP are paid as annuities (except for small benefits unlikely to apply to any of the named executives). The SERP benefit, when added to the Pension Plan benefit, provides a combined benefit equal to the benefit under the Pension Plan as if certain tax-qualified plan limitations did not apply. Under the Pension Plan and the SERP, a pension is payable upon retirement at age 65. A reduced benefit is available upon earlier termination if certain conditions are satisfied. The pension benefits are based on years of credited service and the average annual compensation received during the highest five full consecutive calendar years of the last ten years prior to retirement. Compensation covered by the plans includes base salary, bonus, deferred compensation and overtime pay.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year($)(1)		Our Contributions in Last Fiscal Year($)	Aggregate Earnings in Last Fiscal Year($)	Aggregate Withdrawals/ Distributions($)	Aggregate Balance at 12/31/06($)
Mark R. Richards	101,538	(2)	0	5,839	0	107,377
Dale E. Parker	0		0	0	0	0
Thomas J. Ferree	0		0	0	0	0
John R. Depies	7,029	(2)	0	594	(7,623)	0
Kent E. Willetts	19,231	(2)	0	1,130	0	20,361
Walter M. Schonfeld	0		0	0	0	0
Angela M. Tyczkowski	52,548	(2)	0	3,487	0	56,035

(1)	Contributions to the Nonqualified Excess Plan may include base salary and/or annual incentive pay.
(2)	Amounts reported as deferred under the Nonqualified Excess Plan are included as part of Total Compensation in the Summary Compensation Table.

Nonqualified Excess Plan. On February 1, 2006, we established a Nonqualified Excess Plan for approximately 100 highly compensated employees including directors and executive officers. This plan was established for the purpose of allowing a tax-favored option for saving for retirement when the Internal Revenue Code limits the ability of highly compensated employees to participate under tax-qualified plans. This plan allows for deferral of compensation on a pre-tax basis and accumulation of tax-deferred earnings in an amount of up to 50% of a participant’s base salary and/or up to 75% of a participant’s annual incentive pay. Participants in the plan choose to have deferrals deemed invested in selected mutual funds. We invest funds equal to the amounts deferred by participants in the mutual funds which the participants select for their deemed investments. These funds are our assets to which the participants have no claim other than as general creditors of the Company. We pay administrative expenses of the plan and annually add funds to the plan to make up for any difference between the participants’ deemed investments and the actual performance of our investments. During 2006, approximately $271,585 was deferred into this plan.

Post-Employment Payments

Upon the termination of their employment, Messrs. Depies and Parker became entitled to the post employment payments set forth below. These payments are included in All Other Compensation in the Summary Compensation Table.

Accrued Post-Employment Payments

Name	Unused Vacation Paid at Termination ($)	COBRA Health Benefits ($)	Outplacement Services ($)	Termination Protection Payments ($)	Company FICA To Be Paid ($)	Total ($)
Dale E. Parker	4,615	0	0	0	0	4,615
John R. Depies	7,442	10,182	9,950	322,500	7,919	357,993

Mr. Depies is receiving benefits under the terms of a Termination Protection Agreement which will be paid out over a period of eighteen (18) months ($24,808 to be paid in 2006 and $297,692 to be paid in 2007 and 2008). Because his termination was for cause, Mr. Parker is not receiving termination protection benefits.

Potential Payments upon Termination or Change in Control (1)

Name	Termination Other Than for Misconduct or With Good Reason	COBRA Health Benefits ($)(2)	Outplacement Services($)	Termination Protection Payments($)	Long-Term Incentive Plan Units Exercisable($)(3)	Company FICA To Be Paid($)	Tax Gross-Up Payments($)	Total($)
Mark R. Richards	Without Change of Control	10,182	9,950	900,000	0	18,890	0	939,022
	Within two years of Change of Control	13,576	9,950	2,550,000	927,350	48,656	0	3,549,532
Thomas J. Ferree	Without Change of Control	10,182	9,950	487,500	0	12,909	0	520,541
	Within two years of Change of Control	13,576	9,950	1,137,500	0	28,175	0	1,189,201
Kent E. Willetts	Without Change of Control	10,182	9,950	375,000	0	11,278	0	406,410
	Within two years of Change of Control	13,576	9,950	875,000	201,835	24,368	0	1,124,729
Walter M. Schonfeld	Without Change of Control	10,182	9,950	562,500	0	13,997	0	596,629
	Within two years of Change of Control	13,576	9,950	1,312,500	43,475	30,712	0	1,410,213
Angela M. Tyczkowski	Without Change of Control	10,182	9,950	412,500	0	11,822	0	444,454
	Within two years of Change of Control	13,576	9,950	962,500	97,056	25,637	0	1,108,719

(1)	Potential payments stated in this table are based on an assumed date of termination or change of control of December 30, 2006.
(2)	COBRA Health Benefits amounts stated in this table are based on HMO medical and comprehensive dental plans.
(3)

In the event of a change of control as defined in our Termination Protection Agreements, the long-term incentive plan units become immediately exercisable. The amount reflects the value of all outstanding long-term incentive plan units on December 30, 2006.

Termination Protection Agreements. We have entered into Termination Protection Agreements with all of our executive officers, including the named executive officers. The agreements provide that if, at any time other than within two years after a “change of control,” as defined below, we terminate the executive officer’s employment other than for misconduct, or “permanent disability,” as defined below, or the executive officer terminates employment for “good reason,” as defined below, then the executive officer will continue to receive payments in accordance with our normal payroll practices for eighteen months following termination of employment at a rate equal to the executive officer’s base salary in effect on the date on which his or her employment terminates. The payments to the executive officer would be reduced by amounts he or she earns through employment during the eighteen-month salary continuation period after twelve months from the date of termination. The payments would cease completely if the executive officer, at any time, directly or indirectly (whether a shareholder, owner, partner, consultant, employee or otherwise) engaged in a competing business, referred to in the Termination Protection Agreements as a “major business,” as defined below.

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

Our Termination Protection Agreements provide that if certain amounts to be paid in connection with a change of control constitute “excess parachute payments,” as defined in Section 280G of the Internal Revenue Code, which are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the severance benefits owed to the executive officer shall be increased such that the net amount retained by the executive officer after deduction of any excise taxes, and income taxes and excise taxes on the additional payments, shall be equal to the original severance benefits.

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

“Good reason” is defined in these agreements as, prior to a change of control, without the executive officer’s consent, a reduction of 25% or more of the executive officer’s base salary, and after a change of control:

•	a decrease in the executive officer’s position or responsibilities without his or her consent;

•	failure to pay the executive officer’s salary or bonus in effect immediately prior to a change of control; or

•	the relocation of the executive officer’s principal place of employment without his or her consent.

“Major business” is defined in these agreements as any business segment of the Company (e.g. carbonless copy paper, thermal paper, or other business segments) that: (a) produced more than 5% of the revenues of the Company in the last full fiscal year prior to the executive’s termination; or (b) is projected to produce more than 5% of the revenues of the Company in the fiscal year of the executive’s termination or in either of the two succeeding fiscal years following the executive’s termination. Executive officers shall be deemed not a shareholder of a company that would otherwise be a competing entity if the executive officer’s record and beneficial ownership of the capital stock of such company amount to not more than 1% of the outstanding capital stock of any such company subject to the periodic and other reporting requirements of Section 13 or Section 15(d) of the Exchange Act.

Director Compensation

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	All other Compensation ($) (3)		Total ($)
Stephen P. Carter	62,000	39,416	1,250	(4)	102,666
Ronald A. Pace	48,000	39,416	0		87,416
Susan Scherbel	51,000	39,416	3,750		94,166
Kathi P. Seifert	54,500	39,416	0		93,916

(1)

Non-employee directors are entitled to participate in our Nonqualified Excess Plan. Mr. Carter deferred $53,250 of his cash compensation into that plan, and Mr. Pace deferred $41,750 of his cash compensation into that plan.

(2)

As of December 31, 2006, each of the non-employee directors held 1,172 deferred compensation units. The amounts reflect the compensation costs recognized by the Company for financial reporting purposes under SFAS No. 123R for long-term incentive plan units. The valuation methods and material assumptions used in determining the long-term incentive plan units value are discussed in detail in Note 16 to Consolidated Financial Statements in Item 8, above. We have determined, using the guidance provided in SFAS No. 123R, that the units awarded under the Long-Term Incentive Plan are liabilities subject to remeasurement at each reporting date. It is our policy to measure all of our liability incurred under the Long-Term Incentive Plan at intrinsic value. Therefore, the Grant Date Fair Value of each of the units is zero ($0). Each non-employee director was also issued 520 units on January 2, 2007 for service on our board of directors from January to June 2007.

(3)	Non-employee directors are paid $1,500 or $500 per day for special assistance outside of their board meeting duties, including providing marketing or financial consulting services.
(4)	Mr. Carter participated in our Matching Gift Program. Matching contributions of $1,250 were paid by us to eligible educational institutions of Mr. Carter’s choice.

Non-Employee Director Compensation. Cash compensation to directors of Appleton and Paperweight Development who are not employees of Appleton, Paperweight Development or any of their subsidiaries consists of $25,000 in annual fees, $10,000 annually for serving as the chairman of the Audit Committee, $5,000 annually for serving as the chairman of the Compensation Committee, $1,500 per day for in-person committee or board meetings and $500 per day for committee or board meetings not held in-person.

Directors also receive deferred compensation of $35,000 awarded in units which track Paperweight Development common stock similar to our Long-Term Incentive Plan for employees. Deferred compensation will be paid and calculated for six-month calendar periods of service beginning January 1 and July 1 using the Paperweight Development common stock price determined by the ESOP trustee as of the ESOP valuation date coincident with or most recently preceding such date of payment. If a director ceases to be a director during the six-month period, both the cash and deferred compensation will be prorated for the time served as a director. The deferred compensation will be paid upon cessation of service as a director in five annual cash installments, with each installment equal to one-fifth of the director’s units and the first installment paid following the next semi-annual share price determination. The value of the installment payment will be determined by the Paperweight Development common stock price in effect at the time of payment.

Directors are also eligible to participate in our Matching Gift Program in which we match contributions of up to $2,000 per year to eligible educational institutions, defined by the program as graduate and professional schools, universities, colleges, junior colleges and secondary schools in the United States which are accredited by national, regional or professional accrediting agencies. Annually, we will match no more than $1,000 of an individual’s contributions to a secondary school foundation.

No non-employee director has a compensation arrangement which differs from these standard compensation arrangements.

Beginning in 2007, non-employee directors will no longer be paid annual fees and separate meeting fees, but will be paid on a full retainer basis in the amount of $55,000 per year. This change in compensation is consistent with industry practice and advice from Watson Wyatt, independent compensation consultant, that a director’s role is one of ongoing oversight, and compensation should not be a function of the number of meetings held. The compensation amount is based on market data from Watson Wyatt. The Audit Committee Chair will continue to be paid $10,000 annually, and the Compensation Committee Chair will continue to be paid $5,000 annually. Mr. Carter serves as the Audit Committee Chair and Ms. Seifert serves as the Compensation Committee Chair.

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

The following table sets forth as of December 31, 2006, the number of shares, if any, allocated to the accounts of the directors, the named executive officers and the directors and executive officers as a group in the Company Stock Fund of the KSOP.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent
Mark R. Richards	12,645		*
Dale E. Parker	14,985		*
Stephen P. Carter	—	(2)	*
Ronald A. Pace	—	(2)	*
Susan Scherbel	—	(2)	*
Kathi P. Seifert	—	(2)	*
Thomas J. Ferree	260		*
John R. Depies	47,555		*
Walter M. Schonfeld	8,324		*
Angela M. Tyczkowski	17,835		*
Kent E. Willetts	11,132		*
All directors and executive officers as a group (16 persons)	183,623		1.59%

*	Less than 1%.
(1)

Participants in the KSOP have the right to direct the ESOP trustee to vote shares of common stock which have been allocated to that participant’s ESOP account either for or against specified corporate events relating to Paperweight Development. For all other shareholder votes, the ESOP trustee will vote all shares of common stock held by the ESOP as directed by the ESOP committee, subject to the security holders agreements described above under “Item 10. Directors and Executive Officers of the Registrant.” Participants have statutory diversification rights beginning at age 55, conditional diversification rights, and the right to receive distributions from the participant’s KSOP account upon retirement, death, disability, resignation, dismissal or permanent layoff. Participants may not sell, pledge or otherwise transfer the shares of common stock allocated to their KSOP accounts.

(2)	Non-employee directors are not eligible to participate in the KSOP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.	Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for both the audit of our financial statements as of and for the years ended December 30, 2006, and December 31, 2005, and the review of the financial statements included in our Quarterly Reports on Form 10-Q and assistance with and review of documents filed with the SEC during those periods were $468,040 in fiscal 2006 and $463,400 in fiscal 2005. Audit-Related Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for audit-related services were $142,400 in fiscal 2006 and $140,200 in fiscal 2005. The fiscal 2006 fees consist of $34,400 for consultations related to Sarbanes Oxley, $14,900 relating to the consent solicitation process, $89,700 for fraud investigation procedures and $3,400 for audit related services at BemroseBooth. The fiscal 2005 services consist of $73,200 for consultations related to Sarbanes Oxley and $67,000 for due diligence work.

Tax Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for tax services were $93,600 in fiscal 2006 and $74,700 in fiscal 2005. The 2006 tax fees consist of $41,600 in tax service performed for BemroseBooth and expatriate tax services and other tax return reviews in the U.S. for $52,000. The 2005 tax fees consist of $39,000 in tax services performed for BemroseBooth and $35,700 for expatriate tax services and other tax return reviews in the U.S.

All Other Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for all other services were $11,000 in fiscal 2006 and $10,400 in fiscal 2005. The fees in fiscal 2006 and fiscal 2005 were the result of certain benefit plan services performed for BemroseBooth.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

	Report of Independent Registered Public Accounting Firm	40

	Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	41

	Consolidated Statements of Operations for the years ended December 30, 2006, December 31, 2005 and January 1, 2005	42

	Consolidated Statements of Cash Flows for the years ended December 30, 2006, December 31, 2005 and January 1, 2005	43

	Consolidated Statements of Redeemable Common Stock, Accumulated Deficit, Accumulated Other Comprehensive Loss and Comprehensive (Loss) Income for the years ended December 30, 2006, December 31, 2005 and January 1, 2005	44

	Notes to Consolidated Financial Statements	45

(a)(2)	Financial Statement Schedule.

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	114

	SCHEDULE II – Valuation and Qualifying Accounts	115

(a)(3)	Exhibits.

3.1	Second Amended and Restated Certificate of Incorporation of Appleton Papers Inc. Incorporated by reference to Exhibit 3.1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

3.2	Amended and Restated By-laws of Appleton Papers Inc. Incorporated by reference to Exhibit 3.2 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

3.2.1	Amendment to Amended and Restated By-laws of Appleton Papers Inc. Incorporated by reference to Exhibit 3.2.1 to Amendment No. 2 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on May 15, 2002.

3.2.2	Amendment to Amended and Restated By-laws of Appleton Papers Inc. Incorporated by reference to Exhibit 3.2.2 to the Registrants’ Annual Report on Form 10-K for the year ended December 28, 2002.

3.3	Amended and Restated Articles of Incorporation of Paperweight Development Corp. Incorporated by reference to Exhibit 3.3 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

3.4	Amended and Restated By-laws of Paperweight Development Corp. Incorporated by reference to Exhibit 3.4 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

4.1	Indenture, dated as of June 11, 2004, between Appleton Papers Inc. and each of the guarantors named therein and U.S. Bank National Association, as trustee (the “Senior Notes Indenture”). Incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

4.2	Indenture, dated as of June 11, 2004, between Appleton Papers Inc. and each of the guarantors named therein and U.S. Bank National Association, as trustee (the “Senior Subordinated Notes Indenture”). Incorporated by reference to Exhibit 4.2 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

4.3	Form of registered Senior Note (included as Exhibit A1 to the Senior Notes Indenture).

4.4	Form of registered Senior Subordinated Note (included as Exhibit A1 to the Senior Subordinated Notes Indenture).

4.5	A/B Exchange Registration Rights Agreement, dated as of June 11, 2004, by and among Appleton Papers Inc. and the parties listed as guarantors thereto and Bear, Stearns & Co. Inc., UBS Securities LLC, ABN AMRO Incorporated and Piper Jaffray & Co. Incorporated by reference to Exhibit 4.5 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

4.6	Second Supplemental Indenture, dated as of June 13, 2006, among Appleton Papers Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 8 1/8% Senior Notes due 2011. Incorporated by reference to Exhibit 4.1 to Appleton’s current report on Form 8-K filed on June 16, 2006.

4.7	Second Supplemental Indenture, dated as of June 13, 2006, among Appleton Papers Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 9 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4/2 to Appleton’s current report on Form 8-K filed June 16, 2006.

4.8	Form of 8 1/8% Senior Notes due 2011. Incorporated by reference to Exhibit 4.3 to Appleton’s current report on Form 8-K filed June 16, 2006.

4.9	Form of 9 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.4 to Appleton’s current report on Form 8-K filed on June 16, 2006.

10.1	Credit Agreement, dated as of June 11, 2004, among Paperweight Development Corp., Appleton Papers Inc., as Borrower, Rose Holdings Limited, as UK Borrower, the several lenders from time to time parties thereto, UBS Securities LLC as syndication agent, Associated Bank National Association, LaSalle Bank National Association and US Bank National Association, as documentation agents, and Bear Stearns Corporate Lending Inc., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.1.1	Amendment to Credit Agreement, dated as of February 18, 2005, among Paperweight Development Corp., Appleton Papers Inc., as Borrower, Rose Holdings Limited, as UK Borrower, the several lenders from time to time parties thereto, UBS Securities LLC as syndication agent, Associated Bank National Association, LaSalle Bank National Association and US Bank National Association, as documentation agents, and Bear Stearns Corporate Lending Inc., as administrative agent. Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

10.2	Purchase Agreement by and among Arjo Wiggins Appleton p.l.c., Arjo Wiggins US Holdings Ltd., Arjo Wiggins North America Investments Ltd., Paperweight Development Corp. and New Appleton LLC, dated as of July 5, 2001. Incorporated by reference to Exhibit 10.4 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.2.1	Amendment to Purchase Agreement by and among Arjo Wiggins US Holdings Ltd., Arjo Wiggins North America Investments Ltd., Arjo Wiggins Appleton Ltd., Paperweight Development Corp. and New Appleton LLC, dated as of June 11, 2004. Incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.3	Fox River AWA Environmental Indemnity Agreement by and among Arjo Wiggins Appleton p.l.c., Appleton Papers Inc., Paperweight Development Corp. and New Appleton LLC, dated as of November 9, 2001. Incorporated by reference to Exhibit 10.6 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

10.3.1	Amendment to Fox River AWA Environmental Indemnity Agreement by and among Paperweight Development Corp., New Appleton LLC, Appleton Papers Inc. and Arjo Wiggins Appleton Ltd., dated as of June 11, 2004. Incorporated by reference to Exhibit 10.3 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.4	Fox River PDC Environmental Indemnity Agreement by and among Appleton Papers Inc. and Paperweight Development Corp., dated as of November 9, 2001. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.

10.4.1	Amendment to Fox River PDC Environmental Indemnity Agreement by and among Appleton Papers Inc., Paperweight Development Corp. and New Appleton LLC, dated as of June 11, 2004. Incorporated by reference to Exhibit 10.4 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.5	Security Agreement by and among Appleton Papers Inc., Paperweight Development Corp., New Appleton LLC and Arjo Wiggins Appleton p.l.c., dated as November 9, 2001. Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.

10.6	Amended and Restated Relationship Agreement by and among Arjo Wiggins Appleton Ltd. (f/k/a Arjo Wiggins Appleton p.l.c.), Arjo Wiggins (Bermuda) Holdings Limited, Paperweight Development Corp., PDC Capital Corporation and Arjo Wiggins Appleton (Bermuda) Limited, dated as of June 11, 2004. Incorporated by reference to Exhibit 10.5 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.7	Assignment and Assumption Deed, dated as of November 9, 2001, between Arjo Wiggins Appleton p.l.c. and Arjo Wiggins Appleton (Bermuda) Limited. Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.

10.8	Collateral Assignment, dated as of November 9, 2001, between Arjo Wiggins Appleton (Bermuda) Limited Paperweight Development Corp., New Appleton LLC and Appleton Papers Inc. Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.

10.9	Appleton Papers Retirement Savings and Employee Stock Ownership Plan, as amended through July 31, 2002. Incorporated by reference to Exhibit 10.12.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended April 4, 2004.

10.9.1	Resolutions adopted by the Board of Directors of Appleton Papers Inc., dated December 17, 2003, amending the Appleton Papers Retirement Savings and Employee Stock Ownership Plan effective January 1, 2003. Incorporated by reference to Exhibit 10.12.2 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended April 4, 2004.

10.9.2	Amendment to Appleton Papers Retirement Savings and Employee Stock Ownership Plan, effective January 1, 2001. Incorporated by reference to Exhibit 10.6 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended April 4, 2004.

10.9.3	Amendment to Appleton Papers Retirement Savings and Employee Stock Ownership Plan, dated December 15, 2005, effective as of March 28, 2005. Incorporated by reference to Exhibit 10.9.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.9.4	Amendment to Appleton Papers Retirement Savings and Employee Stock Ownership Plan, dated December 15, 2005, effective as of December 1, 2005 and January 1, 2006. Incorporated by reference to Exhibit 10.9.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.10	Appleton Papers Inc. Employee Stock Ownership Trust, created September 6, 2001, effective June 1, 2001. Incorporated by reference to Exhibit 10.13 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.11	Appleton Papers Inc. Deferred Compensation Plan, as amended on October 31, 2002, and restated effective as of July 1, 2000. Incorporated by reference to Exhibit 10.14 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.(1)

10.12	Appleton Papers Inc. New Deferred Compensation Plan, as amended on October 31, 2002, and restated effective as of November 9, 2001. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.(1)

10.13	The Executive Nonqualified Excess Plan of Appleton Papers Inc. Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.13.1	Adoption Agreement, dated as of January 3, 2006, by Appleton Papers Inc. and Principal Life Insurance Company, as the provider. Incorporated by reference to Exhibit 10.13.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (1)

10.14	Appleton Papers Inc. Long-Term Incentive Plan, as amended and restated, effective as of January 1, 2004. Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.(1)

10.15	Appleton Papers Inc. Supplemental Executive Retirement Plan, as amended through March 28, 2001. Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.(1)

10.16	Form of Termination Protection Agreement. Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.(1)

10.17	Amended and Restated Intellectual Property Agreement among Appleton Papers Inc., WTA Inc., Appleton Coated Papers Holdings Inc. and Appleton Coated LLC, dated as of November 9, 2001. Incorporated by reference to Exhibit 10.20 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.18	Trademark License Agreement between Appleton Papers Inc., f/k/a Lentheric, Inc., and NCR Corporation, dated as of June 30, 1978. Incorporated by reference to Exhibit 10.21 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.19	Basestock Supply Agreement, between Appleton Papers Inc. and Appleton Coated LLC, dated as of June 27, 2001. Incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-82084) filed on June 12, 2002.(2)

10.19.1	Amendment of Memorandum of Agreement Year 2006, Basestock Supply Agreement, between Appleton Papers Inc. and Appleton Coated LLC, effective as of June 27, 2001. Incorporated by reference to Exhibit 10.20.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.(2)

10.20	Security Holders Agreement by and between Paperweight Development Corp. and the Appleton Papers Inc. Employee Stock Ownership Trust, dated as of November 9, 2001. Incorporated by reference to Exhibit 10.26 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.21	Security Holders Agreement by and among Paperweight Development Corp., Appleton Investment Inc. and Appleton Papers Inc., dated as of November 9, 2001. Incorporated by reference to Exhibit 10.25 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.22	Amended and Restated Appleton Papers Retirement Savings and Employee Stock Ownership Plan, dated September 19, 2006. Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006.

10.23	Amendment to Appleton Papers Inc. Retirement Plan approved August 10, 2006. Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006.

10.24	Form of Non-Employee Director Deferred Compensation Agreement. Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006.

10.25	Appleton Papers Inc. Long-Term Incentive Plan, as amended and restated, effective as of January 1, 2006.(1) Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Paperweight Development Corp.

31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Thomas J. Ferree, Vice President, Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.4	Certification of Thomas J. Ferree, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Ferree, Vice President, Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Thomas J. Ferree, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

(1)	Management contract or compensatory plan or arrangement.
(2)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Certain exhibits and schedules to the agreements filed herewith have been omitted. Such exhibits and schedules are described in the agreements and are not material. The Registrants hereby agree to furnish to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits or schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLETON PAPERS INC.

By:	/s/ Mark R. Richards
Mark R. Richards President and Chief Executive Officer
Date:	March 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ MARK R. RICHARDS Mark R. Richards	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 6, 2007

/s/ THOMAS J. FERREE Thomas J. Ferree	Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 6, 2007

/s/ STEPHEN G. KULA Stephen G. Kula	Controller (Principal Accounting Officer)	March 6, 2007

/s/ STEPHEN P. CARTER Stephen P. Carter	Director	March 6, 2007

/s/ RONALD A. PACE Ronald A. Pace	Director	March 6, 2007

/s/ KATHI P. SEIFERT Kathi P. Seifert	Director	March 6, 2007

/s/ SUSAN SCHERBEL Susan Scherbel	Director	March 6, 2007

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been provided to security holders covering the registrant’s fiscal year 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.

By:	/s/ Mark R. Richards
Mark R. Richards President and Chief Executive Officer
Date:	March 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ MARK R. RICHARDS Mark R. Richards	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 6, 2007

/s/ THOMAS J. FERREE Thomas J. Ferree	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 6, 2007

/s/ STEPHEN G. KULA Stephen G. Kula	Assistant Treasurer and Controller (Principal Accounting Officer)	March 6, 2007

/s/ STEPHEN P. CARTER Stephen P. Carter	Director	March 6, 2007

/s/ RONALD A. PACE Ronald A. Pace	Director	March 6, 2007

/s/ KATHI P. SEIFERT Kathi P. Seifert	Director	March 6, 2007

/s/ SUSAN SCHERBEL Susan Scherbel	Director	March 6, 2007

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been provided to security holders covering the registrant’s fiscal year 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON

FINANCIAL STATEMENT SCHEDULE

To the Shareholder and Board of Directors of Paperweight Development Corp. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated February 27, 2007 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 27, 2007

SCHEDULE II—Valuation and Qualifying Accounts

(dollars in thousands)

Allowance for Losses on Accounts Receivable	Balance at Beginning of Period	Foreign Exchange Translation	Acquisition of Businesses	Charged to Costs and Expenses	Amounts Written Off Less Recoveries	Balance at End of Period
January 1, 2005	$3,245	73	—	$428	$(309)	$3,437
December 31, 2005	$3,437	(93)	48	$176	$(1,584)	$1,984
December 30, 2006	$1,984	91	—	$999	$(275)	$2,799

Inventory Reserve
January 1, 2005	$4,150	137	—	$2,063	$(1,413)	$4,937
December 31, 2005	$4,937	(163)	106	$2,636	$(2,350)	$5,166
December 30, 2006	$5,166	177	—	$4,537	$(2,511)	$7,369

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of a schedule or because the information required is included in the consolidated financial statements of Paperweight Development or the notes thereto or the schedules are not required or are inapplicable under the related instructions.