Form 10-Q
period 2007-09-30
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2007-11-13
CIK 1144326, 1166365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007
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

Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each of the registrants is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2007, 10,925,633 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of November 1, 2007, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	September 30, 2007	December 30, 2006
ASSETS

Current assets
Cash and cash equivalents	$37,132	$19,975
Accounts receivable, less allowance for doubtful accounts of $3,810 and $2,799, respectively	147,625	139,776
Inventories	136,045	138,754
Other current assets	27,043	26,416
Total current assets	347,845	324,921

Property, plant and equipment, net of accumulated depreciation of $348,905 and $306,139, respectively	413,826	432,710
Goodwill	80,544	80,669
Intangible assets, net	86,058	97,283
Environmental indemnification receivable	103,485	58,031
Other assets	32,990	22,509

Total assets	$1,064,748	$1,016,123

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$2,250	$6,384
Accounts payable	71,287	76,281
Accrued interest	11,049	2,610
Restructuring reserve	611	2,305
Other accrued liabilities	85,379	95,276
Total current liabilities	170,576	182,856

Senior secured notes payable	222,188	189,149
Revolving lines of credit	2,737	186
Variable rate industrial development bonds	8,650	8,650
State of Ohio assistance loan	9,105	-
Capital lease obligation	1,500	1,931
Postretirement benefits other than pension	55,984	57,180
Accrued pension	39,233	44,458
Environmental liability	128,485	83,031
Other long-term liabilities	3,609	6,511
Senior notes payable	162,130	167,600
Senior subordinated notes payable	157,000	157,000
Commitments and contingencies (Note 12)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 10,925,734 and 11,550,231, respectively	172,224	190,466
Accumulated deficit	(64,820)	(67,885)
Accumulated other comprehensive loss	(3,853)	(5,010)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$1,064,748	$1,016,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2007	Three Months Ended October 1, 2006	Nine Months Ended September 30, 2007	Nine Months Ended October 1, 2006

Net sales	$272,947	$272,227	$793,483	$810,139

Cost of sales	206,341	202,179	604,994	606,923

Gross profit	66,606	70,048	188,489	203,216

Selling, general and administrative expenses	48,109	51,370	146,709	153,668
Restructuring and other charges	365	1,402	3,349	2,088

Operating income	18,132	17,276	38,431	47,460

Other expense (income)
Interest expense	12,554	12,622	37,047	37,206
Debt extinguishment expenses	88	-	1,141	-
Interest income	(522)	(177)	(1,898)	(633)
Foreign exchange (gain) loss	(664)	23	(1,251)	(281)

Income before income taxes	6,676	4,808	3,392	11,168

Benefit for income taxes	(603)	(238)	(2,064)	(654)

Net income	$7,279	$5,046	$5,456	$11,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands)

	September 30, 2007	October 1, 2006
Cash flows from operating activities:
Net income	$5,456	$11,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,372	49,873
Amortization of intangible assets	5,821	7,069
Amortization of financing fees	2,065	1,878
Employer 401(k) noncash matching contributions	5,158	5,264
Foreign exchange gain	(1,251)	(281)
Loss on disposals of equipment	970	715
Accretion of capital lease obligation	117	146
Debt extinguishment expenses	266	-
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(5,752)	(8,591)
Inventories	3,095	564
Other current assets	(595)	(2,857)
Accounts payable and other accrued liabilities	(5,689)	15,339
Restructuring reserve	(1,707)	(3,976)
Accrued pension	(5,698)	(1,937)
Other, net	775	(238)

Net cash provided by operating activities	50,403	74,790

Cash flows from investing activities:
Proceeds from sale of equipment	4	794
Restricted cash for mill expansion	(8,665)	-
Additions to property, plant and equipment	(28,427)	(17,710)

Net cash used by investing activities	(37,088)	(16,916)

Cash flows from financing activities:
Payments of senior secured notes payable	(196,095)	(30,261)
Proceeds from senior secured notes payable	225,000	-
Payments of senior notes payable	(5,470)	(100)
Debt acquisition costs	(2,229)	-
Bond consent costs	-	(7,994)
Payments relating to capital lease obligation	(548)	(548)
Proceeds from revolving lines of credit	72,129	24,368
Payments of revolving lines of credit	(69,578)	(25,535)
Proceeds from State of Ohio financing	9,105	-
Proceeds from issuance of redeemable common stock	4,355	4,460
Payments to redeem common stock	(28,590)	(17,514)
Decrease in cash overdraft	(3,990)	(3,709)

Net cash provided (used) by financing activities	4,089	(56,833)

Effect of foreign exchange rate changes on cash and cash equivalents	(247)	293
Change in cash and cash equivalents	17,157	1,334
Cash and cash equivalents at beginning of period	19,975	18,422

Cash and cash equivalents at end of period	$37,132	$19,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)

Balance, December 30, 2006	11,550,231	$190,466	$(67,885)	$(5,010)

Comprehensive income:
Net income	-	-	5,456	-	$5,456
Foreign currency translation adjustment	-	-	-	1,992	1,992
Realized and unrealized losses on derivatives	-	-	-	(835)	(835)
Total comprehensive income					$6,613
Issuance of redeemable common stock	241,924	7,957	-	-
Redemption of redeemable common stock	(866,421)	(28,590)	-	-
Accretion of redeemable common stock	-	2,391	(2,391)	-

Balance, September 30, 2007	10,925,734	$172,224	$(64,820)	$(3,853)

Balance, December 31, 2005	11,938,060	$185,292	$(61,982)	$(25,854)

Comprehensive income:
Net income	-	-	11,822	-	$11,822
Foreign currency translation adjustment	-	-	-	5,332	5,332
Realized and unrealized gains on derivatives	-	-	-	346	346
Total comprehensive income					$17,500
Issuance of redeemable common stock	278,714	8,042	-	-
Redemption of redeemable common stock	(587,764)	(17,514)	-	-
Accretion of redeemable common stock	-	13,461	(13,461)	-

Balance, October 1, 2006	11,629,010	$189,281	$(63,621)	$(20,176)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           BASIS OF PRESENTATION

In the opinion of management, all necessary adjustments have been made for the fair presentation of the results of operations for the three and nine months ended September 30, 2007 and October 1, 2006, the cash flows for the nine months ended September 30, 2007 and October 1, 2006 and financial position at September 30, 2007. All adjustments were of a normal recurring nature.

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes of Paperweight Development Corp. (“PDC”) and subsidiaries for each of the three years in the period ended December 30, 2006, which are included in the annual report on Form 10-K for the year ended December 30, 2006. The consolidated balance sheet data as of December 30, 2006, contained within these Condensed Financial Statements, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Appleton Papers Inc. (“Appleton”) is a wholly-owned subsidiary of PDC.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2.           GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite lives are not amortized; however, they are tested for impairment annually. Amortization is recorded for other intangible assets with determinable lives. The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2007 are as follows (dollars in thousands):

Goodwill	Secure and Specialized Print Services	Performance Packaging	Total
Balance as of December 30, 2006	$30,421	$50,248	$80,669
Currency translation and other	(125)	-	(125)
Balance as of September 30, 2007	$30,296	$50,248	$80,544

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Appleton’s other intangible assets consist of the following (dollars in thousands):

	As of September 30, 2007		As of December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$54,225	$16,945	$56,553	$14,966
Patents	30,988	29,270	32,630	26,904
Customer relationships	31,062	6,946	31,231	5,542
Non-compete agreements	2,381	2,307	2,382	2,235
Subtotal	118,656	55,468	122,796	49,647
Unamortizable intangible assets: Trademarks	22,870	-	24,134	-
Total	$141,526	$55,468	$146,930	$49,647

Of the $141.5 million of acquired intangible assets, $77.1 million was assigned to registered trademarks. Trademarks of $44.7 million related to carbonless paper and $9.5 million related to Appleton’s 2003 and 2005 acquisitions are being amortized over their estimated useful lives of 20 years, while the remaining $22.9 million are considered to have an indefinite life and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships and 1 to 5 years for non-compete agreements. Amortization expense for the three and nine months ended September 30, 2007 approximated $1.8 million and $5.8 million, respectively. Amortization expense for the three and nine months ended October 1, 2006 approximated $2.4 million and $7.1 million, respectively.

During first quarter 2007, Appleton received formal notice from the Internal Revenue Service that it agreed to settle Appleton’s refund claims filed for tax years 1999 and 2000. The total amount of the refund was $6.3 million, of which, $5.2 million was a refund of income tax paid and $1.1 million was interest. As this refund related to tax periods prior to the November 9, 2001 acquisition date, the $5.2 million was recorded as a reduction in purchase price via a decrease to long-lived intangible assets. Of the $1.1 million of interest, approximately $1.0 million pertained to the accrual of interest subsequent to the acquisition date, and as such, was included in first quarter 2007 interest income. The remaining $0.1 million of interest earned was related to tax periods prior to the acquisition date and was also recorded as a reduction in purchase price via a decrease to long-lived intangible assets. This refund was received by Appleton in early April. During second quarter 2007, Appleton filed claims for the corresponding state income tax refunds. The total amount of these refund claims is $0.4 million, of which, $0.3 million is a refund of state income tax paid and $0.1 million is interest. As this refund also related to tax periods prior to the acquisition date, $0.3 million of tax and interest has been recorded as a reduction in purchase price via a decrease to long-lived intangible assets. The remaining $0.1 million of interest pertained to the accrual of interest subsequent to the acquisition date and is included in second quarter 2007 interest income.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.           RESTRUCTURING AND OTHER CHARGES

During the first nine months of 2007, Appleton reduced salaried employment in the U.S. by 13 employees. As a result, Appleton recorded $1.1 million of expense during the first nine months of 2007 for employee termination benefits. During this same period, Appleton paid $1.5 million related to these employee termination benefits, liabilities for which were incurred in 2007 and prior periods. See Note 15 for allocation of restructuring charges by segment.

Late in 2006, BemroseBooth Limited (“BemroseBooth”) began an employee reduction plan at its Derby facility. These efforts continued during 2007 with employment being reduced by an additional 56 employees. As a result, BemroseBooth recorded $1.9 million of expense during the first nine months of 2007 for employee termination benefits. During this same period, BemroseBooth paid $2.2 million related to these employee termination benefits, liabilities for which were incurred in 2007 and prior periods.

In 1999, Appleton committed to exiting its New York distribution center in 2001, because it was no longer needed as a result of the closure of the Newton Falls mill, and thus recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expired in July 2007. During 2007, $0.3 million of additional restructuring expense was recorded for repairs to be made to the facility in accordance with the expiration terms of the lease agreement. Through the first nine months of 2007, Appleton paid $1.3 million for lease payments and repairs.

The table below summarizes the components of the restructuring reserve included in the consolidated balance sheets at September 30, 2007 and December 30, 2006 (dollars in thousands):

	December 30, 2006 Reserve	2007 Additions to Reserve	2007 Charges Against Reserve	September 30, 2007 Reserve
Distribution center exit costs	$1,194	$348	$(1,342)	$200
BemroseBooth restructuring	391	1,907	(2,247)	51
U.S. employee termination benefits	720	1,094	(1,454)	360
	$2,305	$3,349	$(5,043)	$611

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.           INVENTORIES

Inventories consist of the following (dollars in thousands):

	September 30, 2007	December 30, 2006

Finished goods	$74,498	$76,189
Raw materials, work in process and supplies	70,919	73,615
	145,417	149,804
Inventory reserve	(5,691)	(7,369)
	139,726	142,435
LIFO reserve	(3,681)	(3,681)
	$136,045	$138,754

Stores and spare parts inventory balances of $21.9 million and $22.4 million at September 30, 2007 and December 30, 2006, respectively, are valued at average cost and included in raw materials, work in process and supplies. Inventories valued using the FIFO method approximated 23% of Appleton’s total inventory balance at September 30, 2007 and 21% of Appleton’s total inventory balance at December 30, 2006.

5.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	September 30, 2007	December 30, 2006
Land and improvements	$14,227	$14,023
Buildings and improvements	104,674	101,342
Machinery and equipment	571,112	556,520
Software	34,475	33,331
Capital lease	4,764	4,764
Construction in progress	33,479	28,869
	762,731	738,849
Accumulated depreciation/amortization	(348,905)	(306,139)
	$413,826	$432,710

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    Depreciation expense for the three months and nine months ended September 30, 2007 and  October 1, 2006 consists of the following (dollars in thousands):

Depreciation Expense	For the Three Months Ended September 30, 2007	For the Three Months Ended October 1, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended October 1, 2006

Cost of sales	$13,396	$14,226	$40,928	$42,752
Selling, general and administrative expenses	2,033	2,267	6,444	7,121
	$15,429	$16,493	$47,372	$49,873

6.           OTHER ASSETS

    Other assets consist of the following (dollars in thousands):

	September 30, 2007	December 30, 2006
Deferred debt issuance costs	$14,834	$15,811
Other	9,491	6,698
	$24,325	$22,509

7.           OTHER ACCRUED LIABILITIES

    Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	September 30, 2007	December 30, 2006
Payroll and bonus	$15,320	$23,090
Trade discounts	24,177	25,672
Workers’ compensation	3,238	3,165
Accrued insurance	2,326	912
Other accrued taxes	2,702	5,764
Postretirement benefits other than pension	2,863	2,863
Fox River liabilities	18,200	18,200
Other	16,553	15,610
	$85,379	$95,276

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.           NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose, in its financial statements, uncertain tax positions the company has taken or expects to take on a tax return (including a decision whether to file a return in a particular jurisdiction). Under FIN 48, financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. Additionally, FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular rollforward of the unrecognized tax benefits. The provisions of FIN 48 were adopted by PDC in the beginning of 2007 and did not have a significant effect on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.”  SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. These provisions are effective for financial statements issued for fiscal years beginning after November 15, 2007. PDC is currently evaluating the impact, if any, on its financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106, and 132(R).”  SFAS 158 requires the Company to recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability on the 2007 year-end balance sheet with changes in the funded status recognized through accumulated other comprehensive income in the year in which they occur. Additionally, SFAS 158 requires the Company to measure the funded status of a plan as of the date of its year-end no later than 2008. PDC is currently evaluating the impact on its financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.           PENSION BENEFITS

Appleton has both defined benefit and defined contribution pension plans. The components of the corresponding net periodic pension cost include the following (dollars in thousands):

Pension Benefits	For the Three Months Ended September 30, 2007	For the Three Months Ended October 1, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended October 1, 2006
Net periodic benefit cost
Service cost	$1,910	$1,883	$5,731	$5,648
Interest cost	5,603	5,251	16,808	15,754
Expected return on plan assets	(6,436)	(5,799)	(19,309)	(17,396)
Amortization of
Prior service cost	56	54	169	162
Actuarial loss	471	559	1,414	1,677
Net periodic benefit cost	$1,604	$1,948	$4,813	$5,845

During the first nine months of 2007, Appleton contributed $9 million to its pension plan for plan year 2006.

10.           POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

Appleton has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended September 30, 2007	For the Three Months Ended October 1, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended October 1, 2006
Net periodic benefit cost
Service cost	$209	$211	$625	$633
Interest cost	647	649	1,943	1,947
Amortization of
Prior service cost	(539)	(539)	(1,617)	(1,617)
Net periodic benefit cost	$317	$321	$951	$963

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.           SHARE-BASED COMPENSATION

       In December 2001, Appleton adopted the Appleton Papers Inc. Long-Term Incentive Plan. In July 2002, Appleton adopted the Appleton Papers Canada Ltd. Share Appreciation Rights Plan. These plans provide officers and key employees the opportunity to earn phantom stock units, the value of which is related to the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) prior to the grant date or the exercise date, as applicable. Appleton adopted SFAS 123R, “Share-Based Payment,” effective January 1, 2006. As of January 1, 2007, 337,000 new phantom stock units were issued under the Appleton Papers Inc. Long-Term Incentive Plan at a share price of $33.62. In addition, as of January 1, 2007, 2,082 new share units were issued to the non-employee directors at a share price of $33.62. As of July 1, 2007, 3,192 additional share units were issued to the non-employee directors at a share price of $32.89. The year-end 2006 share price of $33.62 decreased to $32.89 as of July 1, 2007. Compensation income of $0.8 million and $1.0 million was recorded for the three and nine months ended September 30, 2007, respectively. Compensation expense for the three and nine months ended October 1, 2006 was $1.1 million and $2.8 million, respectively.

12.           COMMITMENTS AND CONTINGENCIES
Lower Fox River

Various state and federal government agencies and Native American tribes have asserted claims against Appleton and other parties with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin.

In June 1997, the United States Environmental Protection Agency (“EPA”) published notice that it intended to list the Lower Fox River on the National Priorities List of Contaminated Sites pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act. The EPA identified seven potentially responsible parties (“PRPs”) for PCB contamination in the Lower Fox River, including NCR and Appleton as the former and current owners and operators of the Appleton plant and a paper mill in Combined Locks.

A study performed by the U.S. Fish and Wildlife Service (“FWS”) in 2000 concluded that the discharges from the Appleton plant and the Combined Locks paper mill represent a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates have not been finalized and will not be binding on the PRPs. The final allocation of liability among the PRPs will be determined by negotiation, litigation or other dispute resolution processes. Based on historical and technical analyses performed by environmental engineers Appleton has engaged, Appleton believes that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total PCBs discharged.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As part of the November 9, 2001 acquisition, Arjo Wiggins Appleton Ltd. (“AWA”), agreed to indemnify PDC for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River and, in turn, PDC agreed to indemnify Appleton for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River. A portion of Appleton’s potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay their respective share(s) of the potential liability, Appleton could be responsible for a portion of their share(s). Based on a review of publicly available financial information, Appleton believes the other PRPs will be required, and have adequate financial resources, to pay their share of the remediation and natural resource damages (“NRD”) claims for the Lower Fox River.

Pursuant to a 2001 consent decree with various government agencies, which expired in 2005, Appleton and NCR collectively paid $41.5 million for interim restoration and remediation efforts. The consent decree does not constitute a final settlement or provide protection against future claims; however, Appleton and NCR will receive full credit against remediation costs and NRD claims for all monies expended under the consent decree.

In 2003, the Wisconsin Department of Natural Resources (“DNR”) issued two Records of Decision (“RODs”), with which the EPA concurred, estimating total costs for the Lower Fox River remedial action plan of approximately $400 million.

Pursuant to a 2006 consent decree, NCR and Sonoco Products Company agreed to fund a remedial project in the fourth segment of the Lower Fox River at an estimated cost of $30 million. Appleton expects it will contribute to NCR’s portion of this remedial project, consistent with a 1998 interim settlement agreement and a 2006 arbitration determination between Appleton and NCR. In addition, pursuant to a 2006 consent decree, which expired in 2006, Appleton and NCR collectively paid approximately $750,000 toward interim restoration efforts and the preparation of a report analyzing the progress toward the restoration goals related to the Lower Fox River.

In February 2007, the EPA and DNR issued a General Notice letter to the PRPs. The EPA and DNR are seeking to have one or more of the PRPs enter into an agreement to implement all remaining remedial actions for segments two, three, four and five of the river. On June 6, 2007, the EPA issued an Amended ROD (also referred to as the Optimized Remedy) which modifies the remedial action plan outlined in the 2003 RODs and provides a revised estimate of $390 million of remaining costs to complete the remedial work on the Lower Fox River. Appleton has re-evaluated its estimate of potential liability pursuant to the Amended ROD, as discussed below.

In June 2007, Appleton and NCR collectively agreed to pay $2.8 million to fund a land acquisition in partial settlement of NRD claims. The land acquisition payment does not constitute a final settlement or provide protection against future claims; however, Appleton and NCR will receive full credit against NRD claims.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A precise estimate of Appleton’s ultimate share of liability cannot be made at this time due to uncertainties with respect to: the scope and cost of implementing the final remediation plan; the scope of restoration and final valuation of NRD assessments; the evolving nature of remediation and restoration technologies and governmental policies; and Appleton’s share of liability relative to the other PRPs. However, the issuance of the RODs and the beginning of remediation activities, provides Appleton the ability to reasonably estimate its potential liability. Accordingly, at December 30, 2006 the total reserve was $101.2 million for this environmental liability. During second quarter 2007, and based upon the Amended ROD, Appleton re-evaluated its estimate of potential liability and as a result increased its reserve by $58.9 million. This additional reserve amount will accrete at a discount rate of 5% until it reaches $65.1 million. During the first nine months of 2007, $14.7 million of payments were made against this reserve and $1.3 million of accretion was recorded. As a result, $146.7 million is remaining in the reserve as of September 30, 2007; $18.2 million is recorded in other accrued liabilities and $128.5 million is recorded as a long-term environmental liability.

As stated above, AWA agreed to indemnify Appleton for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River. At December 30, 2006, the total indemnification receivable from AWA was $76.2 million. During the first nine months of 2007, $14.7 million of indemnification payments were received from AWA, $1.3 million of accretion was recorded and $58.9 million of additional indemnification receivable was recorded. As a result, at September 30, 2007, $121.7 million remains as the indemnification receivable; $18.2 million is recorded as other current assets and $103.5 million is recorded as environmental indemnification receivable. The $25.0 million difference between the reserve and the indemnification receivable represents the share of Lower Fox River costs for which Appleton is responsible.

Appleton used the following estimates in evaluating its total Lower Fox River liability and establishing its reserves:  (1) total remaining costs for remediation of $468 million, based on the DNR’s estimate in the 2007 Amended ROD of $390 million of remaining costs for remediation, plus a 20% contingency; (2) the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than Appleton’s estimate (Appleton assumes that Appleton and NCR are primarily responsible for only the discharges from the Appleton and Combined Locks facilities and not for discharges from other sources as alleged by other PRPs); (3) costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less based on the IGP’s settlement of other NRD claims; (4) Appleton’s responsibility for over half of the claims asserted against Appleton and NCR, based on the interim settlement agreement with NCR and the arbitration determination; (5) $38 million in fees and expenses through 2010; and (6) actual costs, fees and expenses paid through September 30, 2007. Because of the numerous uncertainties underlying these estimates, it is possible that Appleton’s share of costs could be materially different than what is currently recorded.

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

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill property, the Great Miami River remediation and Appleton’s share of these remediation costs, if any, no provision has been recorded in the accompanying financial statements for estimated remediation costs. In conjunction with the November 9, 2001 acquisition of PDC by the ESOP, and as limited by the terms of the purchase agreement, AWA agreed to indemnify PDC for 50% of all environmental liabilities at the West Carrollton mill up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owners and operators of the West Carrollton mill may be liable for all or part of the cost of remediation of historic PCB contamination.

Other

From time to time, Appleton may be subject to various demands, claims, suits or other legal or regulatory proceedings arising in the ordinary course of its business. A comprehensive insurance program is maintained to provide a measure of financial protection against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. Appleton has successfully defended such claims, settling some for amounts which are not material to the business and obtaining dismissals in others. While Appleton vigorously defends itself and expects to prevail in any similar cases that may be brought against Appleton in the future, there can be no assurance that Appleton will be successful in its defense.

Except as described above, assuming Appleton’s expectations regarding defending such demands, claims, suits or other legal or regulatory proceedings prove accurate, Appleton does not believe that any pending or threatened demands, claims, suits or other legal or regulatory proceedings will have, individually or in the aggregate, a materially adverse effect on its financial position, results of operations or cash flows.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.           EMPLOYEE STOCK OWNERSHIP PLAN

Appleton’s matching contribution charged to expense was $1.6 million and $1.7 million for the three months ended September 30, 2007 and October 1, 2006, respectively. Appleton’s matching contribution charged to expense was $5.2 million and $5.3 million for the nine months ended September 30, 2007 and October 1, 2006, respectively. The third quarter 2007 matching contribution of $1.6 million will be made to the Company Stock Fund upon receipt of the corresponding employee deferrals to be received from the ESOP trustee at the end of the fourth quarter 2007. As a result of hardship withdrawals, required diversifications and employee terminations, 866,421 shares of PDC redeemable common stock were repurchased during the first nine months of 2007 at an aggregate price of approximately $28.6 million. During the same period, the ESOP trustee purchased 132,417 shares of PDC redeemable common stock for an aggregate price of $4.4 million from pre-tax deferrals, rollovers and loan payments made by employees, while Appleton’s matching contribution for this same period resulted in an additional 109,507 shares of redeemable common stock being purchased.

Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of September 30, 2007. PDC accreted the redeemable common stock by $2.4 million for the nine months ended September 30, 2007. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $337 million was determined. The redeemable common stock recorded book value as of September 30, 2007 was $172 million, which leaves a remaining unrecognized liability to be accreted of approximately $165 million.

14.           LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	September 30, 2007	December 30, 2006
Senior secured variable rate notes payable at LIBOR plus 2.25%, $501 due quarterly with $94,758 due March 31, 2010 and $94,758 due June 11, 2010	$-	$195,533
Senior secured variable rate notes payable at LIBOR plus 1.75%, $563 due quarterly with $209,812 due June 5, 2014	224,438	-
Revolving line of credit at U.K. bank base rate plus 1.75%	2,737	186
	227,175	195,719
Less obligations due within one year	(2,250)	(6,384)
	224,925	189,335
Unsecured variable rate industrial development bonds, 3.9% average interest rate at September 30, 2007, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final payment due May 15, 2017	9,105	-
Senior notes payable at 8.125%, due June 15, 2011	162,130	167,600
Senior subordinated notes payable at 9.75%, due June 15, 2014	150,000	150,000
Senior subordinated notes payable at 12.5%, due December 15, 2008	7,000	7,000

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the third quarter of 2007, Appleton purchased $5.5 million, plus interest, of the 8.125% senior notes payable due June 15, 2011. This purchase was made in four separate blocks of $0.3 million, $0.2 million, $3.0 million and $2.0 million with Appleton purchasing at a discount of 0.75%, at a discount of 0.75%, at a discount of 0.25% and at par, respectively.

In July 2007, Appleton entered into a new $12.1 million Loan and Security Agreement with the Director of Development of the State of Ohio, consisting of a $9.1 million State Assistance Loan and a $3.0 million State Loan (together “the Ohio Loans”). Proceeds of the Ohio Loans will be used to fund a portion of the costs of acquiring and installing paper coating and production equipment at the Company’s paper mill in West Carrollton, Ohio. As of the end of third quarter 2007, Appleton had only received the proceeds of the $9.1 million State Assistance Loan. To date, the Company has spent $0.4 million of these proceeds with the remaining $8.7 million recorded as restricted cash within long-term other assets as its use is restricted to funding capital additions. The Ohio State Assistance Loan provides for monthly principal payments and interest at 6% and, upon receipt of the funds, the State Loan provides for monthly principal payments and interest of 1% for the first two years and 3% thereafter.

In June 2007, Appleton entered into a new $375 million senior secured credit facility consisting of a seven-year, $225 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which is initially set at  0.75% for base rate loans and 1.75% for LIBOR loans. Mandatory principal payments of $0.6 million are due quarterly with the remaining balance due June 5, 2014. It also provides access to a six-year, $150 million revolving credit facility. The new senior credit facility is unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by liens on substantially all Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. These funds were used to repay the $190.7 million of previous senior secured variable rate notes, plus interest of $1.9 million, as well as the $7.5 million outstanding amount borrowed against the previous $125 million line of credit, plus interest. As a result of this refinancing, $0.3 million of deferred debt issuance costs related to the previous senior credit facility were written off. Financing fees of $2.0 million were also incurred, of which, $0.9 million was recorded as expense in Appleton’s statement of operations and $1.1 million was capitalized as deferred debt issuance costs and will be amortized over the term of the new senior credit facility.

During the first quarter of 2007, Appleton made a $4.4 million excess cash flow payment, plus interest, and a $0.5 million mandatory debt repayment, plus interest, on its previous senior credit facility. Also during the quarter, Appleton borrowed $23.0 million against its revolving lines of credit. By the end of the quarter, this $23.0 million was repaid, as well as the $0.2 million revolving line of credit balance outstanding at the end of 2006. During the second quarter of 2007, Appleton borrowed $46.9 million against its revolving lines of credit. By the end of the quarter, $44.5 million had been repaid and a balance of $2.4 million remained outstanding. During the third quarter of 2007, Appleton borrowed $2.2 million against its revolving lines of credit under the new senior credit facility. By the end of the quarter, $1.9 million had been repaid, leaving an outstanding balance of $2.7 million. Also during the third quarter, Appleton made a $0.6 million mandatory debt repayment, plus interest, on its new senior credit facility.

During March 2006, Appleton fixed the interest rate, at 7.16%, on $100.0 million of the previous term loan principal with a three-year interest rate swap contract. Due to the refinancing of the previous senior secured variable rate notes, this interest rate swap was terminated and settled in May 2007 resulting in a gain of $0.1 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2007, there was approximately $135.6 million of unused borrowing capacity under the $150 million revolving credit facility for working capital and other corporate purposes. Approximately $14.4 million of the revolving credit facility was used to support outstanding letters of credit. A commitment fee of 0.35% per annum is assessed on the unused borrowing capacity.

15.           SEGMENT INFORMATION

PDC’s five reportable segments are as follows:  coated solutions, thermal papers, security papers, secure and specialized print services and performance packaging. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, business development costs not associated with specific segments, interest income, interest expense, debt extinguishment expenses and foreign currency gains and losses.

PDC does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization, as determined by PDC for its reportable segments, are as follows (dollars in thousands):

	For the Three Months Ended September 30, 2007	For the Three Months Ended October 1, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended October 1, 2006
Net sales
Technical Papers
Coated solutions	$145,686	$145,841	$430,743	$436,025
Thermal papers	69,156	65,092	194,251	195,676
Security papers	7,658	7,498	23,485	21,576
	222,500	218,431	648,479	653,277
Secure and specialized print services	25,705	25,443	71,126	72,439
Performance packaging	24,742	28,353	73,878	84,423
Total	$272,947	$272,227	$793,483	$810,139

Operating income (loss)
Technical Papers
Coated solutions	$17,242	$14,818	$43,134	$42,737
Thermal papers	851	3,653	5,532	9,726
Security papers	1,054	430	2,495	1,187
	19,147	18,901	51,161	53,650
Secure and specialized print services	62	(187)	(4,323)	(408)
Performance packaging	1,976	2,707	4,097	6,828
Unallocated corporate charges and business development costs	(3,053)	(4,145)	(12,504)	(12,610)
Total	$18,132	$17,276	$38,431	$47,460

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Three Months Ended September 30, 2007	For the Three Months Ended October 1, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended October 1, 2006
Depreciation and amortization of intangible assets
Technical Papers
Coated solutions	$9,967	$11,425	$30,530	$34,390
Thermal papers	3,505	3,617	10,833	11,069
Security papers	700	709	2,102	2,102
	14,172	15,751	43,465	47,561
Secure and specialized print services	1,606	1,654	4,900	4,829
Performance packaging	1,426	1,344	4,788	4,254
Unallocated corporate charges	13	99	40	298
Total	$17,217	$18,848	$53,193	$56,942

During the third quarter of 2007, Appleton recorded restructuring costs within its reportable segments as follows:  $0.1 million in secure and specialized print services and $0.3 million in unallocated corporate charges. During third quarter 2006, Appleton recorded restructuring costs within its reportable segments as follows: $0.5 million in secure and specialized print services and $0.9 million in unallocated corporate charges and business development costs.

During the first nine months of 2007, Appleton recorded restructuring costs within its reportable segments as follows:  $0.1 million in coated solutions, $0.2 million in thermal papers, $1.9 million in secure and specialized print services, $0.2 million in performance packaging and $0.9 million in unallocated corporate charges. During the first nine months of 2006, Appleton recorded restructuring costs within its reportable segments as follows:  $0.3 million in coated solutions, $0.1 million in thermal papers, $0.1 million in security papers, $0.2 million in performance packaging, $0.5 million in secure and specialized print services and $0.9 million in unallocated corporate charges and business development costs.

Given the seasonality of BemroseBooth's (secure and specialized print services segment) product offerings, the majority of its profit is generated in the fourth quarter of each year. To the extent that BemroseBooth's operating performance in the fourth quarter of 2007 does not meet the Company's projections, certain of its assets may not be fully recoverable, and the resultant impact could be material to the Company's consolidated financial statements.

16.           GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior notes and senior subordinated notes which have been guaranteed by PDC (the “Parent Guarantor”), C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and New England Extrusion Inc., each of which is a wholly-owned subsidiary of Appleton (the “Subsidiary Guarantors”). These guarantees are full, unconditional and joint and several.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a wholly-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of September 30, 2007 and December 30, 2006 and for the three and nine months ended September 30, 2007 and October 1, 2006. This financial information should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2007
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$32,683	$659	$3,790	$-	$37,132
Accounts receivable, net	-	113,362	27,289	6,974	-	147,625
Inventories	-	104,656	30,091	1,298	-	136,045
Other current assets	18,200	6,886	1,873	84	-	27,043
Total current assets	18,200	257,587	59,912	12,146	-	347,845

Property, plant and equipment, net	-	351,865	61,937	24	-	413,826
Investment in subsidiaries	332,469	170,231	-	-	(502,700)	-
Other assets	103,497	86,634	112,896	50	-	303,077
Total assets	$454,166	$866,317	$234,745	$12,220	$(502,700)	$1,064,748

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$2,250	$-	$-	$-	$2,250
Accounts payable	-	56,324	14,859	104	-	71,287
Due to (from) parent and affiliated companies	350,615	(383,341)	35,623	(2,897)	-	-
Other accrued liabilities	-	83,198	11,800	2,041	-	97,039
Total current liabilities	350,615	(241,569)	62,282	(752)	-	170,576

Long-term debt	-	559,073	2,737	-	-	561,810
Capital lease obligation	-	1,500	-	-	-	1,500
Other long-term liabilities	-	214,844	12,409	58	-	227,311
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	103,551	332,469	157,317	12,914	(502,700)	103,551

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$454,166	$866,317	$234,745	$12,220	$(502,700)	$1,064,748

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 30, 2006
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$17,249	$817	$1,909	$-	$19,975
Accounts receivable, net	-	94,081	37,199	8,496	-	139,776
Inventories	-	109,747	27,361	1,646	-	138,754
Other current assets	18,200	6,680	1,446	90	-	26,416
Total current assets	18,200	227,757	66,823	12,141	-	324,921

Property, plant and equipment, net	-	367,327	65,363	20	-	432,710
Investment in subsidiaries	317,687	170,040	-	-	(487,727)	-
Other assets	58,043	87,513	112,893	43	-	258,492
Total assets	$393,930	$852,637	$245,079	$12,204	$(487,727)	$1,016,123

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$6,384	$-	$-	$-	$6,384
Accounts payable	-	58,451	17,633	197	-	76,281
Due to (from) parent and affiliated companies	276,359	(312,220)	37,948	(2,087)	-	-
Other accrued liabilities	-	82,060	16,197	1,934	-	100,191
Total current liabilities	276,359	(165,325)	71,778	44	-	182,856

Long-term debt	-	522,399	186	-	-	522,585
Capital lease obligation	-	1,931	-	-	-	1,931
Other long-term liabilities	-	175,945	14,754	481	-	191,180
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	117,571	317,687	158,361	11,679	(487,727)	117,571

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$393,930	$852,637	$245,079	$12,204	$(487,727)	$1,016,123

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$-	$647,450	$144,883	$45,820	$(44,670)	$793,483
Cost of sales	-	490,773	115,027	44,003	(44,809)	604,994

Gross profit	-	156,677	29,856	1,817	139	188,489
Selling, general and administrative expenses	-	116,694	28,367	1,648	-	146,709
Restructuring and other charges	-	1,302	2,047	-	-	3,349

Operating income (loss)	-	38,681	(558)	169	139	38,431
Interest expense	8,172	36,924	3,081	4	(11,134)	37,047
Debt extinguishment expenses	-	1,141	-	-	-	1,141
Interest income	-	(12,987)	-	(45)	11,134	(1,898)
(Income) loss in equity investments	(13,628)	263	-	-	13,365	-
Other (income) expense	-	(393)	50	(1,099)	191	(1,251)

Income (loss) before income taxes	5,456	13,733	(3,689)	1,309	(13,417)	3,392
Provision (benefit) for income taxes	-	105	(2,244)	75	-	(2,064)

Net income (loss)	$5,456	$13,628	$(1,445)	$1,234	$(13,417)	$5,456

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 1, 2006
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$-	$653,385	$156,284	$49,068	$(48,598)	$810,139
Cost of sales	-	489,346	120,028	46,717	(49,168)	606,923

Gross profit	-	164,039	36,256	2,351	570	203,216
Selling, general and administrative expenses	-	122,893	28,773	2,002	-	153,668
Restructuring and other charges	-	1,486	602	-	-	2,088

Operating income	-	39,660	6,881	349	570	47,460
Interest expense	7,499	37,070	2,436	-	(9,799)	37,206
Interest income	-	(10,379)	(6)	(47)	9,799	(633)
Income in equity investments	(19,321)	(5,984)	-	-	25,305	-
Other (income) expense	-	(536)	163	(257)	349	(281)

Income before income taxes	11,822	19,489	4,288	653	(25,084)	11,168
Provision (benefit) for income taxes	-	168	(822)	-	-	(654)

Net income	$11,822	$19,321	$5,110	$653	$(25,084)	$11,822

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$-	$223,267	$50,386	$14,475	$(15,181)	$272,947
Cost of sales	-	168,225	38,732	14,845	(15,461)	206,341

Gross profit (loss)	-	55,042	11,654	(370)	280	66,606
Selling, general and administrative expenses	-	37,924	9,633	552	-	48,109
Restructuring and other charges	-	248	117		-	365

Operating income (loss)	-	16,870	1,904	(922)	280	18,132
Interest expense	2,819	12,487	1,110	4	(3,866)	12,554
Debt extinguishment expenses	-	88	-	-	-	88
Interest income	-	(4,370)	-	(18)	3,866	(522)
Income in equity investments	(10,098)	(1,227)	-	-	11,325	-
Other income	-	(259)	(37)	(425)	57	(664)

Income (loss) before income taxes	7,279	10,151	831	(483)	(11,102)	6,676
Provision (benefit) for income taxes	-	53	(350)	(306)	-	(603)

Net income (loss)	$7,279	$10,098	$1,181	$(177)	$(11,102)	$7,279

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 1, 2006
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$-	$217,038	$53,696	$17,106	$(15,613)	$272,227
Cost of sales	-	161,442	40,856	15,850	(15,969)	202,179

Gross profit	-	55,596	12,840	1,256	356	70,048
Selling, general and administrative expenses	-	41,116	9,605	649	-	51,370
Restructuring and other charges	-	893	509	-	-	1,402

Operating income	-	13,587	2,726	607	356	17,276
Interest expense	2,568	12,536	915	-	(3,397)	12,622
Interest income	-	(3,557)	-	(17)	3,397	(177)
Income in equity investments	(7,614)	(2,904)	-	-	10,518	-
Other (income) expense	-	(191)	63	1	150	23

Income before income taxes	5,046	7,703	1,748	623	(10,312)	4,808
Provision (benefit) for income taxes	-	89	(327)	-	-	(238)

Net income	$5,046	$7,614	$2,075	$623	$(10,312)	$5,046

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$5,456	$13,628	$(1,445)	$1,234	$(13,417)	$5,456
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	-	43,883	9,298	12	-	53,193
Other	-	7,894	530	(1,099)	-	7,325
Change in assets and liabilities, net	(55,477)	29,245	(5,314)	2,558	13,417	(15,571)

Net cash (used) provided by operating activities	(50,021)	94,650	3,069	2,705	-	50,403
Cash flows from investing activities:
Proceeds from sale of equipment	-	4	-	-	-	4
Restricted cash for mill expansion	-	(8,665)	-	-	-	(8,665)
Additions to property, plant and equipment	-	(24,960)	(3,453)	(14)	-	(28,427)

Net cash used by investing activities	-	(33,621)	(3,453)	(14)	-	(37,088)
Cash flows from financing activities:
Payments of long-term debt	-	(201,565)	-	-	-	(201,565)
Proceeds from long-term debt	-	225,000	-	-	-	225,000
Debt acquisition costs	-	(2,229)	-	-	-	(2,229)
Payments relating to capital lease obligation	-	(548)	-	-	-	(548)
Proceeds from revolving lines of credit	-	67,550	4,579	-	-	72,129
Payments of revolving lines of credit	-	(67,550)	(2,028)	-	-	(69,578)
Proceeds from State of Ohio financing	-	9,105	-	-	-	9,105
Due to parent and affiliated companies, net	74,256	(71,121)	(2,325)	(810)	-	-
Proceeds from issuance of redeemable common stock	4,355	-	-	-	-	4,355
Payments to redeem common stock	(28,590)	-	-	-	-	(28,590)
Decrease in cash overdraft	-	(3,990)	-	-	-	(3,990)

Net cash provided (used) by financing activities	50,021	(45,348)	226	(810)	-	4,089
Effect of foreign exchange rate changes on cash and cash equivalents	-	(247)	-	-	-	(247)
Change in cash and cash equivalents	-	15,434	(158)	1,881	-	17,157
Cash and cash equivalents at beginning of period	-	17,249	817	1,909	-	19,975
Cash and cash equivalents at end of period	$-	$32,683	$659	$3,790	$-	$37,132

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 1, 2006
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$11,822	$19,321	$5,110	$653	$(25,084)	$11,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	-	47,954	8,981	7	-	56,942
Other	-	7,932	47	(257)	-	7,722
Change in assets and liabilities, net	(9,165)	(7,789)	(11,444)	1,618	25,084	(1,696)

Net cash provided by operating activities	2,657	67,418	2,694	2,021	-	74,790
Cash flows from investing activities:
Proceeds from sale of equipment	-	6	788	-	-	794
Additions to property, plant and equipment	-	(12,498)	(5,212)	-	-	(17,710)

Net cash used by investing activities	-	(12,492)	(4,424)	-	-	(16,916)
Cash flows from financing activities:
Payments of long-term debt	-	(30,361)	-	-	-	(30,361)
Bond consent costs	-	(7,994)	-	-	-	(7,994)
Payments relating to capital lease obligation	-	(548)	-		-	(548)
Proceeds from revolving lines of credit	-	20,000	4,368	-	-	24,368
Payments of revolving lines of credit	-	(22,000)	(3,535)	-	-	(25,535)
Due to parent and affiliated companies, net	10,397	(5,567)	(3,245)	(1,585)	-	-
Proceeds from issuance of redeemable common stock	4,460	-	-	-	-	4,460
Payments to redeem common stock	(17,514)	-	-	-	-	(17,514)
Decrease in cash overdraft	-	(3,709)	-	-	-	(3,709)

Net cash used by financing activities	(2,657)	(50,179)	(2,412)	(1,585)	-	(56,833)
Effect of foreign exchange rate changes on cash and cash equivalents	-	-	293	-	-	293
Change in cash and cash equivalents	-	4,747	(3,849)	436	-	1,334
Cash and cash equivalents at beginning of period	-	11,144	4,834	2,444	-	18,422
Cash and cash equivalents at end of period	$-	$15,891	$985	$2,880	$-	$19,756

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless stated to the contrary or the context requires otherwise, all references to “Paperweight Development,” “PDC,” “we,” “us,” or “our” refer to Paperweight Development Corp. and its subsidiaries and predecessors. Appleton Papers Inc. is a wholly-owned subsidiary of Paperweight Development, which we refer to as “Appleton” in this report.

The purpose of this discussion is to provide an understanding of PDC’s and Appleton’s financial results and condition by focusing on changes in key measures from period to period. Management’s Discussion and Analysis (MD&A) is organized in the following sections:

Overview

Summary of Results

Results of Operations – Three Months Ended September 30, 2007

Results of Operations – Nine Months Ended September 30, 2007

Business Segment Discussion – Three and Nine Months Ended September 30, 2007

Liquidity and Capital Resources

This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes. Reference should also be made to the Annual Report on Form 10-K for the year ended December 30, 2006, the consolidated financial statements and related notes therein.

Overview

Appleton manufactures and sells carbonless and thermal papers as well as other specialty papers. We also manufacture and sell plastic films and flexible packaging solutions, and we produce promotional products and other print solutions in the U.K. Appleton is organized under three business units: technical papers, international and performance packaging. Under Generally Accepted Accounting Principles, we have five reportable business segments: coated solutions, thermal papers, security papers, secure and specialized print services and performance packaging.

Summary of Results

Following are highlights of results for the three months ended September 30, 2007:

•	Net sales grew 0.3% to $272.9 million.

•	Improved pricing offset lower unit volumes and unfavorable mix during the quarter.

•
Net income increased 43.1% to $7.3 million. Despite lower volumes, net income increased on the strength of improved pricing, lower selling, general and administrative expenses and an increase of $1.0 million in non-operating income.

Following are highlights of results for the nine months ended September 30, 2007:

•	Net sales declined 2.0% to $793.5 million on lower volumes and unfavorable mix offset by improved pricing in the paper segments.

•
Lower unit volumes and unfavorable mix offset pricing improvements on a year-to-date basis. Unit volumes declined in all business segments except for security papers. Gains in international shipment volumes softened declines in domestic markets.

•
Net income decreased 53.4% to $5.5 million. Net income decreased as lower volumes and higher raw material costs offset improved pricing, manufacturing gains and lower selling, general and administrative expenses.

Results of Operations – Three Months Ended September 30, 2007

The following discussion provides a review of results for the three months ended September 30, 2007 versus the three months ended October 1, 2006.

	Third Quarter
	2007	2006	% Chg
	(dollars in millions)

Net sales	$272.9	$272.2	0.3%
Cost of sales	206.3	202.2	2.0%

Gross profit	66.6	70.0	-4.9%

Selling, general and administrative expenses	48.1	51.3	-6.2%
Restructuring and other charges	0.4	1.4	-71.4%

Operating income	18.1	17.3	4.6%

Interest expense	12.6	12.6	-
Other non-operating income, net	(1.2)	(0.2)	500.0%

Income before income taxes	6.7	4.9	36.7%
Benefit for income taxes	(0.6)	(0.2)	200.0%

Net income	$7.3	$5.1	43.1%

Comparisons as a percentage of net sales:
Cost of sales	75.6%	74.3%	1.3%
Gross margin	24.4%	25.7%	-1.3%
Selling, general and administrative expenses	17.6%	18.8%	-1.2%
Operating margin	6.6%	6.4%	0.2%
Income before income taxes	2.5%	1.8%	0.7%
Net income	2.7%	1.9%	0.8%

Net sales for the quarter increased 0.3% to $272.9 million. All reportable segments except the coated solutions and performance packaging segments grew sales in the quarter as improved pricing offset lower volumes and unfavorable mix. Declines in domestic volumes offset strong growth in international shipments during the quarter.

Gross margin was down 1.3 percentage points during the quarter to 24.4% of net sales. Higher raw material costs offset improved pricing and manufacturing gains.

Selling, general and administrative expenses decreased 6.2% or $3.2 million during the quarter. As a percentage of net sales selling, general and administrative expenses were down 1.2 percentage points as lower shipment volumes reduced distribution costs. In addition, overhead spending was reduced in the current quarter in part as the result of restructuring activities undertaken in prior quarters.

Restructuring and other charges declined $1.0 million compared to the prior year period.

Other non-operating income increased $1.0 million during the quarter due to $0.7 million of foreign currency gains and $0.4 million increased interest income offset by $0.1 million of debt extinguishment expenses.

Appleton recorded an income tax benefit of $0.6 million for third quarter 2007, primarily due to operating losses in its U.K. subsidiary.

As a result of the foregoing, net income for the quarter increased $2.2 million to $7.3 million.

Results of Operations – Nine Months Ended September 30, 2007

The following discussion provides a review of results for the nine months ended September 30, 2007 versus the nine months ended October 1, 2006.

	Year to Date
	2007	2006	% Chg
	(dollars in millions)

Net sales	$793.5	$810.1	-2.0%
Cost of sales	605.0	606.9	-0.3%

Gross profit	188.5	203.2	-7.2%

Selling, general and administrative expenses	146.7	153.6	-4.5%
Restructuring and other charges	3.4	2.1	61.9%

Operating income	38.4	47.5	-19.2%

Interest expense	37.0	37.2	-0.5%
Other non-operating income, net	(2.0)	(0.9)	122.2%

Income before income taxes	3.4	11.2	-69.6%
Benefit for income taxes	(2.1)	(0.6)	250.0%

Net income	$5.5	$11.8	-53.4%

Comparisons as a percentage of net sales:
Cost of sales	76.2%	74.9%	1.3%
Gross margin	23.8%	25.1%	-1.3%
Selling, general and administrative expenses	18.5%	19.0%	-0.5%
Operating margin	4.8%	5.9%	-1.1%
Income before income taxes	0.4%	1.4%	-1.0%
Net income	0.7%	1.5%	-0.8%

Net sales declined 2.0% to $793.5 million for the nine-month period ended September 30, 2007. Lower shipment volumes and unfavorable mix offset the effects of improved pricing. Net sales growth in international markets provided some offset to lower volumes in domestic markets.

Year-to-date in 2007, gross margin declined 1.3 percentage points to 23.8%. Lower volumes and unfavorable mix contributed to lower overall margins. In addition, higher raw material costs offset improved pricing and manufacturing gains.

Selling, general and administrative expenses decreased 4.5% or $6.9 million during 2007. As a percentage of net sales, selling, general and administrative expenses declined 0.5 percentage points due to lower distribution costs from reduced shipment volumes and lower overhead spending in part as the result of restructuring activities and lower variable incentive accruals tied to lower operating performance.

Restructuring and other charges increased $1.3 million to $3.4 million as the company’s U.K. subsidiary continued to restructure operations in 2007.

Other non-operating income in 2007 increased $1.1 million to $2.0 million year-to-date due to $0.9 million of foreign currency gains and $1.3 million increased interest income, primarily as the result of income tax recoveries, offset by $1.1 million of debt extinguishment expenses from terminating its previous credit facility during second quarter 2007.

Appleton recorded a year-to-date income tax benefit of $2.1 million as the result of operating losses and restructuring expenses experienced in its U.K. subsidiary.

As a result of the foregoing, 2007 year-to-date net income decreased $6.3 million to $5.5 million.

Business Segment Discussion – Three and Nine Months Ended September 30, 2007

Technical Papers

•
Coated solutions segment net sales totaled $145.7 million for third quarter 2007, a decrease of $0.2 million, or 0.1% from prior year levels. Lower shipment volumes and unfavorable mix offset improved pricing during the current quarter. Despite lower shipments in domestic markets, Appleton experienced increased shipments in international markets. Coated solutions segment third quarter 2007 operating income increased $2.4 million to $17.2 million as pricing improvement, manufacturing cost reductions and lower selling, general and administrative expenses offset higher commodity costs.

For the nine months ended September 30, 2007, coated solutions segment net sales totaled $430.7 million, a decrease of $5.3 million or 1.2% from prior year levels. Lower carbonless shipment volumes in the first nine months of 2007 and unfavorable mix offset the impact of improved pricing. Coated solutions segment operating income increased $0.4 million to $43.1 million for the nine months ended September 30, 2007. As compared to the prior year period, results for 2007 benefited from improved pricing, manufacturing gains and lower selling, general and administrative expenses, which offset negative impacts of  lower volumes, higher raw material costs and higher costs from a bi-annual planned mill maintenance outage.

•
Thermal papers segment net sales totaled $69.2 million for third quarter 2007, an increase of $4.1 million or 6.2% from prior year levels. The current quarter benefited from higher shipment volumes and improved mix. Thermal papers segment operating income decreased $2.8 million to $0.8 million for third quarter 2007. Segment results were affected by competitive pricing actions and higher raw material costs.

For the nine months ended September 30, 2007, thermal papers segment net sales totaled $194.3 million, a decrease of $1.4 million or 0.7% from prior year levels. Improved mix was offset by lower shipment volumes in the first nine months of 2007. Thermal papers segment operating income decreased $4.2 million to $5.5 million for the nine months ended September 30, 2007. The current period results reflect the effects of volume declines, competitive pricing actions, higher raw material prices and mill maintenance outage costs, which offset improved mix and reductions in manufacturing and selling, general and administrative costs.

Prices for our lightweight thermal papers have been adversely affected by increased imports of low-priced products from China, Germany and Korea. In September 2007, Appleton filed antidumping petitions against imports of certain lightweight thermal paper from China, Germany and Korea and a countervailing duty petition against such imports from China. If the U.S. Department of Commerce finds illegal dumping and subsidization and the U.S. International Trade Commission finds that the domestic industry making these products has been injured by or is threatened with injury from these unfairly traded imports, then duties will be imposed to offset the unfair prices and to restore fair competition to the U.S. market. There can be no assurance that we will prevail in these cases.

•
Security papers segment net sales totaled $7.7 million for third quarter 2007, an increase of $0.2 million or 2.1%, as the effects of improved pricing offset lower shipment volumes. Security papers segment third quarter 2007 operating income increased $0.6 million to $1.1 million on the strength of improved pricing and manufacturing cost reductions.

Security papers segment net sales totaled $23.5 million for the nine months ended September 30, 2007, an increase of $1.9 million or 8.8% primarily due to improved pricing. For the first nine months of 2007, security papers segment operating income increased $1.3 million as a result of improved pricing and lower manufacturing costs.

Secure and Specialized Print Services

•
Secure and specialized print services segment net sales totaled $25.7 million for third quarter 2007, an increase of $0.3 million or 1.0%. Lower volumes, unfavorable pricing and unfavorable mix offset favorable exchange rates compared to the prior year period. Secure and specialized print services segment third quarter 2007 operating income increased $0.2 million to $0.1 million. Segment results were adversely affected by volume declines and unfavorable pricing which offset savings from restructuring activities.

Secure and specialized print services segment net sales totaled $71.1 million for the nine months ended September 30, 2007, a decrease of $1.3 million or 1.8% from prior year levels. Volume decreases and unfavorable pricing and mix offset favorable exchange rates compared to the prior year period. For the first nine months of 2007, secure and specialized print services segment operating income decreased by $3.9 million compared to the first nine months of 2006. The current period results reflect lower volumes and also include a $1.9 million restructuring charge for employee terminations, whereas the 2006 period included a $1.1 million gain on the sale of fixed assets.

Given the seasonality of BemroseBooth's (secure and specialized print services segment) product offerings, the majority of its profit is generated in the fourth quarter of each year. To the extent that BemroseBooth's operating performance in the fourth quarter of 2007 does not meet the Company's projections, certain of its assets may not be fully recoverable, and the resultant impact could be material to the Company's consolidated financial statements.

Performance Packaging

•
Performance packaging segment net sales totaled $24.7 million for third quarter 2007, a decrease of $3.6 million or 12.7% from prior year levels. Lower shipment volumes and unfavorable mix offset improved pricing during the current quarter. Performance packaging segment third quarter 2007 operating income decreased $0.7 million to $2.0 million. Results for 2007 reflect the impact of lower volumes as well as margin declines derived from resin price increases, which were partially offset by improved pricing and gains in manufacturing efficiencies.

Performance packaging segment net sales totaled $73.9 million for the nine months ended September 30, 2007, a decrease of $10.5 million or 12.5% from prior year levels. Net sales for the current year period were unfavorably impacted by lower shipment volumes, lower pricing and unfavorable mix. For the first nine months of 2007, performance packaging segment operating income decreased by $2.7 million compared to the first nine months of 2006. Segment results for 2007 were adversely impacted by volume decreases, unfavorable mix and fluctuations in resin prices, which offset productivity gains and reductions in manufacturing, selling, general and administrative costs.

Unallocated Corporate Charges and Business Development Costs

•
Unallocated corporate charges and business development costs decreased $1.1 million in third quarter 2007 compared to third quarter 2006. Third quarter 2007 benefited from reductions in corporate expenses in comparison to the prior year quarter. For the first nine months of 2007, unallocated corporate charges and business development costs decreased $0.1 million compared to the first nine months of 2006.

Liquidity and Capital Resources

Overview. Appleton’s primary sources of liquidity are cash provided by operations and available borrowings under its credit facility. Appleton expects that cash on hand, internally generated cash flow and available credit from its credit facility will provide the necessary funds for reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). Subject to meeting covenants in its credit facility, Appleton currently has approximately $135.6 million of unused borrowing capacity under its revolving credit facility. In July, 2007, Appleton entered into a new $12.1 million financing arrangement with the State of Ohio as part of its funding plans for an expansion project at its West Carrollton, Ohio facility, as described below.

Cash Flows from Operating Activities. Net cash provided by operating activities for the first nine months of 2007 was $50.4 million compared to net cash provided by operating activities of $74.8 million for the first nine months of 2006. Net income, adjusted for non-cash items, provided $66.0 million in operating cash during the first nine months of 2007. Non-cash items included $53.2 million of depreciation and amortization of intangible assets and $5.2 million in non-cash employer matching contributions to the Appleton Papers Retirement Savings and Employee Stock Ownership Plan (the “KSOP”). Uses of cash included a $9.0 million increase in working capital, a $5.7 million reduction in accrued pension, a net $1.7 million decrease in restructuring reserves as Appleton paid severance benefits and other amounts related to restructuring activities, and a net $0.8 million change in other assets and liabilities.

Major components of the $9.0 million increase in working capital during the first nine months of 2007 were a $5.7 million reduction in accounts payable and other accrued liabilities, a $3.1 million decrease in inventories, a $0.6 million increase in other current assets and a $5.8 million increase in accounts receivable.

As discussed in Note 12 of the accompanying Notes to Condensed Consolidated Financial Statements, during second quarter 2007, in response to new estimates of remaining costs established by the Amended ROD, Appleton recorded a $58.9 million increase to its reserve for environmental liabilities and an equal and offsetting increase to its indemnification receivable from AWA.

Cash Flows from Investing Activities. Net cash used by investing activities in the first nine months of 2007 totaled $37.1 million. Capital spending in 2007 includes initial amounts expended for the expansion of Appleton’s West Carrollton, Ohio paper mill. The mill expansion project is expected to extend into the third quarter of 2008. The expansion project is being funded through a combination of cash flows from operations, special financing provided by the State of Ohio and borrowings under Appleton’s new senior secured credit facility. To date, Appleton has received $9.1 million from the State of Ohio special financing and has spent $0.4 million of these proceeds. The remaining $8.7 million is recorded as restricted cash within other long-term assets and will be disbursed within the next twelve months to fund capital additions.

Cash Flows from Financing Activities. Net cash provided by financing activities was $4.1 million for the first nine months of 2007, while $56.8 million was used in the comparable 2006 period.

In June 2007, Appleton entered into a new $375 million senior secured credit facility consisting of a seven-year, $225 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which is initially set at 0.75% for base rate loans and 1.75% for LIBOR loans. Mandatory principal payments of $0.6 million are due quarterly with the remaining balance due June 5, 2014. It also provides access to a six-year, $150 million revolving credit facility. The new senior credit facility is unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by liens on substantially all Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. Funding proceeds from the new facility were applied to repay outstanding balances on Appleton’s previous senior secured notes payable and revolving lines of credit, which were terminated contemporaneously with the consummation of the new senior secured credit facility.

During the nine months ended September 30, 2007, Appleton borrowed $72.1 million and repaid $69.6 million under its revolving lines of credit. In 2007, Appleton made market purchases of senior notes totaling $5.5 million. Proceeds from the issuance of PDC redeemable common stock during the nine months of 2007 totaled $4.4 million. The ESOP trustee purchased this stock with pre-tax deferrals, rollovers and loan payments made by employees during the first six months of 2007. Payments to redeem PDC common stock were $28.6 million during the first nine months of 2007. Common stock redemptions during 2007 were $11.1 million higher than in the comparable period of 2006 based on the number of redemption requests received from plan participants.

In July 2007, Appleton entered into a new $12.1 million Loan and Security Agreement with the Director of Development of the State of Ohio, consisting of a $9.1 million State Assistance Loan and a $3.0 million State Loan (together “the Ohio Loans”). Proceeds of the Ohio Loans will be used to fund a portion of the costs of acquiring and installing paper coating and production equipment at Appleton’s paper mill located in West Carrollton, Ohio. The Ohio State Assistance Loan provides for monthly principal payments and interest at 6% and, upon receipt of the funds, the State Loan provides for monthly principal payments and interest of 1% for the first two years and 3% thereafter.

Cash overdrafts decreased by $4.0 million during the first nine months of 2007. Cash overdrafts represent checks issued but not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which payees deposit the checks.

New Accounting Pronouncements

For information regarding new accounting pronouncements, see Note 8 of Notes to Condensed Consolidated Financial Statements and Related Notes.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

For information regarding quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

There have been no material changes in the quantitative or qualitative exposure to market risk from that described in the Form 10-K.

Item 4—Controls and Procedures

Appleton and PDC carried out an evaluation, under the supervision and with the participation of their management, including their respective principal executive officer and principal financial officer, of the effectiveness of the design and operation of their disclosure controls and procedures as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Appleton and PDC maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by Appleton and PDC in the reports filed or submitted by them under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to ensure that the information is accumulated and communicated to management, including their respective principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of Appleton and PDC have concluded that their disclosure controls and procedures are effective as of the end of the period covered by this Form 10-Q.

There were no changes in the internal control over financial reporting of Appleton or PDC during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Annual Report on Form 10-K for the year ended December 30, 2006 and Note 17 to the Consolidated Financial Statements included therein. Reference is also made to Note 12 of the Condensed Consolidated Financial Statements included in this report.

Prices for our lightweight thermal papers have been adversely affected by increased imports of low-priced products from China, Germany and Korea. In September 2007, Appleton filed antidumping petitions against imports of certain lightweight thermal paper from China, Germany and Korea and a countervailing duty petition against such imports from China. If the U.S. Department of Commerce finds illegal dumping and subsidization and the U.S. International Trade Commission finds that the domestic industry making these products has been injured by or is threatened with injury from these unfairly traded imports, then duties will be imposed to offset the unfair prices and to restore fair competition to the U.S. market. There can be no assurance that we will prevail in these cases.

Item 1A – Risk Factors

Other than with respect to the risk factors set forth below, there have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 30, 2006.

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

Including the Lower Fox River, we have approximately $146.7 million of accrued liabilities as of September 30, 2007, for estimated or anticipated liabilities and legal and consulting costs relating to environmental matters arising from past operations. We also have approximately $121.7 million of indemnification receivables from our former parent company, AWA, as of September 30, 2007. While the accrued liabilities reflect our current estimate of the cost of these environmental matters, the amount that we have accrued may be inadequate. In addition, we may be named as a potentially responsible party at other sites in the future and the costs associated with such future sites may be material. We expect environmental laws and regulations and the interpretation and enforcement of those laws and regulations to become increasingly stringent and to further limit emission and discharge levels and to increase the likelihood and cost of environmental cleanups and related activities. All of these factors are likely to increase our operating expenses, require continuing capital expenditures and adversely affect the operating flexibility of our manufacturing operations and may require indeterminable and significant additional expenditures in connection with such compliance.

We have been named as a potentially responsible party related to the Lower Fox River.

We have been named by the EPA as a PRP, under the Comprehensive Environmental Response, Compensation and Liability Act. We have been named a PRP because of discharges of PCBs, into the Lower Fox River from our Appleton Plant in the 1950s, 1960s and 1970s and because of discharges from the Appleton Coated paper mill in Combined Locks, Wisconsin, which we owned from 1978 to 2000. We could be liable for a significant portion of the costs of remediating the PCBs that remain in the Lower Fox River. These costs could be material to our financial position. In 2003, the DNR and EPA issued two RODs covering all five segments of the Lower Fox River, which includes Green Bay. The RODs provide for a combination of dredging and capping and monitored natural recovery and contain revised estimates of total costs for remediation of $400 million over a 7 to 18-year time period. In addition to remediation, various government agencies are also asserting that we and the other PRPs are liable for natural resource damages caused by the PCBs. In October 2000, the U.S. Fish & Wildlife Service estimated that total natural resource damages would be in a range between $176 million to $333 million for all PRPs in the aggregate. In February 2007, the EPA and DNR issued a General Notice letter to the PRPs. The EPA and DNR are seeking to have one or more of the PRPs enter into an agreement to implement all remaining remedial action for segments two, three, four and five of the river.

On June 6, 2007, the EPA issued an Amended ROD (also referred to as the Optimized Remedy) which modifies the remedial action plan outlined in the 2003 RODs and provides a revised estimate of $390 million of remaining costs to complete the remedial work on the Lower Fox River. Appleton has re-evaluated its estimate of potential liability pursuant to the Amended ROD. At this time, we cannot precisely estimate our total liability for the Lower Fox River because we do not know how much the remedial actions and natural resource damages may cost or how large our share of those costs will be. Our liability could be material to our financial position. The issuance of the RODs and the Amended ROD and the beginning of remediation activities provides Appleton the ability to reasonably estimate its potential liability. Accordingly, Appleton has recorded a reserve for this environmental liability, before indemnification by our former parent.

At December 30, 2006, the total reserve was $101.2 million. During the first nine months of 2007, $14.7 million of payments were made against this reserve and $1.3 million of accretion was realized. Also during second quarter 2007, and based upon the Amended ROD, Appleton re-evaluated its estimate of potential liability and as a result increased its reserve by $58.9 million. This additional reserve amount will accrete at a discount rate of 5% until it reaches $65.1 million. As a result, $146.7 million is remaining in the reserve as of September 30, 2007; $18.2 million is recorded in other accrued liabilities and $128.5 million is recorded as a long-term environmental liability. Although we believe our recorded environmental liability reflects a reasonable estimate of our liabilities associated with the Lower Fox River based on the RODs and the Amended ROD, the actual amount of liabilities associated with the Lower Fox River could prove to be significantly larger than our recorded environmental liability.

We have a substantial amount of indebtedness outstanding and, as a result, we are operating as a highly leveraged company.

Our total debt at September 30, 2007, was approximately $566 million. For a description of the components of our debt see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 of Notes to Condensed Consolidated Financial Statements. This large amount of indebtedness could:

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

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate activities; or

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate.

Furthermore, although our ability to borrow money is restricted by the terms of the senior credit facility and the indentures governing the senior notes and senior subordinated notes, it may be possible for us to incur even more debt and, if we do so, these risks could intensify.

We may be unsuccessful in constructing, starting up and integrating the $100 million expansion at our West Carrollton, Ohio paper mill.

Appleton previously announced its intention to invest approximately $100 million to expand thermal paper manufacturing capacity at its existing paper mill located in West Carrollton, Ohio. Work on the expansion project commenced during first quarter 2007 and will continue through the second half of 2008. Unforeseen circumstances may interfere with the project such that we may be required to spend more than the planned amounts to complete the expansion project, or the completion may be delayed beyond the planned start up in the second half of 2008. Moreover, we may not be able to integrate operation of the expansion equipment with existing paper mill equipment as expected or achieve anticipated operational improvements. Additionally, although the thermal paper market in recent years has been growing, market conditions may be different when the project is completed such that we are not able to capture the intended benefits from the expansion project. Among other things, prices of the lightweight thermal paper that will be produced with the expanded capacity are being affected by increasing imports of low-priced products from China, Germany and Korea. As a result, we may not achieve the revenue and profits that supported the investment analysis. If any one or all or combination of these risks materialize, then our operating efficiency, profitability and cash flow may be materially adversely affected.

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

Our North American market is highly competitive. We compete based on a number of factors, including price, product availability, quality and customer service. Additionally, we compete with domestic production and imports from Europe and Asia. We believe that competitors in China, Germany and Korea are illegally dumping lightweight thermal paper into the United States and that competitors in China are being subsidized by the Chinese Government. No assurances can be given that such illegal dumping and subsidization will not continue or that the U.S. Department of Commerce will take actions to offset unfair prices or restore fair competition in the U.S. market. As a result, our prices for lightweight thermal paper may continue to be adversely affected and could result in a material adverse impact on our earnings and cash flow in the future. For additional information, see “Item 1 – Legal Proceedings.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seek” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address Appleton’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that Appleton expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended December 30, 2006, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond Appleton’s ability to control or predict. Given these uncertainties, you should not place undue reliance on the forward-looking statements. Appleton disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

Not applicable.

Item 6 – Exhibits

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

APPLETON PAPERS INC. (Registrant)

Date: November 12, 2007	/s/ Thomas J. Ferree
Thomas J. Ferree
Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: November 12, 2007	/s/ Thomas J. Ferree
Thomas J. Ferree
Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)