Form 10-K
period 2007-12-29
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2008-03-11
CIK 1144326, 1166365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 29, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For The Transition Period From            To             ..

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
Large Accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of February 19, 2008, 11,115,770 Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of February 19, 2008, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Documents incorporated by reference: None.

Appleton Papers Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

PART I

Unless stated to the contrary or the context requires otherwise, all references in this report to “PDC,” “Paperweight Development,” “we,” “us,” “company,” or “our” refer to Paperweight Development Corp. and our subsidiaries and predecessors. Appleton Papers Inc. is a wholly-owned subsidiary of Paperweight Development Corp., which we refer to as “Appleton” in this report.

Item 1.	Business

Overview

Appleton manufactures and sells carbonless and thermal papers as well as other specialty papers. We also manufacture and sell plastic films and flexible packaging solutions.

Under Generally Accepted Accounting Principles (GAAP), Appleton has four reportable business segments: coated solutions, thermal papers, security papers and performance packaging. The performance of these four segments is described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Late in 2007, Appleton committed to a formal plan to sell Bemrose Group Limited (“Bemrose”), its secure and specialized print services business based in Derby, England. Bemrose is a leading U.K. provider of mission critical security and specialized print services. At the time of its acquisition in December 2003, Bemrose was expected to provide Appleton with a new product entry in the U.K. security print market, with opportunities to expand into the U.S. market. After conducting a strategic review in the fourth quarter of 2007, Appleton has decided to focus its attention on core businesses and expand its leadership positions in those markets. The operating results of this business for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 have been reclassified and are now reported separately as discontinued operations.

Technical Papers

Coated Solutions

Carbonless paper products comprise the largest component of the coated solutions segment. We produce the Appleton and NCR PAPER* brands of carbonless paper and believe Appleton is the world’s largest producer of carbonless paper. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. Within the coated solutions business, we produce coated products for point-of-sale displays and other design and print applications and offer custom coating solutions.

Thermal Papers

The thermal papers segment focuses on the development of substrates for the transaction and item identification markets. We believe Appleton is the largest manufacturer of direct thermal papers in North America. Thermal products are widely used for point-of-sale receipts and coupons; entertainment and transportation tickets; lottery and gaming tickets; engineering, medical and industrial charts; tags for airline baggage and retail applications; and label products for shipping, warehousing, medical and clean-room applications.

Security Papers

The security papers segment produces products with security features that resist forgery and counterfeiting. Appleton’s portfolio of products incorporates security technologies including watermarks, taggants, embedded threads and fibers and machine-readable technologies to serve global markets.

 Performance Packaging

The performance packaging segment produces single and multilayer polyethylene films for packaging applications. It also prints and converts flexible plastic packaging materials for customers in the food processing, household and industrial products industries.

*	NCR PAPER is a registered trademark licensed to Appleton.

Company Background

PDC was incorporated in Wisconsin on December 28, 2000. Appleton was incorporated in Delaware in July 1965 and is the primary operating subsidiary of PDC.

Company History

Appleton Coated Paper Company, or ACPC, began operations in 1907 in Appleton, Wisconsin. In 1953, ACPC began working with NCR Corporation (“NCR”) on the development and production of carbonless paper. In 1954, NCR began marketing its NCR PAPER* brand of carbonless paper, which ACPC manufactured.

In 1969, NCR acquired Combined Paper Mills, Inc., which then consisted of pulp and paper mills in Combined Locks, Wisconsin, and Roaring Spring, Pennsylvania. In 1970, NCR acquired ACPC. In 1971, the Appleton Papers division of NCR was formed through the merger of ACPC with Combined Paper Mills, Inc.

In 1978, Appleton, then a subsidiary of B.A.T Industries Limited, acquired the assets of the Appleton Papers division from NCR. In 1990, Appleton, together with The Wiggins Teape Group Ltd., was separated from B.A.T Industries to form Wiggins Teape Appleton p.l.c., a public company listed on the London Stock Exchange. Later that year, Wiggins Teape Appleton merged with Arjomari Prioux SA, a public French paper manufacturer and merchant. Shortly after the merger, the group changed its name to Arjo Wiggins Appleton p.l.c. Appleton operated as an indirect, wholly-owned subsidiary of Arjo Wiggins Appleton p.l.c. until 2001.

On November 9, 2001, Appleton employees acquired the company from Arjo Wiggins Appleton p.l.c. through the use of an employee stock ownership plan. Effective February 3, 2003, we changed our trade name to Appleton and adopted the tagline, “What Ideas Can Do®.”

The KSOP and the ESOP

The Appleton Papers Retirement Savings and Employee Stock Ownership Plan (the “KSOP” or the “plan”) includes a separate employee stock ownership plan component (the “ ESOP” or the “Company Stock Fund”). The KSOP is a tax-qualified retirement plan that is available to U.S. employees. The ESOP component of the KSOP is a tax-qualified employee stock ownership plan that invests in PDC common stock.

In late 2001, approximately 90% of Appleton’s employees invested approximately $107 million in the ESOP. On November 9, 2001, the ESOP purchased 100% of the common stock of PDC. PDC simultaneously used all the proceeds from the sale of those shares of common stock to finance a portion of the purchase price of the acquisition described below.

Acquisition from Arjo Wiggins

On November 9, 2001, PDC and a wholly-owned subsidiary, acquired Appleton from Arjo Wiggins Appleton p.l.c., which is now known as Arjo Wiggins Appleton Limited (“AWA”), a European manufacturer of paper products, and two of its subsidiary holding companies, (the “sellers” or “affiliates of AWA”). Appleton is now a wholly-owned subsidiary of PDC and the ESOP owns 100% of the shares of common stock of PDC. PDC does not conduct any business apart from undertaking matters incidental to its ownership of the stock of its subsidiaries and matters relating to the ESOP and taking actions required to be taken under ancillary acquisition agreements.

 Acquisitions and Dispositions

On April 30, 2003, Appleton acquired C&H Packaging Company, Inc. and American Plastics Company, Inc. C&H Packaging, located in Merrill, Wisconsin, prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. American Plastics, located in Rhinelander, Wisconsin, produces high-quality, custom multilayered films and commercial packaging.

In December 2003, Appleton acquired Bemrose Group Limited, a privately-held company headquartered in Derby, England. The group’s operating unit, BemroseBooth Limited (“BemroseBooth”), produces security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailings and printed calendars. BemroseBooth also offers print management services through a network of external suppliers.

In January 2005, Appleton acquired New England Extrusion, Inc., located in Turners Falls, Massachusetts, and Milton, Wisconsin, a company that produces single and multilayer polyethylene films for packaging applications.

Late in 2007, Appleton committed to a formal plan to sell Bemrose, its secure and specialized print services business based in Derby, England. At the time of its acquisition in December 2003, Bemrose was expected to provide Appleton with a new product entry in the U.K. security print market, with opportunities to expand into the U.S. market. After conducting a strategic review in the fourth quarter of 2007, Appleton has decided to focus its attention on core businesses and expand its leadership positions in those markets. The operating results of Bemrose for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 have been reclassified and are now reported separately as discontinued operations. As such, the discussion that follows excludes Bemrose.

For financial information regarding our business segments, refer to Note 23 of Notes to Consolidated Financial Statements contained below in “Item 8. Financial Statements and Supplementary Data.”

Technical Papers

Coated Solutions

The coated solutions segment produces carbonless paper, coated products and custom coating solutions and accounted for approximately 59% of total company net sales in 2007.

Appleton sells carbonless roll and sheet products under the Appleton and NCR PAPER* brands, offering nearly 450 grades of carbonless roll and sheet products with approximately 3,900 stock keeping units differentiated by grade, width, length, color and basis weight. We believe we have the broadest carbonless product line in the industry.

Carbonless products are sold directly to converters, business forms printers and merchant distributors who stock and sell carbonless paper to printers.

Coatings used to make carbonless paper include adhesives, inert fillers, microencapsulated dyes, co-reactants and other materials used to ensure a smooth, uniform printing surface. These coatings enable a copy to be made without using carbon paper or other copying materials.

Carbonless paper is used in a variety of end markets, including government, retail, financial, insurance and manufacturing, with no one end market dominating demand. Demand for carbonless products in many of these markets is tied to economic growth, which impacts the number of transactions completed in a given year. Sales of carbonless products historically have not been significantly impacted by seasonality.

Since 1994, the U.S. carbonless market has been in decline as a result of increased use by businesses of competing technologies that do not use impact printing to create images. Examples of such technologies include digital laser, inkjet and thermal printers, as well as electronic communications. Appleton believes that the U.S. carbonless paper market declined by approximately 8% annually from 2001 through 2007, and will decline over the next five years at rates comparable to historical levels. Appleton believes the worldwide carbonless market is also in decline, with demand declining at approximately 2% to 3% per year.

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

 Thermal Papers

The thermal papers segment primarily produces and sells direct thermal papers for the transaction and item identification markets. The most popular direct thermal imaging chemistry is based on the leuco dye system that was invented by NCR Corporation and commercially introduced by Appleton in the late 1960s. Thermal paper is used in four principal market segments; point-of-sale products for retail receipts and coupons; label products for shipping, warehousing, medical and clean-room applications; tag and ticket products for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and printer/calculator/chart products for engineering, industrial and medical diagnostic charts. We estimate the point-of-sale and label market segments combined accounted for the majority of the U.S. and Canadian thermal market by volume in 2007.

Point-of-sale products are sold to printers and converters who in turn sell to end-user customers or to resellers such as office supply stores, office superstores, warehouse clubs, mail order catalogs, equipment dealers, merchants and original equipment manufacturers. Label products are sold to companies who apply pressure sensitive adhesive coatings and release liners and then sell these products to label printers. Tag, ticket and chart grades are sold to specialty printing companies who convert them to finished products such as entertainment, lottery and gaming tickets, tags, coupons and medical charts.

The market for thermal paper has grown with new applications being developed to benefit thermal technology. Based on our assessment, Appleton believes the annual rates of growth in the U.S. and Canadian thermal markets from 2001 to 2007 were between 0% and 10% and averaged nearly 7% for the period. Based on our assessment, Appleton believes the U.S. and Canadian thermal markets will continue to grow and that global markets will also continue to expand. In January we announced an investment of approximately $125 million to expand our West Carrollton, Ohio, mill to satisfy projected future demand for thermal products by domestic and international customers. The project includes installation of a state-of-the-art coater to produce thermal papers and enhancements to one of the mill’s paper machines. Sales of thermal papers have not been significantly impacted by seasonality.

In addition to Appleton, other significant thermal paper producers included Koehler AG, Kanzaki Specialty Papers, Ricoh Company, Ltd. and Mitsubishi Paper Mills Company Ltd. Appleton competes primarily on the basis of service, product quality, price and breadth of product offering.

Security Papers

The security papers segment produces products with security features that resist forgery and counterfeiting. We are developing a portfolio of products that incorporates security technologies, including watermarks, taggants, embedded threads and fibers and machine-readable technologies, to serve global markets. We focus on checks and business and government documents. Sales of our security products have not been significantly impacted by seasonality.

Security papers competitors include Boise Cascade Corporation, P.H. Glatfelter Company, Cascades Resources, Portals Bathford, Arjo Wiggins Appleton Limited and De La Rue International. Appleton competes primarily on the basis of service, breadth of product offering, product quality and price.

Performance Packaging Products

The performance packaging segment produces single and multilayer polyethylene films for packaging applications. It also prints and converts flexible plastic packaging materials for customers in the food processing, household and industrial products industries. Sales of performance packaging products are positively affected by the fourth quarter holiday season followed by lower volumes in the first quarter of the year.

The Flexible Packaging Association estimates that the U.S. flexible packaging market (which includes performance packaging) generates over $23.5 billion in annual sales and employs approximately 80,000 people. Flexible and performance packaging operations range from small manufacturing companies with single facilities to large integrated corporations with up to 30 individual plant locations. The nation’s largest market for performance packaging is food, accounting for over 57% of shipments.

Performance packaging competitors include Pliant Corporation, Winpak, Charter Films, Inc., Danafilms, Inc., ISO Poly Films, Inc., Polymer Packaging Inc. and others. Large producers such as Bemis Company, Inc., Printpak Inc. and Alcan Inc. may also be competitors in some market situations. Appleton competes primarily on the basis of service, breadth of product offering and price.

Geographical Financial Information

Revenues from sales in the U.S. were $700.0 million in 2007, $746.6 million in 2006 and $750.3 million in 2005. Revenues from sales to customers in foreign countries were $263.2 million in 2007, $227.1 million in 2006 and $184.0 million in 2005. Substantially all long-lived assets are located in the U.S. as of December 29, 2007, December 30, 2006 and December 31, 2005.

Research and Development

Research and development plays an important role in Appleton’s leadership position. Ongoing investment in research and development has enabled Appleton to develop core competencies in the encapsulation process, specialty coating chemistry, coating application systems and security technologies. Research and development efforts are focused on cost reduction, product line extensions, new product development and technology transfer and development. Research and development costs related to the development of new products and significant improvements to existing products were $10.6 million in 2007, $10.8 million in 2006 and $16.1 million in 2005.

Sales, Marketing and Distribution

Appleton promotes and sells products through its sales and marketing organization and, in the case of C&H Packaging, through manufacturers’ representatives. Sales personnel operate from field locations. Marketing employees endeavor to acquire market, end-user and competitor insight to uncover and deliver market-focused solutions. Technical service representatives assist customers with product applications and improvements and complaint resolution by telephone and in person at customer locations. Customer service representatives receive customer orders, establish delivery dates and answer inquiries about stock availability and order status.

Appleton uses eight distribution centers to store and distribute products to customers. Distribution centers are located in Appleton, Wisconsin; Camp Hill, Pennsylvania; Hebron, Kentucky; Edwardsville, Kansas; Portland, Oregon; Ontario, California; McDonough, Georgia; and Peterborough, Ontario, Canada. Third-party logistics services are contracted through distribution facilities at Birmingham, England, and Utrecht, Netherlands.

Distributors and Customers

Appleton currently sells through merchant distributors that stock and redistribute carbonless sheet products globally from over 400 locations. Some merchant distributors also redistribute performance packaging products. Carbonless rolls typically are sold directly to printer and converter customers worldwide. However, some carbonless rolls are sold to forms printers through merchant distributors on a drop-shipment basis. In those cases, Appleton ships products from distribution centers and provides customer support while the merchant bears the credit risk of nonpayment.

Appleton sells thermal papers directly to converters who cut and rewind large rolls into smaller rolls, print and otherwise further process the paper based on end-user needs.

Appleton sells security products through merchants and to other security printers who print checks, titles, certificates and other secure documents.

Appleton sells performance packaging products produced by C&H Packaging, American Plastics and New England Extrusion to the food, personal care, medical, household and industrial products industries as well as to packaging producers and film converters who serve those markets.

Within the technical papers business, the five largest customers in the coated solutions segment accounted for approximately 38% of coated solutions net sales in 2007, 41% of coated solutions net sales in 2006 and approximately 45% of coated solutions segment net sales in 2005. The five largest customers in the thermal papers segment accounted for approximately 39% of thermal papers segment net sales in 2007, 39% of thermal papers segment net sales in 2006 and approximately 42% of thermal papers segment net sales in 2005. Sales to the five largest customers in the performance packaging segment accounted for approximately 43% of total segment net sales for 2007, approximately 34% of total segment net sales for 2006 and approximately 28% of total segment net sales in 2005. Sales to Unisource Worldwide, Inc. accounted for approximately 10% of 2007 net sales, 11% of 2006 net sales and 12% of 2005 net sales.

Working Capital Practices

Appleton maintains finished goods inventories sufficient to provide a high level of available stock items and next day delivery to a majority of coated solutions and thermal papers customers. Raw material inventories are maintained at levels consistent with demand for both stock and custom orders. Custom order lead times typically are less than 30 days. Accounts receivable management practices, including terms of sale, are designed to accommodate the competitive differences of each business segment and market channel.

Most sales in the performance packaging segment are custom orders with up to eight weeks of lead time, depending on the nature of the items and production requirements. Given the custom order nature of much of the business, finished goods inventory levels generally are low and primarily represent products being held pending customer release dates. Finished goods inventories are maintained for select items where prompt availability is a competitive requirement. Raw material inventories reflect actual and expected customer demand, supplier lead times and economic order quantities. Accounts receivable management practices reflect the competitive requirements of the business.

Order Backlogs

In the coated solutions business, customers generally order from stock grades and most orders are delivered the next day. Thermal paper customers also order primarily stock grades. As of year-end 2007, the total of coated solutions and thermal papers products ordered but not shipped was approximately 4% of our annual sales volume. As of 2006 and 2005 year-ends, products ordered but not shipped totaled approximately 3% and 2%, respectively, of total annual shipments of coated solutions and thermal papers.

The performance packaging segment typically maintains backlogs of up to six weeks. Most sales are custom orders and many customers place advance or blanket orders covering a number of months into the future, which tends to increase the average backlog figures. Backlogs are managed so as to maximize the efficiency of production scheduling and machine utilization.

Manufacturing

The Appleton plant, located in Appleton, Wisconsin, produces carbonless and thermal paper. In 2005, we completed a $16 million project designed to expand the range of coating capabilities at the Appleton plant.

The Portage, Wisconsin plant produces microcapsules used to manufacture carbonless paper at the Appleton, Roaring Spring and West Carrollton facilities.

The Roaring Spring, Pennsylvania mill is a fully integrated pulp and paper mill with three paper machines and produces carbonless and security products. In 2005, we completed an $8 million investment to upgrade and expand the production capabilities of two of the mill’s paper machines to increase the range and scope of their abilities to manufacture security products.

The West Carrollton, Ohio mill produces carbonless and thermal base stock and finished carbonless paper products. The mill includes extensive recycling capabilities featuring wastepaper processing and de-inking operations. In 2007, we commenced an expansion program of approximately $125 million for the mill, including installation of a state-of-the-art coater to produce thermal papers and enhancements to one of the mill’s paper machines. The project is scheduled for completion in mid-2008.

C&H Packaging, based in Merrill, Wisconsin, is a printing, laminating and converting operation that prints multilayered, plastic films on high-speed, multicolor, flexographic printing presses using water-based ink systems. Converting operations include slitting and pre-formed and custom pouch production.

American Plastics, located in Rhinelander, Wisconsin, manufactures multilayered, co-extruded barrier films, which are primarily sold to flexible packaging converters. In addition, American Plastics converts some of its films into vacuum pouches which are then sold to packing operations.

New England Extrusion, located in Turners Falls, Massachusetts and Milton, Wisconsin,  produces single and multilayer polyethylene films for packaging applications.

Raw Materials

Raw materials purchases primarily consist of base stock, chemicals, pulp, wastepaper and resin. In 2007, those materials made up approximately 58% of the annual cost of goods sold. The largest raw material component, chemicals, comprised 18% of cost of goods sold in 2007.

The next largest raw material component is base stock—rolls of uncoated paper used in the production of coated paper products. Base stock is acquired from multiple sources pursuant to purchase agreements which establish pricing and volume targets. These agreements mitigate exposure to significant pricing cycles common for pulp and commodity paper products. Total base stock purchases in 2007 amounted to 16% of cost of goods sold.

Appleton is party to a significant base stock supply agreement, which commenced June 27, 2001. Purchases under this agreement were slightly less than half of total 2007 base stock purchases. We plan to purchase a majority of 2008 base stock needs in accordance with this agreement. The term of this agreement, as amended, expires on December 31, 2008.

 Approximately 12% of cost of goods sold in 2007 was for pulp, wood and wastepaper used in the Roaring Spring and West Carrollton paper mills. While pulp and wastepaper prices are subject to swings in the supply and demand cycle for pulp and commodity papers, we seek to reduce the impact of those swings by negotiating price and volume agreements for pulp and by purchasing wastepaper through a national broker.

The technical challenges of manufacturing products require Appleton to use many specialty raw materials, designed and manufactured to work with our products and manufacturing processes. We make purchasing decisions based upon quality, service, value and long-term strategic importance. We have long-term agreements with key suppliers designed to ensure stable and consistent supply, to promote joint development and engineering of new raw materials and products, to enhance total value to customers and to protect mutual strategic interests.

Employees

As of February 24, 2008, Appleton employed 3,001 persons, of whom, 1,743 were covered by union contracts. Manufacturing employees at Appleton’s major manufacturing facilities in Appleton, Roaring Spring and West Carrollton are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”). Long-term (three-year) labor contracts have been established for all three facilities. The labor contract at the West Carrollton facility was renegotiated in April 2006. The labor contract at the Appleton facility expires in 2008.

The Roaring Spring labor contract expired in late 2007, and Appleton is in the process of negotiating a new collective bargaining agreement with the USW and is currently operating under a day-to-day extension of the expired contract. The outcome of these collective bargaining negotiations cannot presently be determined. If Appleton is unable to reach an agreement with the USW regarding the terms of a collective bargaining agreement, the Roaring Spring facility may be subject to work interruptions or stoppages that could materially impact Appleton’s financial results.

USW also represents employees at the Appleton, Camp Hill and Edwardsville distribution centers. Employees at the Peterborough, Ontario, Canada facility are represented by Independent Paperworkers of Canada. Employees at the Portage, Wisconsin plant and other distribution centers in Georgia, Kentucky, California and Oregon, as well as C&H Packaging, American Plastics and New England Extrusion are not represented.

Manufacturing employees at the Derby and Hull manufacturing facilities in England are represented by UNITE. These employees are covered by a national labor agreement that is reviewed annually in April by UNITE and the British Printing Industries Federation. As of February 24, 2008, 337 British employees were represented by the union. Employees at the Teesside, England facility have chosen not to be represented by a union.

Appleton has enjoyed good labor-management relations over an extended period of time. There have been no work stoppages over the last 30 years. This long-term relationship has been critical in developing efficient manufacturing sites and a workforce that is highly committed to Appleton’s success.

Intellectual Property

A wholly-owned subsidiary, WTA Inc., owned certain unexpired U.S. patents, through assignment from Appleton, covering carbonless and thermal paper products and manufacturing technologies, with foreign counterparts in Canada, Europe and Japan. On December 19, 2005, WTA Inc. was merged into Appleton, combining WTA’s intellectual property assets, including patents and licenses with Appleton’s existing patent portfolio.

As part of the acquisition of the business from NCR in 1978, Appleton obtained a 100-year license to use forms of the NCR PAPER* trademark in branding for carbonless products.

Appleton also licenses technology from other companies covering non-critical articles of manufacture, manufacturing processes or materials used in such processes.

We do not believe that any single patent or patent application is material to Appleton’s business or operations. We believe that patent duration is consistent with our business needs.

Environmental

General

Appleton operations are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of wastewater and storm water, storage, treatment and disposal of materials and waste, remediation of soil, surface water and groundwater contamination and liability for damages to natural resources.

Compliance with environmental laws and regulations is an important facet of our business. Appleton expects to incur capital expenditures of approximately $1.2 million in 2008 and a total of approximately $19.4 million from 2009 through 2012 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. We expect to continue to incur expenditures after 2012 in order to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements.

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

Other than the polychlorinated biphenyls (“PCBs”) contamination in the area of the wastewater impoundments at the West Carrollton Mill, and the Fox River matter, both of which are disclosed below, there are no known material liabilities with respect to environmental compliance issues.

West Carrollton Mill

The West Carrollton, Ohio mill operates pursuant to various state and federal permits for discharges and emissions to air and water. As a result of the de-inking of carbonless paper containing PCBs through the early 1970s, there have been releases of PCBs and volatile organic compounds into the soil in the area of the wastewater impoundments at the West Carrollton facility and low levels of PCBs have been detected in the groundwater immediately under this area. In addition, PCB contamination is present in sediment in the adjacent Great Miami River, but it is believed that this contamination is from a source other than the West Carrollton mill.

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

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill property, the Great Miami River remediation and our share of these remediation costs, if any, and since Appleton is currently under no obligation to undertake remedial action in the future, no provision has been recorded in our financial statements for estimated remediation costs. In conjunction with the acquisition of PDC by the ESOP in 2001, and as limited by the terms of the purchase agreement, AWA agreed to indemnify us for 50% of all environmental liabilities at the West Carrollton mill up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owners and operators of the West Carrollton mill may be liable for all or part of the cost of remediation of historic PCB contamination.

Lower Fox River

Introduction. Various federal and state government agencies and Native American tribes have asserted claims against Appleton and others with respect to historic discharges of PCBs into the Lower Fox River in Wisconsin. The claims generally fall within three categories of potential liability - remedial action, natural resource damages (“NRDs”) and interim restoration and remediation – which are separately discussed below.

Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. During this period wastewater containing PCBs was discharged into the Lower Fox River from a publicly owned treatment works, from the Appleton Coated paper mill and from other local industrial facilities. Wastewater from the Appleton plant was processed through the publicly owned treatment works. As a result, there are allegedly eleven million cubic yards of PCB-contaminated sediment spread over 39 miles of the Lower Fox River and Green Bay, which is part of Lake Michigan.

The United States Environmental Protection Agency (“EPA”) published a notice in 1997 that it intended to list the Lower Fox River on the National Priorities List of Contaminated Sites pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act, (“CERCLA” or “Superfund”). The EPA identified seven potentially responsible parties (“PRPs”) for PCB contamination in the Lower Fox River, including NCR, Appleton, Georgia-Pacific, P.H. Glatfelter Company, WTMI Co., owned by Chesapeake Corporation, Riverside Paper Corporation and U.S. Paper Mills Corp., which is now owned by Sonoco Products Company.

Remedial Action. The EPA and the Wisconsin Department of Natural Resources (“DNR”) issued a Record of Decision (“ROD”) in 2003 covering the first two segments of the river. P.H. Glatfelter and WTM I are managing remediation efforts in the first segment and each contributed an initial $25.2 million to cover costs of the required remedial action. Appleton denies any responsibility or liability for PCB contamination in the first segment.

The EPA and DNR issued a second ROD in 2003 covering the third, fourth and fifth segments of the Lower Fox River. NCR and Sonoco agreed to fund a remedial project in the fourth segment at an estimated cost of $30 million. The total costs for the Lower Fox River remedial action plans, as outlined in the two RODs issued during 2003, were estimated to total approximately $400 million over a 7 to 18-year time period. Other estimates obtained by the PRPs range from a low of $450 million to as much as $1.6 billion. More recent estimates place the cost between $594 million and $900 million.

In February 2007 the EPA issued a General Notice letter seeking to have one or more of the PRPs enter into an agreement to implement all remaining remedial action for segments two, three, four and five of the river. The EPA asked the PRPs to submit a written proposal to conduct the remedial action as well as to address various governmental agencies’ (“Intergovernmental Partners” or “IGP”) additional claims for unreimbursed costs and NRDs. In June 2007, the EPA and DNR issued an amended ROD which modified the remedial action plan for the Lower Fox River.

Following several months of discussions with PRPs, the EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River. In response, in December 2007, the PRPs submitted a work plan for the clean up of the Fox River to the EPA. After a review, the EPA requested modifications be incorporated into the work plan. As of early 2008, the PRPs are negotiating to reach a funding arrangement to enable the work plan to be implemented.

Appleton and NCR filed a lawsuit in January 2008 in federal court against P.H. Glatfelter Company, Menasha Corporation and George A. Whiting Paper Company in an effort to require other PRPs to contribute to the cost of cleaning up PCB contamination sediment in the Fox River.

Natural Resource Damages. In 2000, the U.S. Fish & Wildlife Service (“FWS”) released a proposed plan for restoring natural resources injured by PCBs. The plan estimates that NRDs will fall in the range of $176 million to $333 million for all PRPs. However, based on settlements of NRD claims to date, which have been substantially less than original estimates, Appleton anticipates the actual costs of NRD claims will be less than the original estimates provided by FWS.

Interim Restoration and Remediation Consent Decree. Appleton and NCR collectively paid $41.5 million for interim restoration and remediation efforts pursuant to a 2001 consent decree with the IGP. This consent decree expired in 2005. In addition, Appleton and NCR collectively paid approximately $750,000 toward interim restoration efforts and the preparation of a report analyzing progress toward the restoration goals related to the Lower Fox River pursuant to a 2006 consent decree with the IGP. The 2006 consent decree expired in 2006. Appleton and NCR paid $2.8 million in 2007 to fund a land acquisition in partial settlement of NRD claims. Neither consent decree or the land acquisition constitutes a final settlement nor provides protection against future claims; however, Appleton and NCR will receive full credit against remediation costs and NRD claims for all monies expended pursuant to the consent decrees.

Appleton’s Liability. CERCLA imposes liability on parties responsible for, in whole or in part, the presence of hazardous substances at a site. Superfund liable parties can include both current and prior owners and operators of a facility involved with the disposal of hazardous substances. A PRP is potentially liable for cleanup costs, damages to natural resources, costs of certain health assessments and injunctive relief (i.e., performing a cleanup) where a site may present an imminent and substantial endangerment. While any PRP may be held liable for the entire cleanup of a site, the final allocation of liability among PRPs generally is determined by negotiation, litigation or other dispute resolution processes.

Appleton purchased the Appleton plant and the Combined Locks paper mill from NCR in 1978, after the use of PCBs in the manufacturing process was discontinued. Nonetheless, the EPA named both Appleton and NCR as PRPs in connection with remediation of the Lower Fox River. In 1998, Appleton and NCR entered into an interim settlement agreement under which the two companies agreed to share defense and liability costs arising from the remediation. When the 1998 interim settlement agreement expires, Appleton’s and NCR’s continuing indemnification obligations will be defined by an arbitration determination that was obtained in January 2006.

The FWS study completed in 2000 offered a preliminary conclusion that the discharges from the Appleton plant and the Combined Locks paper mill were responsible for a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates have not been finalized and are not binding on the PRPs. Appleton has obtained its own historical and technical analyses which suggest that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total PCBs discharged.

As noted above, a portion of Appleton’s potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay its respective share(s) of the potential liability, Appleton could be responsible for a portion of its share(s). Based on a review of publicly available financial information, Appleton believes that the other PRPs will be required, and have adequate financial resources, to pay their shares of the remediation and natural resource damage claims for the Lower Fox River.

Estimates of Liability. Appleton cannot precisely estimate its ultimate share of liability due to uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of NRD assessments, the evolving nature of remediation and restoration technologies and governmental policies and Appleton’s share of liability relative to other PRPs. However, the issuance of the RODs, the receipt of bid proposals and the beginning of remediation activities provide evidence to reasonably estimate a range of Appleton’s potential liability.

Accordingly, Appleton has recorded a reserve for its potential liability for the Lower Fox River. At December 30, 2006, this reserve approximated $101.2 million. During fiscal 2007, $19.5 million of payments were made from the reserve. In addition, as the result of an analysis of Appleton’s estimated remaining potential liability that was completed during 2007, the remediation reserve was increased by $112.3 million. This resulted in a remaining reserve of $194.0 million as of December 29, 2007, of which $20.6 million is recorded in other accrued liabilities and $173.4 million is recorded as a long-term environmental liability.

The following assumptions were used in evaluating Appleton’s potential Lower Fox River liability and establishing a remediation reserve:

•	total remediation costs of $600 million, based on the most recent bids received with a range from $594 million to $900 million;

•
the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than Appleton’s estimate;

•	costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less, based on the IGP’s settlement of other NRD claims;

•	Appleton’s responsibility for over half of the claims asserted against Appleton and NCR, based on our interim settlement agreement with NCR and the arbitration determination; and

•    $38 million in fees and expenses through 2010.

Although Appleton believes its recorded environmental liability reflects a reasonable estimate of its liabilities associated with the Lower Fox River, the actual amount of liabilities associated with the Lower Fox River could prove to be significantly larger than the recorded environmental liability.

AWA Indemnification. PDC and Appleton entered into two indemnification agreements in conjunction with the 2001 acquisition, under which AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims, which are defined in the indemnification agreements as the Fox River Liabilities.

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. Appleton is responsible for the $25 million of liabilities between $75 million and $100 million. Pursuant to these agreements, AWA paid $71.2 million in connection with Fox River Liabilities through 2007.

At December 29, 2007, the total indemnification receivable from AWA was $169.0 million, of which $3.8 million is recorded in other current assets and $165.2 million is recorded as an environmental indemnification receivable.

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

The indemnification agreements negotiated with AWA and the AIG insurance policy are designed to ensure that Appleton will not be required to fund any of the indemnified costs and expenses in relation to the Fox River Liabilities and to assure the ESOP Trustee and Appleton’s lenders and investors that Appleton will not have to rely solely on AWA itself to make these payments. This arrangement is working as designed and is expected to continue to protect Appleton with respect to the indemnified costs and expenses, based on Appleton’s review of the insurance policy and AWA’s financial condition. AWA, PDC, the special purpose subsidiaries and the policyholder entered into a Relationship Agreement, which, among other things and subject to certain limited exceptions, prohibits AWA and PDC from taking any actions that would result in any change to this design structure.

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

We are subject to comprehensive and frequently changing laws and regulations enacted by various federal, state and local authorities concerned with the impact of the environment on human health, the limitation and control of emissions and discharges into the air, ground and waters, the quality of ambient air and bodies of water and the handling, use and disposal of specified substances. Financial responsibility for the cleanup or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways and properties owned by unrelated companies or individuals, as well as properties currently owned and used by us, regardless of whether the contamination is attributable entirely to prior owners. As described in the following risk factor, we have been identified as a potentially responsible party, or PRP, for remediation and alleged natural resource damages related to the Lower Fox River and Green Bay system, which we refer to as the Lower Fox River. In addition, we make capital expenditures and incur operating expenses for environmental obligations and matters arising from our daily operations.

Including the Lower Fox River, we have approximately $194 million of accrued liabilities as of December 29, 2007 for estimated or anticipated liabilities and legal and consulting costs relating to environmental matters arising from past operations. We also have approximately $169 million of indemnification receivables from our former parent company, AWA, as of December 29, 2007. While the accrued liabilities reflect our current estimate of the cost of these environmental matters, the amount that we have accrued may be inadequate. In addition, we may be named as a PRP at other sites in the future and the costs associated with such future sites may be material. We expect environmental laws and regulations and the interpretation and enforcement of those laws and regulations to become increasingly stringent and to further limit emission and discharge levels and to increase the likelihood and cost of environmental cleanups and related activities. All of these factors are likely to increase our operating expenses, require continuing capital expenditures and adversely affect the operating flexibility of our manufacturing operations and may require indeterminable and significant additional expenditures in connection with such compliance.

We have been named as a potentially responsible party related to the Lower Fox River.

We have been named by the EPA as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). We have been named a PRP because of discharges of polychlorinated biphenyls, or PCBs, into the Lower Fox River from our Appleton Plant in the 1950s, 1960s and 1970s and because of discharges from the Appleton Coated paper mill in Combined Locks, Wisconsin, which we owned from 1978 to 2000. We could be liable for a significant portion of the costs of remediating the PCBs that remain in the Lower Fox River. These costs could be material to our financial position. In 2003, the DNR and EPA issued two RODs covering all five segments of the Lower Fox River, which includes Green Bay. The RODs provide for a combination of dredging and capping and monitored natural recovery and contain revised estimates of total costs for remediation of $400 million over a 7 to 18-year period. In addition to remediation, various government agencies are also asserting that we and the other PRPs are liable for natural resource damages caused by the PCBs. In October 2000, the U.S. Fish & Wildlife Service estimated that total natural resource damages would be in a range between $176 million to $333 million for all PRPs in the aggregate.

In February 2007, the EPA issued a General Notice letter seeking to have one or more of the PRPs enter into an agreement to implement all remaining remedial action for segments two, three, four and five of the river. The EPA asked the PRPs to submit a written proposal to conduct the remedial action as well as to address various governmental agencies’ additional claims for unreimbursed costs and natural resource damages. In June 2007, the EPA and DNR issued an Amended ROD which modified the remedial action plan for the Lower Fox River. Following several months of discussions with PRPs, the EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River.

Appleton cannot precisely estimate its ultimate share of liability due to uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of natural resource damage assessments, the evolving nature of remediation and restoration technologies and governmental policies and Appleton’s share of liability relative to other PRPs. However, the issuance of the RODs, the receipt of bid proposals and the beginning of remediation activities provide evidence to reasonably estimate a range of Appleton’s potential liability.

Accordingly, Appleton has recorded a reserve for its potential liability for the Lower Fox River. At December 30, 2006, this reserve approximated $101.2 million. During 2007, $19.5 million of payments were made from the reserve. In addition, as a result of an analysis of Appleton’s estimated remaining potential liability that was completed during 2007, the remediation reserve was increased by $112.3 million. This resulted in a remaining reserve of $194.0 million as of December 29, 2007, of which $20.6 million is recorded in other accrued liabilities and $173.4 million is recorded as a long-term environmental liability.

Although Appleton believes its recorded environmental liability reflects a reasonable estimate of its liabilities associated with the Lower Fox River, the actual amount of liabilities associated with the Lower Fox River could prove to be significantly larger than the recorded environmental liability.

Our former parent, AWA, may fail to comply with its indemnification obligations related to the acquisition of our company.

As amended in, and as limited by the terms of the purchase agreement relating to the acquisition of Appleton, AWA and two of its affiliates have agreed to indemnify PDC and Appleton for certain losses resulting from: inaccuracies in the environmental representations and warranties made by AWA and its affiliates; certain known environmental matters that existed at the closing of the acquisition; environmental matters related to the businesses of Newton Falls, Inc., Appleton Coated LLC and several other of our former affiliates and subsidiaries; and environmental matters relating to the real property on which our former Camp Hill, Pennsylvania plant and our current distribution center are located that existed prior to our sale of the Camp Hill plant to a third party.

AWA has also agreed, subject to certain limitations, to indemnify Appleton and PDC for specified environmental liabilities relating to the contamination of the Lower Fox River. AWA’s indemnification obligations with respect to the Lower Fox River are discussed in greater detail under the heading “Item 1. Business – Environmental—Lower Fox River—AWA Indemnification” and in Notes 1 and 18 of Notes to Consolidated Financial Statements in Item 8, below.

If the indemnified matters result in significant liabilities for Appleton and AWA and/or its affiliates are unable or unwilling to honor these indemnification obligations, Appleton could be required to pay for these liabilities, which could have a material adverse effect on cash flow, Appleton’s ability to fund or expand operations and Appleton’s ability to repay existing and future indebtedness.

We have a substantial amount of indebtedness outstanding and, as a result, we are operating as a highly leveraged company.

Our total debt at December 29, 2007 was approximately $542.2 million. For a description of the components of our debt see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 11 of Notes to Consolidated Financial Statements. This large amount of indebtedness could:

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

The agreements relating to our indebtedness, including the senior credit facility, the senior notes and the senior subordinated notes, contain numerous covenants that include certain financial tests, including various debt and cash flow ratios. The covenants related to our indebtedness, among other things, prohibit or restrict our ability, as well as the ability of PDC and our subsidiaries to:

•	pay dividends on or purchase or redeem capital stock;

•	repay other indebtedness;

•	make loans and investments;

•	acquire assets, stock or debt securities of another person;

•	incur or guarantee additional indebtedness;

•	use assets as security in other transactions;

•	sell assets or merge with or into other companies;

•	enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	create liens;

•	sell equity interests in our subsidiaries;

•	amend or terminate particular agreements relating to our transaction with AWA and the ESOP;

•	engage in new lines of business; and

•	take, or fail to take, any actions that would cause PDC to lose its subchapter S corporation status.

A breach of any of these covenants or our inability to meet the required financial tests could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. In addition, although Appleton maintains financial resources sufficient to satisfy the unindemnified portion of its potenital liability for the Lower Fox River, the timing of cash out flows may constrain Appleton's ability to meet certain of the financial tests under its indebtedness agreements.

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

Our technical papers business includes the coated solutions, thermal papers and security papers segments. Our coated solutions segment, of which the primary product is carbonless paper, currently represents our primary business segment and accounted for 63% of our total company net sales in 2005, 59% of our net sales in 2006 and 59% of our net sales in 2007. Our total sales volume of carbonless paper products declined 3.3% from 2005 to 2006 and 2.3% from 2006 to 2007. We believe the worldwide carbonless market is declining as users switch to alternative modes of communication and technologies that do not use impact printing to create images. We expect that our total sales volume of carbonless paper products will continue to decline at rates that are generally similar to those experienced most recently. If the decline in our sales of carbonless paper products accelerates, or if we are unable to maintain the prices of our carbonless paper products, then our operating efficiency, profitability and cash flow may be materially adversely affected.

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

Certain of our employees are covered by collective bargaining agreements and labor disputes may disrupt our operations.

The Company has collective bargaining agreements for its manufacturing facilities in Appleton, Roaring Spring and West Carrollton. Our collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, or USW, for employees at the Roaring Spring facility covers approximately 368 employees and expired in November 2007. We are in the process of negotiating a new collective bargaining agreement with the USW and are currently operating under a day-to-day extension of the expired contract. The outcome of these collective bargaining negotiations cannot presently be determined. If we are unable to reach an agreement with the USW regarding the terms of a collective bargaining agreement, we may be subject to work interruptions or stoppages that could materially impact our financial results.

We may be unsuccessful in constructing, starting up and integrating the expansion at our West Carrollton, Ohio paper mill.

Appleton previously announced its intention to invest approximately $125 million to expand thermal paper manufacturing capacity at its existing paper mill located in West Carrollton, Ohio. Work on the expansion project commenced during first quarter 2007 and will continue through the second half of 2008. Unforeseen circumstances may interfere with the project such that we may be required to spend more than the planned amounts to complete the expansion project, or the completion may be delayed beyond the planned start up in the second half of 2008. Moreover, we may not be able to integrate operation of the expansion equipment with existing paper mill equipment as expected or achieve anticipated operational improvements. Additionally, although the thermal paper market in recent years has been growing, market conditions may be different when the project is completed such that we are not able to capture the intended benefits from the expansion project. As a result, we may not achieve the revenue and profits that supported the investment analysis. If any one or all or combination of these risks materialize, then our operating efficiency, profitability and cash flow may be materially adversely affected.

We currently rely on a relatively small number of customers to generate a significant amount of our net sales from each of our various businesses.

Within the technical papers business, our five largest customers in the coated solutions segment accounted for approximately 38% of coated solutions segment net sales in 2007, approximately 41% of coated solutions segment net sales in 2006 and approximately 45% of coated solutions segment net sales in 2005. Our five largest customers in the thermal segment accounted for approximately 39% of thermal segment net sales in 2007, approximately 39% of thermal segment net sales in 2006 and approximately 42% of thermal segment net sales in 2005. Sales to our five largest customers in the performance packaging segment accounted for approximately 43% of total segment net sales in 2007, 34% of total segment net sales in 2006 and approximately 28% of total segment net sales in 2005.

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

Our business depends upon the availability of key raw materials, including base stock, certain chemicals and resins. In 2007, we purchased approximately $121 million of base stock from external suppliers. We relied on three external suppliers for approximately 99% of the base stock we purchased in 2007 to produce coated solutions products. We relied on a single external supplier for approximately 65% of the base stock we purchased in 2007 to produce thermal papers. For some of the key chemicals we use in our products we rely on one or two suppliers. If there is a disruption in the supply of our raw materials, including the chemicals that we need to produce our coated solutions and thermal products or the resins we use in our performance packaging products, then we may be required to purchase these raw materials from alternative sources, which may result in a significant increase in our operating costs. Included in these increased costs would be development costs associated with qualifying new raw materials and suppliers. We may not be able to procure carbonless base stock, thermal base stock, key chemicals, resins or our other raw materials from alternative suppliers in the future in amounts sufficient to meet our needs or at prices consistent with historical prices. The unavailability of alternative suppliers could subject us to significant cost increases and manufacturing delays and could have a material adverse effect on our operations, earnings and cash flow.

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

PDC and its eligible subsidiaries may fail to remain qualified to be taxed as subchapter S corporations and the ESOP may not continue to be exempt from U.S. federal or certain state and local income taxes.

PDC has made an election to be treated as a subchapter S corporation for U.S. federal and, where recognized, state and local income tax purposes and an election to treat its eligible subsidiaries as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. We believe that, currently, PDC qualifies as a subchapter S corporation and that Appleton and other eligible subsidiaries are qualified subchapter S subsidiaries. All of the Bemrose companies are registered in the United Kingdom and subject to U.K. Inland Revenue tax laws and are not eligible for treatment as qualified subchapter S subsidiaries. Similarly, Appleton’s Canadian subsidiary is subject to Canadian tax law and is not eligible for this treatment.

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

We realize significant tax savings during profitable years due to the subchapter S corporation status. However, if, for any reason, we were to lose our subchapter S corporation status, or any of our qualified subchapter S subsidiaries loses its qualified subchapter S subsidiary status, we would be required to pay U.S. federal and certain state and local income taxes, thereby reducing the amount of cash available to repay debt or reinvest in our operations, which could have a material adverse effect on our earnings and cash flow. Similarly, if the plan does not qualify as an ESOP and becomes subject to tax on its share of the subchapter S corporation’s income, we would have to distribute cash to the ESOP trust to enable it to pay the resulting taxes, again reducing the amount of cash available to repay debt or to be reinvested in our operations. The termination of PDC’s subchapter S corporation status or the termination of our subsidiaries’ qualified subchapter S subsidiary status would violate covenants under the senior credit facility and the indentures governing the senior notes and senior subordinated notes and would lead to a default under the senior credit facility and/or the indentures governing the senior notes and senior subordinated notes.

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

Future legislation or regulations intended to reform pension and other employee benefit plans could adversely affect our ability to repay our debt, reinvest in our operations or grow our business through new product development or through acquisitions.

From time to time in recent years, legislators and agencies of the executive branch have formulated or suggested various legislative proposals that would affect employee benefit plans. If legislation is adopted that requires us to lift restrictions on sales of PDC common stock held in participants’ KSOP accounts, or that limits the amount of PDC common stock that may be held by the KSOP, then we may be required to fund the repurchase of substantial amounts of PDC common stock or take some other action restrictive to our finances. These repurchases or other restrictive actions could reduce the amount of cash available to repay debt, reinvest in our operations or grow our business through new product development or through acquisitions. In addition, these repurchases could violate covenants under our senior credit facility and the indentures governing the senior notes and senior subordinated notes, which could lead to a default under those agreements.

PDC’s legal obligations to repurchase common stock from employees and former employees may lead to a default under the agreements governing our indebtedness or may constrain Appleton's ability to make necessary reinvestments into its operations or invest in new business opportunities.

It may be necessary for Appleton to make significant distributions to PDC in order for us to satisfy our share of repurchase obligations, under the Employee Retirement Income Savings Act of 1974, or ERISA, and the terms of the KSOP, to current and former employees who are participants in the ESOP. We incur obligations to ESOP participants, when they retire or otherwise terminate employment, to repurchase shares of PDC. The ESOP allows us to satisfy our share repurchase obligations by installment payments and we currently satisfy our share repurchase obligations to former participants by making five equal annual installment payments. The ESOP also has obligations to permit certain participants to diversify the investment of a portion of their ESOP account, which would otherwise be invested in shares of PDC stock. However, the agreements governing our indebtedness, including our indebtedness under the senior notes and senior subordinated notes, contain limitations on our ability to satisfy our repurchase obligations. The amount of PDC’s repurchase obligations may at any time exceed these limitations and Appleton may elect to or be forced to help PDC meet its obligations. Further, PDC, as a guarantor of Appleton’s indebtedness, may also be limited to some extent from making payments to the ESOP or its beneficiaries by the terms of its and our indebtedness, including our indebtedness under the senior notes and senior subordinated notes.

As a result of PDC’s legally imposed repurchase obligations, Appleton and/or PDC may be forced to violate the distribution and/or payment limitations contained in the agreements relating to its and our indebtedness, including our indebtedness under our senior notes and senior subordinated notes, which may ultimately result in a default under the agreements and the notes. Defaults on any of our indebtedness could result in acceleration of our indebtedness and cause us to dispose of our assets or declare bankruptcy and, as a result, we may not have sufficient funds to satisfy our obligations under the senior notes and senior subordinated notes.

Moreover, PDC's legally imposed repurchase obligations are expected to consume a significant portion of Appleton's cash flows from operations. After satisfying repurchase obligations and required debt repayments, Appleton's remaining cash flow may be insufficient to make required reinvestments in its existing business or to invest in potentially desirable new business opportunities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own or lease the facilities reflected in the table below. We believe that our plants and facilities have been well maintained, are in good condition, are suitable for their respective operations and provide sufficient capacity to meet production requirements.

Location	Description	Approximate Square Footage	Status
Appleton, Wisconsin (Wisconsin Ave.)	Headquarters Offices and Manufacturing Plant	1,160,000	Owned
Portage, Wisconsin	Capsule Manufacturing Plant	51,700	Owned
Roaring Spring, Pennsylvania	Pulp and Paper Mill	634,000	Owned
West Carrollton, Ohio	Pulp and Paper Mill	750,000	Owned
Merrill, Wisconsin	Flexible Plastics Printing and Converting Plant	128,000	Owned
Rhinelander, Wisconsin	Film and Commercial Packaging Plant	68,800	Owned
Turners Falls, Massachusetts	Film and Commercial Packaging Plant	105,000	Owned
Milton, Wisconsin	Film and Commercial Packaging Plant	47,300	Owned
Derby, England	Headquarters Office and Manufacturing Plant	212,500	Owned
Hull, England	Manufacturing Plant	90,000	Owned
Teesside, England	Manufacturing Plant	15,000	Lease expires 2/20/10
Wednesbury, England	Warehouse (Sublet)	30,156	Lease expires 3/25/13
Appleton, Wisconsin (East Warehouse Road)	Warehouse	352,000	Lease expires 11/30/12
Appleton, Wisconsin (Kensington Drive)	Distribution Center	357,000	Lease expires 12/31/09
Hebron, Kentucky	Distribution Center	194,400	Lease expires 12/31/10
Camp Hill, Pennsylvania	Distribution Center	242,000	Lease expires 8/31/10
Ontario, California	Distribution Center	102,040	Lease expires 7/31/10
Edwardsville, Kansas	Distribution Center	244,000	Lease expires 12/28/10
McDonough, Georgia	Distribution Center	135,600	Lease expires 9/30/10
Portland, Oregon	Distribution Center	53,000	Lease expires 12/31/10
Peterborough, Ontario, Canada	Distribution Center	50,000	Lease expires 12/31/08
Roaring Spring, Pennsylvania	Warehouse	92,200	Lease expires 12/31/08

Our technical papers business is primarily operated at the Appleton and Portage, Wisconsin, West Carrollton, Ohio and Roaring Spring, Pennsylvania locations. Our performance packaging business is primarily operated at the Merrill, Rhinelander and Milton, Wisconsin and Turners Falls, Massachusetts locations. Our secure and specialized print services business is operated at the Derby, Hull and Teesside, England, locations.

Between fiscal 2003 and fiscal 2007, we invested approximately $189 million in capital improvements, approximately $162 million, of which, was spent at our manufacturing facilities. The primary goal of this capital spending was to improve manufacturing efficiencies, product quality and cycle time. Of the $162 million spent at our manufacturing facilities, approximately $4.7 million was spent to comply with applicable environmental regulations.

We also maintain six field sales offices in the U.S., all of which are in leased premises under short-term leases.

Item 3.	Legal Proceedings

We are involved from time to time in certain administrative and judicial proceedings and inquiries related to environmental matters. For a discussion of these environmental matters, see “Item 1. Business – Environmental” and Note 18 of Notes to the Consolidated Financial Statements. Furthermore, from time to time we may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of our business. We have successfully defended such claims, settling some for amounts which are not material to our business and obtaining dismissals in others. While we vigorously defend ourselves and expect to prevail in any similar cases that may be brought against us in the future, there can be no assurance that we will be successful in our defense.

In 1996, Appleton was named as a defendant in a lawsuit and subsequently notified its insurance carriers of a coverage claim under policies in effect at the time. The lawsuit ultimately was resolved with the plaintiff and Appleton recovering expenses from three of four insurers. The fourth insurer disputed coverage and obligation to reimburse Appleton for its share of the litigation costs. Appleton sued the insurer and in 2007 received a Wisconsin state appellate court decision directing a trial court judgment in its favor. The trial court issued a decision on our pending motions on February 19, 2008 authorizing judgment in favor of Appleton. This trial court decision is still subject to further appeal; however, there is a reasonable likelihood that Appleton will collect the judgment and that it will have a material effect on the Company’s consolidated financial statements upon final resolution.

Other than the Lower Fox River matter described in “Item 1. Business – Environmental,” and assuming our expectations regarding defending such demands, claims, suits or other legal or regulatory proceedings prove accurate, we do not believe that any pending or threatened demands, claims, suits or other legal or regulatory proceedings will have, individually or in the aggregate, a materially adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the common stock of PDC or Appleton. All of the outstanding shares of PDC are owned of record by the KSOP, in which there are approximately 2,126 participants who were invested in the Company Stock Fund as of December 29, 2007. All of the outstanding shares of Appleton are owned of record by PDC.

No dividends have been declared on the common stock of PDC or Appleton in the last two fiscal years and neither of these entities currently anticipates paying dividends in the foreseeable future. Each of these entities is restricted from declaring dividends and repurchasing common stock pursuant to provisions contained in our senior credit facility and indentures governing our senior notes and senior subordinated notes. For further information, see Notes 11 and 24 of Notes to Consolidated Financial Statements.

During the year ended December 29, 2007, PDC sold approximately 232,868 shares of its common stock to the ESOP. The ESOP acquired the shares with payroll deferrals, rollovers and employee loan payments made to the ESOP during the period from December 31, 2006 to December 29, 2007, by employees of Appleton who are participants in the KSOP. The aggregate offering price was $7.7 million. There were no underwriters used and no underwriting discounts or commissions paid. The offer and sale of the shares was made pursuant to Rule 701 under the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data

The following tables set forth selected historical consolidated financial data for Paperweight Development and Appleton as of and for each of the five fiscal years in the five-year period ended December 29, 2007. The consolidated financial information shown below reflects Bemrose as a discontinued operation for all periods presented. The historical consolidated financial data for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, were derived from our consolidated financial statements included elsewhere in this report, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as indicated in its report included in "Item 8. Financial Statements and Supplementary Data."  The remaining historical financial data presented below were derived from our audited consolidated financial statements not included in this report. The historical consolidated financial data presented in this report are not necessarily indicative of our financial position or the results of operations for any future period. The financial and other operating data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and related notes included elsewhere in this report.

	2007	2006	2005	2004	2003

	(in thousands)
Statement of Operations Data:
Net sales	$963,240	$973,655	$934,266	$879,447	$850,506
Cost of sales	733,738	732,603	703,796	655,178	624,576
Gross profit	229,502	241,052	230,470	224,269	225,930
Selling, general and administrative expenses	177,275	179,671	177,220	170,332	156,748
Restructuring and other charges (1)	1,445	2,161	7,405	2,989	2,629

Operating income	50,782	59,220	45,845	50,948	66,553

Interest expense	48,943	49,186	49,590	49,160	54,160
Debt extinguishment expenses	1,185	-	-	30,779	1,396
Interest income	(2,681)	(903)	(892)	(2,093)	(315)
Other (income) expense	(1,112)	(513)	902	304	(1,085)

Income (loss) from continuing operations
before income taxes	4,447	11,450	(3,755)	(27,202)	12,397

Provision for income taxes	253	633	548	422	430

Income (loss) from continuing operations	4,194	10,817	(4,303)	(27,624)	11,967

Discontinued operations
(Loss) income from discontinued operations, net of income taxes	(10,501)	528	1,289	2,593	(808)
Net (loss) income	$(6,307)	$11,345	$(3,014)	$(25,031)	$11,159

Other Financial Data:
Depreciation and amortization(2)	$63,809	$69,195	$73,067	$70,688	$70,824
Capital expenditures(2)	53,627	32,391	27,199	31,514	29,217
Balance Sheet Data (at end of period):
Working capital	$141,139	$142,065	$145,809	$191,268	$121,602
Total assets	1,103,408	1,016,123	1,024,934	1,074,439	1,069,771
Total debt	544,174	531,293	574,011	602,904	562,024
Redeemable common stock	182,040	190,466	185,292	159,329	158,279
Accumulated deficit	(80,086)	(67,885)	(61,982)	(41,034)	(3,587)

(1)   Due to the continued decline in Appleton's carbonless business, a salaried workforce reduction initiative was implemented in fiscal 2003. Appleton has continued to assess its staffing requirements for its headquarters operations and for its plants and mills. Further reductions occurred throughout fiscal years 2004 - 2007. See Note 6 of Notes to Consolidated Financial Statements.

(2)  Amounts exclude information related to the discontinued operation.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial position and liquidity of Paperweight Development Corp. and Appleton Papers Inc. for the three-year period ended December 29, 2007. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Appleton creates product solutions for customers and end users through development and use of coating formulations and applications as well as encapsulation, security, printing and packaging technologies. Appleton has four reportable business segments: coated solutions, thermal papers, security papers and performance packaging. Note 23 of Notes to Consolidated Financial Statements reports the performance of those segments.

Late in 2007, Appleton committed to a formal plan to sell Bemrose, its secure and specialized print services business based in Derby, England. Bemrose is a leading U.K. provider of mission critical security and specialized print services. At the time of its acquisition in December 2003, Bemrose was expected to provide Appleton with a new product entry in the U.K. security print market, with opportunities to expand into the U.S. market. After conducting a strategic review in the fourth quarter of 2007, Appleton has decided to focus its attention on core businesses and expand its leadership positions in those markets. The operating results of this business for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 have been reclassified and are now reported separately as discontinued operations. The discussion below relates only to the operating results of continuing operations.

Technical Papers

The coated solutions segment, which includes carbonless paper products, is the largest component of the technical papers business. Appleton believes the carbonless market is declining as users switch to alternative modes of communication and technologies that do not use impact printing to create images. Appleton believes that the U.S. carbonless paper market declined by approximately 8% annually from 2001 through 2007, and will decline over the next five years at rates comparable to historical levels. Appleton believes the worldwide carbonless market is also in decline, with demand declining at approximately 2% to 3% per year. Over the past few years, Appleton has developed and implemented growth strategies to offset the declining U.S. and foreign carbonless markets and the resulting impact on revenue and operating income. The coated solutions segment accounted for approximately 59% of total net sales in 2007.

In addition to declining U.S. and foreign carbonless markets, the carbonless business continues to experience competitive pricing from foreign and domestic producers. Other domestic carbonless producers have continued their competitive pricing strategies in efforts to maintain or gain share. In addition, foreign competitors continue to sell into the U.S. carbonless market with low-price strategies. As a result of this increased pricing competition, Appleton has continued to experience pressure on selling prices for carbonless products. Nevertheless, market conditions do permit us to implement price increases from time to time.

Market demand for thermal paper has grown and is expected to continue to grow as the advantages of thermal printing systems become more widely recognized. These advantages include competitive cost, quiet operation, cleanliness, speed, high print quality, reliability, portability and use of a single consumable (thermal paper) versus other printing systems, which require paper and ink or toner cartridges. Based on our assessment of market conditions, Appleton believes the annual rates of growth in the U.S. and Canadian thermal market from 2001 to 2007 were between 0% and 10% and averaged nearly 7% for the period.

Prices for lightweight thermal papers have been adversely affected by increased imports of low-priced products from China, Germany and Korea. In September 2007, Appleton filed antidumping petitions against imports of certain lightweight thermal paper from China, Germany and Korea and a countervailing duty petition against such imports from China. The U.S. International Trade Commission (“ITC”) ruled in November 2007, that there is a reasonable indication that the U.S. industry producing lightweight thermal paper products is being materially injured or threatened with material injury due to unfairly traded imports from China and Germany. The ITC further ruled that imports from Korea are negligible because they represent less than three percent of imports into the United States. As a result of this ruling, the U.S. Department of Commerce is investigating Appleton’s allegations that imports from China and Germany are being dumped in the United States market and that the Chinese government is subsidizing exports of lightweight thermal paper to the United States. The U.S. Department of Commerce issued its preliminary determination regarding the Chinese subsidy on March 10, 2008, finding margins that range from 0.57percent to 59.5 percent. Duties will be imposed to offset the levels of subsidization found in the amount of these margins. The U.S. Department of Commerce is scheduled to make its preliminary determinations in the Chinese and German antidumping investigations on May 6, 2008. Additional duties may be imposed when these preliminary antidumping determinations are issued by the Commerce Department. Final determinations in the subsidy and dumping cases will be issued later in 2008.

Performance Packaging

The performance packaging segment produces single and multilayer polyethylene films for packaging applications. It also prints and converts flexible plastic packaging materials for customers in the food processing, household and industrial products industries.

Financial Highlights

Results for 2007 include the following:

•	Net sales totaled $963.2 million, a $10.5 million, or 1.1%, decrease from 2006 net sales levels.

•	Appleton completed a new $375 million senior secured credit facility which provides expanded credit capability, extended repayment terms and reduced financial covenants.

•
Income from continuing operations was $4.2 million, a decrease of $6.6 million from the prior year result. The decrease was driven primarily by reduced volumes, unfavorable mix and higher raw material costs which offset lower selling general and administrative expenses, productivity improvements, lower restructuring charges and higher interest income.

•
Appleton recorded a $10.5 million loss in discontinued operations. Based on the Company’s commitment to a formal plan to sell the business operations of Bemrose, this loss included an $8.0 million impairment charge and a tax valuation allowance, against the net deferred tax asset, resulting in a tax provision of $1.0 million. The financial results for 2006 and 2005 have been reclassified to reflect income from discontinued operations of $0.5 million and $1.3 million, respectively.

•
Appleton’s net loss of $6.3 million represents a decrease of $17.7 million from the $11.3 million net income in 2006. The decrease is due to the aforementioned decline in income from continuing operations and the loss from discontinued operations.

Comparison of 2007 and 2006

	For the Year Ended
	December 29, 2007	December 30, 2006	% Chg

	(dollars in millions)

Net sales	$963.2	$973.7	-1.1%
Cost of sales	733.7	732.6	0.2%

Gross profit	229.5	241.1	-4.8%

Selling, general and administrative expenses	177.3	179.7	-1.3%
Restructuring and other charges	1.4	2.2	-36.4%

Operating income	50.8	59.2	-14.2%

Interest expense	48.9	49.2	-0.6%
Other non-operating income, net	(2.6)	(1.4)	85.7%

Income from continuing operations before income taxes	4.5	11.4	-60.5%
Provision for income taxes	0.3	0.6	-50.0%

Income from continuing operations	4.2	10.8	-61.1%

(Loss) income from discontinued operations, net of income taxes	(10.5)	0.5	NA

Net (loss) income	$(6.3)	$11.3	-155.8%

Comparisons as a % of net sales
Cost of sales	76.2%	75.2%	1.0%
Gross margin	23.8%	24.8%	-1.0%
Selling, general and administrative expenses	18.4%	18.5%	-0.1%
Operating margin	5.3%	6.1%	-0.8%
Income from continuing operations before income taxes	0.5%	1.2%	-0.7%
Income from continuing operations	0.4%	1.1%	-0.7%
(Loss) income from discontinued operations, net of income taxes	-1.1%	0.1%	-1.2%
Net (loss) income	-0.7%	1.2%	-1.9%

Net sales for 2007 reached $963.2 million, decreasing $10.5 million, or 1.1%, compared to $973.7 million for 2006. As explained more fully below, technical papers net sales decreased slightly from year-earlier levels while net sales in the performance packaging segment decreased by $10.0 million from 2006.

 Gross margin in 2007 declined 1.0 percentage point to 23.8%. Lower volumes and unfavorable mix contributed to lower overall margins. In addition, higher raw material and distribution costs offset improved pricing and manufacturing gains.

Selling, general and administrative expenses decreased 1.3% or $2.4 million during 2007. As a percentage of net sales SG&A decreased 0.1 percentage point. Within selling, general and administrative expenses, consulting expenses increased $1.9 million associated with an income tax recovery received during 2007 while incentive accruals were reduced due to lower operating performance.

Restructuring and other charges decreased $0.8 million to $1.4 million in 2007 due to lower restructuring activity during the year. The costs associated with the restructuring announced by Appleton in late 2005 amounted to $1.3 million in 2006. We also recognized $0.9 million of distribution center exit costs during 2006. See Note 6 of Notes to Consolidated Financial Statements for further information on the effects of the restructuring.

Other non-operating income in 2007 increased $1.2 million to $2.6 million for 2007 due to increased foreign currency gains of $0.6 million, $1.8 million increased interest income, primarily as the result of income tax recoveries and higher cash balances maintained subsequent to the new financing with higher interest rates, offset by $1.2 million of debt extinguishment expenses from terminating its previous credit facility.

Appleton recorded a provision for income taxes of $0.3 million in 2007, primarily for U.S. state and local income taxes. Appleton has elected to be taxed as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result of these elections, Appleton expects to incur no future U.S. income tax liability and minimal state and local income tax liabilities. Appleton Papers Canada Ltd. is not eligible for treatment as a qualified subchapter S subsidiary.

As a result of the foregoing, 2007 income from continuing operations decreased $6.6 million to $4.2 million.

Appleton recorded a loss from discontinued operations in 2007 of $10.5 million as a result of reclassifying Bemrose which is held for sale. The loss from discontinued operations consists of operating losses of $1.5 million, the establishment of a tax valuation allowance resulting in a net tax provision of $1.0 million, a $7.0 million impairment of goodwill and a $1.0 million impairment of  intangible assets.

For 2007, Appleton recorded a net loss of $6.3 million, a $17.6 million decrease from the net income of $11.3 million recorded for 2006. The decrease is due to lower income from continuing operations and the loss from discontinued operations in 2007.

Business Segment Discussion – 2007

Technical Papers

•
Coated solutions segment net sales totaled $572.0 million for 2007, a decrease of $0.4 million, or 0.1% from prior year levels. Lower shipment volumes and unfavorable mix offset improved pricing during 2007. Appleton experienced lower shipments in domestic markets in 2007, but was able to increase shipments internationally in part due to a weakened dollar but also due to increased international sales effort. Coated solutions operating income increased $1.3 million or 2.5% to $52.1 million for 2007 as the impacts of lower volumes, higher raw material costs and higher costs from a planned bi-annual mill maintenance outage were offset by improved pricing, manufacturing gains and lower selling, general and administrative expenses.

•
Thermal papers segment net sales totaled $257.1 million for 2007, a decrease of $3.0 million or 1.1% from 2006. Improved mix generally was offset by lower shipment volumes in 2007. International shipment volumes increased nearly 30%. Thermal papers segment operating income declined $6.2 million or 46.4% to $7.2 million in 2007. The operating income decline is attributable to lower volumes, competitive pricing, higher raw materials and mill maintenance outage costs which offset gains from improved mix and reduced manufacturing and selling, general and administrative costs.

•	Prices for lightweight thermal papers have been adversely affected by increased imports of low-priced products from China, Germany and Korea. In September 2007, Appleton filed antidumping petitions against imports of certain lightweight thermal paper from China, Germany and Korea and a countervailing duty petition against such imports from China. The U.S. International Trade Commission (“ITC”) ruled in November 2007, that there is a reasonable indication that the U.S. industry producing lightweight thermal paper products is being materially injured or threatened with material injury due to unfairly traded imports from China and Germany. The ITC further ruled that imports from Korea are negligible because they represent less than three percent of imports into the United States. As a result of this ruling, the U.S. Department of Commerce is investigating Appleton’s allegations that imports from China and Germany are being dumped in the United States market and that the Chinese government is subsidizing exports of lightweight thermal paper to the United States. The U.S. Department of Commerce issued its preliminary determination regarding the Chinese subsidy on March 10, 2008, finding margins that range from 0.57percent to 59.5 percent. Duties will be imposed to offset the levels of subsidization found in the amount of these margins. The U.S. Department of Commerce is scheduled to make its preliminary determinations in the Chinese and German antidumping investigations on May 6, 2008. Additional duties may be imposed when these preliminary antidumping determinations are issued by the Commerce Department. Final determinations in the subsidy and dumping cases will be issued later in 2008.

•
Security papers segment net sales totaled $32.3 million for 2007, an increase of $2.9 million or 9.8% over 2006, primarily due to improved pricing during 2007. Security papers segment 2007 operating income increased $1.9 million to $3.5 million on the strength of improved pricing and manufacturing cost reductions.

Performance Packaging

•
Performance packaging segment net sales totaled $101.8 million for 2007, a decrease of $10.0 million or 8.9% from prior year levels. Net sales were adversely impacted by lower shipment volumes, lower pricing and unfavorable mix during 2007, all a reflection of generally soft market conditions for packaging. Performance packaging segment 2007 operating income decreased $3.6 million to $6.2 million. Results for 2007 reflect the impact of lower volumes as well as margin declines derived from resin price increases, which were partially offset by manufacturing gains and lower selling, general and administrative costs.

Unallocated Corporate Charges and Business Development Costs

•
Unallocated corporate charges and business development costs increased $1.8 million in 2007 compared to 2006, including $1.9 million of consulting fee expenses incurred in connection with income tax refunds obtained for the 2000 and 2001 tax periods.

Effects of Inflation. Costs for certain raw materials, including base stock, chemicals and pulp, as well as costs for natural gas, oil and electricity, generally have been subject to price changes and can have material effects on our business, financial condition and results of operations. Costs for certain raw materials and energy increased during 2007 and are expected to continue to increase. We historically have been able to use price increases to recoup a portion of raw material cost increases, but we rely on cost-cutting measures and productivity and efficiency gains to offset the remaining portion of cost increases. While Appleton expects that any significant increase in raw materials or energy costs will be offset by price increases and/or by cost containment, productivity and efficiency initiatives, our profitability could be adversely affected should we be unable to pass on or mitigate any future cost increases.

Comparison of 2006 and 2005

	For the Year Ended
	December 30, 2006	December 31, 2005	% Chg
	(dollars in millions)

Net sales	$973.7	$934.3	4.2%
Cost of sales	732.6	703.8	4.1%

Gross profit	241.1	230.5	4.6%

Selling, general and administrative expenses	179.7	177.3	1.4%
Restructuring and other charges	2.2	7.4	-70.3%

Operating income	59.2	45.8	29.3%

Interest expense	49.2	49.6	-0.8%
Other non-operating income, net	(1.4)	-	NA

Income (loss) from continuing operations before income taxes	11.4	(3.8)	400.0%
Provision for income taxes	0.6	0.5	20.0%

Income (loss) from continuing operations	10.8	(4.3)	351.2%

Income from discontinued operations, net of income taxes	0.5	1.3	-61.5%

Net income (loss)	$11.3	$(3.0)	476.7%

Comparisons as a % of net sales
Cost of sales	75.2%	75.3%	-0.1%
Gross margin	24.8%	24.7%	0.1%
Selling, general and administrative expenses	18.5%	19.0%	-0.5%
Operating margin	6.1%	4.9%	1.2%
Income (loss) from continuing operations before income taxes	1.2%	-0.4%	1.6%
Income (loss) from continuing operations	1.1%	-0.5%	1.6%
Income from discontinued operations, net of income taxes	0.1%	0.1%	-
Net income (loss)	1.2%	-0.3%	1.5%

Net sales for 2006 reached $973.7 million, increasing $39.4 million, or 4.2%, compared to $934.3 million for 2005. As explained more fully below, technical papers net sales increased from year-earlier levels by $27.0 million while net sales in the performance packaging segment increased by $12.3 million from 2005.

 Gross margin in 2006 increased 0.1 percentage point to 24.8%. Lower volumes, unfavorable mix and higher raw material costs were offset by improved pricing and manufacturing gains.

Selling, general and administrative expenses increased 1.4% or $2.4 million during 2006. As a percentage of net sales, SG&A declined 0.5 percentage point as spending increases were less than revenue growth. Within selling, general and administrative expenses, distribution expenses for our technical papers business were higher than 2005 by $3.6 million due to higher shipment volumes and higher freight rates, which were impacted by higher fuel costs. Administrative costs decreased by $2.0 million due to cost reduction efforts and the effects of 2005 and 2006 restructuring activities. Amortization costs decreased by $0.7 million in 2006 as a result of having fully amortized certain non-compete agreements and reduced amortization associated with certain other intangible assets.

Restructuring costs in 2006 totaled $2.2 million. Costs associated with the restructuring announced by Appleton late in 2005 amounted to $1.3 million in 2006. Appleton also recognized $0.9 million of distribution center exit costs during 2006. Restructuring costs in 2005 were $7.4 million, of which, $6.7 million was related to the 2005 restructuring plan and $0.7 million was for distribution center exit costs. See Note 6 of Notes to Consolidated Financial Statements for further information on the effects of the restructuring.

Interest expense for 2006 was $49.2 million, a decrease of $0.4 million, or 0.8%, compared to 2005. The impact of generally higher interest rates was offset by lower average borrowings in 2006. During 2006, Appleton reduced its term loan obligations by $35.8 million and made payments of $4.4 million to retire a portion of the senior notes. Also, in 2006 no accretion was recorded because Appleton had fully accreted its $25.0 million share of the Lower Fox River costs by the end of 2005. Deferred debt expense increased by $0.7 million due to the increase in the amortization of deferred debt expenses, attributable to the 2006 bond consent process and the write-off of deferred debt costs associated with voluntary debt repayments.

Other non-operating income in 2006 increased $1.4 million due to foreign currency gains of $0.5 million recorded in 2006 compared to foreign currency losses of $0.9 million recorded in 2005.

Appleton recorded a provision for income taxes of $0.6 million in 2006 and $0.5 million in 2005 for income taxes related primarily to its Canadian subsidiary. Appleton has elected to be taxed as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result of these elections, Appleton expects to incur no future U.S. income tax liability and minimal state and local income tax liabilities. Appleton Papers Canada Ltd. is not eligible for treatment as a qualified subchapter S subsidiary.

As a result of the foregoing, 2006 income from continuing operations increased $15.1 million to $10.8 million.

Appleton recorded income from discontinued operations in 2006 of $0.5 million versus $1.3 million in 2005 related to Bemrose which is held for sale.

For 2006, Appleton recorded net income of $11.3 million, a $14.3 million increase from the net loss of $3.0 million recorded for 2005. The increase is primarily due to increased income from continuing operations as discussed above.

Business Segment Discussion – 2006

Technical Papers

•
Coated solutions segment net sales totaled $572.4 million for 2006, a decrease of $18.2 million, or 3.1% from 2005. Overall shipment volumes  were lower in 2006 than in 2005, with declines in domestic markets offsetting gains in international markets. Additionally, unfavorable mix offset improved pricing during the year. Coated solutions operating income was $50.9 million for 2006, a decrease of $3.9 million or 7.1% compared to prior year results. The decrease was the result of lower overall shipment volumes, unfavorable mix and higher raw material and manufacturing costs during 2006.

•
Thermal papers segment net sales totaled $260.0 million for 2006, an increase of $40.7 million or 18.6% from prior year. Net sales benefited in 2006 from increased shipment volumes which offset effects of unfavorable mix and improved pricing. Thermal papers segment operating income increased $8.8 million or 194.6% to $13.4 million in 2006. The operating income improvement was derived from stronger shipment volumes and improved pricing which offset the impacts from unfavorable mix and higher costs for raw materials, manufacturing expenses and selling, general and administrative expenses.

•
Security papers segment net sales totaled $29.4 million for 2006, an increase of $4.5 million or 18.1% over 2005, due to increased shipment volumes and improved pricing during 2006. Security papers segment 2006 operating income increased $2.5 million to $1.6 million on the strength of the volume increases and improved pricing.

Performance Packaging

•
Performance packaging segment net sales totaled $111.8 million for 2006, an increase of $12.3 million or 12.4% over 2005. Net sales improved as a result of increased shipment volumes and improved pricing. Performance packaging segment operating income increased $3.9 million to $9.8 million in 2006. The operating income improvement was the result of increased volumes, manufacturing gains and lower selling, general and administrative expenses.

Unallocated Corporate Charges and Business Development Costs

•
Unallocated corporate charges and business development costs for 2006 were $16.4 million, a decrease of $2.1 million compared to 2005, primarily reflecting cost reductions achieved from prior year restructuring activities. Unallocated corporate charges and business development costs include corporate charges not specific to a business segment, expenditures associated with technology development and marketing and research and development. Also included in unallocated corporate charges and business development costs are restructuring costs associated with selective workforce reductions in corporate support functions.

Liquidity and Capital Resources

Overview. Appleton’s primary sources of liquidity are cash provided by operations and available borrowings under its credit facility. Appleton expects that cash on hand, internally generated cash flow and available credit from its credit facility will provide the necessary funds for reasonably foreseeable operating and recurring cash needs(e.g., working capital, debt service, other contractual obligations and capital expenditures). Subject to meeting covenants in its credit facility, Appleton currently has approximately, $135.3 million of unused borrowing capacity under its revolving credit facility. In July 2007, Appleton entered into a new $12.1 million financing arrangement with the State of Ohio as part of its funding plans for an expansion project at its West Carrollton, Ohio facility, as described below.

Cash Flows from Operating Activities. Net cash provided by operating activities for 2007 was $91.7 million compared to $104.7 million net cash provided by operating activities in 2006. The net loss, adjusted for non-cash items, provided $84.3 million in operating cash while a decrease in working capital provided another $16.3 million of operating cash flow for the period. Non-cash charges included $62.7 million of depreciation, $15.6 million of intangible asset amortization, $3.0 million of amortization of financing fees, $6.7 million in employer matching contributions for purchases of PDC common stock, $2.4 million of losses on equipment disposals and $1.2 million of foreign exchange gains. Uses of cash included a $6.0 million reduction in accrued pension and a $1.9 million reduction in restructuring reserve.

The $16.3 million decrease in working capital was driven by a $6.4 million increase in accounts payable and other accrued liabilities, a $4.3 million decrease in inventories and a $7.1 million decrease in accounts receivable. These changes offset a $1.5 million increase in other current assets.

Net cash provided by operating activities for 2006 was $104.7 million, an increase of $31.0 million over 2005. Net income, adjusted for non-cash items, provided $97.9 million in operating cash while a decrease in working capital provided another $11.0 million of operating cash flow for the period. Non-cash charges included $66.3 million of depreciation, $9.4 million of intangible asset amortization, $2.8 million of amortization of financing fees, $6.8 million in employer matching contributions for purchases of PDC common stock and $1.2 million of losses on equipment disposals. Uses of cash included a $4.3 million reduction in restructuring reserves and a $0.8 million reduction in accrued pension.

The $11.0 million decrease in working capital was driven by a $23.6 million increase in accounts payable and other accrued liabilities and a $5.3 million decrease in inventories. These changes offset the $12.7 million increase in accounts receivable and a $5.2 million increase in other current assets.

Net cash provided by operating activities for 2005 was $73.7 million. The net loss, adjusted for non-cash items, provided $90.9 million in operating cash while an increase in working capital used $13.2 million of operating cash flow in 2005. Non-cash charges included depreciation of $69.7 million, $10.2 million of intangible asset amortization, $7.9 million in non-cash employer matching contributions for the purchase of PDC common stock, $2.1 million of amortization on financing fees, $1.6 million of losses on equipment disposals and $1.4 million of accretion toward Appleton’s share of the Lower Fox River environmental liability. The increase in working capital was the result of a $9.0 million increase in inventories and a $6.6 million increase in other current assets (primarily an increase in the indemnification receivable from AWA). Accounts payable and other accrued liabilities increased $1.7 million and accounts receivable decreased $0.7 million.

Cash Flows from Investing Activities. Net cash used by investing activities totaled $61.8 million for 2007. Appleton invested $54.4 million in the expansion project at the West Carrollton, Ohio facility as well as in a number of individual capital projects during the year. Appleton also maintained $7.4 million of restricted cash for mill expansion associated with the expansion project. The restricted cash is expected to be disbursed within the next twelve months as the expansion project is completed.

Net cash used by investing activities totaled $35.7 million for 2006. Appleton invested $36.5 million in a number of individual capital projects.

Net cash used by investing activities in 2005 totaled $101.3 million. Appleton invested $68.8 million in the acquisition of New England Extrusion in January 2005 and invested an additional $32.5 million in capital projects during the year. Major components of capital spending included the final $7.4 million of the $16 million project to expand coating capabilities at the Appleton plant and the final $2.4 million of the $8 million invested in paper machine improvements at the Roaring Spring, Pennsylvania mill.

Cash Flows from Financing Activities. Net cash used by financing activities in 2007 was $4.7 million. In June 2007, Appleton entered into a new $375 million senior secured credit facility consisting of a seven-year, $225 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which is initially set at 0.75% for base rate loans and 1.75% for LIBOR loans. Mandatory principal payments of $0.6 million are due quarterly with the remaining balance due June 5, 2014. It also provides access to a six-year, $150 million revolving credit facility. The new senior credit facility is unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by liens on substantially all Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. Funding proceeds from the new facility were applied to repay outstanding balances on Appleton’s previous senior secured notes payable and revolving lines of credit, which were terminated contemporaneously with the consummation of the new senior secured credit facility. These funds were used to repay the $190.7 million of previous senior secured variable rate notes, plus interest of $1.9 million, as well as the $7.5 million outstanding amount borrowed against the previous $125 million line of credit, plus interest. As a result of this refinancing, $0.3 million of deferred debt issuance costs related to the previous senior credit facility were written off. Financing fees of $2.1 million were also incurred, of which, $0.9 million was recorded as expense in Appleton’s statement of operations and $1.2 million was capitalized as deferred debt issuance costs and will be amortized over the term of the new senior credit facility. During 2007, Appleton made a mandatory debt repayment of $0.6 million, plus interest, on this senior secured credit facility.

During 2007, Appleton borrowed $74.0 million and repaid $74.2 million under its revolving lines of credit. Appleton made market purchases of senior notes totaling $17.6 million during the year. Appleton obtained $9.1 million in July 2007 from a financing arranged with the State of Ohio to fund a portion of the West Carrollton, Ohio mill expansion project. Appleton also retired the remaining $7.0 million of senior subordinated notes payable in December 2007. Proceeds from the issuance of PDC redeemable common stock totaled $7.7 million during 2007 while $28.6 million was used to redeem shares of the stock pursuant to employee requests to diversify their holdings in the ESOP and for distributions upon retirement or termination. Cash overdrafts increased $6.1 million in 2007.

Net cash used by financing activities in 2006 was $67.7 million. Appleton made payments against term loans totaling $35.8 million, of which, $7.8 million represented mandatory prepayments (including a $5.6 million excess cash flow payment) and $28.0 million represented voluntary prepayments. Additionally, $4.4 million of senior notes were purchased during 2006. Appleton paid $8.0 million in fees associated with the 2006 bond consent solicitation process. (Refer to “Description of Outstanding Indebtedness,” below, for a discussion of the consent solicitation process.) During the course of 2006, Appleton paid a net of $1.8 million more on our revolving credit facility than was borrowed. Proceeds from the issuance of PDC redeemable common stock totaled $8.2 million during 2006 while $27.1 million was expended during the period to redeem shares of the stock pursuant to employee requests to diversify their holdings in the ESOP and for distributions upon retirement or termination. Payments to redeem common stock were approximately $17.7 million higher in 2006 than in 2005 based on the number of redemption requests from plan participants.

Net cash used by financing activities was $23.7 million for 2005. Appleton made mandatory debt repayments on its outstanding term loans of $2.4 million in 2005. Appleton also made payments of $73.0 million against its borrowings under the revolving credit facility of $75.0 million, made additional voluntary payments of $15.0 million against the outstanding term loan and purchased $13.0 million of its senior notes. The borrowings under the revolving credit facility were used to fund the New England Extrusion acquisition and other short-term operating needs. Payments to redeem shares of redeemable common stock related to employee requests to diversify their holdings in the ESOP and for distributions upon retirement or termination totaled $9.4 million during 2005. Appleton received net proceeds of $13.9 million from the sale of PDC redeemable common stock in 2005.

Description of Outstanding Indebtedness. As described below, following Appleton’s June 2004 refinancing, $7 million of the old 12.5% series B senior subordinated notes remained outstanding. These old senior subordinated notes were unsecured obligations of Appleton, ranking subordinate in right of payment to all senior debt and were unconditionally and jointly and severally guaranteed by PDC and substantially all of Appleton’s subsidiaries. Interest on the notes was payable semi-annually in June and December of each year. With certain exceptions, the old notes were not redeemable at Appleton’s option prior to December 15, 2005. On or after December 15, 2005, Appleton was permitted to redeem during the twelve-month period beginning on December 15 of the applicable year all or part of the notes at a specified redemption price, which dropped to 100% in 2007 and thereafter, plus accrued and unpaid interest and liquidated damages, if any. In December 2007, Appleton redeemed the $7 million remaining portion of the old senior subordinated notes.

On June 11, 2004 Appleton underwent a voluntary refinancing of its debt. Principal components of the refinancing included a new senior credit facility, a series of senior notes and a new series of senior subordinated notes. The senior credit facility included a six-year, $250 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which was determined by reference to a pricing grid. Effective March 21, 2006, Appleton fixed the interest rate, at 7.16%, on $100.0 million of this outstanding term loan with a three-year interest rate swap contract. This contract was liquidated as part of the June 2007 refinancing. Initially, mandatory principal payments of $625,000 were due quarterly. The required quarterly payment amount was adjusted as Appleton made additional voluntary principal payments and any remaining balance was due in equal payments on March 31, 2010 and June 11, 2010. The senior credit facility also included a five-year, $125 million revolving credit facility. On June 5, 2007 as described above, Appleton replaced this senior credit facility with a new senior secured credit facility.

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

Long-term obligations, excluding the capital lease obligation, consist of the following:

	2007	2006
	(dollars in millions)

Senior secured variable rate notes payable at LIBOR plus 2.25%, settled in June 2007	$—	$195.5
Senior secured variable rate notes payable at LIBOR plus 1.75%, $0.6 million due quarterly with $209.8 million due June 5, 2014	224.4	—
	224.4	195.5
Less obligations due within one year	(2.8)	(6.4)
	221.6	189.1
Unsecured variable rate industrial development bonds, 3.9% average interest rate at December 29, 2007, $2.7 million due in 2013 and $6.0 million due in 2027	8.7	8.7

State of Ohio assistance loan at 6%, approximately $0.1 million due monthly and final payment due May 15, 2017	9.1	—
Less obligations due within one year	(0.3)	—
	8.8	—

Senior notes payable at 8.125%, due June 15, 2011	150.1	167.6
Senior subordinated notes payable at 9.75%, due June 15, 2014	150.0	150.0
Senior subordinated notes payable at 12.5%, settled in December 2007	—	7.0
Total long-term obligations	$539.2	$522.4

The senior credit facility, senior notes and 9.75% senior subordinated notes contain affirmative and negative covenants. In general, the covenants contained in the senior credit facility are more restrictive than those of the senior notes and 9.75% senior subordinated notes. Among other restrictions, the covenants contained in the senior credit facility require Appleton to meet specified financial tests, including leverage and interest coverage ratios, which become more restrictive over the term of the debt. If Appleton defaults on any of these provisions, it could require the repayment of the amounts outstanding, which were approximately $525 million as of December 29, 2007. Based on management’s expectations for 2008, Appleton anticipates that it will be able to make the required principal and interest payments and comply with all covenants and other requirements set forth in the senior credit facility and the indentures governing the senior notes and 9.75% senior subordinated notes.

The senior credit facility, senior notes and 9.75% senior subordinated notes also contain covenants, which, among other things, restrict Appleton’s ability and the ability of Appleton’s other guarantors of the senior credit facility, senior notes and 9.75% senior subordinated notes to incur liens; engage in transactions with affiliates; incur or guarantee additional indebtedness; declare dividends or redeem or repurchase capital stock; make loans and investments; engage in mergers, acquisitions, consolidations and asset sales; acquire assets, stock or debt securities of any person; terminate the subchapter S corporation status of PDC or the qualified subchapter S subsidiary status of its subsidiaries eligible to elect such status; amend its debt instruments; amend or terminate the ESOP; amend other agreements related to the transaction with AWA; repay other indebtedness; use assets as security in other transactions; enter into sale and leaseback transactions; sell equity interests in our subsidiaries; and engage in new lines of business.

During the second quarter of 2006, we successfully completed a consent solicitation to amend certain provisions of the indentures governing our 8.125% senior notes due 2011 and 9.75% senior subordinated notes due 2014 to, among other things, modify the restricted payments covenants of the indentures, allow changes to the documentation for the ESOP that are not reasonably likely to result in a material adverse change to Appleton and provide for additional interest on the 8.125% senior notes and 9.75% senior subordinated notes in certain circumstances pertaining to ESOP-related payments. As a result, Appleton was able to make in the second quarter of 2006 and expects to continue to make, required ESOP distributions without violating the covenant limitations of the indentures governing the 8.125% senior notes and the 9.75% senior subordinated notes. In consideration for the consent, Appleton paid to the consenting noteholders a consent fee of $25.00 for each $1,000 principal amount of 8.125% senior notes and 9.75% senior subordinated notes, resulting in an $8.0 million payment. This amount was capitalized as debt issuance costs and will be amortized over the remaining life of the notes. An additional $1.3 million was incurred in bank and legal fees and has been expensed in our consolidated statement of operations for the year ending December 30, 2006.

The senior credit facility is unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The senior notes and senior subordinated notes are unconditionally guaranteed by Paperweight Development Corp., C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and New England Extrusion Inc.

Off-Balance Sheet Arrangements. Appleton had no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of, or requirements for, capital resources at December 29, 2007.

Disclosures about Contractual Obligations, Commercial Commitments and Contingencies. A summary of Appleton’s significant contractual obligations, commercial commitments and contingencies as of December 29, 2007 is as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Long-term debt	$542,243	$3,138	$6,175	$156,445	$376,485
Capital lease obligation	1,931	620	1,311	—	—
Operating leases	16,527	5,670	8,832	2,025	—
Other long-term obligations (1)	97,979	32,559	21,426	8,540	35,454
Total contractual cash obligations	$658,680	$41,987	$37,744	$167,010	$411,939

(1)	Represents obligations for pension, postretirement health benefits, deferred compensation payments, severance payments and Appleton’s $25 million share of the Lower Fox River costs.

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

	Estimate of Potential Commitment per Period
Other Commitments	Total	Less Than 1 Year	1-3 Years	4-5 Years
	(dollars in thousands)
Estimated share repurchase liability	$187,000	$30,000	$77,000	$80,000

Appleton expects that a portion of this share repurchase liability will be funded from new deferrals from employees into the Company Stock Fund. Employees may defer, on a pre-tax basis, a percentage of their pay in an amount, subject to certain IRS limitations, equal to between 2 percent and 50 percent of their annual compensation. Participants have the option of directing their deferrals to the 401(k) Fund, the Company Stock Fund or a combination of both. Appleton believes that new deferrals from employees into the Company Stock Fund for the five-year period presented above will aggregate approximately $35 million, which would reduce and defer the repurchase liability set forth in the table above.

Deferrals directed to the Company Stock Fund accumulate in a short-term interest-bearing account within the ESOP trust until the next valuation date, June 30 or December 31. At that time, these deferrals and the interest earned on these amounts, are used to purchase shares based upon the price of a share of PDC common stock on the valuation date preceding or following the date on which the participant made the deferrals, whichever is lower.

Collective Bargaining Agreements

Appleton’s collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”) for employees at the Roaring Spring facility covers approximately 368 employees and expired in November 2007. Appleton is in the process of negotiating a new collective bargaining agreement with the USW and is currently operating under a day-to-day extension of the expired contract. The outcome of these collective bargaining negotiations cannot presently be determined. If Appleton is unable to reach an agreement with the USW regarding the terms of a collective bargaining agreement, the Roaring Spring facility may be subject to work interruptions or stoppages that could materially impact Appleton’s financial results.

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

Disclosures About Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Our accounting policies are disclosed in the 2007 Notes to Consolidated Financial Statements. The following policies are considered by management to be the most critical in understanding the judgments that are involved in the preparation of the consolidated financial statements and the uncertainties that could impact our results of operations, financial position and cash flows. Management has discussed the development, selection and disclosure of these estimates and assumptions with the audit committee and board of directors.

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

Redeemable Common Stock. Redeemable equity securities are required to be accreted so the amount on the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. We accreted the redeemable common stock by $5.9 million for the year ended December 29, 2007. Redeemable common stock is being accreted up to the earliest redemption date, mandated by federal law, based upon our estimated fair market value of the redeemable common stock as of December 29, 2007. We estimate that the earliest redemption date, as mandated by federal law, occurs when the participant reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the participant has the right to make diversification elections for a period of six years. The fair value of redeemable common stock is determined by an independent, third party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Based upon the estimated fair value of the redeemable common stock currently outstanding, an ultimate redemption amount of approximately $371 million has been determined. The accretion is being charged to retained earnings because redeemable common stock is the only class of shares outstanding.

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

Income Taxes. In conjunction with the acquisition of Appleton, we elected to be treated as a subchapter S corporation and elected to treat our eligible subsidiaries, including Appleton, as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result of these elections, we expect to incur no future U.S. income tax liability and expect minimal state and local income tax liabilities. The American Plastics and C&H Packaging subsidiaries acquired in 2003, as well as New England Extrusion, acquired in January 2005, are eligible for such treatment. Appleton’s Canadian subsidiary, Appleton Papers Canada Ltd. is not eligible for treatment as a qualified subchapter S subsidiary. As a result, we will incur a foreign tax liability. Appleton’s income tax reserve at December 29, 2007 covers various audit issues and provisions for certain non-U.S. entities. All U.S. federal C corporation tax years are closed, except to the extent that we have refund claims outstanding in those years. Various Canadian tax years and various state and local C corporation tax years remain open.

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

Goodwill and Other Intangible Assets. Goodwill and intangible assets with indefinite lives must be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We performed impairment reviews for our secure and specialized print services and performance packaging reporting units using a fair value method based on management’s judgments and assumptions. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms length basis. In estimating the fair value, we consider discounted cash flow projections, multiples of earnings of comparable entities with similar operations and economic characteristics as well as the results of the independent third-party valuations performed in conjunction with our ESOP share price valuation. The estimated fair value is then compared with the carrying amount of the reporting units, including recorded goodwill. We are subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed at December 29, 2007 indicated that the estimated fair value of the performance packaging reporting units exceeded their corresponding carrying amounts, including recorded goodwill and, as such, no impairment existed at that time.

Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are tested for impairment when events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangible assets, which are not amortized, are also subject to annual impairment testing. The impairment testing performed at December 29, 2007 indicated that the estimated fair value of our indefinite-lived intangible assets exceeded their corresponding carrying amounts and, as such, no impairment existed at that time.

A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and the respective indefinite-lived intangible assets. While we believe our judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required in the future.

 Revenue Recognition. Revenue is recognized when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the sales price to the customer is fixed; collectability is reasonably assured; and title has transferred to the customer. Generally, these criteria are met at the time of shipment. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized. Appleton generally does not invoice its customers for shipping and handling fees. Related costs are classified as selling, general and administrative expenses.

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

Employee Benefit Plans. We provide a range of benefits to our employees and retired employees, including pensions and postretirement healthcare. The determination of our obligation and expense for pension and other postretirement benefits, such as retiree healthcare and life insurance, is dependent on the selection of certain assumptions used by our actuaries in calculating such amounts. Those assumptions include, among others and where applicable, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends, when appropriate. Significant differences in actual experience or significant changes in assumptions may materially affect our pension and other postretirement obligations and our future expense. As of December 29, 2007 we adopted Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans-an amendment of FASB Statements 87, 88, 106 and 132 (R).”

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

Compliance with these laws and regulations is an important factor in our business. We expect to incur capital expenditures of approximately $1.2 million in 2008 and a total of approximately $19.4 million from 2009 through 2012, and to continue to incur expenditures after 2012, in order to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. For example, several of our facilities are subject to MACT regulations under the Clean Air Act for Industrial/Commercial Boilers and Process Heaters, which regulations may require significant expenditures to achieve compliance with new emissions limitations. The projected capital expenditures required to achieve MACT compliance are included in the projected capital expenditures set forth above.

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

We are involved from time to time in certain administrative and judicial proceedings and inquiries related to environmental matters. For a discussion of these environmental matters, see “Item 1. Business – Environmental” and Note 18 to the Consolidated Financial Statements. Furthermore, we may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of our business. We have successfully defended such claims, settling some for amounts which are not material to our business and obtaining dismissals in others. While we vigorously defend ourselves and expect to prevail in any similar cases that may be brought against us in the future, there can be no assurance that we will be successful in our defense.

Other than the Lower Fox River matter described in “Item 1. Business – Environmental,” and assuming our expectations regarding defending such demands, claims, suits or other legal or regulatory proceedings prove accurate, we do not believe that any pending or threatened demands, claims, suits or other legal or regulatory proceedings will have, individually or in the aggregate, a materially adverse effect on our financial position, results of operations or cash flows.

In 1996, Appleton was named as a defendant in a lawsuit and subsequently notified its insurance carriers of a coverage claim under policies in effect at the time. The lawsuit ultimately was resolved with the plaintiff and Appleton recovering expenses from three of four insurers. The fourth insurer disputed coverage and obligation to reimburse Appleton for its share of the litigation costs. Appleton sued the insurer and in 2007 received a Wisconsin state appellate court decision directing a trial court judgment in its favor. The trial court issued a decision on our pending motions on February 19, 2008 authorizing judgment in favor of Appleton. This trial court decision is still subject to further appeal; however, there is a reasonable likelihood that Appleton will collect the judgment and that it will have a material effect on the Company’s consolidated financial statements upon final resolution.

 New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. These provisions are effective for financial statements issued for years beginning after November 15, 2007. We are currently evaluating the impact, if any, on our financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements 87, 88, 106 and 132(R).” SFAS 158 requires the Company to recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability on the 2007 year-end balance sheet with changes in the funded status recognized through accumulated other comprehensive income in the year in which they occur. These provisions of SFAS 158 were adopted by the Company effective December 29, 2007. Additionally, SFAS 158 requires the Company to measure the funded status of a plan as of the date of its year-end no later than 2008.

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

Currency Risk. Appleton maintains a sales organization and distribution facility in Canada and makes investments and enters into transactions denominated in foreign currencies. Although the majority of international sales are denominated in U.S. dollars, an increasing portion of international sales are denominated in foreign currencies with the effect that Appleton is increasingly exposed to translational foreign exchange risk in coming years.

Appleton has entered into limited foreign exchange contracts to reduce the variability of the earnings and cash flow impacts of nonfunctional currency denominated activities between its Canadian distribution center and customers located outside the United States. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying items being hedged. Maturities of forward exchange contracts generally coincide with settlement dates of related transactions. Forward exchange contracts are designated as cash flow hedges in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” At December 29, 2007, Appleton had outstanding $15.3 million of foreign exchange contracts hedging underlying accounts receivable. A 10% appreciation or depreciation in the Canadian dollar at December 29, 2007 would not have a significant impact on Appleton’s consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows.

Commodity Prices. Appleton is subject to the effects of changing raw material costs caused by movements in underlying commodity prices. Appleton is exposed to fluctuating market prices for commodities, including pulp, chemicals and base stock, and has established programs to manage exposure to commodity prices through effective negotiations with suppliers. As noted our contractual obligations, Appleton enters into contracts with our vendors to lock in commodity prices at various times and for various periods to limit near-term exposure to fluctuations in raw material prices.

Item 8.	Financial Statements and Supplementary Data

1. Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of PDC Corp. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of redeemable common stock, accumulated deficit, accumulated other comprehensive (loss) income and comprehensive (loss) income present fairly, in all material aspects, the financial position of Paperweight Development Corp. and its subsidiaries at December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2, 15 and 16 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” effective December 29, 2007.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 5, 2008

2. Financial Statements

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 29, 2007 and December 30, 2006
(dollars in thousands, except share data)
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$44,838	$19,975
Accounts receivable, less allowance for doubtful accounts of $1,480 and $2,047, respectively	116,762	113,671
Inventories	124,078	126,864
Other current assets	12,210	25,429
Assets of discontinued operations	36,731	38,982
Total current assets	334,619	324,921

Property, plant and equipment, net of accumulated depreciation of $353,975 and $300,562, respectively	393,742	398,202
Goodwill	50,246	50,246
Intangible assets, net	77,340	89,803
Environmental indemnification receivable	165,198	58,031
Other assets	24,617	20,765
Assets of discontinued operations	57,646	74,155

Total assets	$1,103,408	$1,016,123

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Current liabilities
Current portion of long-term debt	$3,138	$6,384
Accounts payable	82,621	62,976
Accrued interest	4,688	2,610
Restructuring reserve	398	1,914
Other accrued liabilities	80,950	82,490
Liabilities of discontinued operations	21,685	26,482
Total current liabilities	193,480	182,856

Senior secured notes payable	221,625	189,149
Variable rate industrial development bonds	8,650	8,650
State of Ohio assistance loan	8,780	-
Capital lease obligation	1,311	1,931
Postretirement benefits other than pension	47,436	57,180
Accrued pension	16,857	29,880
Environmental liability	173,353	83,031
Other long-term liabilities	5,483	6,335
Liabilities of discontinued operations	20,750	14,940
Senior notes payable	150,050	167,600
Senior subordinated notes payable	150,000	157,000
Commitments and contingencies (Note 18)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 11,116,751 and 11,550,231, respectively	182,040	190,466
Accumulated deficit	(80,086)	(67,885)
Accumulated other comprehensive income (loss)	3,679	(5,010)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive income (loss)	$1,103,408	$1,016,123

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005

Net sales	$963,240	$973,655	$934,266

Cost of sales	733,738	732,603	703,796

Gross profit	229,502	241,052	230,470

Selling, general and administrative expenses	177,275	179,671	177,220
Restructuring and other charges	1,445	2,161	7,405

Operating income	50,782	59,220	45,845

Other expense (income)
Interest expense	48,943	49,186	49,590
Debt extinguishment expenses	1,185	-	-
Interest income	(2,681)	(903)	(892)
Foreign exchange (gain) loss	(1,112)	(513)	902

Income (loss) from continuing operations before income taxes	4,447	11,450	(3,755)

Provision for income taxes	253	633	548

Income (loss) from continuing operations	4,194	10,817	(4,303)

Discontinued operations
(Loss) income from discontinued operations, net of income taxes	(10,501)	528	1,289

Net (loss) income	$(6,307)	$11,345	$(3,014)

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 29, 2007	For the Year Ended December 30, 2006	For the Year Ended December 31, 2005
Cash flows from operating activities:
Net (loss) income	$(6,307)	$11,345	$(3,014)
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	62,679	66,319	69,666
Amortization of intangible assets	15,649	9,436	10,178
Amortization of financing fees	3,048	2,800	2,084
Employer 401(k) noncash matching contributions	6,658	6,798	7,889
Foreign exchange (gain) loss	(1,204)	(267)	904
Loss on disposals of equipment	2,400	1,232	1,636
Accretion of capital lease obligation	152	189	223
Accretion of environmental liability	-	-	1,370
Debt extinguishment expenses	266	-	-
Deferred income taxes	959	-	-
(Increase)/decrease in assets and increase/(decrease) in liabilities excluding effects of business acquisitions:
Accounts receivable	7,107	(12,679)	677
Inventories	4,317	5,329	(9,036)
Other current assets	(1,504)	(5,250)	(6,564)
Accounts payable and other accrued liabilities	6,389	23,610	1,681
Restructuring reserve	(1,907)	(4,292)	1,119
Accrued pension	(5,999)	(830)	770
Other, net	(1,047)	935	(5,923)

Net cash provided by operating activities	91,656	104,675	73,660

Cash flows from investing activities:
Proceeds from sale of equipment	44	795	40
Acquisition of business, net of cash acquired	-	-	(68,832)
Restricted cash for mill expansion	(7,369)	-	-
Additions to property, plant and equipment	(54,457)	(36,462)	(32,532)

Net cash used by investing activities	(61,782)	(35,667)	(101,324)

Cash flows from financing activities:
Payments of senior secured notes payable	(196,095)	(35,776)	(17,441)
Proceeds from senior secured notes payable	225,000	-	-
Payments of senior notes payable	(17,550)	(4,400)	(13,000)
Payments of senior subordinated notes payable	(7,000)	-	-
Proceeds from State of Ohio financing	9,105	-	-
Debt acquisition costs	(2,321)	-	-
Bond consent costs	-	(7,994)	-
Payments relating to capital lease obligation	(731)	(731)	(675)
Proceeds from revolving lines of credit	73,996	27,475	75,000
Payments of revolving lines of credit	(74,182)	(29,289)	(73,000)
Proceeds from issuance of redeemable common stock	7,659	8,238	13,940
Payments to redeem common stock	(28,641)	(27,118)	(9,369)
Increase in cash overdraft	6,100	1,870	846

Net cash used by financing activities	(4,660)	(67,725)	(23,699)

Effect of foreign exchange rate changes on cash and cash equivalents	(351)	270	(153)
Change in cash and cash equivalents	24,863	1,553	(51,516)
Cash and cash equivalents at beginning of period	19,975	18,422	69,938

Cash and cash equivalents at end of period	$44,838	$19,975	$18,422

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Comprehensive (Loss) Income

Balance, January 1, 2005	11,647,005	$159,329	$(41,034)	$(9,793)

Comprehensive loss:
Net loss	-	-	(3,014)	-	$(3,014)
Minimum pension liability adjustment	-	-	-	(9,011)	(9,011)
Foreign currency translation adjustment	-	-	-	(7,173)	(7,173)
Realized and unrealized gains on derivatives	-	-	-	123	123
Total comprehensive loss					$(19,075)
Issuance of redeemable common stock	638,302	17,398	-	-
Redemption of redeemable common stock	(347,247)	(9,369)	-	-
Accretion of redeemable common stock	-	17,934	(17,934)	-

Balance, December 31, 2005	11,938,060	185,292	(61,982)	(25,854)

Comprehensive income:
Net income	-	-	11,345	-	$11,345
Minimum pension liability adjustment	-	-	-	12,082	12,082
Foreign currency translation adjustment	-	-	-	8,161	8,161
Realized and unrealized gains on derivatives	-	-	-	601	601
Total comprehensive income					$32,189
Issuance of redeemable common stock	499,160	15,044	-	-
Redemption of redeemable common stock	(886,989)	(27,118)	-	-
Accretion of redeemable common stock	-	17,248	(17,248)	-

Balance, December 30, 2006	11,550,231	190,466	(67,885)	(5,010)

Comprehensive income:
Net loss	-	-	(6,307)	-	$(6,307)
Minimum pension liability adjustment	-	-	-	12,773	12,773
Foreign currency translation adjustment	-	-	-	884	884
Realized and unrealized losses on derivatives	-	-	-	(523)	(523)
Total comprehensive income					$6,827
Adjustment to initially adopt SFAS 158, net	-	-	-	(4,445)
Issuance of redeemable common stock	435,408	14,321	-	-
Redemption of redeemable common stock	(868,888)	(28,641)	-	-
Accretion of redeemable common stock	-	5,894	(5,894)	-

Balance, December 29, 2007	11,116,751	$182,040	$(80,086)	$3,679

The accompanying notes are an integral part of these consolidated financial statements

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying consolidated financial statements, after the elimination of intercompany accounts and transactions, include the accounts of Paperweight Development Corp. (“PDC”) and its wholly-owned subsidiaries (collectively the “Company”) for the years ended December 29, 2007, December 30, 2006 and December 31, 2005.

NATURE OF OPERATIONS

Appleton Papers Inc. (“Appleton”) is the primary operating subsidiary of PDC. Appleton creates product solutions for customers and end users through its development and use of coating formulations and applications as well as encapsulation, security, printing and packaging technologies. The Company has four reportable segments:  coated solutions, thermal papers, security papers and performance packaging (see Note 4 “Discontinued Operations”).

The coated solutions segment includes carbonless paper which is used to make multipart business forms such as invoices and credit card receipts. Appleton also produces coated products for point-of-sale displays and other design and print applications and offers customers custom coating solutions within this segment. Appleton supplies coated solutions products to paper merchants, business forms printers and paper converters. Sales within the coated solutions segment accounted for approximately 59% of consolidated net sales in 2007, 59% of consolidated net sales in 2006 and 63% of consolidated net sales in 2005.

The thermal papers segment develops substrates for the transaction and item identification markets. These products are widely used for point-of-sale receipts and coupons; entertainment and transportation tickets; lottery and gaming tickets; engineering, medical and industrial charts; tags for airline baggage and retail applications; and label products for shipping, warehousing, medical and clean-room applications. Appleton supplies thermal products to printers and paper converters. Sales within the thermal papers segment accounted for approximately 27% of consolidated net sales in 2007, 27% of consolidated net sales in 2006 and 23% of consolidated net sales in 2005.

The security papers segment produces products with security features that resist forgery and counterfeiting. Appleton seeks to serve global markets with an expanding portfolio of products incorporating security technologies such as watermarks, taggants, embedded threads and fibers and machine-readable technologies. The focus of the security papers segment is on checks and business and government documents.

The performance packaging segment produces single layer and multilayer polyethylene films for packaging applications. It also prints and converts flexible plastic packaging materials for customers in the food processing, household and industrial products industries.

RELATIONSHIPS WITH FORMER PARENT

At the close of business on November 9, 2001, PDC and New Appleton LLC completed the purchase of all the partnership interests of Arjo Wiggins Delaware General Partnership (“AWDGP”) and its wholly-owned subsidiary, Appleton Papers Inc.

In conjunction with the acquisition, the Company entered into two indemnification agreements under which Arjo Wiggins Appleton Limited (“AWA”), the former parent of Appleton, agreed to indemnify PDC and PDC agreed to indemnify Appleton for, and pay, the costs, expenses and liabilities related to certain governmental and third-party environmental claims, referred to as the Fox River Liabilities.

Under the indemnification agreements, AWA agreed to indemnify the Company for the first $75 million of Fox River Liabilities and for those in excess of $100 million (see Note 18 “Commitments and Contingencies”). The Company is responsible for the $25 million of liabilities between $75 million and $100 million. AWA has paid $71.2 million under the indemnification agreements through 2007.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from an affiliate of American International Group, Inc. ("AIG"). The AIG insurance policy is designed to provide up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. AWA’s obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended. The Company believes the financial resources of AWA in combination with the coverage available under the AIG insurance policy will be sufficient to satisfy the Company’s ultimate liability for remediation of the Lower Fox River.

The indemnity arrangements negotiated with AWA and the AIG insurance policy are designed to ensure that the Company will not be required to fund any costs and expenses, in relation to the Fox River Liabilities, other than the $25 million of liabilities between $75 million and $100 million. These arrangements assure the ESOP Trustee and the Company’s lenders and investors that the Company will not have to rely solely on AWA itself to make these payments. This arrangement is working as designed.

Pursuant to the purchase agreement relating to the acquisition of the Company, as amended in, and as limited by the terms of, the purchase agreement, AWA and two of its affiliates have agreed to indemnify the Company for certain losses resulting from:  inaccuracies in the environmental representations and warranties made by AWA and its affiliates; certain known environmental matters that existed at the closing of the acquisition; environmental matters related to the businesses of Newton Falls, Inc., Appleton Coated LLC and several other of the Company's former affiliates and subsidiaries; and environmental matters relating to the real property on which the Company's former Camp Hill, Pennsylvania plant and current distribution center are located, which existed prior to the Company's sale of the Camp Hill plant to a third party.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company's fiscal year is the 52-week or 53-week period ending the Saturday nearest December 31. Fiscal years 2007, 2006 and 2005 were 52-week periods ending on December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more critical estimates made by management relate to environmental contingencies, pension and postretirement assumptions, accrued discounts, restructuring charges and accruals, accrued income taxes, intangible asset impairment analyses, fair market value of redeemable common stock, and receivable and inventory reserves. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior year financial statement classifications have been revised to conform to their current year presentation.

REVENUE RECOGNITION

Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company’s price to the customer is fixed; collectibility is reasonably assured; and title has transferred to the customer. Generally, these criteria are met at the time of shipment. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized. The Company generally does not invoice its customers for shipping and handling fees, which are classified as selling, general and administrative expenses and totaled approximately $54 million for fiscal 2007, $55 million for fiscal 2006 and $50 million for fiscal 2005.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company selectively uses financial instruments to manage some market risk from changes in interest rates or foreign currency exchange rates.

The Company follows the guidance of Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137, 138 and 149. The fair values of all derivatives are recorded in the consolidated balance sheets. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income (loss), depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

The Company selectively hedges forecasted transactions that are subject to foreign exchange exposure using foreign currency exchange contracts. These instruments are designated as cash flow hedges in accordance with SFAS 133 and are recorded in the consolidated balance sheets at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (loss) and are subsequently reclassified into earnings when the underlying transactions occur and affect earnings. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.

During March 2006, Appleton entered into a three-year interest rate swap contract to fix the interest rate at 7.16% on $100.0 million of its variable rate notes. This instrument was designated as a cash flow hedge in accordance with SFAS 133 and was recorded on the consolidated balance sheet at fair value. Due to the refinancing of these senior secured variable rate notes, this interest rate swap was terminated and settled in May 2007, resulting in a gain of $0.1 million.

For the years ended December 29, 2007, December 30, 2006 and December 31, 2005, the amount recognized in earnings due to ineffectiveness of hedge transactions was immaterial. The amount reported as realized and unrealized losses on derivatives of $0.5 million for 2007, in accumulated other comprehensive income (loss), represents the net loss on derivatives designated as cash flow hedges. The amount reported as realized and unrealized gains on derivatives of $0.6 million for 2006 and $0.1 million for 2005, in accumulated other comprehensive income (loss), represents the net gain on derivatives designated as cash flow hedges.

CASH EQUIVALENTS

Cash equivalents consist of funds invested in institutional money market funds with daily liquidity. At December 29, 2007 and December 30, 2006, there were cash overdrafts of approximately $19.6 million and $13.5 million, respectively, which are included in accounts payable within the accompanying consolidated balance sheets. At December 29, 2007, the Company had $7.4 million of restricted cash to be used to fund a portion of the costs of acquiring and installing paper coating and production equipment at the Company’s paper mill in West Carrollton, Ohio. There was no restricted cash at the end of fiscal 2006.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, including interest incurred during construction and depreciated over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The general range of useful lives for financial reporting is 10 to 40 years for buildings and improvements and 3 to 20 years for machinery and equipment. Maintenance and repair costs that do not significantly improve the related asset or extend its useful life are charged to expense as incurred. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts with resulting gains or losses reflected in operating income.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

INTERNAL USE SOFTWARE

Costs incurred related to the development of internal use software are accounted for in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use once certain criteria are met. Capitalized software costs are amortized over the lesser of 8 years or the useful life of the software using the straight-line method.

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

Ineligible subsidiaries account for income taxes in accordance with SFAS 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets in those circumstances where it is more likely than not that some or all of the deferred tax asset may not be realized.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of the non-owner changes in equity, or accumulated other comprehensive income (loss), are as follows (dollars in thousands):

	2007	2006
Minimum pension liability adjustment	$--	$(12,773)
Adjustment to initially adopt SFAS 158, net of tax	(4,445)	--
Foreign currency translation adjustment	8,110	7,226
Realized and unrealized gains on derivatives	14	537
	$3,679	$(5,010)

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $10.6 million in 2007, $10.8 million in 2006 and $16.1 million in 2005.

ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements.”  SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. These provisions are effective for financial statements issued for years beginning after November 15, 2007. PDC is currently evaluating the impact, if any, on its financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements 87, 88, 106 and 132(R).” SFAS 158 requires the Company to recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability on the 2007 year-end balance sheet with changes in the funded status recognized through accumulated other comprehensive income in the year in which they occur. These provisions of SFAS 158 were adopted by the Company effective December 29, 2007. Additionally, SFAS 158 requires the Company to measure the funded status of a plan as of the date of its year-end no later than 2008.

3.        ACQUISITION OF BUSINESS

On January 11, 2005, the Company acquired New England Extrusion, a company that produces single and multilayer polyethylene films for packaging applications. Simultaneously with the acquisition, New England Extrusion became a guarantor under the senior credit facility, the senior note indenture and senior subordinated note indentures. The purchase price for this acquisition, net of cash acquired, approximated $68.8 million including the assumption of certain liabilities. It was financed with cash from operations supplemented with borrowings under the revolving credit portion of the Company’s senior credit facility. The Company obtained an independent appraisal to allocate the purchase price to the acquired net assets. The excess of the purchase price over the estimated fair value of the acquired net assets was allocated to goodwill. Goodwill of approximately $26.7 million was assigned to the Company’s performance packaging segment. New England Extrusion has been included in the Company’s consolidated financial statements since the date of the acquisition.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The acquisition was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, excluding cash acquired (dollars in thousands):

As of Acquisition Date
Current assets	$8,756
Property, plant and equipment	14,075
Intangible assets	21,250
Goodwill	26,717
Total assets acquired	$70,798
Current liabilities	$1,966
Total liabilities assumed	$1,966
Net assets acquired	$68,832

4.        DISCONTINUED OPERATIONS

Late in 2007, Appleton committed to a formal plan to sell Bemrose Group Limited (“Bemrose”), its secure and specialized print services business based in Derby, England. Bemrose is a leading U.K. provider of mission critical security and specialized print services. At the time of its acquisition in December 2003, Bemrose was expected to provide Appleton with a new product entry in the U.K. security print market, with opportunities to expand into the U.S. market. After conducting a strategic review in the fourth quarter of 2007, Appleton has decided to focus its attention on core businesses and expand its leadership positions in those markets. The operating results of this business for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 have been reclassified and are now reported separately as discontinued operations.

The following table presents the net sales and (loss) income before income taxes of Bemrose (dollars in thousands):

	For the Year Ended December 29, 2007	For the Year Ended December 30, 2006	For the Year Ended December 31, 2005
Net sales	$113,343	$113,726	$111,990
(Loss) income before income taxes	(9,542)	(309)	384

During the fourth quarter of 2007, Appleton determined it was more likely than not that the deferred tax asset recorded at Bemrose would not be recoverable due to recent operating losses at Bemrose and management’s forecast for this business. As a result, Appleton established a valuation allowance against the net deferred tax asset as of December 29, 2007, resulting in a tax provision of $1.0 million.

At December 29, 2007, Appleton adopted SFAS 158. With respect to Bemrose, an $8.0 million charge to accumulated other comprehensive income (loss) was recorded in order to fully recognize the underfunded status of the defined benefit plan of this business.

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” Appleton performed its annual goodwill assessment during the fourth quarter of 2007 and determined a goodwill impairment of $7.0 million existed at Bemrose. Additionally, as a result of the planned sale of Bemrose, the Company performed an impairment review of other long-lived assets in accordance with SFAS 144 and determined an impairment of $1.0 million existed. These impairment charges are recorded in discontinued operations.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

In addition, Appleton reclassified the assets and liabilities of Bemrose as discontinued operations in the accompanying consolidated balance sheets, the major classes of which are detailed in the following table (dollars in thousands):

	2007	2006
Current assets	$36,731	$38,982
Property, plant and equipment, net	28,921	34,507
Other long-term assets	28,725	39,648
Current liabilities	(21,685)	(26,482)
Other long-term liabilities	(20,750)	(14,940)
Net assets of discontinued operations	$51,942	$71,715

Bemrose was previously reported as a separate reportable segment.

5.        GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. At December 29, 2007, Appleton recorded a $7.0 million charge associated with goodwill impairment at Bemrose (see Note 4 “Discontinued Operations”). Amortization is recorded for intangible assets with determinable lives. The carrying amount of goodwill for each of the years ended December 29, 2007 and December 30, 2006 was $50.2 million and was assigned entirely to the performance packaging segment.

The Company’s other intangible assets consist of the following (dollars in thousands):

	As of December 29, 2007		As of December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$49,255	$16,652	$51,733	$14,277
Patents	30,979	29,920	32,630	26,903
Customer relationships	26,024	5,261	26,296	3,956
Non-compete agreements	932	882	932	786
Subtotal	107,190	$52,715	111,591	$45,922
Unamortizable intangible assets:
Trademarks	22,865		24,134
Total	$130,055		$135,725

Of the $130.1 million of acquired intangible assets, $72.1 million was assigned to registered trademarks. Trademarks of $44.6 million related to carbonless paper and $4.6 million related to the Company’s 2003 and 2005 acquisitions are being amortized over their estimated useful life of 20 years, while the remaining $22.9 million are considered to have an indefinite life and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships and 1 to 5 years for non-compete agreements.

Amortization expense for the year ended December 29, 2007 approximated $6.8 million. Amortization expense for the years ended December 30, 2006 and December 31, 2005, approximated $8.2 million and $9.0 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates that annual amortization of intangible assets will approximate $4.4 million for 2008, $3.8 million for 2009, $3.6 million for 2010, $3.6 million for 2011 and $3.6 million for 2012.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

6.        RESTRUCTURING AND OTHER CHARGES

In order to position itself for long-term growth, the Company reduced salaried employment in the U.S. by 94 employees during fiscal 2005, 21 employees during fiscal 2006 and 13 employees during fiscal 2007. These reductions included positions at the corporate headquarters as well as the plant, mill and acquisition sites. As a result, the Company recorded a charge of $1.1 million in 2007, $1.3 million in 2006 and $6.7 million in 2005 for employment termination benefits. During 2007, the Company paid $1.6 million related to these employment termination benefits, liabilities for which were incurred in years 2007 and prior. During 2006, the Company paid $3.5 million related to these employment termination benefits, liabilities for which were incurred in years 2006 and prior. See Note 23 for allocation of restructuring charges by segment.

In 1999, the Company committed to exiting its New York distribution center in 2001, because it was no longer needed as a result of the closure of the Newton Falls mill, and thus recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expired in July 2007. During 2007, $0.3 million of additional restructuring expense was recorded for repairs to be made to the facility in accordance with the expiration terms of the lease agreement. This was in addition to the additional reserve of $0.9 million recorded during fiscal 2006. The $1.3 million and $1.9 million usage against the distribution center exit cost reserve during 2007 and 2006, respectively, represents lease payments and repairs. As of December 29, 2007, $0.2 million remained in this reserve for future costs of additional repairs the landlord may require Appleton to make.

The tables below summarize the components of the restructuring reserve included in the consolidated balance sheets for the years ended December 29, 2007 and December 30, 2006 (dollars in thousands):

	December 30,	2007 Additions	2007	December 29,
	2006 Reserve	to Reserve	Utilization	2007 Reserve
Distribution center exit costs	$1,194	$351	$(1,345)	$200
U.S. employee termination benefits	720	1,094	(1,616)	198
	$1,914	$1,445	$(2,961)	$398

	December 31,	2006 Additions	2006	December 30,
	2005 Reserve	to Reserve	Utilization	2006 Reserve
Distribution center exit costs	$2,181	$885	$(1,872)	$1,194
U.S. employee termination benefits	2,957	1,276	(3,513)	720
	$5,138	$2,161	$(5,385)	$1,914

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

7.        INVENTORIES

Inventories consist of the following (dollars in thousands):

	2007	2006

Finished goods	$67,596	$68,941
Raw materials, work in process and supplies	66,575	67,196
	134,171	136,137
Inventory reserve	(3,736)	(5,592)
	130,435	130,545
LIFO reserve	(6,357)	(3,681)
	$124,078	$126,864

Stores and spare parts inventory balances of $22.0 million in 2007 and $22.4 million in 2006 are valued at average cost and are included in raw materials, work in process and supplies. Inventories valued using the FIFO method approximate 12% of the Company’s total inventory balance at December 29, 2007 and 13% at December 30, 2006.

8.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	2007	2006
Land and improvements	$9,603	$9,545
Buildings and improvements	95,421	91,819
Machinery and equipment	560,323	533,067
Software	33,779	32,502
Capital lease	4,764	4,764
Construction in progress	43,827	27,067
	747,717	698,764
Accumulated depreciation/amortization	(353,975)	(300,562)
	$393,742	$398,202

9.        OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	2007	2006
Deferred debt issuance costs	$13,900	$15,811
Restricted cash for mill expansion	7,369	--
Other	3,348	4,954
	$24,617	$20,765

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

10.        OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	2007	2006
Payroll and bonus	$19,596	$21,865
Trade discounts	22,044	25,672
Workers’ compensation	4,306	3,165
Accrued insurance	2,087	912
Other accrued taxes	2,299	2,734
Postretirement benefits other than pension	3,283	2,863
Fox River Liabilities	20,645	18,200
Other	6,690	7,079
	$80,950	$82,490

11.        LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	2007	2006
Senior secured variable rate notes payable at LIBOR plus 2.25%, settled in June 2007	$--	$195,533
Senior secured variable rate notes payable at LIBOR plus 1.75%, $563 due quarterly with $209,812 due June 5, 2014	224,438	--
	224,438	195,533
Less obligations due within one year	(2,813)	(6,384)
	221,625	189,149
Unsecured variable rate industrial development bonds, 3.9% average interest rate at December 29, 2007, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final payment due May 15, 2017	9,105	--
Less obligations due within one year	(325)	--
	8,780	--
Senior notes payable at 8.125%, due June 15, 2011	150,050	167,600
Senior subordinated notes payable at 9.75%, due June 15, 2014	150,000	150,000
Senior subordinated notes payable at 12.5%, settled in December 2007	--	7,000

In December 2007, Appleton redeemed the remaining $7.0 million of its 12.5% senior subordinated notes due December 15, 2008, paying par, plus accrued interest.

During fourth quarter 2007, Appleton purchased $12.1 million, plus interest, of the 8.125% senior notes payable due June 15, 2011. This purchase was made in three separate blocks of $7.1 million, $3.0 million and $2.0 million with Appleton purchasing at discounts of 1.5%, 1.75% and 1.75%, respectively. During the third quarter of 2007, Appleton purchased $5.5 million, plus interest, of the 8.125% senior notes payable due June 15, 2011. This purchase was made in four separate blocks of $0.3 million, $0.2 million, $3.0 million and $2.0 million with Appleton purchasing at discounts of 0.75%, 0.75%, 0.25% and par, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

In July 2007, Appleton entered into a new $12.1 million Loan and Security Agreement with the Director of Development of the State of Ohio, consisting of a $9.1 million State Assistance Loan and a $3.0 million State Loan (together “the Ohio Loans”). Proceeds of the Ohio Loans will be used to fund a portion of the costs of acquiring and installing paper coating and production equipment at the Company’s paper mill in West Carrollton, Ohio. As of the end of 2007, Appleton had only received the proceeds of the $9.1 million State Assistance Loan. To date, the Company has spent $1.7 million of these proceeds with the remaining $7.4 million recorded as restricted cash within long-term other assets as its use is restricted to funding capital additions. The Ohio State Assistance Loan provides for monthly principal payments and interest at 6% and, upon receipt of the funds, the State Loan provides for monthly principal payments and interest of 1% for the first two years and 3% thereafter.

In June 2007, Appleton entered into a new $375 million senior secured credit facility consisting of a seven-year, $225 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which is initially set at 0.75% for base rate loans and 1.75% for LIBOR loans. Mandatory principal payments of $0.6 million are due quarterly with the remaining balance due June 5, 2014. It also provides access to a six-year, $150 million revolving credit facility. The new senior credit facility is unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by liens on substantially all Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. These funds were used to repay the $190.7 million of previous senior secured variable rate notes, plus interest of $1.9 million, as well as the $7.5 million outstanding amount borrowed against the previous $125 million line of credit, plus interest. As a result of this refinancing, $0.3 million of deferred debt issuance costs related to the previous senior credit facility were written off. Financing fees of $2.1 million were also incurred, of which, $0.9 million was recorded as expense in Appleton’s statement of operations and $1.2 million was capitalized as deferred debt issuance costs and will be amortized over the term of the new senior credit facility. During 2007, Appleton made a mandatory debt repayment of $0.6 million, plus interest, on this senior secured credit facility.

Prior to the refinancing discussed above, Appleton made a $4.4 million excess cash flow payment, plus interest, and a $0.5 million mandatory debt repayment, plus interest, on its previous senior credit facility. During first quarter 2007, Appleton borrowed $23.0 million against its revolving line of credit. By the end of the quarter, this $23.0 million was repaid. During the second quarter of 2007, Appleton borrowed $44.5 million against its revolving line of credit. This was repaid prior to the refinancing.

During 2006, Appleton made mandatory debt repayments totaling $2.2 million, plus interest, voluntary debt repayments totaling $28.0 million, plus interest, and a $5.6 million excess cash flow payment, plus interest, on its previous senior secured credit facility.

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

During the second quarter of 2006, Appleton successfully completed a consent solicitation to amend certain provisions of the indentures governing its 8.125% senior notes due 2011 and 9.75% senior subordinated notes due 2014 to, among other things, modify the restricted payments covenants of the indentures, allow changes to the documentation for the ESOP that are not reasonably likely to result in a material adverse change to Appleton, and provide for additional interest on the 8.125% senior notes and 9.75% senior subordinated notes in certain circumstances pertaining to ESOP-related payments. As a result, Appleton was able to make in the second quarter of 2006, and expects to continue to make, required ESOP stock distributions without violating the covenant limitations of the indentures governing the 8.125% senior notes and the 9.75% senior subordinated notes. In consideration for the consent, Appleton paid to the consenting noteholders a consent fee of $25.00 for each $1,000 principal amount of 8.125% senior notes and 9.75% senior subordinated notes, resulting in an $8.0 million payment. This amount was capitalized as debt issuance costs and will be amortized over the remaining life of the notes. An additional $1.3 million was incurred in bank and legal fees and has been expensed in the Company’s consolidated statement of operations for the year ending December 30, 2006.

During March 2006, Appleton fixed the interest rate, at 7.16%, on $100.0 million of the previous term loan principal with a three-year interest rate swap contract. Due to the refinancing of the previous senior secured variable rate notes, this interest rate swap was terminated and settled in May 2007 resulting in a gain of $0.1 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The senior notes due 2011 and senior subordinated notes due 2014 are unconditionally, jointly and severally guaranteed by PDC, C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and New England Extrusion Inc. (see Note 24 “Guarantor Financial Information”).

The senior credit facility, senior notes and 9.75% senior subordinated notes contain affirmative and negative covenants. In general, the covenants contained in the senior credit facility are more restrictive than those of the senior notes and 9.75% senior subordinated notes. Among other restrictions, the covenants contained in the senior credit facility require Appleton to meet specified financial tests, including leverage and interest coverage ratios, which become more restrictive over the term of the debt.

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

At the end of 2007, there was approximately $135.3 million of unused borrowing capacity under the $150 million revolving credit facility for working capital and other corporate purposes. Approximately $14.7 million of the revolving credit facility was used to support outstanding letters of credit. A commitment fee of 0.35% per annum is assessed on the unused borrowing capacity. At December 30, 2006, there was approximately $112.2 million of unused borrowing capacity under the previous $125 million revolving credit facility. Approximately $12.8 million of the revolving credit facility was used to support outstanding letters of credit. A commitment fee of 0.5% per annum was assessed on the unused borrowing capacity.

Scheduled repayment of principal on long-term obligations outstanding at December 29, 2007 is as follows (dollars in thousands):

2008	$3,138
2009	3,065
2010	3,110
2011	153,220
2012	3,225
Thereafter	376,485
$542,243

12.        INCOME TAXES

In conjunction with the acquisition of Appleton, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result, its tax provision includes only foreign and minimal state and local income taxes. For fiscal 2007 the Company recorded a net tax provision of $0.3 million primarily for U.S. state and local income taxes. For fiscal 2006 the Company recorded a net tax provision of $0.6 million which related primarily to the Company’s Canadian subsidiary. For fiscal 2005 the Company recorded a net tax provision of $0.5 million which included a $0.6 million tax provision recorded by the Company’s Canadian subsidiary.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

Since the acquisition, certain contingent tax liabilities relating to the period prior to October 1, 2001, and reserved for within the November 10, 2001 opening balance sheet, have been resolved or the corresponding years have been closed to audit. All U.S. Federal C corporation tax years are closed. As such, as of December 29, 2007, accrued income taxes have been reduced by $24.3 million and, correspondingly, intangible assets were decreased by $24.3 million. The provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – and Interpretation of FASB Statement 109,” were adopted by the Company in the beginning of 2007 and did not have a significant effect on its financial statements. Various Canadian and state tax years remain open. Reserves for uncertain tax positions, as they relate to these matters, are insignificant.

13.        LEASES

The Company leases buildings, machinery and equipment and other facilities. Many of these leases obligate the Company to pay real estate taxes, insurance and maintenance costs. Total rent expense was $7.5 million for 2007, $8.2 million for 2006 and $8.4 million for 2005.

Assets recorded under capital leases consist of the following (dollars in thousands):

	2007	2006
Building	$4,764	$4,764
Less accumulated depreciation	(3,191)	(2,666)
	$1,573	$2,098

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Future minimum lease payments as of December 29, 2007 under leases that have initial or remaining non-cancelable terms in excess of one year are as follows (dollars in thousands):

	Capital	Operating
	Lease	Leases
2008	$731	$5,670
2009	731	5,464
2010	670	3,368
2011	--	1,066
2012	--	959
Thereafter	--	--

Total minimum lease payments	2,132	$16,527

Less amounts representing interest	(201)
Present value of minimum lease payments under capital lease	1,931

Less current principal portion	(620)
	$1,311

14.        FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	December 29, 2007		December 30, 2006
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
Senior subordinated notes payable	$150,000	$148,500	$157,000	$161,050
Senior notes payable	150,050	147,237	167,600	171,371
Senior credit facility	224,438	212,655	195,533	195,533
State of Ohio assistance loan	9,105	9,378	--	--
Industrial development bonds	8,650	8,650	8,650	8,650
	$542,243	$526,420	$528,783	$536,604
Lease obligation	$1,931	$1,931	$2,510	$2,510

The senior subordinated notes payable, the senior notes payable, the senior credit facility and the State of Ohio assistance loan are traded in public markets and, therefore, the fair value was determined based on quoted market prices. The industrial development bonds have a variable interest rate that reflects current market terms and conditions. The fair value of the lease obligation was determined based on current rates available to the Company for financial instruments of the same remaining maturity and similar terms.

15.        EMPLOYEE BENEFITS

The Company has various defined benefit pension plans and defined contribution pension plans. This includes a Supplemental Executive Retirement Plan (“SERP”) to provide retirement benefits for management and other highly compensated employees whose benefits are reduced by the tax-qualified plan limitations of the pension plan for eligible salaried employees. Regarding its U.S. pension plans, the Company utilized a November 30 measurement date for fiscal 2007 and fiscal 2006. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans, as well as the key assumptions used in accounting for the plans, is shown below (dollars in thousands):

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Pension Benefits	2007	2006
Change in benefit obligation
Benefit obligation at beginning of period	$300,263	$288,503
Service cost	7,640	7,531
Interest cost	16,926	16,271
Plan amendments	--	128
Actuarial (gain) loss	(13,747)	1,603
Curtailment gain	(9,797)	--
Benefits and expenses paid	(14,548)	(13,773)
Benefit obligation at end of period	$286,737	$300,263

Change in plan assets
Fair value at beginning of period	$246,979	$226,530
Actual return on plan assets	27,938	28,222
Employer contributions	9,301	6,000
Benefits and expenses paid	(14,548)	(13,773)
Fair value at end of period	$269,670	$246,979

Funded status of plans
Funded status at end of period	$(17,067)	$(53,284)
Unrecognized
Net actuarial loss	--	36,497
Prior service cost	--	2,541
Net liability	$(17,067)	$(14,246)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability-current	$(210)	$--
Accrued benefit liability-noncurrent	(16,857)	(29,880)
Intangible asset	--	2,861
Minimum pension liability	--	12,773
Net amount recognized	$(17,067)	$(14,246)

Key assumptions at end of period (%)
Discount rate	6.25	5.75
Rate of compensation increase	4.00	3.50

The amounts in accumulated other comprehensive income (loss) on the consolidated balance sheet, net, that have not yet been recognized as components of net periodic benefit cost at December 29, 2007 are as follows (dollars in thousands):

Accumulated other comprehensive loss
Net actuarial loss	$(1,992)
Prior service cost	(1,953)
Total	$(3,945)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The incremental effect of adopting SFAS 158 on individual line items in the December 29, 2007 consolidated balance sheet are shown below (dollars in thousands):

	Before Adoption		After Adoption
	of SFAS 158	Adjustments	of SFAS 158

Accrued benefit cost	$13,122	$3,945	$17,067

The amount in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $192,000 of prior service cost amortization.

The components of net periodic pension cost include the following (dollars in thousands):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 29,	December 30,	December 31,
Pension Benefits	2007	2006	2005
Net periodic benefit cost
Service cost	$7,640	$7,531	$7,785
Interest cost	16,926	16,271	15,680
Expected return on plan assets	(18,863)	(17,458)	(17,089)
Amortization of
Prior service cost	226	216	216
Actuarial loss	1,886	2,236	1,692
Curtailment charge	363	--	--
Net periodic benefit cost	$8,178	$8,796	$8,284
Key assumptions (%)
Discount rate	5.75	5.75	6.00
Expected return on plan assets	8.25	8.25	8.25
Rate of compensation increase	3.50	3.50	4.00

Expected future benefit payments are as follows (dollars in thousands):

2008	$13,384
2009	14,030
2010	14,769
2011	15,606
2012	16,528
2013 thru 2017	98,986
$173,303

As of the Company’s 2007 and 2006 measurement dates, the approximate asset allocations by asset category for the Company’s U.S. pension plan were as follows:

	November 30, 2007	November 30, 2006
U.S. Equity	50%	52%
International Equity	4	4
Private Equity	3	3
Emerging Market Equity	6	6
High Yield	6	5
Fixed Income	24	24
Real Estate	7	6
Total	100%	100%

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

To develop the expected long-term rate of return on assets assumptions, a building block approach was utilized starting with an inflation expectation and adding an expected real return to arrive at a long-term nominal expected return for each asset class. Long-term expected real returns are derived in the context of the plan advisor’s future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, the Company has selected 8.25% for both 2007 and 2006 as its long-term rate of return on assets assumption.

To develop the discount rate, a yield curve was generated based on a universe of over 500 AA graded non-callable bonds available in the market as of November 30, 2007. Then projected cash flows from Appleton’s plans were matched to spot rates along that yield curve to determine their present value. Finally, a single equivalent discount rate is calculated that produces the same present value as the spot rates. The universe of bonds included in the calculation of the discount rate are those with average yields between the 40th and 90th percentiles. Based on the methodology described above, Appleton has selected a discount rate of 6.25% for the pension plans.

Effective January 1, 2008, the Company amended the Appleton Papers Inc. Retirement Plan (the “Plan”) to provide that no individuals hired or re-hired on or after January 1, 2008, shall be eligible to participate in the Plan. Also, plan benefits accrued under the Plan will be frozen as of April 1, 2008, with respect to Plan participants who elect to participate in a “Mandatory Profit Sharing Contribution” under the Appleton Papers Inc. Retirement Savings and Employee Stock Ownership Plan (the “KSOP”) or January 1, 2015, in the case of any other Plan participants. These changes resulted in curtailment expense of $0.4 million in fiscal 2007 and a reduction in the pension benefit obligation of $9.8 million.

The Company expects to contribute approximately $10 million to its U.S. pension plan in fiscal 2008 for plan year 2007. The defined benefit plan provides that hourly employees receive payments of stated amounts for each year of service. Payments under the defined benefit plan covering salaried employees are based on years of service and the employees’ compensation during employment. At December 29, 2007, the accumulated benefit obligation for the defined benefit plans was approximately $277.4 million. At December 30, 2006, the accumulated benefit obligation for the deferred benefit plans was approximately $276.9 million.

Certain of Appleton’s hourly employees participate in a multi-employer defined benefit plan. Appleton’s cost for this plan amounted to $1.4 million in 2007, $1.2 million in 2006 and $1.1 million in 2005. The Company has not recorded a liability for the unfunded amount related to this plan as the liability cannot be reasonably estimated.

A new deferred compensation plan, named the Executive Nonqualified “Excess” Plan of Appleton Papers Inc., effective on February 1, 2006, was established for highly compensated employees including all directors and executive officers. Salaried employees, with base salaries of $100,000 and over, are eligible to participate in the plan. This plan was established for the purpose of allowing a tax-favored option for saving for retirement when the IRS limits the ability of highly compensated employees to participate under tax-qualified plans. This new plan allows for deferral of compensation on a pre-tax basis and accumulation of tax-deferred earnings. Participants in the plan may choose to have deferrals increased or decreased based on the performance of a selection of mutual funds. No assets are actually set aside to fund the Company’s obligation under this new plan. The non-employee directors are also allowed to participate in this plan.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

16.        POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The Company utilized a November 30 measurement date for fiscal 2007 and fiscal 2006. The status of these plans, including a reconciliation of benefit obligations and the funded status of the plans, as well as the key assumptions used in accounting for the plans, is as follows (dollars in thousands):

Other Postretirement Benefits	2007	2006
Change in benefit obligation
Benefit obligation at beginning of period	$46,205	$46,083
Service cost	834	844
Interest cost	2,590	2,596
Actuarial loss (gain)	4,208	(402)
Benefits and expenses paid	(3,118)	(2,916)
Benefit obligation at end of period	$50,719	$46,205

Funded status of plans
Funded status at end of period	$(50,719)	$(46,205)
Unrecognized prior service cost	--	(14,771)
Net actuarial loss	--	933
Accrued benefit cost	$(50,719)	$(60,043)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability-current	$(3,283)	$(2,863)
Accrued benefit liability-noncurrent	(47,436)	(57,180)
Net amount recognized	$(50,719)	$(60,043)

Key assumptions at end of period
Discount rate	6.10%	5.75%
Valuation year medical trend	10.00%	10.00%
Ultimate medical trend	5.00%	5.00%
Year ultimate medical trend reached	2012	2012

To develop the discount rate, a yield curve was generated based on a universe of over 500 AA graded non-callable bonds available in the market as of November 30, 2007. Then, projected cash flows from Appleton’s plans were matched to spot rates along that yield curve to determine their present value. Finally, a single equivalent discount rate is calculated that produces the same present value as the spot rates. The universe of bonds included in the calculation of the discount rate are those with average yields between the 40th and 90th percentiles. Based on the methodology described above, Appleton has selected a discount rate of 6.10% for the postretirement benefit plan.

The November 30, 2007 accumulated postretirement benefit obligation (“APBO”) was determined using assumed medical care cost trend rates of 10% decreasing one percent each year to an ultimate rate of 5% in 2012. The November 30, 2006 APBO was determined using medical care cost trend rates of 11% decreasing one percent each year to an ultimate rate of 5% in 2012.

The amounts in accumulated other comprehensive income (loss) in the consolidated balance sheet, net, that have not yet been recognized as components of net periodic benefit cost at December 29, 2007 are as follows (dollars in thousands):

Accumulated other comprehensive income
Net actuarial loss	$(5,140)
Prior service credit	12,615
Total	$7,475

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The incremental effect of adopting SFAS 158 on individual line items in the December 29, 2007 consolidated balance sheet are shown below (dollars in thousands):

	Before Adoption		After Adoption
	of SFAS 158	Adjustments	of SFAS 158

Accrued benefit cost	$58,194	$(7,475)	$50,719

The amount in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year is shown below (dollars in thousands):

Amortization of:
Net actuarial loss	$3
Prior service credit	(2,156)
Total	$(2,153)

As of January 1, 2005, the Company implemented plan amendments, which included capping company contributions for a portion of its salaried retirees and moving a portion of both salaried and hourly retirees to managed care programs (which include HMOs and PPOs).

The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Year Ended December 29, 2007	For the Year Ended December 30, 2006	For the Year Ended December 31, 2005
Net periodic benefit cost
Service cost	$834	$844	$838
Interest cost	2,590	2,596	3,103
Amortization of prior service cost	(2,156)	(2,156)	(2,064)
Amortization of net actuarial loss	--	--	80

Net periodic benefit cost	$1,268	$1,284	$1,957

The key assumptions used in the measurement of the Company’s net periodic benefit cost are shown in the following table:

	For the Year Ended December 29, 2007	For the Year Ended December 30, 2006	For the Year Ended December 31, 2005

Discount rate	5.75%	5.75%	6.00%
Valuation year medical trend	11.00%	11.00%	10.00%
Ultimate medical trend	5.00%	5.00%	5.00%
Year ultimate medical trend reached	2013	2012	2008

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Impact of a one percent change in medical trend rate (dollars in thousands):

	1% Increase	1% Decrease
Aggregate impact on service and interest cost	$99	$(90)
Effect on accumulated plan benefit obligation	1,210	(1,133)

Expected postretirement benefit payments for each of the next five years, and the aggregate from 2013 through 2017, are as follows (dollars in thousands):

2008	$3,283
2009	3,524
2010	3,730
2011	3,973
2012	4,131
2013 thru 2017	22,417
$41,058

17.        SHARE-BASED COMPENSATION

In December 2001, the Company adopted the Appleton Papers Inc. Long-Term Incentive Plan. In July 2002, the Company adopted the Appleton Papers Canada Ltd. Share Appreciation Rights Plan. These plans provide officers and key employees the opportunity to earn phantom stock units, the value of which is related to the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) prior to the grant date or the exercise date, as applicable. As of December 29, 2007, the fair market value of one share of PDC common stock was $33.41. The phantom stock units generally vest after three years. Vested stock units may be exercised by the participant, in whole or in part, at any time on or before the applicable unit expiration date. Each plan year, phantom stock units may be exercised only during the two exercise window periods as established by the Compensation Committee of the Board of Directors and communicated in writing to the participants. The phantom stock units shall expire, and cease to be exercisable, at the earliest of the following times: (1) ten years after the grant date; (2) the close of the second exercise window that occurs after the participant’s termination of employment with the Company due to death, disability or retirement; (3) the close of the first exercise window that occurs after the participant’s termination of employment for any reason other than death, disability or retirement; or (4) immediately on termination of employment with the Company for any reason, if the phantom stock units are not vested as of the employment termination date. The phantom stock units are settled in cash upon exercise.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The Company adopted SFAS 123R, “Share-Based Payment,” effective January 1, 2006. The adoption did not have a significant impact on the Company as, consistent with prior years, compensation expense for the phantom stock units is recognized based on the intrinsic value of the vested units at the end of each period. Upon adoption, the Company elected to recognize expense based on straight-line vesting of the units. Compensation expense for these plans was $0.1 million in 2007, $2.8 million in 2006 and $1.1 million in 2005. Based on the Company’s common stock unit price as of December 29, 2007, the Company had approximately $0.5 million of total unrecognized compensation expense related to nonvested phantom stock units granted under the plans. That expense is expected to be recognized over a weighted-average period of 1.3 years. Since the inception of the Plan, 1,761,670 share units have been granted, 444,193 shares have been forfeited and 374,910 shares have been exercised, leaving an outstanding balance of 942,567 shares. A summary of 2007 and 2006 activity within these plans is as follows:

	Weighted Average Grant Unit Price	Grant Units	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (dollars in thousands)

Outstanding, December 30, 2006	$26.29	840,117
Granted	33.62	337,000
Exercised	22.39	(119,017)
Forfeited or expired	28.47	(115,533)
Outstanding, December 29, 2007	$29.13	942,567	7.9	$4,034
Exercisable, December 29, 2007	$20.62	129,050	5.3	$1,650

Outstanding, December 31, 2005	$23.52	767,514
Granted	28.74	331,750
Exercised	17.67	(146,181)
Forfeited or expired	25.85	(112,966)
Outstanding, December 30, 2006	$26.29	840,117	8.1	$6,164
Exercisable, December 30, 2006	$21.41	245,317	6.4	$2,997

During 2005, 91,462 units were exercised at an appreciation value of approximately $1.5 million. During 2006, 146,181 units were exercised at an appreciation value of approximately $1.7 million. During 2007, 119,017 units were exercised at an appreciation value of approximately $1.3 million. As of December 29, 2007, a liability of approximately $3.6 million is included in the consolidated balance sheet, of which, $1.6 million is classified as short-term and represents 129,050 fully vested units. An additional long-term liability of $2.0 million is included in the consolidated balance sheet at December 29, 2007 to reserve for the compensation liability accrued to date on the remaining units not yet fully vested.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of share units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of shares to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as established under the terms of the ESOP as of the prior December 31 and June 30, respectively. This deferred compensation vests coincidental with the board member’s continued service on the Board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. During fiscal year 2007, expense for this plan was approximately $0.2 million. During fiscal year 2006, expense for this plan was approximately $0.2 million. Since the 2006 inception of the Plan, 9,964 share units have been earned and represent an approximate liability of $0.3 million in the consolidated balance sheet as of December 29, 2007.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

18.        COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Currently, the Company is not bound by any contractual arrangements for the purchase of raw materials whereby there is a future obligation to purchase set quantities. Any such contracts that were in place during prior years have since expired.

CONTINGENCIES

Lower Fox River

Introduction. Various federal and state government agencies and Native American tribes have asserted claims against Appleton and others with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin. The claims generally fall within three categories of potential liability - remedial action, natural resource damages (“NRDs”) and interim restoration and remediation – which are separately discussed below.

Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. During this period wastewater containing PCBs was discharged into the Lower Fox River from a publicly owned treatment works, from the Appleton Coated paper mill and from other local industrial facilities. Wastewater from the Appleton plant was processed through the publicly owned treatment works. As a result, there are allegedly eleven million cubic yards of PCB-contaminated sediment spread over 39 miles of the Lower Fox River and Green Bay, which is part of Lake Michigan.

The United States Environmental Protection Agency (“EPA”) published a notice in 1997 that it intended to list the Lower Fox River on the National Priorities List of Contaminated Sites pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act, (“CERCLA” or “Superfund”). The EPA identified seven potentially responsible parties (“PRPs”) for PCB contamination in the Lower Fox River, including NCR, Appleton, Georgia-Pacific, P.H. Glatfelter Company, WTMI Co., owned by Chesapeake Corporation, Riverside Paper Corporation and U.S. Paper Mills Corp., which is now owned by Sonoco Products Company.

Remedial Action. The EPA and the Wisconsin Department of Natural Resources (“DNR”) issued a Record of Decision (“ROD”) in 2003 covering the first two segments of the river. P.H. Glatfelter and WTM I are managing remediation efforts in the first segment and each contributed an initial $25.2 million to cover the costs of the required remedial action. Appleton denies any responsibility or liability for PCB contamination in the first segment.

The EPA and DNR issued a second ROD in 2003 covering the third, fourth and fifth segments of the Lower Fox River. NCR and Sonoco agreed to fund a remedial project in the fourth segment at an estimated cost of $30 million. The total costs for the Lower Fox River remedial action plans, as outlined in the two RODs issued during 2003, were estimated to total approximately $400 million over a 7 to 18-year time period. Other estimates obtained by the PRPs range from a low of $450 million to as much as $1.6 billion. More recent estimates place the cost between $594 million and $900 million.

In February 2007 the EPA issued a General Notice letter seeking to have one or more of the PRPs enter into an agreement to implement all remaining remedial action for segments two, three, four and five of the river. The EPA asked the PRPs to submit a written proposal to conduct the remedial action as well as to address various governmental agencies’ (“Intergovernmental Partners” or “IGP”) additional claims for unreimbursed costs and NRDs. In June 2007, the EPA and DNR issued an amended ROD which modified the remedial action plan for the Lower Fox River.

Following several months of discussions with PRPs, the EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River. In response, in December 2007, the PRPs submitted a work plan for the clean up of the Fox River to the EPA. After a review, the EPA requested modifications be incorporated into the work plan. As of early 2008, the PRPs are negotiating to reach a funding arrangement to enable the work plan to be implemented.

Appleton and NCR filed a lawsuit in January 2008 in federal court against P.H. Glatfelter Company, Menasha Corporation and George A. Whiting Paper Company in an effort to require other PRPs to contribute to the cost of cleaning up PCB contamination sediment in the Fox River.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Natural Resource Damages. In 2000, the U.S. Fish & Wildlife Service (“FWS”) released a proposed plan for restoring natural resources injured by PCBs. The plan estimates that NRDs will fall in the range of $176 million to $333 million for all PRPs. However, based on settlements of NRD claims to date, which have been substantially less than original estimates, the Company anticipates the actual costs of NRD claims will be less than the original estimates provided by FWS.

Interim Restoration and Remediation Consent Decree. Appleton and NCR collectively paid $41.5 million for interim restoration and remediation efforts pursuant to a 2001 consent decree with the IGP. This consent decree expired in 2005. In addition, Appleton and NCR collectively paid approximately $750,000 toward interim restoration efforts and the preparation of a report analyzing progress toward the restoration goals related to the Lower Fox River pursuant to a 2006 consent decree with the IGP. The 2006 consent decree expired in 2006. Appleton and NCR paid $2.8 million in 2007 to fund a land acquisition in partial settlement of NRD claims. Neither consent decree or the land acquisition constitutes a final settlement nor provides protection against future claims; however, Appleton and NCR will receive full credit against remediation costs and NRD claims for all monies expended pursuant to the consent decrees.

Appleton’s Liability. CERCLA imposes liability on parties responsible for, in whole or in part, the presence of hazardous substances at a site. Superfund liable parties can include both current and prior owners and operators of a facility involved with the disposal of hazardous substances. A PRP is potentially liable for cleanup costs, damages to natural resources, costs of certain health assessments, and injunctive relief (i.e., performing a cleanup) where a site may present an imminent and substantial endangerment. While any PRP may be held liable for the entire cleanup of a site, the final allocation of liability among PRPs generally is determined by negotiation, litigation or other dispute resolution processes.

Appleton purchased the Appleton plant and the Combined Locks paper mill from NCR in 1978, after the use of PCBs in the manufacturing process was discontinued. Nonetheless, the EPA named both Appleton and NCR as PRPs in connection with remediation of the Lower Fox River. In 1998, Appleton and NCR entered into an interim settlement agreement under which the two companies agreed to share defense and liability costs arising from the Lower Fox River. When the 1998 interim settlement agreement expires, Appleton’s and NCR’s continuing indemnification obligations will be defined by an arbitration determination that was obtained in January 2006.

The FWS study completed in 2000 offered a preliminary conclusion that the discharges from the Appleton plant and the Combined Locks paper mill were responsible for a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates have not been finalized and are not binding on the PRPs. Appleton has obtained its own historical and technical analyses which suggest that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total PCBs discharged.

As noted above, a portion of Appleton’s potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay its respective share(s) of the potential liability, Appleton could be responsible for a portion of its share(s). Based on a review of publicly available financial information, Appleton believes that the other PRPs will be required, and have adequate financial resources, to pay their shares of the remediation and natural resource damage claims for the Lower Fox River.

Estimates of Liability. Appleton cannot precisely estimate its ultimate share of liability due to uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of NRD assessments, the evolving nature of remediation and restoration technologies and governmental policies, and Appleton’s share of liability relative to other PRPs. However, the issuance of the RODs, the receipt of bid proposals and the beginning of remediation activities provide evidence to reasonably estimate a range of Appleton’s potential liability.

Accordingly, Appleton has recorded a reserve for its potential liability for the Lower Fox River. At December 30, 2006, this reserve approximated $101.2 million. During fiscal 2007, $19.5 million of payments were made from the reserve. In addition, as the result of an analysis of Appleton’s estimated remaining potential liability that was completed during 2007, the remediation reserve was increased by $112.3 million. This resulted in a remaining reserve of $194.0 million as of December 29, 2007, of which $20.6 million is recorded in other accrued liabilities and $173.4 million is recorded as a long-term environmental liability.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The following assumptions were used in evaluating Appleton’s potential Lower Fox River liability and establishing a remediation reserve:

•	total remediation costs of $600 million, based on the most recent bids received with a range from $594 million to $900 million;

•
the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than Appleton’s estimate;

•	costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less, based on the IGP’s settlement of other NRD claims;

•	Appleton’s responsibility for over half of the claims asserted against Appleton and NCR, based on our interim settlement agreement with NCR and the arbitration determination; and

•	$38 million in fees and expenses through 2010.

Although Appleton believes its recorded environmental liability reflects a reasonable estimate of its liabilities associated with the Lower Fox River, the actual amount of liabilities associated with the Lower Fox River could prove to be significantly larger than the recorded environmental liability.

AWA Indemnification. PDC and Appleton entered into two indemnification agreements in conjunction with the 2001 acquisition, under which AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims, which are defined in the indemnification agreements as the Fox River Liabilities.

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. Appleton is responsible for the $25 million of liabilities between $75 million and $100 million. Pursuant to these agreements, AWA paid $71.2 million in connection with Fox River Liabilities through 2007.

At December 29, 2007, the total indemnification receivable from AWA was $169.0 million, of which $3.8 million is recorded in other current assets and $165.2 million is recorded as an environmental indemnification receivable.

A summary of the indemnification receivable/environmental liability for the years ended December 29, 2007 and December 30, 2006 is provided below (dollars in thousands):

	Environmental Indemnification Receivable	Environmental Liability

Balance, December 31, 2005	$71,012	$(96,012)
Establishment of additional indemnification receivable/environmental liability to update current estimate of remaining potential liability	14,755	(14,755)
Payments made for indemnification receivable/environmental liability	(9,536)	9,536
Balance, December 30, 2006	76,231	(101,231)
Establishment of additional indemnification receivable/environmental liability as a result of Appleton’s analysis of estimated remaining potential liability	112,244	(112,244)
Payments made for indemnification receivable/environmental liability	(19,477)	19,477
Balance, December 29, 2007	$168,998	$(193,998)

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from AIG. The AIG insurance policy is designed to provide up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. AWA’s obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The indemnification agreements negotiated with AWA and the AIG insurance policy are designed to ensure that Appleton will not be required to fund any of the indemnified costs and expenses in relation to the Fox River Liabilities and to assure the ESOP Trustee and Appleton’s lenders and investors that Appleton will not have to rely solely on AWA itself to make these payments. This arrangement is working as designed and is expected to continue to protect Appleton with respect to the indemnified costs and expenses, based on Appleton’s review of the insurance policy and AWA’s financial condition. AWA, PDC, the special purpose subsidiaries and the policyholder entered into a Relationship Agreement, which, among other things and subject to certain limited exceptions, prohibits AWA and PDC from taking any actions that would result in any change to this design structure.

West Carrollton Mill

The West Carrollton, Ohio mill operates pursuant to various state and federal permits for discharges and emissions to air and water. As a result of the de-inking of carbonless paper containing PCBs through the early 1970s, there have been releases of PCBs and volatile organic compounds into the soil in the area of the wastewater impoundments at the West Carrollton facility and low levels of PCBs have been detected in groundwater immediately under this area. In addition, PCB contamination is present in sediment in the adjacent Great Miami River, but it is believed that this contamination is from a source other than the West Carrollton mill.

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

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill property, the Great Miami River remediation and Appleton’s share of these remediation costs, if any, and since Appleton is currently under no obligation to undertake remedial action in the future, no provision has been recorded in the accompanying financial statements for estimated remediation costs. In conjunction with the acquisition of PDC by the employee stock ownership plan (“ESOP”) in 2001, and as limited by the terms of the purchase agreement, AWA agreed to indemnify PDC for 50% of all environmental liabilities at the West Carrollton mill up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owners and operators of the West Carrollton mill may be liable for all or part of the cost of remediation of historic PCB contamination.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

In 1996, Appleton was named as a defendant in a lawsuit and subsequently notified its insurance carriers of a coverage claim under policies in effect at the time. The lawsuit ultimately was resolved with the plaintiff and Appleton recovering expenses from three or four insurers. The fourth insurer disputed coverage and obligation to reimburse Appleton for its share of the litigation costs. Appleton sued the insurer and in 2007 received a Wisconsin state appellate court decision directing a trial court judgment in its favor. The trial court issued a decision on the pending motions on February 19, 2008 authorizing judgment in favor of Appleton. This trial court decision is still subject to further appeal; however, there is a reasonable likelihood that Appleton will collect the judgment and that it will have a material effect on the Company’s consolidated financial statements upon final resolution.

During 2006, the Company recorded a nonrecurring gain of approximately $2.0 million in selling, general and administrative expenses for favorable insurance settlements related to litigation matters.

Except as described above, assuming the Company’s expectations regarding defending such demands, claims, suits or other legal or regulatory proceedings prove accurate, Appleton does not believe that any pending or threatened demands, claims, suits or other legal or regulatory proceedings will have, individually or in the aggregate, a materially adverse effect on its financial position, results of operations or cash flows.

19.        CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures (dollars in thousands):

	For the Year Ended December 29, 2007	For the Year Ended December 30, 2006	For the Year Ended December 31, 2005
Cash paid during the period for:
Interest	$45,020	$46,569	$45,740
Income taxes	811	659	1,131

Cash received during the period for:
Income tax refunds	$6,454	$111	$129

20.           CONCENTRATIONS OF CREDIT AND OTHER RISKS

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of temporary cash investments that exceed the maximum federally insured limits and trade receivables. The Company places its temporary cash investments with high quality financial funds that, by policy, limit their exposure to any one financial security.

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. The Company does not believe it is dependent upon any single customer. Sales to the Company's two largest customers each represented approximately 10% and 7% of net sales in 2007, 11% and 7% of net sales in 2006 and 12% and 8% of net sales in 2005.

Within the technical papers business, the Company’s five largest customers in the coated solutions segment accounted for approximately 38% of coated solutions net sales in fiscal 2007, 41% of coated solutions net sales in fiscal 2006 and approximately 45% of coated solutions net sales in fiscal 2005. The five largest customers in the thermal papers segment accounted for approximately 39% of thermal papers net sales in fiscal 2007, 39% of thermal papers net sales in fiscal 2006 and approximately 42% of thermal papers net sales in fiscal 2005. Sales to the Company’s five largest customers in the performance packaging segment accounted for approximately 43% of total segment sales in fiscal 2007, 34% of total segment sales in fiscal 2006 and approximately 28% of total segment sales in fiscal 2005.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Base stock is a key raw material in the Company’s business. During fiscal 2007, the Company purchased approximately $121 million of base stock from external suppliers. Approximately $49 million of this base stock was purchased for the production of carbonless products with approximately 99% purchased from three external suppliers. The Company purchased nearly $71 million of base stock for the production of thermal products with approximately 65% purchased from a single external supplier. During fiscal 2006, the Company purchased approximately $126 million of base stock from external suppliers. Approximately $54 million of this base stock was purchased for the production of carbonless products with approximately 97% purchased from three external suppliers. The Company purchased approximately $70 million of base stock for the production of thermal products with nearly 72% purchased from a single external supplier. During fiscal 2005, the Company purchased approximately $135 million of base stock from external suppliers. Approximately $67 million of this base stock was purchased for the production of carbonless products with nearly 94% purchased from three external suppliers. The Company purchased approximately $63 million of base stock for the production of thermal products with over 69% purchased from a single external supplier.

Appleton’s collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”) for employees at the Roaring Spring facility covers approximately 368 employees and expired in November 2007. Appleton is in the process of negotiating a new collective bargaining agreement with the USW and is currently operating under a day-to-day extension of the expired contract. The outcome of these collective bargaining negotiations cannot presently be determined. If Appleton is unable to reach an agreement with the USW regarding the terms of a collective bargaining agreement, the Roaring Spring facility may be subject to work interruptions or stoppages that could materially impact Appleton’s financial results.

21.        EMPLOYEE STOCK OWNERSHIP PLAN

The KSOP includes a separate ESOP component. The KSOP is a tax-qualified retirement plan that also contains a 401(k) feature, which provides participants with the ability to make pre-tax contributions to the KSOP by electing to defer a percentage of their compensation. The ESOP is a tax-qualified employee stock ownership plan that is designed to invest primarily in the common stock of PDC.

Eligible participants, as “named fiduciaries” under ERISA, were offered a one-time irrevocable election to acquire a beneficial interest in the common stock of PDC by electing to direct the transfer of all or a portion of their existing account balances in the KSOP and the 401(a) plan (Appleton Papers Inc. Retirement Medical Savings Plan) to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $106.8 million. All proceeds of the offering were used by the ESOP trustee to purchase 10,684,373 shares of PDC common stock. As a result of this purchase, the ESOP owns 100% of the common stock of PDC. The ESOP trustee is expected to purchase common stock from PDC with future pre-tax deferrals made by employees. The Company also intends to fund a significant part of its matching contribution commitment with common stock of PDC. The Company’s matching contributions charged to expense amounted to $7.1 million in 2007, $7.8 million in 2006 and $7.9 million in 2005.

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. Covenants in the agreements providing for the senior credit facility, the 8.125% senior notes due 2011 and the 9.75% senior subordinated notes due 2014 restrict Appleton’s ability to pay dividends to PDC, which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may conflict with the terms of the senior credit and note agreements. During 2005, 2006 and 2007, Appleton exercised its right to satisfy requests for distributions to former participants using five equal annual installments.

In fiscal 2007, the ESOP trustee purchased 232,868 shares of PDC redeemable common stock for an aggregate price of $7.7 million from pre-tax deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. The Company’s matching deferrals over this same period resulted in an additional 202,540 shares of redeemable common stock being issued. As a result of hardship withdrawals, diversification elections and employee terminations, 868,888 shares of PDC redeemable common stock were repurchased during 2007 at an aggregate price of $28.6 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

In accordance with the FASB’s Emerging Issues Task Force (“EITF”) Topic D-98, redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of December 29, 2007. The earliest redemption date, as mandated by federal law, occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. The Company accreted the redeemable common stock by $5.9 million for the year ended December 29, 2007. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $371 million was determined. The redeemable common stock recorded book value as of December 29, 2007 was $182 million, which leaves a remaining unrecognized liability to be accreted of approximately $189 million. The fair value of the redeemable common stock is determined by an independent, third-party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Such valuations are made as of June 30 and December 31. Until the independent valuation is received, the fair value of the stock is estimated by management. The interim estimates as of the first and third quarter of each year may differ from the values determined by the appraiser as of June 30 and December 31. Adjustments, if any, as of the first quarter and third quarter of each year, will be recorded when the independent valuation is received. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

22.        UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for the fiscal year 2007 includes the following (dollars in thousands):

	For the Three Months Ended April 1, 2007	For the Three Months Ended July 1, 2007	For the Three Months Ended September 30, 2007	For the Three Months Ended December 29, 2007	For the Year Ended December 29, 2007
Net sales	$232,350	$242,765	$247,242	$240,883	$963,240
Gross profit	58,803	54,135	60,418	56,146	229,502
Operating income	12,947	11,551	17,947	8,337	50,782
Income (loss) from continuing operations	1,486	(899)	6,755	(3,148)	4,194
(Loss) income from discontinued operations, net of income taxes	(1,562)	(848)	524	(8,615)	(10,501)
Net (loss) income	(76)	(1,747)	7,279	(11,763)	(6,307)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Unaudited quarterly financial data for the fiscal year 2006 includes the following (dollars in thousands):

	For the Three Months Ended April 2, 2006	For the Three Months Ended July 2, 2006	For the Three Months Ended October 1, 2006	For the Three Months Ended December 30, 2006	For the Year Ended December 30, 2006
Net sales	$246,456	$244,460	$246,784	$235,955	$973,655
Gross profit	60,924	60,064	63,440	56,624	241,052
Operating income	17,889	12,335	17,392	11,604	59,220
Income (loss) from continuing operations	5,693	730	4,951	(557)	10,817
(Loss) income from discontinued operations, net of income taxes	(117)	470	95	80	528
Net income (loss)	5,576	1,200	5,046	(477)	11,345

23.        SEGMENT INFORMATION

The Company’s four reportable segments are as follows:  coated solutions, thermal papers, security papers and performance packaging. The accounting policies applicable to these reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, business development costs not associated with specific segments, interest income, interest expense, debt extinguishment expenses and foreign currency gains and losses.

The coated solutions segment includes carbonless paper which is used to make multipart business forms such as invoices and credit card receipts. Appleton also produces coated products for point-of-sale displays and other design and print applications and offers customers custom coating solutions within this segment. The Company supplies coated solutions products to paper merchants, business forms printers and paper converters.

The thermal papers segment develops substrates for the transaction and item identification markets. These products are widely used for point-of-sale receipts and coupons; entertainment and transportation tickets; lottery and gaming tickets; engineering, medical and industrial charts; tags for airline baggage and retail applications; and label products for shipping, warehousing, medical and clean-room applications. The Company supplies thermal products primarily to printers and paper converters.

The security papers segment produces products with basic security features that make them resistant to forgery and counterfeiting. Appleton’s portfolio of products incorporates security technologies including watermarks, taggants, embedded threads and fibers and machine-readable technologies to serve global markets. The focus of the security papers segment is on checks and business and government documents.

The performance packaging segment produces single and multilayer polyethylene films for packaging applications. It also prints and converts flexible plastic packaging materials for customers in the food processing, household and industrial products industries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Appleton does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization, as determined by Appleton for its reportable segments, are as follows (dollars in thousands):

	For the Year Ended December 29, 2007	For the Year Ended December 30, 2006	For the Year Ended December 31, 2005
Net sales
Technical Papers
Coated solutions	$571,989	$572,368	$590,531
Thermal papers	257,075	260,035	219,337
Security papers	32,335	29,446	24,927
	861,399	861,849	834,795

Performance packaging	101,841	111,806	99,471
Total	$963,240	$973,655	$934,266
Operating income (loss)
Technical Papers
Coated solutions	$52,126	$50,853	$54,767
Thermal papers	7,176	13,392	4,546
Security papers	3,482	1,624	(839)
	62,784	65,869	58,474

Performance packaging	6,225	9,798	5,938
Unallocated corporate charges and business development costs	(18,227)	(16,447)	(18,567)
Total	$50,782	$59,220	$45,845

Depreciation and amortization
Technical Papers
Coated solutions	$40,330	$45,935	$48,730
Thermal papers	14,309	14,605	15,246
Security papers	2,804	2,805	2,636
	57,443	63,345	66,612

Performance packaging	5,794	5,478	5,994
Unallocated corporate charges	572	372	461
Total	$63,809	$69,195	$73,067

During 2007, the Company recorded restructuring costs within its reportable segments as follows:  $0.1 million in coated solutions, $0.2 million in thermal papers, $0.2 million in performance packaging and $0.9 million in unallocated corporate charges and business development costs. During 2006, the Company recorded restructuring costs within its reportable segments as follows:  $0.5 million in coated solutions, $0.5 million in thermal papers, $0.1 million in security papers, $0.2 million in performance packaging and $0.9 million in unallocated corporate charges and business development costs. During 2005, the Company recorded restructuring costs within its reportable segments as follows:  $3.0 million in coated solutions, $0.4 million in thermal papers, $0.3 million in security papers, $0.2 million in performance packaging and $3.5 million in unallocated corporate charges and business development costs.

Revenues from sales in the U.S. were $700.0 million in 2007, $746.6 million is 2006 and $750.3 million in 2005. Revenues from sales to customers in foreign countries were $263.2 million in 2007, $227.1 million in 2006 and $184.0 million in 2005.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

24.           GUARANTOR FINANCIAL INFORMATION

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

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a wholly-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of December 29, 2007 and December 30, 2006, and for the years ended December 29, 2007, December 30, 2006 and December 31, 2005. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 29, 2007

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$33,567	$9,247	$2,024	$-	$44,838
Accounts receivable, net	-	97,424	11,191	8,147	-	116,762
Inventories	-	108,721	13,092	2,265	-	124,078
Other current assets	3,800	7,565	447	398	-	12,210
Assets of discontinued operations	-	-	36,731	-	-	36,731
Total current assets	3,800	247,277	70,708	12,834	-	334,619

Property, plant and equipment, net	-	363,541	30,170	31	-	393,742
Investment in subsidiaries	331,128	155,533	-	-	(486,661)	-
Other assets	165,274	80,439	71,637	51	-	317,401
Assets of discontinued operations		-	57,646	-	-	57,646
Total assets	$500,202	$846,790	$230,161	$12,916	$(486,661)	$1,103,408

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$-	$3,138	$-	$-	$-	$3,138
Accounts payable	-	78,001	4,387	233	-	82,621
Due to (from) parent and affiliated companies	394,569	(431,078)	39,718	(3,209)	-	-
Other accrued liabilities	-	82,117	1,942	1,977	-	86,036
Liabilities of discontinued operations	-	-	21,685	-	-	21,685
Total current liabilities	394,569	(267,822)	67,732	(999)	-	193,480

Long-term debt	-	539,105	-	-	-	539,105
Capital lease obligation	-	1,311	-	-	-	1,311
Other long-term liabilities	-	243,068	-	61	-	243,129
Liabilities of discontinued operations	-	-	20,750	-	-	20,750
Redeemable common stock, accumulated deficit and accumulated other comprehensive income	105,633	331,128	141,679	13,854	(486,661)	105,633

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive income	$500,202	$846,790	$230,161	$12,916	$(486,661)	$1,103,408

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 30, 2006

(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$17,249	$817	$1,909	$-	$19,975
Accounts receivable, net	-	94,081	11,094	8,496	-	113,671
Inventories	-	109,747	15,471	1,646	-	126,864
Other current assets	18,200	6,680	459	90	-	25,429
Assets of discontinued operations	-	-	38,982	-	-	38,982
Total current assets	18,200	227,757	66,823	12,141	-	324,921

Property, plant and equipment, net	-	367,326	30,856	20	-	398,202
Investment in subsidiaries	317,687	170,040	-	-	(487,727)	-
Other assets	58,043	87,514	73,245	43	-	218,845
Assets of discontinued operations	-	-	74,155	-	-	74,155
Total assets	$393,930	$852,637	$245,079	$12,204	$(487,727)	$1,016,123

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$6,384	$-	$-	$-	$6,384
Accounts payable	-	58,451	4,328	197	-	62,976
Due to (from) parent and affiliated companies	276,359	(312,220)	37,948	(2,087)	-	-
Other accrued liabilities	-	82,060	3,020	1,934	-	87,014
Liabilities of discontinued operations	-	-	26,482	-	-	26,482
Total current liabilities	276,359	(165,325)	71,778	44	-	182,856

Long-term debt	-	522,399	-	-	-	522,399
Capital lease obligation	-	1,931	-	-	-	1,931
Other long-term liabilities	-	175,945	-	481	-	176,426
Liabilities of discontinued operations	-	-	14,940	-	-	14,940
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	117,571	317,687	158,361	11,679	(487,727)	117,571

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$393,930	$852,637	$245,079	$12,204	$(487,727)	$1,016,123

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR DECEMBER 29, 2007
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$860,674	$101,697	$62,867	$(61,998)	$963,240
Cost of sales	-	655,074	81,174	59,452	(61,962)	733,738

Gross profit	-	205,600	20,523	3,415	(36)	229,502
Selling, general and administrative expenses	-	160,039	14,430	2,393	413	177,275
Restructuring and other charges	-	1,305	140	-	-	1,445

Operating income	-	44,256	5,953	1,022	(449)	50,782
Interest expense	11,059	48,939	-	4	(11,059)	48,943
Debt extinguishment expenses	-	1,185	-	-	-	1,185
Interest income	-	(17,669)	-	(73)	15,061	(2,681)
(Income) loss in equity investments	(4,752)	7,161	-	-	(2,409)	-
Other income	-	(254)	-	(1,173)	315	(1,112)
(Loss) income from continuing operations
before income taxes	(6,307)	4,894	5,953	2,264	(2,357)	4,447
Provision for income taxes	-	142	22	89	-	253

(Loss) income from continuing operations	(6,307)	4,752	5,931	2,175	(2,357)	4,194
Loss from discontinued operations, net of income taxes	-	-	(14,916)	-	4,415	(10,501)

Net (loss) income	$(6,307)	$4,752	$(8,985)	$2,175	$2,058	$(6,307)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR DECEMBER 30, 2006
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$860,628	$111,139	$66,312	$(64,424)	$973,655
Cost of sales	-	647,768	87,537	62,035	(64,737)	732,603

Gross profit	-	212,860	23,602	4,277	313	241,052
Selling, general and administrative expenses	-	163,709	13,128	2,582	252	179,671
Restructuring and other charges	-	2,079	82	-	-	2,161

Operating income	-	47,072	10,392	1,695	61	59,220
Interest expense	10,132	49,186	-	-	(10,132)	49,186
Interest income	-	(14,130)	(6)	(64)	13,297	(903)
Income in equity investments	(21,477)	(8,880)	-	-	30,357	-
Other (income) expense	-	(576)	-	92	(29)	(513)
Income from continuing operations
before income taxes	11,345	21,472	10,398	1,667	(33,432)	11,450
(Benefit) provision for income taxes	-	(5)	31	607	-	633

Income from continuing operations	11,345	21,477	10,367	1,060	(33,432)	10,817
(Loss) income from discontinued operations, net of income taxes	-	-	(2,889)	-	3,417	528

Net income	$11,345	$21,477	$7,478	$1,060	$(30,015)	$11,345

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2005
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$833,774	$99,262	$63,873	$(62,643)	$934,266
Cost of sales	-	628,605	78,296	59,653	(62,758)	703,796

Gross profit	-	205,169	20,966	4,220	115	230,470
Selling, general and administrative expenses	-	156,170	18,206	2,592	252	177,220
Restructuring and other charges	-	7,312	93	-	-	7,405

Operating income	-	41,687	2,667	1,628	(137)	45,845
Interest expense	10,112	62,950	-	-	(23,472)	49,590
Interest income	-	(14,033)	(13,375)	(29)	26,545	(892)
Intercompany royalty expense (income)	-	11,530	(11,530)	-	-	-
Income in equity investments	(7,098)	(26,405)	-	-	33,503	-
Other expense (income)	-	706	-	(347)	543	902
(Loss) income from continuing operations
before income taxes	(3,014)	6,939	27,572	2,004	(37,256)	(3,755)
(Benefit) provision for income taxes	-	(159)	74	633	-	548

(Loss) income from continuing operations	(3,014)	7,098	27,498	1,371	(37,256)	(4,303)
(Loss) income from discontinued operations, net of income taxes	-	-	(2,077)	-	3,366	1,289

Net (loss) income	$(3,014)	$7,098	$25,421	$1,371	$(33,890)	$(3,014)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 29, 2007
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(6,307)	$4,752	$(8,985)	$2,175	$2,058	$(6,307)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:

Depreciation and amortization	-	57,997	20,313	18	-	78,328
Other	-	11,145	2,307	(1,173)	-	12,279
Change in assets and liabilities, net	(90,921)	102,532	(2,440)	243	(2,058)	7,356

Net cash (used) provided by operating activities	(97,228)	176,426	11,195	1,263	-	91,656
Cash flows from investing activities:
Proceeds from sale of equipment	-	4	40	-	-	44
Additions to property, plant and equipment	-	(57,411)	(4,389)	(26)	-	(61,826)

Net cash used by investing activities	-	(57,407)	(4,349)	(26)	-	(61,782)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(196,095)	-	-	-	(196,095)
Proceeds from senior secured notes payable	-	225,000	-	-	-	225,000
Payments of senior notes payable	-	(17,550)	-	-	-	(17,550)
Payments of senior subordinated notes payable	-	(7,000)	-	-	-	(7,000)
Proceeds from State of Ohio financing	-	9,105	-	-	-	9,105
Debt acquisition costs	-	(2,321)	-	-	-	(2,321)
Payments relating to capital lease obligation	-	(731)	-	-	-	(731)
Proceeds from revolving lines of credit	-	67,550	6,446	-	-	73,996
Payments of revolving lines of credit	-	(67,550)	(6,632)	-	-	(74,182)
Due to parent and affiliated companies, net	118,210	(118,858)	1,770	(1,122)	-	-
Proceeds from issuance of redeemable common stock	7,659	-	-	-	-	7,659
Payments to redeem common stock	(28,641)	-	-	-	-	(28,641)
Increase in cash overdraft	-	6,100	-	-	-	6,100

Net cash provided (used) by financing activities	97,228	(102,350)	1,584	(1,122)	-	(4,660)
Effect of foreign exchange rate changes on cash and cash equivalents	-	(351)	-	-	-	(351)
Change in cash and cash equivalents	-	16,318	8,430	115	-	24,863
Cash and cash equivalents at beginning of period	-	17,249	817	1,909	-	19,975
Cash and cash equivalents at end of period	$-	$33,567	$9,247	$2,024	$-	$44,838

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 30, 2006
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$11,345	$21,477	$7,478	$1,060	$(30,015)	$11,345
Adjustments to reconcile net income to net cash (used) provided by operating activities:

Depreciation and amortization	-	63,703	12,038	14	-	75,755
Other	-	10,117	543	92	-	10,752
Change in assets and liabilities, net	(19,890)	11,347	(14,446)	(203)	30,015	6,823

Net cash (used) provided by operating activities	(8,545)	106,644	5,613	963	-	104,675
Cash flows from investing activities:
Proceeds from sale of equipment	-	7	788	-	-	795
Additions to property, plant and equipment	-	(26,987)	(9,475)	-	-	(36,462)

Net cash used by investing activities	-	(26,980)	(8,687)	-	-	(35,667)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(35,776)	-	-	-	(35,776)
Payments of senior notes payable	-	(4,400)	-	-	-	(4,400)
Bond consent costs	-	(7,994)	-	-	-	(7,994)
Payments relating to capital lease obligation	-	(731)	-	-	-	(731)
Proceeds from revolving lines of credit	-	20,000	7,475	-	-	27,475
Payments of revolving lines of credit	-	(22,000)	(7,289)	-	-	(29,289)
Due to parent and affiliated companies, net	27,425	(24,798)	(1,129)	(1,498)	-	-
Proceeds from issuance of redeemable common stock	8,238	-	-	-	-	8,238
Payments to redeem common stock	(27,118)	-	-	-	-	(27,118)
Increase in cash overdraft	-	1,870	-	-	-	1,870

Net cash provided (used) by financing activities	8,545	(73,829)	(943)	(1,498)	-	(67,725)
Effect of foreign exchange rate changes on cash and cash equivalents	-	270	-	-	-	270

Change in cash and cash equivalents	-	6,105	(4,017)	(535)	-	1,553
Cash and cash equivalents at beginning of period	-	11,144	4,834	2,444	-	18,422
Cash and cash equivalents at end of period	$-	$17,249	$817	$1,909	$-	$19,975

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(3,014)	$7,098	$25,421	$1,371	$(33,890)	$(3,014)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:

Depreciation and amortization	-	67,264	12,564	16	-	79,844
Other	-	13,962	491	(347)	-	14,106
Change in assets and liabilities, net	(4,247)	(27,984)	(17,563)	(1,372)	33,890	(17,276)

Net cash (used) provided by operating activities	(7,261)	60,340	20,913	(332)	-	73,660
Cash flows from investing activities:
Proceeds from sale of equipment	-	36	4	-	-	40
Acquisition of business, net of cash acquired	-	(68,832)	-	-	-	(68,832)
Additions to property, plant and equipment	-	(25,535)	(6,997)	-	-	(32,532)

Net cash used by investing activities	-	(94,331)	(6,993)	-	-	(101,324)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(17,441)	-	-	-	(17,441)
Payments of senior notes payable		(13,000)				(13,000)
Payments relating to capital lease obligation	-	(675)	-	-	-	(675)
Proceeds from revolving line of credit	-	75,000	-	-	-	75,000
Payments of revolving line of credit	-	(73,000)	-	-	-	(73,000)
Due to parent and affiliated companies, net	2,690	17,666	(18,379)	(1,977)	-	-
Proceeds from issuance of redeemable common stock	13,940	-	-	-	-	13,940
Payments to redeem common stock	(9,369)	-	-	-	-	(9,369)
Increase in cash overdraft	-	846	-	-	-	846

Net cash provided (used) by financing activities	7,261	(10,604)	(18,379)	(1,977)	-	(23,699)
Effect of foreign exchange rate changes on cash and cash equivalents	-	(153)	-	-	-	(153)
Change in cash and cash equivalents	-	(44,748)	(4,459)	(2,309)	-	(51,516)
Cash and cash equivalents at beginning of period	-	55,892	9,293	4,753	-	69,938
Cash and cash equivalents at end of period	$-	$11,144	$4,834	$2,444	$-	$18,422

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Appleton and PDC maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrants in the reports filed or submitted by the registrants under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The registrants carried out an evaluation, under the supervision and with the participation of their management, including the principal executive officer and principal financial officer of both of the registrants, of the effectiveness, design and operation of their disclosure controls and procedures pursuant to Rule 15d – 15(f) under the Exchange Act. Based on that evaluation, the registrants concluded that its disclosure controls and procedures are effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Appleton and PDC are responsible for establishing and maintaining adequate internal control over financial reporting. The registrants’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the registrants’ financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 29, 2007. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 29, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the registrants’ internal control over financial reporting or identified in connection with the evaluation discussed above that occurred during the registrants’ last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table presents information as of February 19, 2008, regarding the executive officers and directors of Appleton and PDC.

Name	Age	Position
Mark R. Richards	48	Chairman, President, Chief Executive Officer and a Director of Appleton, and Chairman, President, and Chief Executive Officer and a Director of PDC

Stephen P. Carter	56	Director of Appleton and PDC

Terry M. Murphy	59	Director of Appleton and PDC

Ronald A. Pace	60	Director of Appleton and PDC

Andrew F. Reardon	59	Director of Appleton and PDC

Susan Scherbel	49	Director of Appleton and PDC

Kathi P. Seifert	58	Director of Appleton and PDC

M. Kathleen Bolhous	48	Vice President and General Manager, Performance Packaging of Appleton

Thomas J. Ferree	50	Vice President Finance, Chief Financial Officer and Treasurer of Appleton, and Chief Financial Officer and Treasurer of PDC

Jeffrey J. Fletcher	55	Controller of Appleton, and Assistant Treasurer and Controller of PDC

Ted E. Goodwin	51	Vice President, Business Development of Appleton

Sarah T. Macdonald	43	Vice President and General Manager, International of Appleton

Walter M. Schonfeld	43	President, Technical Papers of Appleton

Angela M. Tyczkowski	42	Vice President, Secretary, General Counsel and Chief Compliance Officer of Appleton, and Vice President and Secretary of PDC

Kent E. Willetts	50	Vice President, Marketing and Strategy of Appleton

Mark R. Richards. Mr. Richards has been Chief Executive Officer and President of Appleton since April 2005 and a Director and Chairman of Appleton since June 2005 and Chief Executive Officer, Chairman, Director and President of PDC since April 2005. Prior to joining Appleton, Mr. Richards served as president of the Engineered Support Structures division of Valmont Industries, Inc. since 1999. Mr. Richards is a graduate of Northwestern University’s Kellogg Graduate School of Management where he earned a master’s degree in business administration with concentrations in marketing and finance in 1989. He earned a bachelor’s degree in packaging from Michigan State University in 1983.

Stephen P. Carter. Mr. Carter joined Appleton and PDC as a Director in July 2004. Mr. Carter is currently a consultant and a director of Blackhawk Bancorp., Inc., a publicly held bank holding company. Mr. Carter retired as the Executive Vice President, Chief Financial Officer and Treasurer for Woodward Governor Company in August 2005, a position he held since January 2003. Mr. Carter graduated with a bachelor’s degree from Brigham Young University in 1973 and is a CPA in Illinois.

Terry M. Murphy. Mr. Murphy joined Appleton and PDC as a Director in June 2007. Mr. Murphy has been executive vice president and chief financial officer of A.O. Smith since joining the company in 2006. From 1999 to 2005, Mr. Murphy held various executive management positions at Quanex Corporation and in his last position at Quanex Corporation served as its Senior Vice President and Chief Financial Officer. Murphy earned a bachelor’s degree from the University of Wisconsin-LaCrosse in 1970 and a master’s degree in business administration from Marquette University in 1974. He also earned a Juris Doctoris from Seton Hall University School of Law in 1980 and is a certified public accountant.

Ronald A. Pace. Mr. Pace has been a Director of Appleton and a Director of PDC since January 2003. Mr. Pace has been President Kitchen & Bath – Americas for Kohler Company since March 2006. From June 1999 to March 2006, Mr. Pace served as Sector President Plumbing – Americas for Kohler Company. Mr. Pace received his bachelor’s degree (Economics/Chemistry) in 1969 and a master’s degree in business administration (Finance/Marketing) in 1972 from the University of Connecticut.

Andrew F. Reardon. Mr. Reardon joined Appleton and PDC as a Director in June 2007. Mr. Reardon is president and chief executive officer of TTX Company, positions he has held since 2001. He joined TTX in 1992 as vice president of human resources and labor relations. He later served as vice president of law and human resources and was named company president in 2000. Mr. Reardon earned a bachelor’s degree from the University of Notre Dame (English) in 1967 and a Juris Doctor degree from the University of Cincinnati in 1974. He also earned a L.L.M. degree in taxation from Washington University Law School in 1975.

Susan Scherbel. Ms. Scherbel has been a Director of Appleton and a Director of PDC since January 2002. Ms. Scherbel is employed by Bellview Associates, an investment firm she co-founded in March 2001. Ms. Scherbel graduated with a bachelor’s degree (Government and Economics) from Harvard College in 1979, a Juris Doctor degree from Georgetown University in 1982 and a masters of law degree from Georgetown University in 1986.

Kathi P. Seifert. Ms. Seifert joined Appleton and PDC as a Director in July 2004. Ms. Seifert retired as Executive Vice President and Group President of Global Personal Care Products for Kimberly-Clark Corporation in June 2004, a position she held since 1999. Ms. Seifert is also currently a director of Eli Lilly and Company, Revlon Consumer Products Corporation, Supervalu, Inc. and Lexmark, Inc. Ms. Seifert graduated with a bachelor’s degree from Valparaiso University in 1971.

M. Kathleen Bolhous. Ms. Bolhous joined Appleton in January 2006 as Vice President and General Manager of Performance Packaging. Prior to joining Appleton, she served in various management positions with Cascade Engineering from 1998. From 2005 to 2006 she served as Vice President and General Manager of the Industrial Solutions group of Cascade Engineering. From 2003 to 2005 Ms. Bolhous served as Vice President and General Manager of the Emerging Solutions Group and from, 1998 to 2003 she served as Vice President and General Manager of the Container Group at Cascade Engineering. Ms. Bolhous is a graduate of Hope College where she earned a bachelor’s degree in business administration and communications in 1983.

Thomas J. Ferree. Mr. Ferree has been Vice President Finance and Chief Financial Officer of Appleton since October 2006 and Treasurer of Appleton and Chief Financial Officer and Treasurer of PDC since November 2006. Prior to joining Appleton, Mr. Ferree served as Senior Vice President of Finance and Chief Financial Officer of Wells’ Dairy, Inc. since 2003. From 1999 to 2003 he was the Corporate Controller for Meredith Corporation. Mr. Ferree received his bachelor’s degree (Business Administration, Accounting) from the University of Iowa in 1979 and he received his master’s degree in finance from the University of Iowa in 1980.

Jeffrey J. Fletcher. Mr. Fletcher has been Controller of Appleton and Assistant Treasurer and Controller of PDC since March 2007. Prior to joining Appleton in February 2007, Mr. Fletcher was Corporate Controller for Wells' Dairy, Inc. since 2005. From 2003 to 2005, Mr. Fletcher worked for IP Innovations, Inc. as President and Chief Financial Officer. Mr. Fletcher earned a bachelor's degree in accounting from the University of Iowa in 1978 and a master's degree in business administration from Northwestern University’s Kellogg Graduate School of Management in 1992.

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

Walter M. Schonfeld. Mr. Schonfeld has been the President, Technical Papers since joining Appleton in May 2006. Prior to joining Appleton, Mr. Schonfeld served as Special Assistant to the Technicolor CEO from May 2005 to March 2006 and as President of Technicolor’s Worldwide Entertainment Services Group starting in 1999. Mr. Schonfeld earned his bachelor’s degree (Computer Science) from Wilkes University in 1986 and he received a master’s degree in business administration, finance, from the Wharton School at the University of Pennsylvania in 1993.

Angela M. Tyczkowski. Ms. Tyczkowski was named Vice President, Secretary, General Counsel and Chief Compliance Officer of Appleton in August 2006 and Vice President and Secretary of PDC in January 2006. Ms. Tyczkowski joined Appleton in 1996 and has held various legal positions within Appleton since that time, including Vice President and General Counsel. She earned a Juris Doctor degree in 1991 and a bachelor’s degree in German language, criminology and law studies in 1988 from Marquette University.

Kent E. Willetts. Mr. Willetts has been the Vice President of Marketing and Strategy since November 2005 when he joined Appleton. Prior to joining Appleton, he worked for Kimberly-Clark Corporation for 18 years. He held executive marketing positions that included responsibility for new product development and introduction including Vice President of Global Brand Equity, Family Care; Vice President of Global Brand Equity and New Business, Family; Director, Brand Position and Advertising for Family Care; and Marketing Director for Kleenex. Mr. Willetts is a graduate of Northwestern University’s Kellogg Graduate School of Management where he earned a master’s degree in business administration in 1987. He earned a bachelor’s degree in business administration from the University of Wisconsin-Parkside in 1982.

The boards of directors of both PDC and Appleton currently consist of seven members. PDC has entered into a security holders agreement with the ESOP Trust which sets forth the manner in which the ESOP Trust will vote its shares of PDC common stock in connection with the election of directors of Paperweight’s board of directors. Under the agreement, the ESOP Trust has agreed to vote all of its shares of PDC common stock on and after January 1, 2005, to elect to PDC’s board four individuals nominated by PDC’s chief executive officer and three individuals jointly nominated by the ESOP Trust and the chief executive officer.

The ESOP Trust has agreed that any vote taken to remove a director or to fill vacancies on the board of directors is subject to the provisions described above. The agreement also provides that directors nominated by joint nomination may only be removed by mutual agreement of the ESOP Trust and PDC’s chief executive officer. In addition to the election of directors, the agreement prohibits PDC from issuing capital stock to any person other than the ESOP Trust or making, or permitting any of its subsidiaries to make, any acquisition in a single transaction or series of related transactions with a fair market value in excess of $100 million, in each case without the prior written consent of the ESOP Trust.

PDC has entered into a security holders agreement with Appleton on terms substantially similar to those described above to provide for the manner in which PDC will vote its shares of Appleton’s common stock in connection with the election of directors of Appleton’s board of directors. In addition to the election of directors, the agreement prohibits Appleton from issuing capital stock to any person other than PDC or making, or permitting any of Appleton’s subsidiaries to make, any acquisition in a single transaction or series of related transactions with a fair market value in excess of $100 million, in each case without the prior written consent of PDC.

Pursuant to the agreements above, Mr. Richards, Ms. Scherbel, Mr. Murphy and Mr. Reardon were nominated by Mr. Richards, Appleton’s chief executive officer, and elected to the boards of directors of PDC and Appleton. Mr. Pace, Mr. Carter and Ms. Seifert were jointly nominated by Mr. Richards and the ESOP Trust and elected to the boards of directors of PDC and Appleton.

Pursuant to the terms of the new senior credit facility and the indentures governing the senior notes and senior subordinated notes, the security holders agreements described above may not be amended except under limited circumstances.

The board of directors of PDC has an Audit Committee, and the board of directors of Appleton has a Compensation Committee. The members of the Audit Committee are Mr. Carter, Mr. Pace and Ms. Scherbel. The members of the Compensation Committee are Ms. Seifert, Mr. Murphy and Mr. Reardon. Mr. Carter serves as the Audit Committee Chair and Ms. Seifert serves as the Compensation Committee Chair. The charter of the Audit Committee provides, among other things, that the Audit Committee will provide assistance to the board of directors in fulfilling its responsibility to the ESOP participants relating to financial accounting and reporting practices and the quality and integrity of PDC financial reports. The charter of the Compensation Committee provides that the Compensation Committee is responsible for authorizing the compensation of the Chief Executive Officer subject to ratification by the Board of Directors, approving the compensation of the named executive officers based on the recommendations of the Chief Executive Officer and reviewing the compensation of the other executive officers. The Compensation Committee also has authority for administration of our Long-Term Incentive Plan. See “Item 11. Executive Compensation—Compensation Discussion and Analysis,” below. The charters of the Audit Committee and the Compensation Committee are available at www.appletonideas.com (investor information section).

The boards of directors of PDC and Appleton have determined that Stephen P. Carter is an “audit committee financial expert” as defined under the applicable rules of the SEC. Mr. Carter is an “independent director” as that term is defined under the listing standards of the Nasdaq Stock Market, Inc.

We have adopted a Code of Business Conduct and Ethics that applies to the directors, officers and employees of PDC and Appleton, including the principal executive officer, principal financial officer and principal accounting officer and controller of PDC and Appleton. We have posted the Code of Business Conduct and Ethics on Appleton’s Internet web site at www.appletonideas.com. We intend to timely disclose on the website any future amendments to, or waivers from, certain provisions of the Code of Business Conduct and Ethics that apply to the principal executive officer, principal financial officer and principal accounting officer and controller of PDC and Appleton. We have also adopted other best practices including the following:

•	The boards of Appleton and PDC regularly review their own performance.

•	The chairman of Appleton’s and PDC’s boards performs reviews of the boards and the individual directors on an annual basis.

•	The boards of Appleton and PDC regularly approve our CEO succession plan.

•	Our independent directors meet regularly without the CEO present.

•	We have adopted guidelines for executive investment in PDC stock.

The Board of Appleton has created a Corporate Governance Committee for the purpose of developing, recommending and evaluating best corporate governance practices applicable to Appleton, including those related to director compensation, nomination of directors, election of members to Board committees and Board education and practices. Members of the committee include: Susan Scherbel, Mark Richards and Andrew Reardon. The charter for the Corporate Governance Committee can be found on Appleton’s website at www.appletonideas.com.

Appleton has also created an Enterprise Risk Management (“ERM”) function. The purpose of ERM is to maximize the Company’s ability to achieve its business objectives. The ERM function creates a comprehensive approach to anticipate, identify, prioritize and manage material risks to Appleton’s business objectives. The ERM Committee reports regularly to the Company’s Audit Committee of the Board regarding the ERM Committee’s activities, findings, conclusions and recommendations. The charter for the ERM function can be found at Appleton’s website at www.appletonideas.com.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Goals and Policies. The Executive Compensation Goals and Policies, adopted by the Compensation Committee of the Board of Directors, establish the objectives of our compensation program as follows:

•	enable us to attract, motivate and retain highly qualified people;

•
provide compensation opportunities that pay generally within the middle of the range of management compensation for similar companies with an opportunity to exceed the median when higher performance levels are achieved.;

•	support our strategic business goals; and

•	act in the best interests of our beneficial owners, the participants in the ESOP.

Compensation Elements. Our executive compensation includes base salary, annual performance-based incentive pay, long-term performance-based incentive pay and benefits, including general benefits available to all employees and specific executive benefits. We believe these elements of executive compensation provide the proper incentives and rewards for increasing shareholder value. Base salary provides market competitive compensation for executive management and leadership at a level that will attract highly qualified professionals. Annual performance-based incentive pay, in amounts based on market competitive values, provides an incentive for executives to contribute their full skill and energy to achieve our annual performance goals. Long-term performance-based incentive pay provides executives with direct rewards for business growth that contributes to increases in shareholder value over several years. Employee and executive benefits, based on the provision of those benefits in competitive labor markets, provide health, welfare and retirement income benefits that enable employees, including executives, to maintain good health and provide security to their families so they can remain focused on our success.

    We provide all elements of executive compensation in amounts we determine based on targeting median market compensation levels paid by similarly-sized businesses within our labor market for executive talent. The mix of elements of compensation is based on the proportion of those elements of executive compensation paid in the market. When Company performance exceeds pre-established target goals for the year, our performance-based pay elements (annual and long-term incentive) allow for compensation that exceeds the median market compensation. Conversely, when performance falls short of targeted goals, our performance-based pay elements allow for compensation below median market compensation levels.

A significant portion of executive total direct compensation is in the form of annual and long-term performance-based incentive compensation. The pay that is fixed and at risk varies by position. Executive compensation includes more pay at risk than that of other employees in the organization (see table below).

2007 Total Direct Compensation Mix at Target Company Performance

	Fixed (Salary)	Pay at Risk (Annual and Long-Term Incentives)[1]
Mark R. Richards Chairman, President and Chief Executive Officer of Appleton and PDC	33%	67%
Thomas J. Ferree Vice President, Finance and Chief Financial Officer of Appleton and Chief Financial Officer of PDC	45%	55%
Sarah T. Macdonald Vice President and General Manager, International	47%	53%
Walter M. Schonfeld President, Technical Papers of Appleton	42%	58%
Angela M. Tyczkowski Vice President, Secretary, General Counsel and Chief Compliance Officer of Appleton and Vice President, Secretary of PDC	46%	54%

1  Calculated using annual incentive paid at target and long-term incentive expected value based on a Black-Scholes valuation methodology. The assumptions used for valuation are: Expected life: 6.5 years; Dividend yield: 0%; Risk free rate: 4.5%; Volatility 20%.

We determine individual executive salaries based on the market pay for the executive’s position and the executive’s general level of performance in the position. At times, prior salary may influence a decision on current salary. An executive fully performing the duties of a position will be paid full median market pay for that position. An executive not yet fully performing in a position may receive less than median market pay. An executive making contributions significantly in excess of those expected for the position may receive greater than median market pay.

We determine median market pay by means of market surveys and analyses conducted every other year by nationally recognized, non-employee executive compensation consultants who report to the Compensation Committee. Our consultants have used broad-based surveys of general industry companies of similar revenue size. Benchmarking data comes from companies with revenues of $5 billion or less, regressed to our revenue size. This sample was chosen because it best represents our labor market for executive talent, which is broader than the paper industry, and provides a reasonable sample size that allows us to track changes in the labor market for executive talent. Our corporate human resources director provides the consultant with descriptions of our executives’ responsibilities but does not participate in the market surveys or analyses. The Chief Executive Officer ( the “CEO”) provides a description of our business but does not participate in the market surveys or analyses. In the years in which we do not ask a consultant to conduct a full market survey and analysis, we ask a consultant to instead provide us with a general rate of market increase for executive compensation and we apply that general rate of increase to the market pay determined in the prior year’s analysis.

Our corporate human resources director also provides organizational and technical support to the Compensation Committee by coordinating the work of the compensation consultant and providing relevant information about company policies and practices.

The Compensation Committee engaged Towers Perrin as our compensation consultant to conduct a compensation survey in 2007. Their findings, after reviewing all elements of total compensation, including base salary, target bonus and most recent grant of stock appreciation rights, showed that, in the aggregate, we are competitive with the external market median, though there is variation by position/incumbent and element of pay. Towers Perrin recommended a change in our long-term compensation mix which the Compensation Committee approved. The change is explained more fully in the discussion of Long-Term Compensation. Benefits paid upon a change of control are generally consistent with market practices, with the exception of the multiple for a CEO which is typically closer to three-times covered pay. During 2007, Mr. Richards change of control agreement was modified to three times covered pay which is explained more fully in the discussion of Termination Protection Agreements.

The Compensation Committee is responsible for authorizing the compensation of the CEO, subject to ratification by the Board of Directors, approving the compensation of the named executive officers based on the recommendations of the CEO and reviewing the compensation of the other executive officers. The Compensation Committee considers market analysis and data from Towers Perrin in authorizing and approving compensation arrangements for executive officers. Decisions to increase or decrease executive compensation materially, if any, are based on: (1) significant changes in individual performance; (2) significant changes in job duties and responsibilities; and/or (3) review of market pay levels to ensure compensation is competitive.

Annual Performance-Based Incentive Plan. Our annual performance-based incentive bonus is based on performance against growth in the value of the business, which we refer to as business value added or BVA. BVA is calculated as earnings before interest and taxes less a calculated cost of capital. The cost of capital is generated by multiplying 11% times our non-interest bearing invested capital. The Annual Performance-Based Incentive Plan allows for adjustments, as approved by the Compensation Committee, to the calculation of earnings before interest and taxes and non-interest bearing invested capital. These adjustments are restricted to special circumstances such as restructuring, refinancing, acquisitions, significant leases, multi-year capital improvement installations and intellectual capital investment (i.e. research and development) or other items the committee determines should be adjusted. Bonuses are awarded when business value added is above the predetermined threshold that has been determined by the Compensation Committee (see table below). Performance below threshold generally will result in no annual performance-based incentive compensation and a threshold performance will result in a 20% of target payment. In 2007, BVA targets were set at a level of improvement from the prior year for the performance groups listed below. Negative values result when the profits generated from the business do not cover the calculated cost of capital invested in the business. Bonuses awarded to executive officers who are responsible for the management of a division will be measured on performance of their respective division’s BVA and also on BVA for all of Appleton. Bonuses awarded to other executive officers will be measured against BVA for all of Appleton. Mr. Richards, Mr. Ferree and Ms. Tyczkowski are measured against BVA for all of Appleton. Mr. Schonfeld is measured against BVA for the technical papers division (80%) and BVA for all of Appleton (20%). Ms. Macdonald  is measured against BVA for BemroseBooth (50%), BVA for the technical papers division (30%) and BVA for all of Appleton (20%).

2007 BVA Performance Goals ($millions)

	Payout Levels
	20% of Target	Target	200% of Target	300% of Target
All Appleton	(25.0)	(23.0)	(16.0)	(11.0)
Technical Papers	0.0	3.5	9.0	12.3
Performance Packaging	(3.4)	(2.5)	0.0	1.0
BemroseBooth	(7.5)	(6.9)	(5.5)	(4.0)

The annual performance-based incentive bonus when BVA results are at target is 75% of base salary for the CEO and 50% of base salary for all other named officers. The Compensation Committee made certain adjustments to 2007 BVA based on a multi-year capital investment and a one-time tax benefit. In 2007, actual BVA performance against target was 95% for All Appleton (-$23.1 million), 182% for the technical papers division (+$8.0 million) and below threshold for both the performance packaging division (-$7.2 million) and BemroseBooth (-$11.8 million). For each executive other than the CEO, the CEO has discretion to increase or decrease the executive’s annual performance-based incentive bonus by 20% without Compensation Committee approval based on the executive’s achievement of strategic business objectives established by the CEO and reviewed with the Compensation Committee at the beginning of the fiscal year. Some of these objectives may be measurable while others may require more judgment and discretion to evaluate. Ms. Macdonald is the only named officer receiving an adjustment (+26.4% of earned bonus) for 2007 performance due to exceptional international performance. The additional increase above the CEO limit of +20% was approved by the Compensation Committee. We believe the focus on BVA and other identified strategic business objectives closely ties this element of executive compensation to our long-term objective to increase shareholder value and performance relative to annual operating measures of revenue growth and return on invested capital.

Long-Term Compensation. We have two forms of long-term compensation, the Appleton Papers Inc. Long-Term Incentive Plan (or the LTIP) and the Appleton Papers Inc. Long-Term Performance Cash Plan (or the Performance Cash Plan). Of the combined value that can be earned in long-term performance-based incentives, approximately 75% will come from the LTIP and 25% from the Performance Cash Plan. We believe the long-term incentive plans encourage retention of executive talent and provide appropriate incentives to increase PDC's share price.

Long-Term Incentive Plan. The LTIP was amended and restated effective January 1, 2008. The purpose of the plan is to attract and retain key management employees who are in a position to make a significant contribution to the growth and profitability of the Company by providing a reward for increase in stock performance to align with shareholder interests. The plan provides for future cash payments based on increases in the value of PDC common stock, as determined by the semi-annual valuation provided by the ESOP trustee. LTIP units are awarded annually to employees in an aggregate total up to 400,000 units of PDC stock. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. The cash payment upon the exercise of a unit is equal to the increase in the value of PDC common stock from the date of grant until the exercise date. At present, approximately 94 current executive and management employees participate in the plan.

Employees are generally entitled to exercise any LTIP units only after holding the units for at least three years and for up to ten years from the date of grant. There were no units exercised by an executive officer under the LTIP during 2007. Ms. Tyczkowski is the only executive officer with units in this plan which she has held for more than three years. She may exercise her right to receive a cash payment in 2008. In the event of a change of control as defined in our Termination Protection Agreements, described below, the LTIP units become immediately exercisable. If payments under the LTIP in connection with a change of control constitute “excess parachute payments” as defined in Section 280G of the Internal Revenue Code, or the Code, which are subject to the excise tax imposed by Section 4999 of the Code, the payments provided under the LTIP shall be increased so that the net amount retained by the employee after deduction of any excise tax on the payment, and any income tax and excise tax on the additional payments, shall be equal to the original payment.

Upon termination of a holder’s employment due to death, disability or retirement, the award of LTIP units shall be one-third vested and exercisable for each completed year of employment after the grant of such LTIP unit. Upon termination of employment for any other reason, any LTIP units held for at least three years are then exercisable, and any units held for fewer than three years are forfeited.

The first grant of LTIP units occurred on November 9, 2001, with additional awards made effective as of January 1, 2003, January 1, 2004, July 1, 2005, January 1, 2006 and January 1, 2007. We expect to make additional grants every year effective as of January 1. The actual awards of LTIP units have not been and will likely not be made on the effective date. The actual awards will be made on a date: following the effective date as long as the share price has not changed since the effective date. This delay is a result of the administrative time needed by the trustee to determine and communicate the most recent PDC stock price through the semi-annual ESOP valuation process. The Compensation Committee determines awards for the CEO and reviews the recommendations made by the CEO for other named executive officers. Management decides which employees are in a position to make a significant contribution to our growth and profitability, and of the employees who receive LTIP awards, most receive such awards based on our succession planning and leadership management process.

Long-Term Performance Cash Plan. The Performance Cash Plan is a new program established effective January 1, 2008. Our Board of Directors adopted this plan for the purpose of attracting and retaining key management employees who are in a position to make a significant contribution to our long-term strategic objectives of revenue growth and profitability of the Company. The plan provides for annual grants of long-term cash-based performance awards, which may be earned by participants based on the Company’s achievement of pre-established performance measures and the participant’s continued employment. Performance measures include increases in average revenue growth and average return on invested capital over a three-year performance period. The plan is an unfunded bonus program of the Company and does not permit participants to elect to defer their compensation.

At or shortly after the start of the three-year performance cycle, a target award shall be established for each participant. Target awards, based on market competitive values, will be expressed as a fixed dollar amount. At the end of the performance cycle, the target award will be revalued based upon the Compensation Committee’s evaluation of the Company’s performance against the pre-established performance measures. For the 2008-2010 performance cycle, the resulting award value can range from 50% to 150% of the target award. Performance below the minimum results in zero compensation and overall payments are capped at 150% of target.

In the event of a change of control during a performance cycle, the participant shall, receive a prorated final award equal to 100% of the participant’s outstanding target award. The prorated final award is determined based on the number of months of employment completed during the performance cycle up to and including the month of the change of control divided by the total number of months for the performance cycle multiplied by 100% of the target award. If payments under the Performance Cash Plan in connection with a change of control constitute “excess parachute payments” as defined in Section 280G of the Code, which are subject to the excise tax imposed by Section 4999 of the Code, the payments provided under the Performance Cash Plan shall be increased so that the net amount retained by the employee after deduction of any excise tax on the payment, and any income tax and excise tax on the additional payments, shall be equal to the original payment.

Upon termination of a participant’s employment due to death, disability or retirement, a prorated award will be paid to the participant (or designated beneficiary in the case of death). The prorated award is determined by reference to months of employment completed during the performance cycle, the target award and the Company’s performance against the established performance measures at the end of the month of the death, disability or retirement. Upon termination of employment for any other reason, no award will be paid to the participant.

The first performance cycle will be from January 1, 2008 through December 31, 2010. We expect to start new performance cycles every year effective as of January 1.

Equity Ownership. Our executives are eligible to participate in our ESOP in the same manner and with the same rights as all other U.S. employees. Because the ESOP is a plan qualified under ERISA, we may not require executive participation in the ESOP at any level nor may we take any adverse employment action against an executive for the exercise of his or her right to participate or not participate in the ESOP. We believe, however, that it is in the best interests of the employees as beneficial owners for executives to acquire and maintain beneficial ownership interests in the Company and accordingly have adopted guidelines to that effect. The guidelines suggest an equity position having a value of six times base salary for the CEO, five times base salary for the CFO, and four times base salary for other executive reports to the CEO within five years of the start of employment. Values in the ESOP, LTIP and any other nonqualified deferred compensation arrangement with values tied to PDC performance, will be counted toward the guideline.

Termination or Change of Control. We have entered into Termination Protection Agreements (or TPAs) with certain of our executive officers. Subject to and limited by the language of the agreements, these agreements provide for certain payments to the executive officers following a “change of control,” as defined in the TPA, if we terminate the executive officer’s employment other than for misconduct or “permanent disability,” as defined in the TPA, or if the executive officer terminates employment for “good reason,” as defined in the TPA. “Change of control” is defined to include various events whereby ownership and control of the Company is effectively transferred, including termination of the ESOP. These events were chosen by the Company as appropriate events to trigger payment based on competitive market analysis of such agreements for executive officers. Our TPAs are discussed in detail under “Potential Payments Upon Termination or Change of Control,” below.

Our Compensation Decisions. The Compensation Committee makes compensation decisions after reviewing comparative compensation data as described earlier. We determine individual executive salaries based on the market pay for the executive’s position and the executive’s general level of performance in the position. An executive fully performing the duties of a position will be paid full median market pay for that position. An executive not yet fully performing in a position may receive less than median market pay. An executive making contributions significantly in excess of those expected for the position may receive greater than median market pay. The Compensation Committee uses quantitative and qualitative metrics and exercises some judgment in determining achievement of the overall company and division performance goals and assessing the named executive’s individual performance for the prior year. The Compensation Committee uses an evaluation of individual performance in determining increases to base salary and awarding annual performance-based incentive compensation and long-term compensation. Mr. Schonfeld brings extensive prior general management experience to the organization and Ms. Macdonald brings extensive international experience to the organization. For these reasons, the Compensation Committee has awarded pay above the market pay targets for their respective positions.

Compensation Committee Report

The Compensation Committee consists of three independent directors, Mr. Murphy, Mr. Reardon, and Ms. Seifert, with Ms. Seifert acting as the chairperson. The Compensation Committee is appointed annually by our Board of Directors and operates pursuant to a Charter, which is available at www.appletonideas.com (investor information section). The Compensation Committee is responsible for authorizing the compensation of the Chief Executive Officer subject to ratification by the Board of Directors, approving the compensation of the named executive officers based on the recommendations of the Chief Executive Officer, and reviewing the compensation of the other executive officers. It is also responsible for adopting and amending our general compensation policies and benefit plans, including our ESOP. The Compensation Committee may not delegate, and has not delegated, any of these duties to others.

The Compensation Committee has reviewed and discussed the above section titled “Compensation Discussion and Analysis” with management and, based on this review and discussion, recommended the inclusion of the “Compensation Discussion and Analysis” section in this annual report.

Members of the Compensation Committee
Kathi P. Seifert, chairperson
Terry M. Murphy
Andrew F. Reardon

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation($)(4)	Total ($)(5)
Mark R. Richards	2007	663,462	0	216,767	472,717	134,632	47,564	1,535,142
Chairman, President and Chief Executive Officer of Appleton and PDC	2006	584,615	0	346,519	833,076	56,164	49,546	1,869,920

Thomas J. Ferree	2007	329,231	0	0	156,385	24,284	49,663	559,563
Vice President, Finance and Chief Financial Officer of Appleton and Chief Financial Officer of PDC(6)	2006	62,500	56,250(8)	0	0	7,365	41,337	167,452

Sarah T. Macdonald	2007	279,231	36,858(9)	22,952	102,758	30,000	29,833	501,632
Vice President and General Manager, International	2006	275,000	0	52,347	140,663	18,729	30,636	517,375

Walter M. Schonfeld	2007	383,462	0	12,621	315,589	30,942	42,096	784,710
President, Technical Papers of Appleton(7)	2006	223,558	50,000(10)	7,174	220,313	16,618	53,392	571,055

Angela M. Tyczkowski	2007	283,462	0	19,704	134,644	81,114	30,926	549,850
Vice President, Secretary, General Counsel and Chief Compliance Officer of Appleton and Vice President, Secretary of PDC	2006	243,077	0	37,566	230,923	19,722	28,592	559,880

(1)
Option awards consist of grants of units under our Long-Term Incentive Plan. The amounts reflect the compensation costs recognized by the Company for financial reporting purposes under SFAS No. 123R for long-term performance-based incentive plan units. The valuation methods and material assumptions used in determining the long-term performance-based incentive plan units value are discussed in detail in Note 16 to Consolidated Financial Statement in Item 8, above.

(2)
Non-equity incentive plan compensation consists of payments under our Annual Performance-Based Incentive Plan. Amounts paid under the plan are determined based on company and division business value added performance and other extraordinary factors, positive or negative, determined by the CEO and the Compensation Committee. Amounts paid under the Annual Performance-Based Incentive Plan are earned in 2007 and paid in 2008.

(3)	The valuation methods and material assumptions used in determining the change in pension value are discussed in detail in Note 14 to Consolidated Financial Statements in Item 8, above.
(4)
The aggregate incremental costs of all perquisites are stated as actual costs to the Company. The relocation assistance provided to Messrs. Ferree and Schonfeld in 2006, as discussed below, is available to all salaried employees of the Company pursuant to our relocation policy.

All other compensation for 2007 consists of the following for each named executive officer:

Mr. Richards: company match contributions to ESOP defined contribution plan $13,500, allowance in lieu of perquisites $25,000, executive life insurance, travel and entertainment for spouse to company events, tax gross up on travel and entertainment for spouse to company events.

Mr. Ferree: company match contributions to ESOP defined contribution plan $13,500, allowance in lieu of perquisites $15,000, relocation assistance $19,058 and executive life insurance.

Ms. Macdonald: company match contributions to ESOP defined contribution plan $13,500, allowance in lieu of perquisites $15,000, travel and entertainment for spouse to company events and executive life insurance.

Mr. Schonfeld: company match contributions to ESOP defined contribution plan $13,500, allowance in lieu of perquisites $20,000, executive life insurance, travel and entertainment for spouse to company events, tax gross up on travel and entertainment for spouse to company events and relocation assistance.

Ms. Tyczkowski: company match contributions to ESOP defined contribution plan $13,500, allowance in lieu of perquisites $15,000, travel and entertainment for spouse to company events and tax gross up on travel and entertainment for spouse to company events.

(5)
The following executives deferred the following indicated amounts into the Nonqualified Excess Plan: Mr. Richards ($340,961); Ms. Macdonald ($70,416); Mr. Schonfeld ($11,504); Ms. Tyczkowski ($272,404). These deferrals are also described in the Nonqualified Deferred Compensation table.

(6)	Mr. Ferree joined the company in October 2006.
(7)	Mr. Schonfeld joined the company in May 2006.
(8)	Mr. Ferree was paid a $25,000 sign-on bonus as part of our offer of employment. Mr. Ferree’s guaranteed annual incentive payment of $31,250 for 2006 was fixed at the commencement of his employment.
(9)	Ms. Macdonald’s annual performance-based incentive compensation was adjusted by the Compensation Committee by $36,858 to more appropriately reflect her performance during 2007.
(10)	Mr. Schonfeld was paid a $50,000 sign-on bonus as part of our offer of employment.

Grants of Plan-Based Awards

Name	Plan	Grant Date(1)	Estimated Future Payouts Under Non- Equity Incentive Plan Awards (2)			All Other Option Awards: Number of Securities	Exercise or Base	Grant Date Fair Value of Stock
			Threshold($)	Target($)	Maximum($)	Underlying Options (#)(3)	Price of Option Awards($/Unit)(4)	and Option Awards($)(5)
Mark R. Richards	Annual Performance-Based Incentive Plan		99,519	497,596	1,492,789
	Long-Term Incentive Plan	1/1/07				90,000	33.62	0

Thomas J. Ferree	Annual Performance-Based Incentive Plan		32,923	164,615	493,846
	Long-Term Incentive Plan	1/1/07				25,000	33.62	0

Sarah T. Macdonald	Annual Performance-Based Incentive Plan		27,923	139,616	418,847
	Long-Term Incentive Plan	1/1/07				18,500	33.62	0

Walter M. Schonfeld	Annual Performance-Based Incentive Plan		38,346	191,731	575,192
	Long-Term Incentive Plan	1/1/07				35,000	33.62	0

Angela M. Tyczkowski	Annual Performance-Based Incentive Plan		28,346	141,731	425,192
	Long-Term Incentive Plan	1/1/07				20,000	33.62	0

(1)
The Grant Date for units under our LTIP reflects the date upon which the units were awarded to the named executive officer. The units are valued, as of the Grant Date, at the most recent PDC stock price as determined by the semi-annual ESOP valuation.

(2)
All Non-Equity Incentive Plan grants are made under our Annual Performance-Based Incentive Plan and were based on Company financial performance. The Threshold, Target and Maximum payouts stated are based on 2007 salaries. Actual amounts earned in 2007 and paid in 2008 are stated in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(3)	Option awards consist of grants of units under our Long-Term Incentive Plan.
(4)	The units granted under our LTIP are valued, as of the date of the grant, at the most-recent PDC stock price as determined by the semi-annual ESOP valuation.
(5)
We have determined, using the guidance provided in SFAS No. 123R, that the units awarded under the LTIP are liabilities subject to remeasurement at each reporting date. It is our policy to measure all of our liabilities incurred under the LTIP at intrinsic value.

Outstanding Equity Awards at Fiscal Year-End

Option awards in the table describe units issued under our Long-Term Incentive Plan.

Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price($)	Date Options Fully Vested(1)	Option Expiration Date(1)
	Exercisable(#)	Unexercisable(#)
Mark R. Richards
Units Awarded 2007	0	90,000	33.62	01/01/10	01/01/17
Units Awarded 2006	0	85,000	28.56	01/01/09	01/01/16
Units Awarded 2005	0	85,000	27.77	07/01/08	07/01/15
Thomas J. Ferree
Units Awarded 2007	0	25,000	33.62	01/01/10	01/01/17
Sarah T. Macdonald
Units Awarded 2007	0	18,500	33.62	01/01/10	01/01/17
Units Awarded 2006	0	9,000	28.56	01/01/09	01/01/16
Units Awarded 2005	0	9,000	27.77	07/01/08	07/01/15
Walter M. Schonfeld
Units Awarded 2007	0	35,000	33.62	01/01/10	01/01/17
Units Awarded 2006	0	18,500	31.27	07/01/09	07/01/16
Angela M. Tyczkowski
Units Awarded 2007	0	20,000	33.62	01/01/10	01/01/17
Units Awarded 2006	0	9,000	28.56	01/01/09	01/01/16
Units Awarded 2005	0	6,000	27.77	07/01/08	07/01/15
Units Awarded 2004	1,600	0	23.36	01/01/07	01/01/14

(1)	Employees are generally entitled to exercise any long-term performance-based incentive plan units only after holding the units for at least three years and for up to ten years from the date of grant.

Pension Benefits
Name	Plan Name	Number of Years of Credited Service(#)	Present Value of Accumulated Benefit($)(1)	Payments During Last Fiscal Year($)
Mark R. Richards	Pension	2.8	36,169	0
	SERP	2.8	164,917	0
Thomas J. Ferree	Pension	1.2	18,906	0
	SERP	1.2	12,743	0
Sarah T. Macdonald	Pension	2.2	22,104	0
	SERP	2.2	12,599	0
Walter M. Schonfeld	Pension	1.7	16,278	0
	SERP	1.7	31,073	0
Angela M. Tyczkowski	Pension	11.6	94,705	0
	SERP	11.6	38,298	0

(1)
The valuation methods and material assumptions used in determining the present value of accumulated pension benefits are discussed in detail in Note 14 to Consolidated Financial Statements in Item 8, above.

Pension Plan and Supplemental Executive Retirement Plan (“SERP”). We maintain a broad-based tax-qualified, noncontributory defined benefit pension plan for eligible salaried employees, which we refer to as the Pension Plan. Benefits under the Pension Plan vest after five years of service. Benefits are based on years of service and employee pay. We have also established the SERP to provide retirement benefits for management and other highly compensated employees whose benefits are reduced by the tax-qualified plan limitations in the Pension Plan. Benefits under the Pension Plan and the SERP are paid as annuities (except for small benefits unlikely to apply to any of the named executives). The SERP benefit, when added to the Pension Plan benefit, provides a combined benefit equal to the benefit under the Pension Plan as if certain tax-qualified plan limitations did not apply. Under the Pension Plan and the SERP, a pension is payable upon retirement at age 65 with 5 years of service. Benefit payments may begin as early as age 55. The benefit is actuarially reduced when payments begin earlier than age 65. In accordance with the terms of the plan, the company provides an enhancement to the benefit for all eligible salaried employees when age plus service equals 65 or more at the time of termination. The pension benefits are based on years of credited service and the average annual compensation received during the highest five full consecutive calendar years of the last ten years prior to retirement. Compensation covered by the plans includes base salary, bonus and deferred compensation and overtime pay.

In December 2007, it was announced that the Pension Plan covering eligible salaried employees, of which these named executives officers are participants, will be frozen effective December 31, 2014. It will be replaced effective January 1, 2015 with a broad-based tax-qualified, noncontributory defined contribution benefit, which we will refer to as the Retirement Contribution benefit described below. All eligible participants in the Pension Plan, including these named executive officers, will be given a one-time opportunity to accelerate participation in the Retirement Contribution benefit by electing to freeze their benefit in the Pension Plan on March 31, 2008 and begin receiving the Retirement Contribution benefit effective April 1, 2008.

Nonqualified Deferred Compensation
Name	Executive Contributions in Last Fiscal Year($)(1)		Our Contributions in Last Fiscal Year($)	Aggregate Earnings in Last Fiscal Year($)		Aggregate Withdrawals/ Distributions($)	Aggregate Balance at 12/29/07($)
Mark R. Richards	340,961	(2)	0	23,369		0	471,708
Thomas J. Ferree	0		0	0		0	0
Sarah T. Macdonald	70,416	(2)	0	11,120	(3)	0	225,906	(3)
Walter M. Schonfeld	11,504	(2)	0	209		0	11,713
Angela M. Tyczkowski	272,404	(2)	0	32,326		0	360,766

(1)	Contributions to the Nonqualified Excess Plan may include base salary and/or annual performance-based incentive pay.
(2)	Amounts reported as deferred under the Nonqualified Excess Plan are included as part of Total Compensation in the Summary Compensation Table.
(3)	Aggregate Earnings includes loss on earnings in 2007 of $756 from sign-on deferral and Aggregate Balance includes $120,310 from 2005 other deferred compensation.

Nonqualified Excess Plan. On February 1, 2006, we established a Nonqualified Excess Plan for approximately 100 highly compensated employees including directors and executive officers. This plan was established for the purpose of allowing a tax-favored option for saving for retirement when the Code limits the ability of highly compensated employees to participate under tax-qualified plans. This plan allows for deferral of compensation on a pre-tax basis and accumulation of tax-deferred earnings in an amount of up to 50% of a participant’s base salary and/or up to 75% of a participant’s annual performance-based incentive pay. Participants in the plan choose to have deferrals deemed invested in selected mutual funds. We invest funds equal to the amounts deferred by participants in the mutual funds which the participants select for their deemed investments. These funds are our assets to which the participants have no claim other than as general creditors of the Company. We pay administrative expenses of the plan and annually add funds to the plan to make up for any difference between the participants’ deemed investments and the actual performance of our investments. During 2007, approximately $976,473 was deferred into this plan.

Other Nonqualified Deferred Compensation. As part of her initial offer of employment in 2005, Ms. Macdonald was provided with $100,000 of deferred compensation. The deferred compensation will be increased or reduced by the change in value of PDC common stock as determined by the ESOP trustee. The deferred compensation will be paid upon termination in five annual installments at the rate of one-fifth of the original units.

Retirement Contribution Benefit and Excess Plan. As a replacement to the pension plan, any management employee hired after January 1, 2008, or those electing to freeze their accrued benefit under the pension plan on April 1, 2008 or January 1, 2015, will begin receiving a contribution for future retirement benefits into the 401(k) fund of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan (KSOP). The contribution is a points-based formula ranging from 1% to 5% of total compensation based on the employee’s age and service and is the same benefit provided to other eligible employees.

We have also established a benefit within the above referenced Nonqualified Excess Plan for management and other highly compensated employees whose benefits are reduced as the result of deferring income into the Nonqualified Excess Plan or by the tax-qualified plan income limitations applied to the KSOP Plan. This benefit provides the same 1% to 5% contribution calculated on excluded pay. There is an additional “KSOP match” of 6% of excluded pay which is calculated regardless of whether the employee participates in the KSOP plan.

The table below reflects the amount of compensation that would be paid to each of the named executive officers in the event of termination of such executive’s employment under various scenarios. The amounts shown assume that such termination was effective December 31, 2007. These amounts are estimates, the actual amounts to be paid can only be determined at the time of a termination or a change of control.

Potential Payments upon Termination or Change of Control

Name	Termination Other Than for Misconduct or With Good Reason	COBRA Health Benefits ($)(2)	Outplacement Services($)	Termination Protection Payments($)	Long-Term Incentive Plan Units Exercisable($)(3)	Company FICA To Be Paid($)(4)	Tax Gross-Up Payments($)	Total($)
Mark R. Richards(1)	Without Change of Control	12,879	9,950	1,012,500	0	14,681	0	1,050,010
	Within two years of Change of Control	25,758	9,950	3,543,750	872,750	64,039	1,859,601	6,375,848

Thomas J. Ferree	Without Change of Control	12,879	9,950	495,000	0	7,178	0	525,007
	Within two years of Change of Control	17,172	9,950	990,000	0	14,355	481,871	1,513,348

Sarah T. Macdonald	Without Change of Control	12,879	9,950	420,000	0	6,090	0	448,919
	Within two years of Change of Control	17,172	9,950	840,000	90,525	13,493	417,387	1,388,527

Walter M. Schonfeld	Without Change of Control	12,879	9,950	577,500	0	8,374	0	608,703
	Within two years of Change of Control	17,172	9,950	1,155,000	32,240	17,215	508,378	1,739,955

Angela M. Tyczkowski	Without Change of Control	12,879	9,950	427,500	10,624	6,353	0	467,306
	Within two years of Change of Control	17,172	9,950	855,000	89,370	13,693	457,798	1,442,983

(1)	Payments for Mr. Richards reflect new benefit level of three times pay within two years of Change of Control.
(2)	COBRA Health Benefits amounts stated in this table are based on average cost of medical and dental plans options.
(3)
In the event of a change of control as defined in our Termination Protection Agreements, the LTIP units become immediately exercisable. The amount reflects the value of all outstanding LTIP units on December 31, 2007. The value of outstanding LTIP units is determined by multiplying the number of units outstanding for each grant date by the change in unit value from the date of the grant to December 31, 2007

(4)	Assumes Medicare rate at 1.45%

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

If, within two years of a change of control, we terminate the executive officer’s employment other than for misconduct, or permanent disability, or he or she terminates for good reason, then he or she is entitled to a lump-sum cash payment. This payment will be equal to two times his or her annual base salary, plus a multiple of two times his or her targeted bonus for the fiscal year in which his or her employment terminates, or if no such bonus has been established for the fiscal year of termination, then the bonus for the fiscal year prior to termination is used. The executive officer will also be entitled to a lump-sum cash payment representing a partial bonus for the year of termination, based on the number of days the executive officer worked in the year of termination. Effective January 1, 2008, this payment will be equal to three times the annual base salary for the Chief Executive Officer, plus a multiple of three times his or her targeted bonus for the fiscal year in which his or her employment terminates.

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

Our Termination Protection Agreements provide that if certain amounts to be paid in connection with a change of control constitute “excess parachute payments,” as defined in Section 280G of the Code, which are subject to the excise tax imposed by Section 4999 of the Code, the severance benefits owed to the executive officer shall be increased such that the net amount retained by the executive officer after deduction of any excise taxes, and income taxes and excise taxes on the additional payments, shall be equal to the original severance benefits.

A “change of control” is defined in these agreements as:

•	the termination of the ESOP or amendment of the ESOP so that it ceases to be an employee stock ownership plan;

•	an event whereby the ESOP ceases to own a majority interest in Appleton;

•	the sale, lease, exchange or other transfer of all or substantially all of our assets to another entity;

•	our liquidation;

•	our merger or consolidation into another company; or

•	any other event whereby ownership and control is effectively transferred.

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

“Major business” is defined in these agreements as any business segment of the Company (e.g. carbonless copy paper, thermal paper or other business segments) that: (a) produced more than 5% of the revenues of the Company in the last full fiscal year prior to the executive’s termination; or (b) is projected to produce more than 5% of the revenues of the Company in the fiscal year of the executive’s termination or in either of the two succeeding fiscal years following the executive’s termination. Executive officers shall be deemed not a shareholder of a company that would otherwise be a competing entity if the executive officer’s record and beneficial ownership of the capital stock of such company amount to not more than 1% of the outstanding capital stock of any such company subject to the periodic and other reporting requirements of Section 13 or Section 15(d) of the Exchange Act.

Non-Employee Director Compensation. Cash compensation to directors of Appleton and PDC who are not employees of Appleton, PDC or any of their subsidiaries consists of $55,000 in annual fees, $10,000 annually for serving as the chairman of the Audit Committee, $5,000 annually for serving as the chairman of the Compensation Committee or Governance Committee. Director fees are paid quarterly in advance of the services being provided. There are no fees paid for participation in committee or board meetings. There are no changes in fees for 2008.

Directors also receive deferred compensation of $35,000 awarded in units which track PDC common stock similar to our Long-Term Incentive Plan for employees. Deferred compensation will be paid and calculated for six-month calendar periods of service beginning January 1 and July 1 using the PDC common stock price determined by the ESOP trustee as of the ESOP valuation date coincident with or most recently preceding such date of payment. If a director ceases to be a director during the six-month period, both the cash and deferred compensation will be prorated for the time served as a director. The deferred compensation will be paid upon cessation of service as a director in five annual cash installments, with each installment equal to one-fifth of the director’s units and the first installment paid following the next semi-annual share price determination. The value of the installment payment will be determined by the PDC common stock price in effect at the time of payment.

Director Compensation

Name	Fees Earned or Paid in Cash($) (1)	Option Awards ($) (2)	Total ($)
Stephen P. Carter	48,750	35,168	83,918
Terry M. Murphy	28,406	17,777	46,183
Ronald A. Pace	41,250	35,168	76,418
Andrew F. Reardon	28,406	17,777	46,183
Susan Scherbel	43,333	35,168	78,501
Kathi P. Seifert	45,000	35,168	80,168

(1)
Non-employee directors are entitled to participate in our Nonqualified Excess Plan. Mr. Carter deferred $48,750 of his cash compensation into that plan, and Mr. Pace deferred $41,250 of his cash compensation into that plan.

(2)
On January 1, 2007 each of the then non-employee directors were issued 520.5 deferred compensation units. On July 1, 2007, each of the then non-employee directors were issued 532.1 deferred compensation units. Messrs. Murphy and Reardon were named as directors in June 2007. The amounts reflect the compensation costs recognized by the Company for financial reporting purposes under SFAS No. 123R for long-term performance-based incentive plan units. The valuation methods and material assumptions used in determining the long-term performance-based incentive plan units value are discussed in detail in Note 16 to Consolidated Financial Statements in Item 8, above. We have determined, using the guidance provided in SFAS No. 123R, that the units awarded under the Long-Term Incentive Plan are liabilities subject to remeasurement at each reporting date. It is our policy to measure all of our liability incurred under the Long-Term Incentive Plan at intrinsic value. Therefore, the Grant Date Fair Value of each of the units is zero ($0).

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

Mr. Carter serves as the Audit Committee Chair, Ms. Seifert serves as the Compensation Committee Chair, and Ms. Scherbel serves as the Governance Committee Chair.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Appleton Papers Employee Stock Ownership Trust, whose address is c/o State Street Global Advisors, One Lincoln Street, Boston, Massachusetts 02111, owns beneficially and of record 100% of the issued and outstanding shares of PDC. PDC owns beneficially and of record 100% of the issued and outstanding shares of Appleton.

The following table sets forth as of December 31, 2007, the number of shares, if any, allocated to the accounts of the directors, the named executive officers and the directors and executive officers as a group in the Company Stock Fund of the KSOP.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent
Mark R. Richards	13,525	*
Thomas J. Ferree	1,302	*
Stephen P. Carter	— (2)	*
Terry M. Murphy	— (2)	*
Ronald A. Pace	— (2)	*
Andrew F. Reardon	— (2)	*
Susan Scherbel	— (2)	*
Kathi P. Seifert	— (2)	*
Sarah T. Macdonald	2,052	*
Walter M. Schonfeld	9,004	*
Angela M. Tyczkowski	18,712	*
All directors and executive officers as a group (15 persons)	154,348	*

*	Less than 1%.
(1)
Participants in the KSOP have the right to direct the ESOP trustee to vote shares of common stock which have been allocated to that participant’s ESOP account either for or against specified corporate events relating to PDC. For all other shareholder votes, the ESOP trustee will vote all shares of common stock held by the ESOP as directed by the ESOP committee, subject to the security holders agreements described above under “Item 10. Directors and Executive Officers of the Registrant.” Participants have statutory diversification rights beginning at age 55, conditional diversification rights, and the right to receive distributions from the participant’s KSOP account upon retirement, death, disability, resignation, dismissal or permanent layoff. Participants may not sell, pledge or otherwise transfer the shares of common stock allocated to their KSOP accounts.

(2)	Non-employee directors are not eligible to participate in the KSOP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.	Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for both the audit of our financial statements as of and for the years ended December 29, 2007 and December 30, 2006, and the review of the financial statements included in our Quarterly Reports on Form 10-Q and assistance with and review of documents filed with the SEC during those periods were $559,700 in fiscal 2007 and $521,740 in fiscal 2006. The aggregate fees billed by PricewaterhouseCoopers LLP for audit-related services were $65,200 in fiscal 2007 and $142,400 in fiscal 2006. The fiscal 2007 fees consist of consultations related to Sarbanes Oxley 404 requirements. The fiscal 2006 fees consist of $34,400 for consultations related to Sarbanes Oxley 404 requirements, $14,900 relating to the consent solicitation process, $89,700 for fraud investigation procedures and $3,400 for audit related services at Bemrose.

Tax Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for tax services were $123,100 in fiscal 2007 and $93,600 in fiscal 2006. The 2007 tax fees consist of tax compliance and consulting services primarily in the United Kingdom. The 2006 tax fees consist of $41,600 in tax service performed for Bemrose and expatriate tax services and other tax return reviews in the U.S. for $52,000.

All Other Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for all other services were $0 in fiscal 2007 and $11,000 in fiscal 2006.

PART IV
Item 15.                 Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

	Report of Independent Registered Public Accounting Firm	39

	Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006	40

	Consolidated Statements of Operations for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	41

	Consolidated Statements of Cash Flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	42

	Consolidated Statements of Redeemable Common Stock, Accumulated Deficit, Accumulated Other Comprehensive (Loss) Income and Comprehensive (Loss) Income for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	43

	Notes to Consolidated Financial Statements	44

(a)(2)	Financial Statement Schedule.

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	108

	SCHEDULE II – Valuation and Qualifying Accounts	109

(a)(3)	Exhibits.

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

4.5
First Supplemental Indenture, dated as of January 11, 2005, among Appleton Papers Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 8 1/8% Senior Notes due 2011.

4.6
Supplemental Indenture, dated as of January 11, 2005, among Appleton Papers Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 9 3/4% Senior Subordinated Notes due 2014.

4.7
Second Supplemental Indenture, dated as of June 13, 2006, among Appleton Papers Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 8 1/8% Senior Notes due 2011. Incorporated by reference to Exhibit 4.1 to Appleton’s current report on Form 8-K filed on June 16, 2006.

4.8
Second Supplemental Indenture, dated as of June 13, 2006, among Appleton Papers Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 9 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4/2 to Appleton’s current report on Form 8-K filed June 16, 2006.

4.9	Form of 8 1/8% Senior Notes due 2011. Incorporated by reference to Exhibit 4.3 to Appleton’s current report on Form 8-K filed June 16, 2006.

4.10	Form of 9 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.4 to Appleton’s current report on Form 8-K filed on June 16, 2006.

4.11
Credit Agreement, dated as of June 5, 2007, among Appleton Papers Inc., as the U.S. Borrower, BemroseBooth Limited, as the UK Borrower, Paperweight Development Corp. as Holdings, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, Banc of America Securities LLC as joint lead arranger and joint book manager, UBS Securities LLC as joint lead arranger, joint book manager and syndication agent, BNP Paribas, LaSalle Bank National Association and SunTrust Bank as co-co-documentation agents. Incorporated by reference to Exhibit 4.1 to Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 1, 2007.

10.1
Purchase Agreement by and among Arjo Wiggins Appleton p.l.c., Arjo Wiggins US Holdings Ltd., Arjo Wiggins North America Investments Ltd., Paperweight Development Corp. and New Appleton LLC, dated as of July 5, 2001. Incorporated by reference to Exhibit 10.4 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.1.1
Amendment to Purchase Agreement by and among Arjo Wiggins US Holdings Ltd., Arjo Wiggins North America Investments Ltd., Arjo Wiggins Appleton Ltd., Paperweight Development Corp. and New Appleton LLC, dated as of June 11, 2004. Incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.2
Fox River AWA Environmental Indemnity Agreement by and among Arjo Wiggins Appleton p.l.c., Appleton Papers Inc., Paperweight Development Corp. and New Appleton LLC, dated as of November 9, 2001. Incorporated by reference to Exhibit 10.6 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

10.2.1
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

10.3.1
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

10.5
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

10.6
Assignment and Assumption Deed, dated as of November 9, 2001, between Arjo Wiggins Appleton p.l.c. and Arjo Wiggins Appleton (Bermuda) Limited. Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.

10.7
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

10.9
Appleton Papers Inc. New Deferred Compensation Plan, as amended on October 31, 2002, and restated effective as of November 9, 2001. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.(1)

10.10	The Executive Nonqualified Excess Plan of Appleton Papers Inc. Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.10.1
Adoption Agreement, dated as of January 3, 2006, by Appleton Papers Inc. and Principal Life Insurance Company, as the provider. Incorporated by reference to Exhibit 10.13.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (1)

10.11
Appleton Papers Inc. Long-Term Incentive Plan, as amended and restated, effective as of January 1, 2004. Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.(1)

10.12
Appleton Papers Inc. Supplemental Executive Retirement Plan, as amended through March 28, 2001. Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.(1)

10.13	Form of Termination Protection Agreement. Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.(1)

10.14	Termination Protection Agreement Amendment for Mark R. Richards dated effective January 4, 2008. (1)

10.15
Amended and Restated Intellectual Property Agreement among Appleton Papers Inc., WTA Inc., Appleton Coated Papers Holdings Inc. and Appleton Coated LLC, dated as of November 9, 2001. Incorporated by reference to Exhibit 10.20 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.16
Trademark License Agreement between Appleton Papers Inc., f/k/a Lentheric, Inc., and NCR Corporation, dated as of June 30, 1978. Incorporated by reference to Exhibit 10.21 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.17
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

10.19	Appleton Papers Retirement Savings and Employee Stock Ownership Plan effective September 19, 2006.

10.19.1	Resolution by Appleton’s ESOP Administrative Committee effective January 1, 2008, amending Appleton Papers Retirement Savings and Employee Stock Ownership Plan effective January 1, 2008.

10.20	Amended and restated Appleton Papers Inc. Retirement Plan approved December 5, 2007.

10.20.1	Resolution by Appleton’s Board of Directors dated December 5, 2007 amending Appleton Papers Inc. Retirement Plan effective January 1, 2008.

10.21	Form of Non-Employee Director Deferred Compensation Agreement. Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006.

10.22
Appleton Papers Inc. Long-Term Incentive Plan, as amended and restated, effective as of January 1, 2006.(1) Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006.

10.23	Appleton Papers Inc. Long-Term Performance Cash Plan effective January 1, 2008.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Paperweight Development Corp.

31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Thomas J. Ferree, Vice President, Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.4	Certification of Thomas J. Ferree, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Ferree, Vice President, Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Thomas J. Ferree, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

(1)	Management contract or compensatory plan or arrangement.

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

APPLETON PAPERS INC.

By:	/s/ Mark R. Richards
Mark R. Richards President and Chief Executive Officer
Date:	March 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ MARK R. RICHARDS Mark R. Richards	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 11, 2008

/s/ THOMAS J. FERREE Thomas J. Ferree	Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 11, 2008

/s/ JEFFREY J. FLETCHER Jeffrey J. Fletcher	Controller (Principal Accounting Officer)	March 11, 2008

/s/ STEPHEN P. CARTER Stephen P. Carter	Director	March 11, 2008

/s/ TERRY M. MURPHY	Director	March 11, 2008
Terry M. Murphy

/s/ RONALD A. PACE Ronald A. Pace	Director	March 11, 2008

/s/ ANDREW F. REARDON	Director	March 11, 2008
Andrew F. Reardon

/s/ KATHI P. SEIFERT Kathi P. Seifert	Director	March 11, 2008

/s/ SUSAN SCHERBEL Susan Scherbel	Director	March 11, 2008

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been provided to security holders covering the registrant’s fiscal year 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.

By:	/s/ Mark R. Richards
Mark R. Richards President and Chief Executive Officer
Date:	March 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ MARK R. RICHARDS Mark R. Richards	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 11, 2008

/s/ THOMAS J. FERREE Thomas J. Ferree	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 11, 2008

/s/ JEFFREY J. FLETCHER Jeffrey J. Fletcher	Assistant Treasurer and Controller (Principal Accounting Officer)	March 11, 2008

/s/ STEPHEN P. CARTER Stephen P. Carter	Director	March 11, 2008

/s/ TERRY M. MURPHY	Director	March 11, 2008
Terry M. Murphy

/s/ RONALD A. PACE Ronald A. Pace	Director	March 11, 2008

/s/ ANDREW F. REARDON	Director	March 11, 2008
Andrew F. Reardon

/s/ KATHI P. SEIFERT Kathi P. Seifert	Director	March 11, 2008

/s/ SUSAN SCHERBEL Susan Scherbel	Director	March 11, 2008

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been provided to security holders covering the registrant’s fiscal year 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON
FINANCIAL STATEMENT SCHEDULE

To the Shareholder and Board of Directors of Paperweight Development Corp. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated March 5, 2008 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 5, 2008

SCHEDULE II—Valuation and Qualifying Accounts
(dollars in thousands)

Allowance for Losses on Accounts Receivable	Balance at Beginning of Period	Acquisition of Business	Charged to Costs and Expenses	Amounts Written Off Less Recoveries	Balance at End of Period
December 31, 2005	$2,464	$48	$283	$(1,516)	$1,279
December 30, 2006	$1,279	$—	$895	$(127)	$2,047
December 29, 2007	$2,047	$—	$894	$(1,461)	$1,480

Inventory Reserve
December 31, 2005	$3,390	$106	$1,996	$(1,605)	$3,887
December 30, 2006	$3,887	$—	$3,683	$(1,978)	$5,592
December 29, 2007	$5,592	$—	$659	$(2,515)	$3,736

The amounts above do not include Bemrose since it has been reclassified as discontinued operations. Its period-end balance of allowance for losses on accounts receivable was $353, $752 and $705 for 2007, 2006 and 2005, respectively. Its period-end inventory reserve was $1,598, $1,778 and $1,279 for 2007, 2006 and 2005, respectively.

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of a schedule or because the information required is included in the consolidated financial statements of PDC or the notes thereto or the schedules are not required or are inapplicable under the related instructions.