Form 10-Q
period 2008-09-28
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2008-11-12
CIK 1144326, 1166365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For The Transition Period From __________ To __________.

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

Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No 

Indicate by check mark whether each of the registrants is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer                                               Accelerated filer 
Non-accelerated filer ☒ (do not check if a smaller reporting company)       Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No ☒

As of November 1, 2008, 10,406,611 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of November 1, 2008, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

INDEX

		Page Number
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)	3

	a) Condensed Consolidated Balance Sheets	3

	b) Condensed Consolidated Statements of Operations	4

	c) Condensed Consolidated Statements of Cash Flows	5

	d) Consolidated Statements of Redeemable Common Stock, Accumulated Deficit, Accumulated Other Comprehensive Income (Loss) and Comprehensive (Loss) Income	6

	e) Notes to Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4	Controls and Procedures	36

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	37

Item 1A	Risk Factors	37

Item 6	Exhibits	39

Signatures		40

PART 1—FINANCIAL INFORMATION
Item 1—Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	September 28,	December 29,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$7,834	$44,838
Accounts receivable, less allowance for
doubtful accounts of $1,726 and $1,480, respectively	124,071	116,762
Inventories	138,318	124,078
Other current assets	42,372	12,210
Assets of discontinued operations	-	36,731
Total current assets	312,595	334,619

Property, plant and equipment, net of accumulated depreciation of
$391,359 and $353,975, respectively	444,001	393,742
Goodwill	32,562	50,246
Intangible assets, net	73,910	77,340
Environmental indemnification receivable	136,422	165,198
Other assets	20,080	24,617
Assets of discontinued operations	-	57,646

Total assets	$1,019,570	$1,103,408

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$3,613	$3,138
Accounts payable	87,196	82,621
Accrued interest	11,119	4,688
Other accrued liabilities	80,474	81,348
Liabilities of discontinued operations	-	21,685
Total current liabilities	182,402	193,480

Long-term debt	595,147	539,105
Postretirement benefits other than pension	46,365	47,436
Accrued pension	9,350	16,857
Environmental liability	136,422	173,353
Other long-term liabilities	4,869	6,794
Liabilities of discontinued operations	-	20,750
Commitments and contingencies (Note 13)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000
shares issued and outstanding: 10,793,121 and 11,116,751, respectively	169,344	182,040
Accumulated deficit	(129,375)	(80,086)
Accumulated other comprehensive income	5,046	3,679

Total liabilities, redeemable common stock, accumulated
deficit and accumulated other comprehensive income	$1,019,570	$1,103,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Net sales	$255,216	$247,242	$741,225	$722,357

Cost of sales	211,173	186,824	592,022	549,001

Gross profit	44,043	60,418	149,203	173,356

Selling, general and administrative expenses	39,687	42,223	124,105	129,469
Goodwill impairment	17,684	-	17,684	-
Restructuring and other charges	-	248	-	1,442

Operating (loss) income	(13,328)	17,947	7,414	42,445

Other expense (income)
Interest expense	10,748	12,475	32,034	36,912
Debt extinguishment expenses	-	88	-	1,141
Interest income	(128)	(506)	(365)	(1,882)
Litigation settlement, net (Note 13)	-	-	(22,274)	-
Foreign exchange loss (gain)	1,774	(627)	2,000	(1,301)

(Loss) income from continuing operations before income taxes	(25,722)	6,517	(3,981)	7,575

Provision (benefit) for income taxes	85	(238)	177	233

(Loss) income from continuing operations	(25,807)	6,755	(4,158)	7,342

Discontinued operations
(Loss) income from discontinued operations, net of income taxes	(4,224)	524	(47,149)	(1,886)

Net (loss) income	$(30,031)	$7,279	$(51,307)	$5,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands)
	September 28, 2008	September 30, 2007
Cash flows from operating activities:
Net (loss) income	$(51,307)	$5,456
Adjustments to reconcile net (loss) income to net cash
(used) provided by operating activities:
Depreciation	40,893	47,372
Amortization of intangible assets	3,430	5,821
Impairment of continuing operations goodwill	17,684	-
Impairment of discontinued operations goodwill and long-lived assets	42,207	-
Amortization of financing fees	1,765	2,065
Employer 401(k) noncash matching contributions	4,400	5,158
Foreign exchange loss (gain)	2,399	(1,251)
Loss on disposals of equipment	1,298	970
Accretion of capital lease obligation	87	117
Debt extinguishment expenses	-	266
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(396)	(5,752)
Inventories	(18,978)	3,095
Other current assets	(63)	(595)
Accounts payable and other accrued liabilities	(20,363)	(7,396)
Accrued pension	(6,992)	(5,698)
Fox River liabilities	(19,662)	-
Other, net	(1,488)	775

Net cash (used) provided by operating activities	(5,086)	50,403

Cash flows from investing activities:
Proceeds from sale of equipment	8	4
Net change in cash upon sale of Bemrose Group Limited	(2,892)	-
Restricted cash for mill expansion	-	(8,665)
Additions to property, plant and equipment	(74,638)	(28,427)

Net cash used by investing activities	(77,522)	(37,088)

Cash flows from financing activities:
Payments of senior secured notes payable	(1,687)	(196,095)
Proceeds from senior secured notes payable	-	225,000
Payments of senior notes payable	-	(5,470)
Debt acquisition costs	-	(2,229)
Payments relating to capital lease obligation	(548)	(548)
Proceeds from revolving lines of credit	272,607	72,129
Payments of revolving lines of credit	(214,272)	(69,578)
Proceeds from State of Ohio financing	-	9,105
Payments of State of Ohio loan	(130)	-
Proceeds from issuance of redeemable common stock	3,721	4,355
Payments to redeem common stock	(17,491)	(28,590)
Increase (decrease) in cash overdraft	3,083	(3,990)

Net cash provided by financing activities	45,283	4,089

Effect of foreign exchange rate changes on cash and cash equivalents	321	(247)
Change in cash and cash equivalents	(37,004)	17,157
Cash and cash equivalents at beginning of period	44,838	19,975

Cash and cash equivalents at end of period	$7,834	$37,132
 The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND COMPREHENSIVE (LOSS) INCOME
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock			Accumulated
				Other
	Shares		Accumulated	Comprehensive	Comprehensive
	Outstanding	Amount	Deficit	Income (Loss)	(Loss) Income
Balance, December 29, 2007	11,116,751	$182,040	$(80,086)	$3,679

Comprehensive loss:
Net loss	-	-	(51,307)	-	$(51,307)
SFAS 158 pension liability adjustment	-	-	-	7,975	7,975
Foreign currency translation adjustment	-	-	-	(8,112)	(8,112)
Realized and unrealized gain on derivatives	-	-	-	1,504	1,504
Total comprehensive loss					$(49,940)
Issuance of redeemable common stock	253,936	6,813	-	-
Redemption of redeemable common stock	(577,566)	(17,491)	-	-
Accretion of redeemable common stock	-	(2,018)	2,018	-

Balance, September 28, 2008	10,793,121	$169,344	$(129,375)	$5,046

Balance, December 30, 2006	11,550,231	$190,466	$(67,885)	$(5,010)

Comprehensive income:
Net income	-	-	5,456	-	$5,456
Foreign currency translation adjustment	-	-	-	1,992	1,992
Realized and unrealized loss on derivatives	-	-	-	(835)	(835)
Total comprehensive income					$6,613
Issuance of redeemable common stock	241,924	7,957	-	-
Redemption of redeemable common stock	(866,421)	(28,590)	-	-
Accretion of redeemable common stock	-	2,391	(2,391)	-

Balance, September 30, 2007	10,925,734	$172,224	$(64,820)	$(3,853)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three and nine months ended September 28, 2008 and September 30, 2007, the cash flows for the nine months ended September 28, 2008 and September 30, 2007 and financial position at September 28, 2008 have been made. All adjustments made were of a normal recurring nature.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes of Paperweight Development Corp. (“PDC”) and its wholly-owned subsidiaries (collectively the “Company”) for each of the three years in the period ended December 29, 2007, which are included in the annual report on Form 10-K for the year ended December 29, 2007. The consolidated balance sheet data as of December 29, 2007, contained within these condensed financial statements, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Appleton Papers Inc. (“Appleton”) is a wholly-owned subsidiary of PDC.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

2.       DISCONTINUED OPERATIONS/SALE OF BUSINESS

Late in 2007, Appleton committed to a formal plan to sell Bemrose Group Limited (“Bemrose”), its secure and specialized print services business based in Derby, England. Bemrose is a leading U.K. provider of mission critical security and specialized print services. At the time of its acquisition in December 2003, Bemrose was expected to provide Appleton with a new product entry in the U.K. security print market, with opportunities to expand into the U.S. market. After conducting a strategic review in the fourth quarter of 2007, Appleton decided to focus its attention and expand its leadership positions in its core businesses. The operating results of Bemrose for the three and nine months ended September 28, 2008 and September 30, 2007 have been reclassified and are now reported separately as discontinued operations. In addition, Appleton reclassified the assets and liabilities of Bemrose, at December 29, 2007, as discontinued operations.

    On August 1, 2008, Appleton completed the sale of Bemrose receiving $3.9 million of cash and $6.4 million of notes receivable to be settled within 75 and 180 days after closing. Payment was received on November 4, 2008 for the first tranche. In anticipation of the sale transaction, the Company recorded impairment charges aggregating $41.2 million related to goodwill and other long-lived assets for the three months ended June 29, 2008. These charges arose in the second quarter due to a decline in the value of the business arising primarily as the result of deteriorating economic conditions and tougher markets for Bemrose products, as well as increased funding requirements of the Bemrose pension plan arising from negotiations with the plan trustees. During the third quarter of 2008 Appleton recorded additional loss from discontinued operations of $4.2 million consisting of a $2.1 million operating loss and $2.1 million of additional impairment relating to an out-of-period adjustment between quarters in fiscal 2008 that was considered not material to the Company’s consolidated financial statements for any periods presented.

The following table presents the net sales and (loss) income before income taxes with respect to Bemrose (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Net sales	$8,522	$25,705	$55,675	$71,126

Operating (loss) income	$(2,151)	$159	$(4,942)	$(4,183)
Impairment charge	(2,073)	-	(42,207)	-
(Loss) income before income taxes	$(4,224)	$159	$(47,149)	$(4,183)

Bemrose was previously reported as a separate reportable segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3.       GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill as of September 28, 2008 and December 29, 2007 was $32.5 million and $50.2 million, respectively, and was assigned entirely to the performance packaging segment.

Goodwill and intangible assets with indefinite lives are not amortized; however, in accordance with Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets," they must be tested for impairment annually or more frequently if events or changes in circumstances indicate an asset might be impaired. The goodwill impairment analysis consists of a comparison of the fair value of the related reporting unit with its carrying amount.  If the carrying amount of the reporting unit exceeds its fair value, a second step test for impairment is performed.

As of September 28, 2008, an impairment analysis was performed of the performance packaging business due to the current depressed economic future outlook and revised future cash flow projections.  Estimated fair value for purposes of the impairment test was based on either discounted cash flow projections or an independent third-party valuation.  As a result, the Company recorded a $17.7 million goodwill impairment charge for the three months ended September 28, 2008. To the extent current market conditions persist or performance packaging's future operating results do not meet expectations, the Company may record additional impairment charges that could be material to the Company's consolidated financial statements.

The Company’s other intangible assets consist of the following (dollars in thousands):

	As of September 28, 2008		As of December 29, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Trademarks	$49,255	$18,398	$49,255	$16,652
Patents	30,979	30,588	30,979	29,920
Customer relationships	26,024	6,237	26,024	5,261
Non-compete agreements	932	922	932	882
Subtotal	107,190	$56,145	107,190	$52,715
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$130,055		$130,055

Of the $130.1 million of acquired intangible assets, $72.1 million was assigned to registered trademarks. Trademarks of $44.6 million related to carbonless paper and $4.6 million related to the Company’s 2003 and 2005 acquisitions are being amortized over their estimated useful lives of 20 years, while the remaining $22.9 million of trademarks are considered to have indefinite lives and are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships and 1 to 5 years for non-compete agreements. Amortization expense for the three and nine months ended September 28, 2008 approximated $0.9 million and $3.4 million, respectively. Amortization expense for the three and nine months ended September 30, 2007 approximated $1.6 million and $5.2 million, respectively.

During first quarter 2007, Appleton received formal notice from the Internal Revenue Service that it agreed to settle Appleton’s refund claims filed for tax years 1999 and 2000. The total amount of the refund was $6.3 million, of which, $5.2 million was a refund of income tax paid and $1.1 million was interest. As this refund related to tax periods prior to the November 9, 2001 acquisition date, the $5.2 million was recorded as a reduction in purchase price via a decrease to long-lived intangible assets. Of the $1.1 million of interest, approximately $1.0 million pertained to the accrual of interest subsequent to the acquisition date and, as such, was included in first quarter 2007 interest income. The remaining $0.1 million of interest earned was related to tax periods prior to the acquisition date and was also recorded as a reduction in purchase price via a decrease to long-lived intangible assets. This refund was received by Appleton in early April 2007. During second quarter 2007, Appleton filed claims for the corresponding state income tax refunds. The total amount of these refund claims was $0.4 million, of which, $0.3 million was a refund of state income tax paid and $0.1 million was interest. As this refund also related to tax periods prior to the acquisition date, $0.3 million of tax and interest was recorded as a reduction in purchase price via a decrease to long-lived intangible assets. The remaining $0.1 million of interest pertained to the accrual of interest subsequent to the acquisition date and was included in second quarter 2007 interest income.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4.       RESTRUCTURING AND OTHER CHARGES

In 1999, the Company committed to exiting its New York distribution center in 2001 because it was no longer needed and recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expired in July 2007. During 2005-2007, $1.9 million of additional restructuring expense was recorded for lease payments and repairs to be made to the facility in accordance with the expiration terms of the lease agreement. During 2007, $0.2 million and $1.4 million was recorded as restructuring expense for the three and nine months ended September 30, 2007, respectively.

5.        INVENTORIES

Inventories consist of the following (dollars in thousands):

	September 28, 2008	December 29, 2007
Finished goods	$72,977	$67,596
Raw materials, work in process and supplies	75,129	66,575
	148,106	134,171
Inventory reserve	(3,431)	(3,736)
	144,675	130,435
LIFO reserve	(6,357)	(6,357)
	$138,318	$124,078

Stores and spare parts inventory balances of $22.7 million and $22.0 million at September 28, 2008 and December 29, 2007, respectively, are valued at average cost and included in raw materials, work in process and supplies. Inventories valued using the FIFO method approximated 16% of the Company’s total inventory balance at September 28, 2008 and 12% of the Company’s total inventory balance at December 29, 2007.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	September 28, 2008	December 29, 2007
Land and improvements	$9,772	$9,603
Buildings and improvements	96,288	95,421
Machinery and equipment	678,171	560,323
Software	34,057	33,779
Capital lease	4,764	4,764
Construction in progress	12,308	43,827
	835,360	747,717
Accumulated depreciation/amortization	(391,359)	(353,975)
	$444,001	$393,742

Depreciation expense for the three and nine months ended September 28, 2008 and September 30, 2007 consists of the following (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
Depreciation Expense	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Cost of sales	$12,062	$12,188	$35,366	$37,251
Selling, general and administrative expenses	1,731	1,841	5,527	5,829
	$13,793	$14,029	$40,893	$43,080

    During the three and nine months ended September 28, 2008, the Company capitalized $113.3 million of construction in progress related to the $125 million expansion project at its West Carrollton, Ohio paper mill. Also related to this project, during the three and nine months ended September 28, 2008, $0.8 million and $2.0 million of interest expense was capitalized, respectively. During the three and nine months ended September 30, 2007, $0.2 million of interest was capitalized.

7.        OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	September 28, 2008	December 29, 2007
Deferred debt issuance costs	$12,135	$13,900
Restricted cash for mill expansion	2,707	7,369
Other	5,238	3,348
	$20,080	$24,617

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

8.       OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the condensed consolidated balance sheet, consist of the following (dollars in thousands):

	September 28, 2008	December 29, 2007
Payroll and bonus	$8,320	$19,596
Trade discounts	19,065	22,044
Workers’ compensation	3,419	4,306
Accrued insurance	2,677	2,087
Other accrued taxes	1,407	2,299
Postretirement benefits other than pension	3,283	3,283
Fox River liabilities	33,483	20,645
Other	8,820	7,088
	$80,474	$81,348

9.       NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. These provisions are effective for financial statements issued for fiscal years beginning after November 15, 2008. PDC is currently evaluating the impact, if any, on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.”  SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FASB Staff Position ("FSP") 157-3 which clarifies the application of SFAS 157 in a market that is not active. The adoption of SFAS 157 with respect to financial assets and liabilities, in the first quarter of 2008, did not have a significant effect on the Company’s financial statements. The Company is currently evaluating the impact, if any, of SFAS 157 for measuring nonfinancial assets and liabilities on future results of operations and financial position.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

10.      EMPLOYEE BENEFITS

Appleton has both defined benefit and defined contribution pension plans. This includes a Supplemental Executive Retirement Plan (“SERP”) to provide retirement benefits for management and other highly compensated employees whose benefits are reduced by the tax-qualified plan limitations of the pension plan for eligible non-bargaining unit employees. The components of the corresponding net periodic pension cost include the following (dollars in thousands):

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
Pension Benefits	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net periodic benefit cost
Service cost	$1,539	$1,911	$4,616	$5,731
Interest cost	4,488	4,232	13,464	12,695
Expected return on plan assets	(5,187)	(4,716)	(15,559)	(14,148)
Amortization of
Prior service cost	48	56	144	169
Actuarial loss	-	471	-	1,414
Net periodic benefit cost	$888	$1,954	$2,665	$5,861

Effective January 1, 2008, Appleton amended the Appleton Papers Inc. Retirement Plan (the “Plan”) to provide that no previously eligible non-bargaining unit individuals hired or re-hired on or after January 1, 2008 shall be eligible to participate in the Plan. Also, plan benefits accrued under the Plan were frozen as of April 1, 2008, with respect to Plan participants who elected to participate in a “Mandatory Profit Sharing Contribution” under the Appleton Papers Inc. Retirement Savings and Employee Stock Ownership Plan (the “KSOP”) or January 1, 2015, in the case of any other affected non-bargaining unit Plan participants. These changes resulted in curtailment expense of $0.4 million in fiscal 2007 and a reduction in the pension benefit obligation of $9.8 million.

During the first nine months of 2008, Appleton contributed approximately $10 million to its U.S. pension plan for plan year 2007.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

11.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

Appleton has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The components of other postretirement benefit cost include the following (dollars in thousands):

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
Other Postretirement Benefits	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net periodic benefit cost
Service cost	$233	$209	$698	$625
Interest cost	769	647	2,309	1,943
Amortization of
Prior service cost	(539)	(539)	(1,617)	(1,617)
Actuarial loss	1	-	3	-
Net periodic benefit cost	$464	$317	$1,393	$951

12.      SHARE-BASED COMPENSATION

In December 2001, Appleton adopted the Appleton Papers Inc. Long-Term Incentive Plan. In July 2002, Appleton adopted the Appleton Papers Canada Ltd. Share Appreciation Rights Plan. These plans provide officers and key employees the opportunity to earn phantom stock units, the value of which is related to the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) prior to the grant date or the exercise date, as applicable. As of January 1, 2008, 365,000 new phantom stock units were issued under the Appleton Papers Inc. Long-Term Incentive Plan at a share price of $33.41.  There was no expense activity for this plan during the three months ended September 28, 2008. As a result of a decline in share price, during the first nine months of 2008, the Company recorded reductions to compensation expense of $2.7 million within selling, general and administrative expenses. The Company also recorded reductions to compensation expense of $0.8 million and $1.1 million for the three and nine months ended September 30, 2007, respectively.

In addition, as of January 1, 2008, 3,143 new share units were issued to the non-employee directors pursuant to agreements containing terms and conditions substantially similar to the Long-Term Incentive Plan. On July 1, 2008, another 3,941 share units were issued to the non-employee directors.  During the three and nine months ended September 28, 2008, the Company recorded $0.1 million of expense related to this arrangement.  During the first nine months of 2007, the Company recorded $0.1 million of expense related to this arrangement.

13.      COMMITMENTS AND CONTINGENCIES

Lower Fox River

Introduction.  Various federal and state government agencies and Native American tribes have asserted claims against Appleton and others with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin. The claims generally fall within three categories of potential liability - remedial action, natural resource damages (“NRDs”) and interim restoration and remediation.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

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

Remedial Action.  The EPA and the Wisconsin Department of Natural Resources (“DNR”) issued two Records of Decision (“ROD”) in 2003 estimating total costs for the Lower Fox River remedial action plan of approximately $400 million over a 7 to 18-year time period. Other estimates obtained by the PRPs range from a low of $450 million to as much as $1.6 billion. More recent estimates place the cost between $594 million and $900 million.

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

Following several months of discussions with PRPs, the EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River. In response, in December 2007, the PRPs submitted a work plan to the EPA for the clean up of the Fox River. After a review, the EPA requested modifications be incorporated into the work plan. The PRPs have initiated preliminary work under the work plan and are negotiating to reach a funding arrangement to enable the complete work plan to be implemented.

Appleton and NCR filed a lawsuit in January 2008 in federal court against P.H. Glatfelter Company, Menasha Corporation and George A. Whiting Paper Company in an effort to require other PRPs to contribute to the cost of cleaning up PCB contamination sediment in the Fox River. During the second and third quarters of 2008, the lawsuit was amended to name additional defendants, including certain municipalities.

Interim Restoration and Remediation Consent Decree.  Appleton and NCR collectively paid $41.5 million for interim restoration and remediation efforts pursuant to a 2001 consent decree with the IGP. This consent decree expired in 2005. In addition, Appleton and NCR collectively paid approximately $750,000 toward interim restoration efforts and the preparation of a report analyzing progress toward the restoration goals related to the Lower Fox River pursuant to a 2006 consent decree with the IGP. The 2006 consent decree expired in 2006. Appleton and NCR paid $2.8 million in 2007 to fund a land acquisition in partial settlement of NRD claims. Neither consent decree nor the land acquisition constitutes a final settlement or provides protection against future claims; however, Appleton and NCR will receive full credit against remediation costs and NRD claims for all monies expended pursuant to the consent decrees.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Appleton’s Liability.  The U.S. Fish and Wildlife Service (“FWS”) study completed in 2000 offered a preliminary conclusion that the discharges from the Appleton plant and the Combined Locks paper mill were responsible for a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates have not been finalized and are not binding on the PRPs. Appleton has obtained its own historical and technical analyses which suggest that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total PCBs discharged.

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

Accordingly, Appleton has recorded a reserve for its potential liability for the Lower Fox River. At December 29, 2007 this reserve approximated $194.0 million. During the first nine months of 2008, $24.1 million of payments were made against this reserve resulting in a remaining reserve of $169.9 million as of September 28, 2008, of which $33.5 million is recorded in other accrued liabilities and $136.4 million is recorded as a long-term environmental liability.

The following assumptions were used in evaluating Appleton’s potential Lower Fox River liability and establishing a remediation reserve:

●  total remediation costs of $600 million, based on the most recent bids received with a range from $594 million to $900 million;

●  the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than Appleton’s estimate;

●  costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less, based on the IGP’s settlement of other NRD claims;

●  Appleton’s responsibility for over half of the claims asserted against Appleton and NCR, based on our interim settlement agreement with NCR and the arbitration determination; and

●  $38 million in fees and expenses through 2010.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Although Appleton believes its recorded environmental liability reflects a reasonable estimate of its liabilities associated with the Lower Fox River, the actual amount of liabilities associated with the Lower Fox River could prove to be significantly larger than the recorded environmental liability.

Arjo Wiggins Appleton Limited (“AWA”) Indemnification.  PDC and Appleton entered into two indemnification agreements in conjunction with the 2001 acquisition, under which AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims, which are defined in the indemnification agreements as the Fox River Liabilities.

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. Appleton is responsible for the $25 million of liabilities between $75 million and $100 million. Pursuant to these agreements, AWA has paid $75.0 million in connection with Fox River Liabilities incurred through September 28, 2008. At September 28, 2008, $19.7 million of payments were made by the Company against its $25 million Fox River liability. As of the end of October 2008, Appleton’s responsibility for the $25 million of Fox River Liabilities has been completely satisfied and, as such, AWA has resumed responsibility for any remaining Fox River Liabilities.

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy is designed to provide up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. AWA’s obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended. The indemnification agreements negotiated with AWA and Commerce & Industry Insurance Company are designed to ensure that Appleton will not be required to fund any of the indemnified costs and expenses in relation to the Fox River Liabilities and to assure the ESOP Trustee and Appleton’s lenders and investors that Appleton will not have to rely solely on AWA itself to make these payments. This arrangement is working as designed and is expected to continue to protect Appleton with respect to the indemnified costs and expenses, based on Appleton’s review of the insurance policy and the financial condition of AWA and Commerce & Industry Insurance Company.  AWA, PDC, the special purpose subsidiaries and the policyholder entered into a Relationship Agreement, which, among other things and subject to certain limited exceptions, prohibits AWA and PDC from taking any actions that would result in any change to this design structure.

In March 2008, Appleton received favorable jury verdicts in a federal court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. The jury determined:  (1) there is insurance coverage for Appleton’s liability relating to the Fox River and (2) Appleton did not provide late notice to the insurers and did not make misrepresentations on its applications for insurance. Appleton anticipates the insurers may file an appeal. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation.

At September 28, 2008, the total indemnification receivable from AWA was $164.6 million, of which $28.2 million is recorded in other current assets and $136.4 million is recorded as an environmental indemnification receivable.

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

(unaudited)

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

Litigation Settlement

In 1996, after being named as a defendant in a lawsuit, Appleton notified its insurance carriers of a coverage claim under policies in effect at the time. The lawsuit ultimately was resolved and Appleton recovered expenses from three of four insurers. The fourth insurer disputed coverage for its share of previously incurred costs. As a result, Appleton filed a lawsuit against the insurer. In 2007, a Wisconsin state appellate court issued an order estopping the insurer from denying its obligation to cover Appleton. Pursuant to a judgment in favor of Appleton which was entered in March 2008, and subsequent settlement negotiations with the insurer, Appleton recorded $22.3 million of income, net of fees, in the three-month period ended March 30, 2008. These proceeds were received in April 2008.

Anti-dumping

Prices for lightweight thermal papers (“LWTP”) have been adversely affected by increased imports of low-priced products from China, Germany and Korea. In September 2007, Appleton filed anti-dumping petitions against imports of certain LWTP from China, Germany and Korea and a countervailing duty petition against such imports from China. The U.S. International Trade Commission (“ITC”) ruled in November 2007, that there is a reasonable indication that the U.S. industry producing LWTP is being materially injured or threatened with material injury due to unfairly traded imports from China and Germany.  The ITC further ruled that imports from Korea are negligible because they represent less than three percent of imports into the United States. As a result of the preliminary ITC ruling, the U.S. Department of Commerce (“Department”) investigated Appleton’s allegations that imports from China and Germany are being dumped in the United States market and that the Chinese government is subsidizing exports of lightweight thermal paper to the United States.  The Department issued its preliminary determination regarding the Chinese subsidy on March 10, 2008, finding margins that range from 0.57% to 59.5%. Interim duties were imposed to offset the levels of subsidization found in the amount of these margins. On May 7, 2008, the Department imposed preliminary anti-dumping duties in the amount of 133% against China and 6.5% against Germany.

On September 26, 2008, the Department issued its final determination, affirming that certain Chinese producers and exporters of LWTP sold the product in the U. S. at prices below fair value, and imposing final duties of 19.77% to 115.29% on those imports. The Department also affirmed that German producers and exporters of LWTP sold the product in the U.S. at prices below fair value and imposed final duties on those imports of 6.5%.  In addition, the Department announced its final determination concerning the imposition of countervailing duties on imports of LWTP from China to offset the subsidies that Chinese producers receive from the Chinese government. For all but one Chinese producer, the Department imposed duties of between 13.17% and 137.25%. Between the countervailing and anti-dumping duties, the Department imposed total duties of 19.77% to 252.54% on imports of LWTP from China.  On October 30, 2008, the ITC made a final determination that there is a reasonable indication that the U.S. industry producing certain LWTP is threatened with material injury due to unfairly traded imports from China and Germany.  As a result, the final duties will go into effect on or about November 21, 2008. These duties will be paid directly to the U.S. federal government and will not have a direct impact on Appleton's net income.  Germany and/or China may file an appeal to the U.S. Court of International Trade.

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

Except as described above, assuming the Company’s expectations regarding defending such demands, claims, suits or other legal or regulatory proceedings prove accurate, Appleton does not believe that any pending or threatened demands, claims, suits or other legal proceedings will have, individually or in the aggregate, a materially adverse effect on its financial position.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

14.         EMPLOYEE STOCK OWNERSHIP PLAN

      Appleton’s matching contributions charged to expense was $1.3 million and $1.6 million for the three months ended September 28, 2008 and September 30, 2007, respectively. Appleton’s matching contributions charged to expense was $4.4 million and $5.2 million for the nine months ended September 28, 2008 and September 30, 2007, respectively. As a result of hardship withdrawals, required diversifications and employee terminations, 577,566 shares of PDC redeemable common stock were repurchased during the first nine months of 2008 at an aggregate price of approximately $17.5 million. During the same period, the ESOP trustee purchased 137,861 shares of PDC redeemable common stock for an aggregate price of $3.7 million from pre-tax deferrals, rollovers and loan payments made by employees, while Appleton’s matching contribution for this same period resulted in an additional 116,075 shares of redeemable common stock being issued.

      Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of September 28, 2008. Due to a reduction in the June 29, 2008 share price, redeemable common stock accretion was reduced by $2.0 million for the nine months ended September 28, 2008. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $288 million was determined. The redeemable common stock recorded book value as of September 28, 2008 was $169 million, which leaves a remaining unrecognized liability to be accreted of approximately $119 million.

15.         LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	September 28, 2008	December 29, 2007
Senior secured variable rate notes payable at LIBOR plus 1.75%,
$563 due quarterly with $209,812 due June 5, 2014	$222,750	$224,438
Revolving line of credit at LIBOR plus 1.75%	58,335	-
	281,085	224,438
Less obligations due within one year	(2,813)	(2,813)
	278,272	221,625
Unsecured variable rate industrial development bonds, 2.5% average interest rate at September 28, 2008, $2,650 due in 2013 and $6,000
due in 2027	8,650	8,650
State of Ohio assistance loan at 6%, approximately $100 due
monthly and final payment due May 15, 2017	8,975	9,105
Less obligations due within one year	(800)	(325)
	8,175	8,780

Senior notes payable at 8.125%, due June 15, 2011	150,050	150,050
Senior subordinated notes payable at 9.75%, due June 15, 2014	150,000	150,000

In each of the three quarters of 2008, Appleton made a $0.6 million mandatory debt repayment, plus interest, on its senior credit facility. Also during third quarter, Appleton borrowed $93.6 million and repaid $76.5 million against its revolving line of credit, leaving an outstanding balance of $58.3 million. Approximately $14.1 million of the revolving credit facility was used to support outstanding letters of credit. At September 28, 2008, there was approximately $77.6 million of unused borrowing capacity under the $150 million revolving credit facility for working capital and other corporate purposes. The availability of the unused borrowing capacity is subject to the Company's ability to remain in compliance with the financial ratios and limitations of its respective debt agreements. A commitment fee of 0.35% per annum is assessed on the unused borrowing capacity.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. In March 2008, Appleton fixed the interest rate, at 5.40%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. The interest rate swaps are being accounted for as cash flow hedges. As of September 28, 2008, these swap contracts, or derivatives, were recorded as $1.7 million of assets based on fair value measurements using Level 2 inputs as described in SFAS 157, "Fair Value Measurements."

In July 2007, Appleton entered into a new $12.1 million Loan and Security Agreement with the Director of Development of the State of Ohio, consisting of a $9.1 million State Assistance Loan and a $3.0 million State Loan (together “the Ohio Loans”). Proceeds of the Ohio Loans will be used to fund a portion of the costs of acquiring and installing paper coating and production equipment at the Company’s paper mill in West Carrollton, Ohio. As of September 28, 2008, Appleton had only received the proceeds of the $9.1 million State Assistance Loan. To date, the Company has spent $6.4 million of these proceeds with the remaining $2.7 million recorded as restricted cash within long-term other assets as its use is restricted to funding capital additions. The Ohio State Assistance Loan provides for monthly principal payments and interest at 6% and, upon receipt of the funds, the State Loan provides for monthly principal payments and interest of 1% for the first two years and 3% thereafter.

For the three and nine months ended September 30, 2007, the Company recorded debt extinguishment expenses of $0.1 million and $1.1 million, respectively, in conjunction with the June 2007 refinancing of its senior credit facility.

    The carrying amount (including current portions) and estimated fair value of certain of the Company's recorded financial instruments are as follows (dollars in thousands):

	September 28, 2008		December 29, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Senior subordinated notes payable	$150,000	$114,938	$150,000	$148,500
Senior notes payable	150,050	131,481	150,050	147,237
Senior credit facility	222,750	192,679	224,438	212,655
State of Ohio assistance loan	8,975	8,679	9,105	9,378
Industrial development bonds	8,650	8,650	8,650	8,650
	$540,425	$456,427	$542,243	$526,420
Lease obligation	$1,470	$1,470	$1,931	$1,931

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

    The senior credit facility, senior notes and 9.75% senior subordinated notes contain affirmative and negative covenants.  In general, the covenants contained in the senior credit facility are more restrictive than those of the senior notes and 9.75% senior subordinated notes.  Among other restrictions, the covenants contained in the senior credit facility require Appleton to meet specified financial tests, including leverage and interest coverage ratios, which become more restrictive over the term of the debt.  Appleton was in compliance with such covenants as of September 28, 2008.  However, given current economic conditions, both nationally and globally, Appleton may not be able to meet its leverage coverage ratio in future periods. The Company is implementing plans to remain in compliance with all covenants using current volume and operating forecasts, however, if Appleton is ultimately not in compliance with the leverage coverage ratio, it will need to seek a waiver of the covenant defaults which may require paying a fee to its senior credit lenders or amend the terms of its senior credit facility which could increase Appleton’s cost of credit and adversely impact its operations.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

16.      SEGMENT INFORMATION

The Company’s four reportable segments are as follows:  coated solutions, thermal papers, security papers and performance packaging. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, business development costs not associated with specific segments, interest income, interest expense, debt extinguishment expenses, foreign currency gains and losses and the nonrecurring litigation settlement.

    The Company does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Net sales
Technical Papers
Coated solutions	$138,485	$145,686	$418,761	$430,743
Thermal papers	78,793	69,156	212,577	194,251
Security papers	8,294	7,658	25,962	23,485
	225,572	222,500	657,300	648,479
Performance packaging	29,644	24,742	83,925	73,878
Total	$255,216	$247,242	$741,225	$722,357

Operating income (loss)
Technical Papers
Coated solutions	$6,103	$17,242	$25,019	$43,134
Thermal papers	(2,862)	851	870	5,532
Security papers	1,194	1,054	2,966	2,495
	4,435	19,147	28,855	51,161
Performance packaging	(15,157)	1,976	(11,936)	4,097
Unallocated corporate charges and business development costs	(2,606)	(3,176)	(9,505)	(12,813)
Total	$(13,328)	$17,947	$7,414	$42,445

Depreciation and amortization
Technical Papers
Coated solutions	$8,558	$9,967	$26,900	$30,530
Thermal papers	3,944	3,505	10,239	10,833
Security papers	761	700	2,283	2,102
	13,263	14,172	39,422	43,465
Performance packaging	19,163	1,426	22,537	4,788
Unallocated corporate charges	15	13	48	40
Total	$32,441	$15,611	$62,007	$48,293

As discussed in Note 3 of the Notes to condensed Consolidated Financial Statements, the Company recorded a $17.7 million goodwill impairment charge for the three and nine months ended September 28, 2008. This charge is included above in the depreciation and amortization presented for performance packaging. To the extent current market conditions persist or performance packaging's future operating results do not meet expectations, the Company may record additional impairment charges that could be material to the Company's consolidated financial statements.

During the third quarter of 2007, the Company recorded restructuring costs of $0.2 million in unallocated corporate charges. During the second quarter of 2007, the Company recorded restructuring costs of $0.2 million in unallocated corporate charges. During the first quarter of 2007, the Company recorded restructuring costs within its reportable segments as follows:  $0.1 million in coated solutions, $0.3 million in thermal papers, $0.2 million in performance packaging and $0.4 million in unallocated corporate charges. In addition, Appleton recorded $1.9 million in unallocated corporate charges during the 2007 year-to-date period for consulting fee expense associated with the income tax refund claims described in Note 3.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

17.     GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior notes and senior subordinated notes which have been guaranteed by PDC (the “Parent Guarantor”), C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited and New England Extrusion Inc., each of which is a wholly-owned subsidiary of Appleton (the “Subsidiary Guarantors”). These guarantees are full, unconditional and joint and several. Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited and Bemrose Security & Promotional Printing Limited were Subsidiary Guarantors that were classified as discontinued operations as of December 29, 2007 and disposed of in the third quarter as discussed in Note 2 to the Consolidated Financial Statements.

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a wholly-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of September 28, 2008 and December 29, 2007 and for the three and nine months ended September 28, 2008 and September 30, 2007. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 28, 2008
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$6,324	$299	$1,211	$-	$7,834
Accounts receivable, net	-	102,901	14,807	6,363	-	124,071
Inventories	-	115,844	20,594	1,880	-	138,318
Other current assets	28,145	7,491	6,463	273	-	42,372
Total current assets	28,145	232,560	42,163	9,727	-	312,595

Property, plant and equipment, net	-	416,009	27,970	22	-	444,001
Investment in subsidiaries	290,001	149,571	-	-	(439,572)	-
Other assets	136,434	73,711	52,781	48	-	262,974
Total assets	$454,580	$871,851	$122,914	$9,797	$(439,572)	$1,019,570

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$-	$3,613	$-	$-	$-	$3,613
Accounts payable	-	84,821	2,271	104	-	87,196
Due to (from) parent and affiliated companies	409,565	(386,447)	(17,676)	(5,442)	-	-
Other accrued liabilities	-	87,670	1,952	1,971	-	91,593
Total current liabilities	409,565	(210,343)	(13,453)	(3,367)	-	182,402

Long-term debt	-	595,147	-	-	-	595,147
Other long-term liabilities	-	197,046	-	(40)	-	197,006
Redeemable common stock,
accumulated deficit and accumulated other
comprehensive income	45,015	290,001	136,367	13,204	(439,572)	45,015

Total liabilities, redeemable common stock, accumulated
deficit and accumulated other
comprehensive income	$454,580	$871,851	$122,914	$9,797	$(439,572)	$1,019,570

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 29, 2007
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$33,567	$9,247	$2,024	$-	$44,838
Accounts receivable, net	-	97,424	11,191	8,147	-	116,762
Inventories	-	108,721	13,092	2,265	-	124,078
Other current assets	3,800	7,565	447	398	-	12,210
Assets of discontinued operations	-	-	36,731	-	-	36,731
Total current assets	3,800	247,277	70,708	12,834	-	334,619

Property, plant and equipment, net	-	363,541	30,170	31	-	393,742
Investment in subsidiaries	331,128	155,533	-	-	(486,661)	-
Other assets	165,274	80,439	71,637	51	-	317,401
Assets of discontinued operations	-	-	57,646	-	-	57,646
Total assets	$500,202	$846,790	$230,161	$12,916	$(486,661)	$1,103,408

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED
OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$-	$3,138	$-	$-	$-	$3,138
Accounts payable	-	78,001	4,387	233	-	82,621
Due to (from) parent and affiliated companies	394,569	(431,078)	39,718	(3,209)	-	-
Other accrued liabilities	-	82,117	1,942	1,977	-	86,036
Liabilities of discontinued operations	-	-	21,685	-	-	21,685
Total current liabilities	394,569	(267,822)	67,732	(999)	-	193,480

Long-term debt	-	539,105	-	-	-	539,105
Other long-term liabilities	-	244,379	-	61	-	244,440
Liabilities of discontinued operations	-	-	20,750	-	-	20,750
Redeemable common stock,
accumulated deficit and accumulated other comprehensive
income	105,633	331,128	141,679	13,854	(486,661)	105,633

Total liabilities, redeemable common stock, accumulated
deficit and accumulated other
comprehensive income	$500,202	$846,790	$230,161	$12,916	$(486,661)	$1,103,408

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2008
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$655,557	$83,929	$45,087	$(43,348)	$741,225
Cost of sales	-	524,666	67,336	43,684	(43,664)	592,022

Gross profit	-	130,891	16,593	1,403	316	149,203
Selling, general and administrative expenses	-	111,439	11,091	1,575	-	124,105
Goodwill impairment	-	-	17,684	-	-	17,684

Operating income (loss)	-	19,452	(12,182)	(172)	316	7,414
Interest expense	8,814	32,034	53	-	(8,867)	32,034
Interest income	-	(11,742)	(78)	(54)	11,509	(365)
Loss in equity investments	42,493	59,977	-	-	(102,470)	-
Litigation settlement, net	-	(22,274)	-	-	-	(22,274)
Other expense	-	987	453	591	(31)	2,000
Loss from continuing
operations before income taxes	(51,307)	(39,530)	(12,610)	(709)	100,175	(3,981)
Provision for income taxes	-	138	39	-	-	177

Loss from continuing operations	(51,307)	(39,668)	(12,649)	(709)	100,175	(4,158)
Loss from discontinued operations, net of income taxes	-	(2,825)	(46,966)	-	2,642	(47,149)

Net loss	$(51,307)	$(42,493)	$(59,615)	$(709)	$102,817	$(51,307)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$647,450	$73,757	$45,820	$(44,670)	$722,357
Cost of sales	-	490,773	59,034	44,003	(44,809)	549,001

Gross profit	-	156,677	14,723	1,817	139	173,356
Selling, general and administrative expenses	-	116,694	10,818	1,648	309	129,469
Restructuring and other charges	-	1,302	140	-	-	1,442

Operating income	-	38,681	3,765	169	(170)	42,445
Interest expense	8,172	36,908	-	4	(8,172)	36,912
Debt extinguishment expenses	-	1,141	-	-	-	1,141
Interest income	-	(12,971)	-	(45)	11,134	(1,882)
(Income) loss in equity investments	(13,628)	263	-	-	13,365	-
Other income	-	(393)	-	(1,099)	191	(1,301)
Income from continuing
operations before income taxes	5,456	13,733	3,765	1,309	(16,688)	7,575
Provision for income taxes	-	105	53	75	-	233
Income from continuing operations	5,456	13,628	3,712	1,234	(16,688)	7,342
Loss from discontinued operations, net of income taxes	-	-	(5,157)	-	3,271	(1,886)

Net income (loss)	$5,456	$13,628	$(1,445)	$1,234	$(13,417)	$5,456

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2008
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$222,203	$29,700	$15,237	$(11,924)	$255,216
Cost of sales	-	185,193	23,588	14,247	(11,855)	211,173

Gross profit	-	37,010	6,112	990	(69)	44,043
Selling, general and administrative expenses	-	35,519	3,614	554	-	39,687
Goodwill impairment	-	-	17,684	-	-	17,684

Operating income (loss)	-	1,491	(15,186)	436	(69)	(13,328)
Interest expense	2,985	10,748	53	-	(3,038)	10,748
Interest income	-	(3,455)	(78)	(21)	3,426	(128)
Loss in equity investments	27,046	18,317	-	-	(45,363)	-
Other expense	-	1,120	453	302	(101)	1,774
(Loss) income from continuing
operations before income taxes	(30,031)	(25,239)	(15,614)	155	45,007	(25,722)
Provision for income taxes	-	75	10	-	-	85

(Loss) income from continuing operations	(30,031)	(25,314)	(15,624)	155	45,007	(25,807)
Loss from discontinued operations, net of income taxes	-	(1,732)	(2,880)	-	388	(4,224)

Net (loss) income	$(30,031)	$(27,046)	$(18,504)	$155	$45,395	$(30,031)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$223,267	$24,681	$14,475	$(15,181)	$247,242
Cost of sales	-	168,225	19,215	14,845	(15,461)	186,824

Gross profit (loss)	-	55,042	5,466	(370)	280	60,418
Selling, general and administrative expenses	-	37,924	3,624	552	123	42,223
Restructuring and other charges	-	248	-	-	-	248

Operating income (loss)	-	16,870	1,842	(922)	157	17,947
Interest expense	2,819	12,471	-	4	(2,819)	12,475
Debt extinguishment expenses	-	88	-	-	-	88
Interest income	-	(4,354)	-	(18)	3,866	(506)
Income in equity investments	(10,098)	(1,227)	-	-	11,325	-
Other income	-	(259)	-	(425)	57	(627)
Income (loss) from continuing
operations before income taxes	7,279	10,151	1,842	(483)	(12,272)	6,517
Provision (benefit) for income taxes	-	53	15	(306)	-	(238)

Income (loss) from continuing operations	7,279	10,098	1,827	(177)	(12,272)	6,755
Loss from discontinued operations, net of income taxes	-	-	(646)	-	1,170	524

Net income (loss)	$7,279	$10,098	$1,181	$(177)	$(11,102)	$7,279

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2008
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(51,307)	$(42,493)	$(59,615)	$(709)	$102,817	$(51,307)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	-	39,981	4,334	8	-	44,323
Impairment of continuing operations	-	-	17,684	-	-	17,684
Impairment of discontinued operations	-	-	42,207	-	-	42,207
Other	-	9,094	264	591	-	9,949
Change in assets and liabilities, net	50,081	(68,338)	51,602	1,530	(102,817)	(67,942)

Net cash (used) provided by operating activities	(1,226)	(61,756)	56,476	1,420	-	(5,086)
Cash flows from investing activities:
Proceeds from sale of equipment	-	8	-	-	-	8
Net change in cash balance upon sale of Bemrose Group Limited	-	3,913	(6,805)	-	-	(2,892)
Additions to property, plant and equipment	-	(73,413)	(1,225)	-	-	(74,638)

Net cash used by investing activities	-	(69,492)	(8,030)	-	-	(77,522)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(1,687)	-	-	-	(1,687)
Payments relating to capital lease obligation	-	(548)	-	-	-	(548)
Proceeds from revolving line of credit	-	272,607	-	-	-	272,607
Payments of revolving line of credit	-	(214,272)	-	-	-	(214,272)
Payments of State of Ohio financing	-	(130)	-	-	-	(130)
Due to parent and affiliated companies, net	14,996	44,631	(57,394)	(2,233)	-	-
Proceeds from issuance of redeemable common stock	3,721	-	-	-	-	3,721
Payments to redeem common stock	(17,491)	-	-	-	-	(17,491)
Increase in cash overdraft	-	3,083	-	-	-	3,083

Net cash provided (used) by financing activities	1,226	103,684	(57,394)	(2,233)	-	45,283

Effect of foreign exchange rate changes on cash and cash equivalents	-	321	-	-	-	321
Change in cash and cash equivalents	-	(27,243)	(8,948)	(813)	-	(37,004)
Cash and cash equivalents at beginning of period	-	33,567	9,247	2,024	-	44,838
Cash and cash equivalents at end of period	$-	$6,324	$299	$1,211	$-	$7,834

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$5,456	$13,628	$(1,445)	$1,234	$(13,417)	$5,456
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	-	43,883	9,298	12	-	53,193
Other	-	7,894	530	(1,099)	-	7,325
Change in assets and liabilities, net	(55,477)	29,245	(5,314)	2,558	13,417	(15,571)

Net cash (used) provided by operating activities	(50,021)	94,650	3,069	2,705	-	50,403
Cash flows from investing activities:
Proceeds from sale of equipment	-	4	-	-	-	4
Restricted cash for mill expansion	-	(8,665)	-	-	-	(8,665)
Additions to property, plant and equipment	-	(24,960)	(3,453)	(14)	-	(28,427)

Net cash used by investing activities	-	(33,621)	(3,453)	(14)	-	(37,088)
Cash flows from financing activities:			-
Payments of long-term debt	-	(196,095)	-	-	-	(196,095)
Proceeds from long-term debt	-	225,000	-	-	-	225,000
Payments of senior notes payable		(5,470)	-			(5,470)
Debt acquisition costs	-	(2,229)	-	-	-	(2,229)
Payments relating to capital lease obligation	-	(548)	-	-	-	(548)
Proceeds from revolving lines of credit	-	67,550	4,579	-	-	72,129
Payments of revolving lines of credit	-	(67,550)	(2,028)	-	-	(69,578)
Proceeds from State of Ohio financing	-	9,105	-	-	-	9,105
Due to parent and affiliated companies, net	74,256	(71,121)	(2,325)	(810)	-	-
Proceeds from issuance of redeemable common stock	4,355	-	-	-	-	4,355
Payments to redeem common stock	(28,590)	-	-	-	-	(28,590)
Decrease in cash overdraft	-	(3,990)	-	-	-	(3,990)

Net cash provided (used) by financing activities	50,021	(45,348)	226	(810)	-	4,089

Effect of foreign exchange rate changes on cash and cash equivalents	-	(247)	-	-	-	(247)
Change in cash and cash equivalents	-	15,434	(158)	1,881	-	17,157
Cash and cash equivalents at beginning of period	-	17,249	817	1,909	-	19,975
Cash and cash equivalents at end of period	$-	$32,683	$659	$3,790	$-	$37,132

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

Overview

This discussion summarizes significant factors affecting the consolidated operating results, financial condition and liquidity of PDC and Appleton for the quarter ended September 28, 2008. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Reference should also be made to the Annual Report on Form 10-K for the year ended December 29, 2007, the consolidated financial statements and related notes included therein.

Financial Highlights

Net sales for third quarter 2008 totaled $255.2 million, compared to $247.2 million for third quarter 2007. The 3.2% year over year increase in net sales for the quarter included a 4.9% increase due to price improvement and a 1.7% decrease due to lower volume. As described more completely below, the Thermal Papers, Security Papers and Performance Packaging segments reported increased net sales, which offset a decrease in net sales reported by the Coated Solutions segment. Net sales for the nine months ended September 28, 2008 totaled $741.2 million, compared to $722.4 million for the nine months ended September 30, 2007.

For third quarter 2008, Appleton’s loss from continuing operations was $25.8 million compared to $6.8 million of income from continuing operations in third quarter 2007.  Appleton's third quarter 2008 net loss was $30.0 million and included a $17.7 million goodwill impairment charge within performance packaging and $4.2 million of losses recorded in discontinued operations. Current quarter results were negatively impacted by lower volumes, higher raw material, energy, start-up and transportation costs and goodwill impairment which offset price improvements.

For the nine months ended September 28, 2008, the Company reported a net loss of $51.3 million compared to net income of $5.4 million for the nine months ended September 30, 2007. Current year results were impacted adversely by lower volumes, higher input and start-up costs, goodwill impairment and losses from discontinued operations, which offset favorable pricing, lower headquarters costs and a $22.3 million net gain from a litigation settlement.

Results for the three and nine months ended September 28, 2008 included start-up costs associated with the expansion project at Appleton’s paper mill in West Carrollton, Ohio of $5.2 million and $9.0 million, respectively.  Start-up costs are expected to continue in the fourth quarter of 2008.

        On August 1, 2008, Appleton completed the sale of Bemrose Group Limited receiving $3.9 million of cash and $6.4 million of notes receivable to be settled within 75 and 180 days after closing. Payment was received on November 4, 2008 for the first tranche. In anticipation of the sale transaction, the Company recorded impairment charges aggregating $41.2 million related to goodwill and other long-lived assets for the three months ended June 29, 2008. These charges arose in the second quarter due to a decline in the value of the business arising primarily as the result of deteriorating economic conditions and tougher markets for Bemrose products, as well as increased funding requirements of the Bemrose pension plan arising from negotiations with the plan trustees. During the third quarter of 2008 Appleton recorded additional loss from discontinued operations of $4.2 million consisting of a $2.1 million operating loss and $2.1 million of additional impairment relating to an out-of-period adjustment between quarters in fiscal 2008 that was considered not material to the Company’s consolidated financial statements for any periods presented.

Comparison of Results of Operations for the Quarters Ended September 28, 2008 and September 30, 2007

	For the Quarter Ended
	September 28,	September 30,	%
	2008	2007	Chg
	(dollars in millions)

Net sales	$255.2	$247.2	3.2%
Cost of sales	211.2	186.8	13.1%

Gross profit	44.0	60.4	-27.2%

Selling, general and administrative expenses	39.6	42.3	-6.4%
Goodwill impairment	17.7	-	nm
Restructuring and other charges	-	0.2	-100.0%

Operating (loss) income	(13.3)	17.9	-174.3%

Interest expense, net	10.6	12.0	-11.7%
Other non-operating loss (income), net	1.8	(0.6)	nm

(Loss) income from continuing operations before income taxes	(25.7)	6.5	nm
Provision (benefit) for income taxes	0.1	(0.3)	nm

(Loss) income from continuing operations	(25.8)	6.8	nm

(Loss) income from discontinued operations, net of income taxes	(4.2)	0.5	nm

Net (loss) income	$(30.0)	$7.3	nm

Comparison as a % of net sales
Cost of sales	82.8%	75.6%	7.2%
Gross margin	17.2%	24.4%	-7.2%
Selling, general and administrative expenses	15.5%	17.1%	-1.6%
Operating margin	-5.2%	7.2%	-12.4%
(Loss) income from continuing operations before income taxes	-10.1%	2.6%	-12.7%
(Loss) income from continuing operations	-10.1%	2.8%	-12.9%
(Loss) income from discontinued operations, net of income taxes	-1.6%	0.2%	-1.8%
Net (loss) income	-11.7%	3.0%	-14.7%

Net sales for third quarter 2008 were $255.2 million, an increase of $8.0 million, or 3.2%, compared to the prior year period. Net sales for third quarter 2008 increased relative to the prior year quarter because of improved pricing.

Operating income in third quarter 2008 declined 174.3% to a loss of $13.3 million. Operating margins were adversely affected by reduced gross margins which offset lower headquarters expenses. Gross margins were unfavorably impacted by approximately $14.6 million of higher raw material and energy costs and $5.2 million of start-up costs associated with the West Carrollton, Ohio expansion project in the technical papers business, which offset the effects of price improvement. Selling, general and administrative expenses included $2.5 million of higher distribution costs and $0.9 million of anti-dumping litigation costs compared to the year earlier period. The third quarter 2008 operating loss also included a goodwill impairment charge of $17.7 million. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," Appleton reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or circumstances indicate an asset might be impaired. As of September 28, 2008, an impairment analysis was performed of the performance packaging business due to the current depressed economic future outlook and revised future cash flow projections.  Estimated fair value for purposes of the impairment test was based on either discounted cash flow projections or an independent third-party valuation. To the extent current market conditions persist or performance packaging's operating results do not meet expectations, the Company may record additional impairment charges that could be material to the Company's consolidated financial statements. These increased expenses were partially offset by employee cost savings of approximately $4.7 million.

Other non-operating loss for third quarter 2008 included $1.8 million of foreign exchange loss.

A $25.8 million loss from continuing operations was recorded in third quarter 2008 compared to income from continuing operations of $6.8 million recorded in third quarter 2007. Third quarter 2008 interest expense was $1.4 million lower than third quarter 2007 due to interest capitalized as part of the West Carrollton, Ohio expansion project.

In third quarter 2008, Appleton recorded a loss from discontinued operations of $4.2 million compared to $0.5 million of income from discontinued operations in the year earlier period. On August 1, 2008, Appleton completed the sale of Bemrose Group Limited receiving $3.9 million of cash and $6.4 million of notes receivable to be settled within 75 and 180 days after closing. Payment in the amount of $1.9 million was received on November 4, 2008 for the first tranche. In anticipation of the sale transaction, the Company recorded impairment charges aggregating $41.2 million related to goodwill and other long-lived assets for the three months ended June 29, 2008. These charges arose in the second quarter due to a decline in the value of the business arising primarily as the result of deteriorating economic conditions and tougher markets for Bemrose products, as well as increased funding requirements of the Bemrose pension plan arising from negotiations with the plan trustees. During the third quarter of 2008 Appleton recorded additional loss from discontinued operations of $4.2 million consisting of a $2.1 million operating loss and $2.1 million of additional impairment relating to an out-of-period adjustment between quarters in fiscal 2008 that was considered not material to the Company’s consolidated financial statements for any periods presented.

Comparison of Results of Operations for the Nine Months Ended September 28, 2008 and September 30, 2007

	For the Nine Months Ended
	September 28,	September 30,	%
	2008	2007	Chg
	(dollars in millions)

Net sales	$741.2	$722.4	2.6%
Cost of sales	592.0	549.0	7.8%

Gross profit	149.2	173.4	-14.0%

Selling, general and administrative expenses	124.1	129.5	-4.2%
Goodwill impairment	17.7	-	nm
Restructuring and other charges	-	1.4	-100.0%

Operating income	7.4	42.5	-82.6%

Interest expense, net	31.7	36.2	-12.4%
Other non-operating income, net	(20.3)	(1.3)	nm

(Loss) income from continuing operations before income taxes	(4.0)	7.6	-152.6%
Provision for income taxes	0.2	0.3	-33.3%

(Loss) income from continuing operations	(4.2)	7.3	-157.5%

Loss from discontinued operations, net of income taxes	(47.1)	(1.9)	nm

Net (loss) income	$(51.3)	$5.4	nm

Comparison as a % of net sales
Cost of sales	79.9%	76.0%	3.9%
Gross margin	20.1%	24.0%	-3.9%
Selling, general and administrative expenses	16.7%	17.9%	-1.2%
Operating margin	1.0%	5.9%	-4.9%
(Loss) income from continuing operations before income taxes	-.5%	1.1%	-1.6%
(Loss) income from continuing operations	-.6%	1.0%	-1.6%
Loss from discontinued operations, net of income taxes	-6.3%	-0.3%	-6.0%
Net (loss) income	-6.9%	0.7%	-7.6%

    Net sales for the first nine months of 2008 were $741.2 million, an increase of $18.8 million, or 2.6%, compared to the prior year period. Net sales for the first nine months of 2008 increased relative to the prior year period because improved pricing offset lower shipment volumes.

Operating income in the first nine months of 2008 declined 82.6% to $7.4 million. Operating margins were adversely affected by reduced gross margins which offset lower headquarters expenses. Gross margins were unfavorably impacted by approximately $35.0 million of higher raw material and energy costs and $9.0 million of start-up costs associated with the West Carrollton, Ohio expansion project in the technical papers business, which offset the effects of price improvement. Selling, general and administrative expenses included $5.7 million of higher distribution costs and $2.4 million of anti-dumping litigation costs. Year-to-date operating income also included a goodwill impairment charge of $17.7 million within the performance packaging segment. To the extent current market conditions persist or performance packaging's future operating results do not meet expectations, the Company may record additional impairment charges that could be material to the Company's consolidated financial statements. These year-to-date September 28, 2008 increased expenses were partially offset by lower employee costs and a $1.9 million consulting fee expense that was recorded in the prior year period, incurred in connection with income tax refunds obtained for the 1999 and 2000 tax periods. The year earlier period also included restructuring charges of $1.4 million largely for U.S. employee termination benefits.

In the first nine months of 2008, income from continuing operations decreased $11.5 million compared to the first nine months of 2007. Other non-operating income included a $22.3 million litigation settlement gain, net of fees, as the result of prevailing in a lawsuit to recover previously incurred costs from an insurance carrier. Interest expense for the nine months ended September 2008 was $4.5 million lower than the same period in 2007.

During the first nine months of 2008, a $47.1 million loss from discontinued operations was recorded compared to a $1.9 million loss from discontinued operations in the year earlier period. On August 1, 2008, Appleton completed the sale of Bemrose Group Limited receiving $3.9 million of cash and $6.4 million of notes receivable to be settled within 75 and 180 days after closing. Payment in the amount of $1.9 million was received on November 4, 2008 for the first tranche. In anticipation of the sale transaction, the Company recorded impairment charges aggregating $41.2 million related to goodwill and other long-lived assets for the three months ended June 29, 2008. These charges arose in the second quarter due to a decline in the value of the business arising primarily as the result of deteriorating economic conditions and tougher markets for Bemrose products, as well as increased funding requirements of the Bemrose pension plan arising from negotiations with the plan trustees. During the third quarter of 2008 Appleton recorded additional loss from discontinued operations of $4.2 million consisting of a $2.1 million operating loss and $2.1 million of additional impairment relating to an out-of-period adjustment between quarters in fiscal 2008 that was considered not material to the Company’s consolidated financial statements for any periods presented.

Business Segment Discussion

Technical Papers

●
Third quarter 2008 coated solutions net sales totaled $138.5 million, a decrease of $7.2 million, or 4.9%, compared to third quarter 2007. During the first nine months of 2008, coated solutions segment net sales totaled $418.8 million, a decrease of $12.0 million, or 2.8%, from prior year levels. Third quarter and year-to-date 2008 carbonless shipment volumes were 8.7% and 5.2% lower, respectively, than the same periods in 2007. The adverse impact of lower shipment volumes and unfavorable mix was partially offset by favorable pricing when compared to the same period of 2007.

Third quarter 2008 coated solutions operating income decreased $11.1 million compared to third quarter 2007. During the first nine months of 2008, coated solutions operating income decreased $18.1 million compared to the first nine months of 2007. Operating margins in 2008 continue to be adversely affected by lower shipment volumes, unfavorable mix and higher raw material and distribution costs which offset improved pricing, manufacturing gains and lower employee costs compared to the prior year periods.

●
Third quarter 2008 thermal papers net sales were $78.8 million, an increase of $9.6 million, or 13.9%, from the prior year period due to 10.4% increased volume and 3.7% improved pricing.  During the first nine months of 2008, thermal papers net sales were $212.6 million, an increase of $18.3 million, or 9.4%, over the same period last year largely due to 8.3% increased shipment volumes and improved pricing.

Third quarter 2008 thermal papers operating income decreased by $3.7 million compared to third quarter 2007. Thermal papers 2008 year-to-date operating income decreased $4.7 million. Despite increased shipment volumes, 2008 operating margins continue to be adversely affected by unfavorable mix and higher raw material and distribution costs. In addition, third quarter 2008 margins were impacted by $5.2 million of start-up costs associated with the expansion project at Appleton's paper mill in West Carrollton, Ohio. Start-up costs are expected to continue in the fourth quarter of 2008.

●
Third quarter 2008 security papers net sales were $8.3 million, an increase of $0.6 million, or 8.3%, from third quarter 2007. Year-to-date 2008 security papers net sales were $26.0 million, an increase of $2.5 million, or 10.5%, when compared to year-to-date 2007. These increases were due to increased shipment volumes and improved pricing.

Security papers operating income for third quarter 2008 increased by $0.1 million in comparison to third quarter 2007. Year-to-date 2008 security papers operating income increased $0.5 million compared to year-to-date 2007. The favorable impact of increased shipment volumes, manufacturing gains and improved pricing were partially offset by higher raw material and distribution costs.

Performance Packaging

●
Third quarter 2008 performance packaging segment net sales totaled $29.6 million. This was a $4.9 million, or 19.8%, increase over third quarter 2007. During the first nine months of 2008, this segment recorded net sales of $83.9 million which was an increase of $10.0 million, or 13.6%, over the first nine months of 2007. During 2008, the segment benefited from improved pricing and favorable mix.

Operating income recorded during third quarter 2008 was $17.1 million lower than third quarter 2007. Operating income for the first nine months 2008 was $16.0 million lower than the same period in 2007. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," Appleton reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or circumstances indicate an asset might be impaired. As of September 28, 2008, an impairment analysis was performed of the performance packaging business due to the current depressed economic future outlook and revised future cash flow projections. Estimated fair value for purposes of the impairment test was based on either discounted cash flow projections or an independent third-party valuation. As a result, the Company recorded a $17.7 million goodwill impairment charge for the three months ended September 28, 2008. This impairment charge negated the current year positive impact of improved pricing, favorable mix and manufacturing gains. To the extent current market conditions persist or performance packaging's future operating results do not meet expectations, the Company may record additional impairment charges that could be material to the Company's consolidated financial statements.

Unallocated Corporate Charges and Business Development Costs

●
Unallocated corporate charges and business development costs decreased $0.6 million and $3.3 million during the three and nine months ended September 28, 2008, respectively, when compared to the same periods of 2007. The reductions in 2008 reflect lower compensation and benefits expense and lower consulting fees. Charges recorded during 2007 included $1.9 million of consulting fee expense incurred in connection with income tax refunds obtained for the 1999 and 2000 tax periods.

Liquidity and Capital Resources

Overview. Appleton’s primary sources of liquidity and capital resources are cash provided by operations and available borrowings under its credit facility. Appleton expects that cash on hand, internally generated cash flow and available credit from its credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). Appleton currently has approximately $77.6 million of unused borrowing capacity under its revolving credit facility. The availability of the unused borrowing capacity is subject to the Company's ability to remain in compliance with the financial ratios and limitations of its respective debt agreements.

Cash Flows from Operating Activities. Net cash used by operating activities for the first nine months of 2008 was $5.1 million compared to net cash provided of $50.4 million for the first nine months 2007. Net loss, adjusted for non-cash charges, provided $62.8 million in operating cash for the 2008 period. Non-cash charges included $44.3 million of depreciation and amortization, $59.9 million of impairment charges, $4.4 million in non-cash employer matching contributions to the KSOP and $5.5 million of other non-cash charges. Uses of cash included a $39.8 million unfavorable change in working capital.

Major components of the $39.8 million increase in working capital during the first nine months 2008, were a $19.0 million increase in inventories and a $20.4 million reduction in accounts payable and other accrued liabilities. Inventories increased during the first nine months of 2008 in anticipation of planned reduced mill output during completion of the expansion project at Appleton’s paper mill in West Carrollton, Ohio. Cash flows from operating activities also included $19.7 million of payments made against Appleton's $25.0 million Fox River Liability.

Cash Flows from Investing Activities. Net cash used by investing activities in the first nine months 2008 totaled $77.5 million versus $37.1 million in the first nine months 2007. The increased 2008 spending is for the expansion project underway at the West Carrollton, Ohio paper mill. Construction spending on this expansion project is expected to extend into fourth quarter 2008. The expansion project is being funded through cash flows from operations, special financing provided by the State of Ohio and borrowings under Appleton’s senior secured credit facility.

Cash Flows from Financing Activities. Net cash provided by financing activities was $45.3 million for the first nine months of 2008, while $4.1 million was provided in the comparable 2007 period. During the first nine months of 2008, Appleton borrowed a net $58.3 million more on its revolving credit facility than it paid. In June 2007, Appleton entered into a new $375 million senior secured credit facility consisting of a seven-year, $225 million term loan and access to a six-year, $150 million revolving line of credit. Proceeds of the new term loan were used to repay outstanding balances on Appleton’s previous senior secured notes payable and revolving line of credit.

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. Also during first quarter 2008, Appleton fixed the interest rate, at 5.40%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. As of September 28, 2008, these swap contracts, or derivatives, were recorded at a combined asset value of $1.7 million based on fair value measurements using Level 2 inputs as described in SFAS 157, "Fair Value Measurements."

Cash overdrafts increased by $3.1 million during the first nine months 2008. Cash overdrafts represent checks issued (thereby eliminating the corresponding accounts payable) but not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

    The senior credit facility, senior notes and 9.75% senior subordinated notes contain affirmative and negative covenants.  In general, the covenants contained in the senior credit facility are more restrictive than those of the senior notes and 9.75% senior subordinated notes.  Among other restrictions, the covenants contained in the senior credit facility require Appleton to meet specified financial tests, including leverage and interest coverage ratios, which become more restrictive over the term of the debt.  Appleton was in compliance with such covenants as of September 28, 2008.  However, given current economic conditions, both nationally and globally, Appleton may not be able to meet its leverage coverage ratio in future periods. The Company is implementing plans to remain in compliance with all covenants using current volume and operating forecasts, however, if Appleton is ultimately not in compliance with the leverage coverage ratio, it will need to seek a waiver of the covenant defaults which may require paying a fee to its senior credit lenders or amend the terms of its senior credit facility which could increase Appleton’s cost of credit and adversely impact its operations.

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

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. These provisions are effective for financial statements issued for fiscal years beginning after November 15, 2008. PDC is currently evaluating the impact, if any, on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FASB Staff Position ("FSP") 157-3 which clarifies the application of SFAS 157 in a market that is not active. The adoption of SFAS 157 with respect to financial assets and liabilities, in the first quarter of 2008, did not have a significant effect on the Company’s financial statements. The Company is currently evaluating the impact, if any, of SFAS 157 for measuring nonfinancial assets and liabilities on future results of operations and financial position.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

For information regarding quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10-K for the year ended December 29, 2007. There have been no other material changes in the quantitative or qualitative exposure to market risk from that described in the Form 10-K.

Item 4—Controls and Procedures

Internal Controls Over Financial Reporting

There were no changes in the internal control over financial reporting of Appleton or PDC during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Disclosure Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Information regarding legal proceedings is contained in Note 13 to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

Item 1A – Risk Factors

Other than with respect to the risk factors set forth below, there have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 29, 2007.

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

As of September 28, 2008, we were in full compliance with all financial covenants in our senior credit facility. However, given current economic conditions, both nationally and globally, Appleton may not be able to meet its leverage coverage ratio in future periods. The Company is implementing plans to remain in compliance with all covenants using current volume and operating forecasts, however, if Appleton is ultimately not in compliance with the leverage coverage ratio, it will need to seek a waiver of the covenant defaults which may require paying a fee to its senior credit lenders or amend the terms of its senior credit facility which could increase Appleton’s cost of credit and adversely impact its operations.

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

Our North American market is highly competitive. We compete based on a number of factors, including price, product availability, quality and customer service. Additionally, we compete with domestic production and imports from Europe and Asia. We believe that competitors in China, Germany and Korea have illegally dumped lightweight thermal paper into the United States and that competitors in China have been subsidized by the Chinese Government. The U.S. Department of Commerce (“Department”) issued its preliminary determination regarding the Chinese subsidy on March 10, 2008, finding margins that range from 0.57% to 59.5%. Interim duties have been imposed to offset the levels of subsidization found in the amount of these margins. On May 7, 2008, the Department imposed preliminary anti-dumping duties in the amount of 133% against China and 6.5% against Germany.

On September 26, 2008, the Department issued its final determination, affirming that certain Chinese producers and exporters of LWTP sold the product in the U. S. at prices below fair value, and imposing final duties of 19.77% to 115.29% on those imports. The Department also affirmed that German producers and exporters of LWTP sold the product in the U.S. at prices below fair value and imposed final duties on those imports of 6.5%.  In addition, the Department announced its final determination concerning the imposition of countervailing duties on imports of LWTP from China to offset the subsidies that Chinese producers receive from the Chinese government. For all but one Chinese producer, the Department imposed duties of between 13.17% and 137.25%. Between the countervailing and anti-dumping duties, the Department imposed total duties of 19.77% to 252.54% on imports of LWTP from China.  On October 30, 2008, the ITC made a final determination that there is a reasonable indication that the U.S. industry producing certain LWTP is threatened with material injury due to unfairly traded imports from China and Germany.  As a result, the final duties will go into effect on or about November 21, 2008. These duties are paid directly to the U.S. federal government and will not have a direct impact on Appleton's net income.  Germany and/or China may file an appeal to the U.S. Court of International Trade.

The global credit market crisis and economic weakness may adversely affect our customers and suppliers.

    Global financial and credit markets recently have been, and continue to be, extremely unstable and unpredictable.  Worldwide economic conditions have been weak and may be further deteriorating.  The instability of the markets and weakness of the economy could affect the demand for our customers' products, the amount, timing and stability of their orders from us, the financial strength of our customers and suppliers, their ability or willingness to do business with us, our willingness to do business with them, and/or our suppliers' and customers' ability to fulfill their obligations to us.  These factors could adversely affect our operations, earnings and financial condition.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seek” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address Appleton’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that Appleton expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended December 29, 2007, as well as in the Quarterly Report on Form 10-Q for the quarters ended March 30, 2008 and June 29, 2008, as well as the current quarter ended September 28, 2008, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond Appleton’s ability to control or predict. Given these uncertainties, you should not place undue reliance on the forward-looking statements. Appleton disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6—Exhibits

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

APPLETON PAPERS INC. (Registrant)

Date: November 10, 2008	/s/ Thomas J. Ferree
Thomas J. Ferree
Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: November 10, 2008	/s/ Thomas J. Ferree
Thomas J. Ferree
Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)