Form 10-K
period 2009-01-03
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2009-03-27
CIK 1144326, 1166365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 3, 2009
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

Indicate by check mark if either of the registrants is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☒    No  ☐

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether either of the registrants is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).
Large Accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of March 2, 2009, 10,643,361 Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of March 2, 2009, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Documents incorporated by reference: None.

Appleton Papers Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

PART I

Unless stated to the contrary or the context requires otherwise, all references in this report to “PDC,” “Paperweight Development” or “company” refer to Paperweight Development Corp. and its subsidiaries and predecessors. Appleton Papers Inc. is a wholly-owned subsidiary of Paperweight Development Corp., which is referred to as “Appleton” in this report.

Item 1.	Business

Overview

Appleton manufactures and sells carbonless and thermal papers as well as other specialty papers. It also manufactures and sells plastic films and flexible packaging solutions.

Under U.S. generally accepted accounting principles (“GAAP”), Appleton has four reportable business segments: coated solutions, thermal papers, security papers and performance packaging. The performance of these four segments is described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Late in 2007, Appleton committed to a formal plan to sell Bemrose Group Limited (“Bemrose”), its secure and specialized print services business based in Derby, England. Bemrose is a leading U.K. provider of mission critical security and specialized print services. At the time of its acquisition in December 2003, Bemrose was expected to provide Appleton with a new product entry in the U.K. security print market, with opportunities to expand into the U.S. market. After conducting a strategic review in the fourth quarter of 2007, Appleton decided to focus its attention and expand its leadership positions in its core businesses. On August 1, 2008, Appleton completed the sale of Bemrose. The operating results of Bemrose for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, have been reclassified and are reported separately as discontinued operations. In addition, Appleton reclassified the assets and liabilities of Bemrose, at December 29, 2007, as discontinued operations.

Technical Papers

Coated Solutions

Carbonless paper products comprise the largest component of the coated solutions segment. Appleton produces the Appleton and NCR PAPER* brands of carbonless paper. Appleton considers itself to be the world’s largest producer of carbonless paper. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. Within the coated solutions business, Appleton produces coated products for point-of-sale displays and other design and print applications and offer custom coating solutions.

Thermal Papers

The thermal papers segment focuses on the development of substrates for the transaction and item identification markets. Appleton considers itself to be the largest manufacturer of direct thermal papers in North America. Thermal products are widely used for point-of-sale receipts and coupons; entertainment and transportation tickets; lottery and gaming tickets; engineering, medical and industrial charts; tags for airline baggage and retail applications; and label products for shipping, warehousing, medical and clean-room applications.

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

On November 9, 2001, Appleton employees acquired the Company from Arjo Wiggins Appleton p.l.c. through the use of an employee stock ownership plan. Effective February 3, 2003, Appleton changed its trade name to Appleton and adopted the tagline, “What Ideas Can Do®.”

The KSOP and the ESOP

The Appleton Papers Retirement Savings and Employee Stock Ownership Plan (the “KSOP” or the “plan”) includes a separate employee stock ownership plan component (the “ESOP” or the “Company Stock Fund”). The KSOP is a tax-qualified retirement plan that is available to U.S. employees. The ESOP component of the KSOP is a tax-qualified employee stock ownership plan that invests in PDC common stock.

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

In December 2003, Appleton acquired Bemrose, a privately-held company headquartered in Derby, England. The group’s operating unit, BemroseBooth Limited (“BemroseBooth”), produces security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailings and printed calendars. BemroseBooth also offers print management services through a network of external suppliers.

In January 2005, Appleton acquired New England Extrusion, Inc., located in Turners Falls, Massachusetts, and Milton, Wisconsin, a company that produces single and multilayer polyethylene films for packaging applications.

Late in 2007, Appleton committed to a formal plan to sell Bemrose, its secure and specialized print services business based in Derby, England. At the time of its acquisition in December 2003, Bemrose was expected to provide Appleton with a new product entry in the U.K. security print market, with opportunities to expand into the U.S. market. After conducting a strategic review in the fourth quarter of 2007, Appleton decided to focus its attention and expand its leadership positions in its core businesses. On August 1, 2008, Appleton completed the sale of Bemrose. The operating results of Bemrose for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, have been reclassified and are reported separately as discontinued operations. In addition, Appleton reclassified the assets and liabilities of Bemrose, at December 29, 2007, as discontinued operations. As such, the discussion that follows excludes Bemrose.

For financial information regarding Appleton’s business segments, refer to Note 22 of Notes to Consolidated Financial Statements contained below in “Item 8. Financial Statements and Supplementary Data.”

Technical Papers

Coated Solutions

The coated solutions segment produces carbonless paper, coated products and custom coating solutions and accounted for approximately 56% of total company net sales in 2008. Appleton sells carbonless roll and sheet products under the Appleton and NCR PAPER* brands, offering nearly 375 grades of carbonless roll and sheet products with approximately 3,900 stock keeping units differentiated by grade, width, length, color and basis weight. Appleton believes it has the broadest carbonless product line in the industry.

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

Since 1994, the U.S. carbonless market has been in decline as a result of increased use by businesses of competing technologies that do not use impact printing to create images. Examples of such technologies include digital laser, inkjet and thermal printers, as well as electronic communications. Appleton believes that the U.S. and Canadian carbonless paper market declined by approximately 5% to 12% annually from 2003 through 2008. Compared to historical levels, this decline is expected to accelerate slightly over the next five years. Appleton believes the worldwide carbonless market is also in decline, with demand declining at approximately 4% to 5% per year.

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

Thermal Papers

The thermal papers segment primarily produces and sells direct thermal papers for the transaction and item identification markets and accounted for approximately 29% of total company net sales in 2008. The most popular direct thermal imaging chemistry is based on the leuco dye system that was invented by NCR Corporation and commercially introduced by Appleton in the late 1960s. Thermal paper is used in four principal market segments: point-of-sale products for retail receipts and coupons; label products for shipping, warehousing, medical and clean-room applications; tag and ticket products for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and printer/calculator/chart products for engineering, industrial and medical diagnostic charts. It is estimated that the point-of-sale and label market segments, combined, accounted for the majority of the U.S. and Canadian thermal market, by volume, in 2008.

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

The market for thermal paper has grown with new applications being developed to benefit thermal technology. Based on its assessment, Appleton believes the annual rates of growth in the U.S. and Canadian thermal markets from 2003 to 2008 were between 0% and 9% and averaged nearly 5% for the period. Further, based on its assessment, Appleton believes the U.S. and Canadian thermal markets will continue to grow and that global markets will also continue to expand. In 2008, the Company completed an investment of approximately $125 million to expand the West Carrollton, Ohio, mill to satisfy projected future demand for thermal products by domestic and international customers. The project included installation of a state-of-the-art coater to produce thermal papers and enhancements to one of the mill’s paper machines. Sales of thermal papers have not been significantly impacted by seasonality. In addition to Appleton, other significant thermal paper producers included Koehler AG, Kanzaki Specialty Papers, Ricoh Company, Ltd. and Mitsubishi Paper Mills Company Ltd. Appleton competes primarily on the basis of service, product quality, price and breadth of product offering.

Security Papers

The security papers segment produces products with security features that resist forgery and counterfeiting. Appleton has developed a portfolio of products that incorporates security technologies, including watermarks, taggants, embedded threads and fibers and machine-readable technologies, to serve global markets. Appleton focuses on checks and business and government documents. Sales of Appleton’s security products have not been significantly impacted by seasonality.

Security papers competitors include P.H. Glatfelter Company, Cascades Resources, Papierfabrik Louisenthal GmbH, Arjo Wiggins Appleton Limited and De La Rue International. Appleton competes primarily on the basis of service, breadth of product offering, product quality and price.

Performance Packaging Products

The performance packaging segment produces single and multilayer polyethylene films for packaging applications and accounted for approximately 12% of total company net sales in 2008. It also prints and converts flexible plastic packaging materials for customers in the food processing, household and industrial products industries. Sales of performance packaging products are positively affected by the fourth quarter holiday season followed by lower volumes in the first quarter of the year.

The Flexible Packaging Association estimates that the U.S. flexible packaging market (which includes performance packaging) generates over $25.6 billion in annual sales and employs approximately 79,000 people. Flexible and performance packaging operations range from small manufacturing companies with single facilities to large integrated corporations with up to 35 individual plant locations. The nation’s largest market for performance packaging is food, accounting for over 54% of shipments.

Performance packaging competitors include Pliant Corporation, Winpak, Charter Films, Inc., Danafilms, Inc., ISO Poly Films, Inc. and others. Large producers such as Bemis Company, Inc., Printpak Inc. and Alcan Inc. may also be competitors in some market situations. Appleton competes primarily on the basis of service, breadth of product offering and price.

Geographical Financial Information

Revenues from sales in the U.S. were $695.8 million in 2008, $700.0 million in 2007, and $746.6 million in 2006. Revenues from sales to customers in foreign countries were $268.8 million in 2008, $263.2 million in 2007, and $227.1 million in 2006. Substantially all long-lived assets were located in the U.S. as of January 3, 2009, December 29, 2007, and December 30, 2006.

Research and Technology

Research and technology plays an important role in Appleton’s leadership position. Ongoing investment in research and technology has enabled Appleton to develop core competencies in the encapsulation process, specialty coating chemistry, coating application systems and security technologies. Research and technology efforts are focused on cost reduction, product line extensions, new product development and technology transfer and development. Research and technology costs related to the development of new products and significant improvements to existing products were $14.2 million in 2008, $14.7 million in 2007 and $15.9 million in 2006.

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

Within the technical papers business, the five largest customers in the coated solutions segment accounted for approximately 38% of coated solutions net sales in 2008, 38% of coated solutions net sales in 2007 and 41% of coated solutions net sales in 2006. The five largest customers in the thermal papers segment accounted for approximately 36% of thermal papers segment net sales in 2008, 39% of thermal papers segment net sales in 2007 and 39% of thermal papers segment net sales in 2006. Sales to the five largest customers in the performance packaging segment accounted for approximately 32% of total segment net sales in 2008, 34% of total segment net sales in 2007 and 34% of total segment net sales in 2006. Sales to Unisource Worldwide, Inc. accounted for approximately 8% of 2008 total company net sales, 10% of 2007 total company net sales and 11% of 2006 total company net sales.

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

Order Backlogs

In the coated solutions business, customers generally order from stock grades and most orders are delivered the next day. Thermal paper customers also order primarily stock grades. As of year-end 2008, the total of coated solutions and thermal papers products ordered but not shipped was approximately 4% of annual sales volume. As of 2007 and 2006 year-ends, products ordered but not shipped totaled approximately 4% and 3%, respectively, of total annual shipments of coated solutions and thermal papers.

The performance packaging segment typically maintains backlogs of up to six weeks. Most sales are custom orders and many customers place advance or blanket orders covering a number of months into the future, which tends to increase the average backlog figures. Backlogs are managed so as to maximize the efficiency of production scheduling and machine utilization.

Manufacturing

The Appleton plant, located in Appleton, Wisconsin, produces carbonless and thermal papers. The Portage, Wisconsin plant produces microcapsules used primarily in the manufacture of carbonless paper at the Appleton, Roaring Spring and West Carrollton facilities. Appleton also uses microcapsules in other commercial applications.

The Roaring Spring, Pennsylvania mill is a fully integrated pulp and paper mill with three paper machines and produces carbonless and security products. The West Carrollton, Ohio mill produces carbonless and thermal base stock and finished carbonless and thermal paper products. The mill includes extensive recycling capabilities featuring wastepaper processing and de-inking operations. In 2007, an expansion program of approximately $125 million commenced at the mill, including installation of a state-of-the-art coater to produce thermal papers and enhancements to one of the mill’s paper machines. The project was completed in third quarter 2008.

C&H Packaging, based in Merrill, Wisconsin, is a printing, laminating and converting operation that prints multilayered, plastic films on high-speed, multicolor, flexographic printing presses using water-based ink systems. Converting operations include slitting and pre-formed and custom pouch production.

The films portion of the packaging business includes American Plastics, located in Rhinelander, Wisconsin, which manufactures multilayered, co-extruded barrier films, primarily sold to flexible packaging converters. In addition, American Plastics converts some of its films into vacuum pouches which are then sold to packing operations. Also included in the films portion of the packaging business is New England Extrusion, located in Turners Falls, Massachusetts, and Milton, Wisconsin, which produces single and multilayer polyethylene films for packaging applications.

Raw Materials

Raw materials purchases primarily consist of base stock, chemicals, pulp, wastepaper and resin. In 2008, those materials made up approximately 58% of the annual cost of goods sold. The largest raw material component, chemicals, comprised 20% of cost of goods sold in 2008.

The next largest raw material component is base stock—rolls of uncoated paper used in the production of coated paper products. Base stock is acquired from multiple sources pursuant to purchase agreements which establish pricing and volume targets. These agreements mitigate exposure to significant pricing cycles common for pulp and commodity paper products. Total base stock purchases in 2008 amounted to 17% of cost of goods sold.

Appleton is party to a significant base stock supply agreement, which commenced June 27, 2001. Purchases under this agreement were approximately 40% of total 2008 base stock purchases. The Company plans to purchase a significant portion of 2009 base stock needs in accordance with this agreement. The term of this agreement, as amended, expires on December 31, 2009.

Approximately 13% of cost of goods sold in 2008 was for pulp, wood and wastepaper used in the Roaring Spring and West Carrollton paper mills. While pulp and wastepaper prices are subject to swings in the supply and demand cycle for pulp and commodity papers, the Company seeks to reduce the impact of those swings by negotiating price and volume agreements for pulp and by purchasing wastepaper through a national broker.

The technical challenges of manufacturing products require Appleton to use many specialty raw materials, designed and manufactured to work with its products and manufacturing processes. Appleton makes purchasing decisions based upon quality, service, value and long-term strategic importance. There are long-term agreements with key suppliers designed to ensure stable and consistent supply, to promote joint development and engineering of new raw materials and products, to enhance total value to customers and to protect mutual strategic interests.

Employees

As of March 1, 2009, Appleton employed 2,210 persons, of whom, 1,264 were covered by union contracts. Manufacturing employees at Appleton’s major manufacturing facilities in Appleton, Roaring Spring and West Carrollton are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”). Represented employees at the Roaring Spring facility ratified a four-year labor agreement in August 2008. Manufacturing employees at the Appleton facility ratified a three-year labor agreement in October 2008. The labor contract at the West Carrollton facility expires in April 2009.

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

Intellectual Property

As part of the acquisition of the business from NCR in 1978, Appleton obtained a 100-year license to use forms of the NCR PAPER* trademark in branding for carbonless products. Appleton also licenses technology from other companies covering non-critical articles of manufacture, manufacturing processes or materials used in such processes. Appleton does not believe that any single patent or patent application is material to Appleton’s business or operations. Appleton believes that the patent duration is consistent with its business needs.

Environmental
General

Appleton’s operations are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations. These include laws and regulations governing emissions of air pollutants, discharges of wastewater and storm water, storage, treatment and disposal of materials and waste, remediation of soil, surface water and groundwater contamination and liability for damages to natural resources.

Compliance with environmental laws and regulations is an important facet of the business. Appleton expects to incur capital expenditures of approximately $3.2 million in 2009 and a total of approximately $3.3 million from 2010 through 2013 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. Appleton expects to continue to incur expenditures after 2013 in order to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements.

Appleton is subject to strict and, under some circumstances, joint and several liability for the investigation and remediation of environmental contamination, including contamination caused by other parties, at properties that it owns or operates and at properties where Appleton or its predecessors have arranged for the disposal of regulated materials. As a result, Appleton is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Appleton could be involved in additional proceedings in the future and the total amount of these future costs and other environmental liabilities may be material. Appleton has only been named a potentially responsible party, or PRP, at one site for which its liability may be significant, the Lower Fox River site, which is described below.

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

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, Appleton believes that it may be necessary to undertake remedial action in the future, although Appleton is currently under no obligation to do so. Appleton has not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. The cost for remedial action, which could include installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River, was estimated in 2001 to range up to approximately $10.5 million, with approximately $3 million in short-term capital costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill property, the Great Miami River remediation and Appleton’s share of these remediation costs, if any, and since Appleton is currently under no obligation to undertake remedial action in the future, no provision has been recorded in its financial statements for estimated remediation costs. In conjunction with the acquisition of PDC by the ESOP in 2001, and as limited by the terms of the purchase agreement, AWA agreed to indemnify the Company for 50% of all environmental liabilities at the West Carrollton mill up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owners and operators of the West Carrollton mill may be liable for all or part of the cost of remediation of historic PCB contamination.

Lower Fox River

Introduction. Various federal and state government agencies and Native American tribes have asserted claims against Appleton and others with respect to historic discharges of PCBs into the Lower Fox River in Wisconsin. Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. During this period, wastewater containing PCBs was discharged into the Lower Fox River from a publicly-owned treatment works, from the Appleton Coated paper mill and from other local industrial facilities. Wastewater from the Appleton plant was processed through the publicly-owned treatment works. As a result, there are allegedly eleven million cubic yards of PCB contaminated sediment spread over 39 miles of the Lower Fox River and Green Bay, which is part of Lake Michigan.

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

Remedial Action. The EPA and the Wisconsin Department of Natural Resources (“DNR”) issued two Records of Decision (“ROD”) in 2003, estimating the total costs for the Lower Fox River remedial action at approximately $400 million. Other estimates obtained by the PRPs range from a low of $450 million to as much as $1.6 billion. More recent estimates place the cost between $594 million and $900 million. In June 2007, the EPA and DNR issued an amended ROD which modified the remedial action plan for the Lower Fox River.

The EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River. The PRPs have initiated preliminary work under a work plan and are negotiating to reach a funding arrangement to enable the work plan to be implemented.

Appleton and NCR filed a lawsuit in January 2008 in federal court against various defendants, including other PRPs and certain municipalities, in an effort to require contribution to the cost of cleaning up PCB contaminated sediment in the Fox River.

Natural Resource Damages. In 2000, the U.S. Fish & Wildlife Service (“FWS”) released a proposed plan for restoring natural resources injured by PCBs. The plan estimates that natural resource damages (“NRDs”) will fall in the range of $176 million to $333 million for all PRPs. However, based on settlements of NRD claims to date, which have been substantially less than original estimates, Appleton anticipates the actual costs of NRD claims will be less than the original estimates provided by FWS.

Interim Restoration and Remediation Consent Decree. Appleton and NCR collectively paid $41.5 million for interim restoration and remediation efforts pursuant to a 2001 consent decree with various governmental agencies (the “Intergovernmental Parties” or “IGP”). In addition, Appleton and NCR collectively paid approximately $750,000 toward interim restoration efforts and the preparation of a progress report pursuant to a 2006 consent decree with the IGP. Appleton and NCR also paid $2.8 million in 2007 to fund a land acquisition in partial settlement of NRD claims. Neither of the consent decrees nor the land acquisition constitutes a final settlement or provides protection against future claims; however, Appleton and NCR will receive full credit against remediation costs and NRD claims for all monies expended.

Appleton’s Liability. CERCLA imposes liability on parties responsible for, in whole or in part, the presence of hazardous substances at a site. Superfund liable parties can include both current and prior owners and operators of a facility. While any PRP may be held liable for the entire cleanup of a site, the final allocation of liability among PRPs generally is determined by negotiation, litigation or other dispute resolution processes.

Appleton purchased the Appleton plant and the Combined Locks paper mill from NCR in 1978, after the use of PCBs in the manufacturing process was discontinued. Nonetheless, the EPA named both Appleton and NCR as PRPs in connection with remediation of the Lower Fox River. Appleton’s and NCR’s obligations to share defense and liability costs are defined by a 2006 arbitration determination.

The 2000 FWS study offered a preliminary conclusion that the discharges from the Appleton plant and the Combined Locks paper mill were responsible for 36% to 52% of the total PCBs discharged. These estimates have not been finalized and are not binding on the PRPs. Appleton has obtained its own historical and technical analyses which suggest that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total PCBs discharged.

A portion of Appleton’s potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay its respective share(s) of the potential liability, Appleton could be responsible for a portion of its share(s). Based on a review of publicly available financial information, Appleton believes that other PRPs will be required, and have adequate financial resources, to pay their shares of the remediation and natural resource damage claims for the Lower Fox River.

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

Accordingly, Appleton has recorded a reserve for its potential liability for the Lower Fox River. At December 29, 2007, this reserve was $194.0 million. During fiscal 2008, $42.0 million of payments were made from the reserve. This resulted in a remaining reserve of $152.0 million as of January 3, 2009, of which $37.7 million is recorded in other accrued liabilities and $114.3 million is recorded as a long-term environmental liability.

The following assumptions were used in evaluating Appleton’s potential Lower Fox River liability and establishing a remediation reserve:

•	total remediation costs of $654 million, based on the most recent bids received with a range from $594 million to $900 million;

•
the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than Appleton’s estimate;

•	costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less, based on the IGP’s settlement of other NRD claims;

•	Appleton’s responsibility for over half of the claims asserted against Appleton and NCR, based on the Company’s interim settlement agreement with NCR and the arbitration determination; and

•	$25 million in fees and expenses.

Although Appleton believes its recorded environmental liability reflects a reasonable estimate of its liabilities associated with the Lower Fox River, the actual amount of liabilities associated with the Lower Fox River could prove to be significantly larger than the recorded environmental liability.

AWA Indemnification. Pursuant to two indemnification agreements entered in 2001, AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims, which are defined in the agreements as the Fox River Liabilities.

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million in satisfaction of its unindemnified portion of the Fox River Liabilities. AWA paid $87.6 million in connection with Fox River Liabilities through 2008. At January 3, 2009, the total indemnification receivable from AWA was $152.0 million, of which $37.7 million is recorded in other current assets and $114.3 million is recorded as an environmental indemnification receivable.

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy provides up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. At January 3, 2009, the policy had $162.4 million of remaining coverage which is sufficient to cover Appleton’s share of the Fox River Liabilities. AWA’s obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended.

The indemnification agreements negotiated with AWA and the Commerce & Industry Insurance policy are designed to ensure that Appleton will not be required to fund any of the indemnified costs and expenses in relation to the Fox River Liabilities and to assure the ESOP Trustee and Appleton’s lenders and investors that Appleton will not have to rely solely on AWA itself to make these payments. This arrangement is working as designed and is expected to continue to protect Appleton with respect to the indemnified costs and expenses, based on Appleton’s review of the insurance policy and the financial condition of AWA and Commerce & Industry Insurance Company. AWA, PDC, the special purpose subsidiaries and the policyholder entered into a Relationship Agreement, which, among other things and subject to certain limited exceptions, prohibits AWA and PDC from taking any actions that would result in any change to this design structure.

In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009. Appleton anticipates the insurers may appeal the final judgment. Under the terms of the indemnification agreements, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation.

Item 1A.	Risk Factors

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seek” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address Appleton’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that it expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside Appleton’s control, which could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed below. Many of these factors are beyond Appleton’s ability to control or predict. Given these uncertainties, undue reliance should not be placed on the forward-looking statements. Appleton disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Appleton is subject to substantial costs and potential liabilities relating to environmental regulation and litigation.

Appleton is subject to comprehensive and frequently changing laws and regulations enacted by various federal, state and local authorities concerned with the impact of the environment on human health, the limitation and control of emissions and discharges into the air, ground and waters, the quality of ambient air and bodies of water and the handling, use and disposal of specified substances. Financial responsibility for the cleanup or other remediation of contaminated property or for natural resource damages can extend to previously-owned or used properties, waterways and properties owned by unrelated companies or individuals, as well as properties currently owned and used by Appleton, regardless of whether the contamination is attributable entirely to prior owners. As described in the following risk factor, Appleton has been identified as a potentially responsible party, or PRP, for remediation and alleged natural resource damages related to the Lower Fox River and Green Bay system, which Appleton refers to as the Lower Fox River. In addition, Appleton makes capital expenditures and incurs operating expenses for environmental obligations and matters arising from its daily operations.

Including the Lower Fox River, Appleton has approximately $152.0 million of accrued liabilities as of January 3, 2009, for estimated or anticipated liabilities and legal and consulting costs relating to environmental matters arising from past operations. Appleton also has approximately $152.0 million of indemnification receivables from its former parent company, AWA, as of January 3, 2009. While the accrued liabilities reflect its current estimate of the cost of these environmental matters, the amount that Appleton has accrued may be inadequate. In addition, Appleton may be named as a PRP at other sites in the future and the costs associated with such future sites may be material. Appleton expects environmental laws and regulations and the interpretation and enforcement of those laws and regulations to become increasingly stringent and to further limit emission and discharge levels and to increase the likelihood and cost of environmental cleanups and related activities. All of these factors are likely to increase Appleton’s operating expenses, require continuing capital expenditures and adversely affect the operating flexibility of its manufacturing operations and may require indeterminable and significant additional expenditures in connection with such compliance.

Appleton has been named as a potentially responsible party related to the Lower Fox River.

Appleton has been named by the EPA as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Appleton has been named a PRP because of discharges of polychlorinated biphenyls, or PCBs, into the Lower Fox River from its Appleton Plant in the 1950s, 1960s and 1970s and because of discharges from the Appleton Coated paper mill in Combined Locks, Wisconsin, which Appleton (and its predecessors) owned from 1978 to 2000. Appleton could be liable for a significant portion of the costs of remediating the PCBs that remain in the Lower Fox River. These costs could be material to Appleton’s financial position. In 2003, the DNR and EPA issued two Records of Decision (“RODs”) estimating total costs for remediation of $400 million. In June 2007, the EPA and DNR issued an amended ROD which modified the remedial action plan for the Lower Fox River. Various government agencies are also asserting that Appleton and the other PRPs are liable for natural resource damages caused by the PCBs. In October 2000, the U.S. Fish & Wildlife Service estimated that total natural resource damages would be in a range between $176 million to $333 million for all PRPs in the aggregate.

In November 2007, the EPA issued an administrative order directing the PRPs to implement the remedial action of the Fox River. The PRPs have initiated preliminary work under a work plan and are negotiating to reach a funding arrangement to enable the work plan to be implemented.

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

Accordingly, Appleton has recorded a reserve for its potential liability for the Lower Fox River. At December 29, 2007, this reserve approximated $194.0 million. During fiscal 2008, $42.0 million of payments were made from the reserve. This resulted in a remaining reserve of $152.0 million as of January 3, 2009, of which $37.7 million is recorded in other accrued liabilities and $114.3 million is recorded as a long-term environmental liability.

Although Appleton believes its recorded environmental liability reflects a reasonable estimate of its liabilities associated with the Lower Fox River, the actual amount of liabilities associated with the Lower Fox River could prove to be significantly larger than the recorded environmental liability.

Appleton’s former parent, AWA, may fail to comply with its indemnification obligations related to the acquisition of the company.

As amended in, and as limited by the terms of the purchase agreement relating to the acquisition of Appleton, AWA and two of its affiliates have agreed to indemnify PDC and Appleton for certain losses resulting from: inaccuracies in the environmental representations and warranties made by AWA and its affiliates; certain known environmental matters that existed at the closing of the acquisition; environmental matters related to the businesses of Newton Falls, Inc., Appleton Coated LLC and several other of Appleton’s former affiliates and subsidiaries; and environmental matters relating to the real property on which Appleton’s former Camp Hill, Pennsylvania plant and Appleton’s current distribution center are located that existed prior to its sale of the Camp Hill plant to a third party.

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

Appleton has a substantial amount of indebtedness outstanding and, as a result, it is operating as a highly leveraged company.

Appleton’s total debt at January 3, 2009, was approximately $605.4 million. For a description of the components of Appleton’s debt see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 10 of the Notes to Consolidated Financial Statements. This large amount of indebtedness could:

•	make it more difficult for Appleton to satisfy its obligations with respect to the senior credit facilities, the senior secured note payable, the senior notes and senior subordinated notes;

•
require Appleton to dedicate a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions, research and technology efforts and other general corporate activities;

•	limit Appleton’s ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate activities; and

•	limit Appleton’s flexibility in planning for, or reacting to, changes in its businesses and the industries in which it operates.

Furthermore, although Appleton’s ability to borrow money is restricted by the terms of the senior credit facilities and other secured debt and the indentures governing the senior notes and senior subordinated notes, it may be possible for Appleton to incur even more debt and, if it does so, these risks could intensify. See also "Compliance with the covenants relating to Appleton's indebtedness may limit its operating flexibility."

Appleton’s ability to service its debt is dependent on its future operating results and Appleton cannot be sure that it will be able to meet its debt obligations as they come due.

Appleton’s ability to meet its payment obligations and to comply with the financial covenants contained in the agreements relating to its indebtedness is subject to a variety of factors, including, for example, changes in:

•	demand for and selling prices of Appleton’s products;

•	competition;

•	costs of raw materials and operating costs;

•	the decline rate in sales of carbonless paper products;

•	environmental regulations; and

•	general economic conditions.

Appleton may not be able to generate sufficient cash flow to meet its payment obligations under the agreements relating to its indebtedness. If Appleton is unable to generate sufficient cash flow or otherwise obtain funds necessary to make the required payments on its indebtedness, then it may be required to refinance its indebtedness. Appleton may not be able to refinance its indebtedness on terms that are acceptable to it or at all. In the absence of a refinancing, Appleton’s lenders would be able to accelerate the maturity of its indebtedness, which could cause Appleton to default under its other indebtedness, dispose of assets or declare bankruptcy. See also "Compliance with the covenants relating to Appleton's indebtedness may limit its operating flexibility."

Compliance with the covenants relating to Appleton’s indebtedness may limit its operating flexibility.

    Appleton’s senior secured credit facilities and senior secured term note payable contain provisions that require Appleton to maintain specified financial ratios as such items are defined in the debt agreements. As a result of the significant downturn in Appleton’s business markets and the resulting loss reported for the three months ended January 3, 2009, Appleton was not in compliance with the leverage ratio covenants at January 3, 2009, which constituted events of default under the debt agreements. In March 2009, Appleton and its lenders entered into an agreement to waive the event of default existing at January 3, 2009, under the senior secured credit facilities, and amend other provisions of the senior secured credit facilities, including a new fixed charge coverage ratio defined as the ratio of EBITDA, less capital expenditures, to the sum of principal payments on debt, cash interest and ESOP redemptions. In March 2009, Appleton and the holder of the senior secured term note payable entered into an agreement to waive the event of default existing at January 3, 2009, under the senior secured term note payable, and amend other provisions of the senior secured note payable on terms similar to amendments to the senior secured credit facilities. Appleton’s ability to comply with the financial covenants in the future depends on further debt reduction and achieving the forecasted operating results. However, with the volatility being experienced in the current economic environment, it can be difficult to predict the ultimate impact of current economic trends on the Company's future operating results. Given the uncertain global economies, continued constraints in the credit markets and other market uncertainties, there are various scenarios, including a reduction from forecasted operating results, under which Appleton could violate its financial covenants during 2009. Appleton’s failure to comply with such covenants or an assessment that it is likely to fail to comply with such covenants, could also lead Appleton to seek amendments to or waivers of the financial covenants contained in the senior secured credit facilities and senior secured term note payable. No assurances can be provided that Appleton would be able to obtain any amendments to or waivers of the covenants contained in the senior secured credit facilities and senior secured term note payable. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

The market for the primary product in Appleton’s coated solutions segment, carbonless paper, may decline more rapidly than anticipated.

Appleton’s technical papers business includes the coated solutions, thermal papers and security papers segments. Appleton’s coated solutions segment, of which the primary product is carbonless paper, currently represents its primary business segment and accounted for 59% of total company net sales in 2006, 59% of net sales in 2007 and 56% of net sales in 2008. Appleton’s total sales volume of carbonless paper products declined 2.3% from 2006 to 2007 and 9.7% from 2007 to 2008. Appleton believes the worldwide carbonless market is declining as users switch to alternative modes of communication and technologies that do not use impact printing to create images. Appleton expects that its total sales volume of carbonless paper products will continue to decline at rates that are consistent with the decline rate of the overall market. If the decline in Appleton’s sales of carbonless paper products accelerates, or if it is unable to maintain the prices of its carbonless paper products, then Appleton’s operating efficiency, profitability and cash flow may be materially adversely affected.

Appleton may be unable to develop and introduce new and enhanced products.

Appleton’s success in developing new products will depend in large part on its ability to use its existing technical and manufacturing capabilities and knowledge in the development and introduction of new, value-added products targeted at new markets and customers. If Appleton is unable to utilize its capabilities or, properly identify and address the evolving needs of targeted customers and markets, Appleton’s ability to capture and develop new business opportunities will be limited. In addition, if the revenue and profits generated by new products are not sufficient to replace the anticipated decline in revenue and profits generated by carbonless products, then Appleton’s business would suffer.

Appleton’s ability to compete effectively in the marketplace depends, in large part, on its ability to continually improve productivity and reduce operating costs.

Appleton must continually strive to improve the productivity and cost structure of its manufacturing operations and the efficiency of its support services in order to offer products that are priced competitively and deliver an attractive value proposition to its customers. Appleton set specific productivity and cost reduction goals each year for each of its production facilities and key staff functions. Accomplishing these goals is essential to its near-term competitiveness and long-term financial viability. If Appleton fails to reach these goals, it may experience an erosion of its profit margins, a decline in net sales or both, which could negatively impact its ability to service its debt and invest in the future growth of its various business segments.

Appleton may be unsuccessful integrating the expansion at its West Carrollton, Ohio paper mill.

Appleton invested approximately $125 million to expand thermal paper manufacturing capacity at its existing paper mill located in West Carrollton, Ohio. Work on the expansion project commenced during the first quarter of 2007 and was completed in the second half of 2008. Appleton may not be able to integrate operation of the expansion equipment with existing paper mill equipment as expected or achieve anticipated operational improvements. Additionally, although the thermal paper market in recent years has been growing, market conditions may change such that Appleton is not able to capture the intended benefits from the expansion project. As a result, Appleton may not achieve the revenue and profits that supported the investment analysis. If any one or all or combination of these risks materialize, then its operating efficiency, profitability and cash flow may be materially adversely affected.

Appleton currently relies on a relatively small number of customers to generate a significant amount of its net sales from each of its various businesses.

Within the technical papers business, Appleton’s five largest customers in the coated solutions segment accounted for approximately 38% of coated solutions net sales in 2008, 38% of coated solutions net sales in 2007 and 41% of coated solutions net sales in 2006. Appleton’s five largest customers in the thermal papers segment accounted for approximately 36% of thermal papers segment net sales in 2008, 39% of thermal papers segment net sales in 2007 and 39% of thermal papers segment net sales in 2006. Sales to Appleton’s five largest customers in the performance packaging segment accounted for approximately 32% of total segment nets sales in 2008, 34% of total segment net sales in 2007 and 34% of total segment net sales in 2006.

Many of Appleton’s customers are under no obligation to purchase its products in the future. Furthermore, some of Appleton’s customers have become insolvent or financially distressed in recent years. If Appleton loses one or more of its significant customers (e.g., to a competitor or as a result of their being acquired by a customer of a competitor) or any of Appleton’s significant customers experience financial difficulty, then its operating efficiency, revenues, earnings and cash flow could be materially adversely affected.

Appleton currently relies on a small number of third parties to supply several of the key raw materials used to produce its products.

Appleton’s business depends upon the availability of key raw materials, including base stock, certain chemicals and resins. In 2008, Appleton purchased approximately $135 million of base stock from external suppliers. Appleton relied on two external suppliers for approximately 96% of the base stock it purchased in 2008 to produce coated solutions products. Appleton relied on a single external supplier for approximately 53% of the base stock Appleton purchased in 2008 to produce thermal papers. For some of the key chemicals Appleton uses in its products, it relies on one or two suppliers. If there is a disruption in the supply of raw materials, including the chemicals that Appleton needs to produce its coated solutions and thermal products or the resins Appleton uses in its performance packaging products, then Appleton may be required to purchase these raw materials from alternative sources, which may result in a significant increase in its operating costs. Included in these increased costs would be development costs associated with qualifying new raw materials and suppliers. Appleton may not be able to procure carbonless base stock, thermal base stock, key chemicals, resins or other raw materials from alternative suppliers in the future in amounts sufficient to meet its needs or at prices consistent with historical prices. The unavailability of alternative suppliers could subject Appleton to significant cost increases and manufacturing delays and could have a material adverse effect on its operations, earnings and cash flow.

The global credit market crisis and economic weakness may adversely affect Appleton’s customers and suppliers.

Global financial and credit markets recently have been, and continue to be, extremely unstable and unpredictable. Worldwide economic conditions have been weak and may be further deteriorating. The instability of the markets and weakness of the economy could affect the demand for Appleton’s customers’ products, the amount, timing and stability of their orders from Appleton, the financial strength of its customers and suppliers, their ability or willingness to do business with Appleton, Appleton’s willingness to do business with them, and/or Appleton’s suppliers’ and customers’ ability to fulfill their obligations to Appleton. These factors could adversely affect Appleton’s results of operations, financial condition and cash flows.

Appleton has competitors in its various markets and it may not be able to maintain prices and margins for its products.

Appleton faces strong competition in all of its business segments. Its competitors vary in size and the breadth of their product offerings and some of its competitors have significantly greater financial, technical and marketing resources than Appleton does. Regardless of the continuing quality of Appleton’s primary products, Appleton may be unable to maintain its prices or margins due to:

•	declining overall carbonless market size;

•	accelerating decline in carbonless sheet sales;

•	variations in demand for, or pricing of, carbonless products;

•	increasing manufacturing costs;

•	increasing competition in international markets or from domestic or foreign producers; or

•	declining general economic conditions.

Appleton’s inability to compete effectively or to maintain its prices and margins could have a material adverse effect on its earnings and cash flow.

The North American market is highly competitive. Appleton competes based on a number of factors, including price, product availability, quality and customer service. Additionally, Appleton competes with domestic production and imports from Europe and Asia. In September 2007, Appleton filed antidumping petitions against imports of certain lightweight thermal paper (“LWTP”) from China, Germany and Korea and a countervailing duty petition against such imports from China. On September 26, 2008, the U.S Department of Commerce (“Department”) issued its final determination, affirming that certain Chinese producers and exporters of LWTP sold the product in the U.S. at prices below fair value, imposing final duties of 19.77% to 115.29% on those imports. The Department also affirmed that German producers and exporters of LWTP sold the product in the U.S. at prices below fair value and imposed final duties on those imports of 6.5%. In addition, the Department announced its final determination concerning the imposition of countervailing duties on imports of LWTP from China to offset the subsidies that Chinese producers receive from the Chinese government. For all but one Chinese producer, the Department imposed duties of between 13.17% and 137.25%. Between the countervailing and anti-dumping duties, the Department imposed total duties of 19.77% to 252.54% on imports of LWTP from China. On October 30, 2008, the U.S. International Trade Commission (“ITC”) made a final determination that there is a reasonable indication that the U.S. industry producing certain LWTP is threatened with material injury due to unfairly traded imports from China and Germany. As a result, the final duties went into effect in November 2008. These duties do not have a direct impact on Appleton’s net income. A German manufacturer has filed an appeal of the ITC determination to the U.S. Court of International Trade. In addition, a Chinese manufacturer has filed an appeal of the Department determination to the U.S. Court of International Trade. Duties in the form of cash deposits remain in place during the pending appeals. In the event the appeals are successful, certain of the duties could be reduced or eliminated.

PDC and its eligible subsidiaries may fail to remain qualified to be taxed as subchapter S corporations and the ESOP may not continue to be exempt from U.S. federal or certain state and local income taxes.

PDC has made an election to be treated as a subchapter S corporation for U.S. federal and, where recognized, state and local income tax purposes and an election to treat its eligible subsidiaries as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. PDC believes that currently, it qualifies as a subchapter S corporation and that Appleton and other eligible subsidiaries are qualified subchapter S subsidiaries. Appleton’s Canadian subsidiary is subject to Canadian tax law and is not eligible for this treatment.

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

PDC’s continuing status as a subchapter S corporation and its eligible subsidiaries as qualified subchapter S subsidiaries for U.S. federal and state income tax purposes will depend upon its, and their, ability to continue to meet the eligibility requirements.

It is possible that the Internal Revenue Service, or IRS, could take the position on audit that PDC is not eligible to be taxed as a subchapter S corporation and, as a consequence, terminate its subchapter S election. Additionally, the applicable law and regulations may change in a way that results in PDC being taxed as a corporation other than as a subchapter S corporation. Furthermore, the current law that exempts the ESOP trust from taxation on its allocable share of a subchapter S corporation’s income may change.

PDC realizes significant tax savings during profitable years due to the subchapter S corporation status. However, if, for any reason, it lost its subchapter S corporation status, or any of its qualified subchapter S subsidiaries loses its qualified subchapter S subsidiary status, it would be required to pay U.S. federal and certain state and local income taxes, thereby reducing the amount of cash available to repay debt or reinvest in Appleton’s operations, which could have a material adverse effect on its earnings and cash flow. Similarly, if the plan does not qualify as an ESOP and becomes subject to tax on its share of the subchapter S corporation’s income, Appleton would have to distribute cash to the ESOP trust to enable it to pay the resulting taxes, again reducing the amount of cash available to repay debt or to be reinvested in its operations. The termination of PDC’s subchapter S corporation status or the termination of its subsidiaries’ qualified subchapter S subsidiary status would violate covenants under the senior credit facilities and other secured debt and the indentures governing the senior notes and senior subordinated notes and would lead to a default under the senior credit facilities and/or the indentures governing the senior notes and senior subordinated notes.

As a subchapter S corporation, PDC is subject to a corporate-level tax under Section 1374 of the Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the subchapter S election or the date assets are acquired in a carryover basis transaction from a C corporation if the gain is recognized within ten years (seven years for 2009 and 2010) after the effective date of the subchapter S election or the date of the acquisition. If Appleton sells a material portion of its assets within that ten (seven)-year period, it could be subject to a significant tax liability.

Appleton’s underfunded pension plans require future pension contributions which could limit flexibility in managing the Company.

Due to the negative investment returns in 2008, the total projected benefit obligation of Appleton’s defined benefit pension plans exceeded the fair value of the plan assets by $109.8 million at January 3, 2009. The Company contributed $10.0 million to the pension plan in 2008 and is forecasting contributions of $10.0 million and $15.0 million in 2009 and 2010, respectively. Among the key assumptions inherent in the actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, the pension plan obligation could increase materially. The size of future required pension contributions could result in Appleton dedicating a substantial portion of its cash flow from operations to making the contributions which would negatively impact flexibility in managing the Company.

Future legislation or regulations intended to reform pension and other employee benefit plans could adversely affect Appleton’s ability to repay its debt, reinvest in its operations or grow its business through new product development or through acquisitions.

From time to time in recent years, legislators and agencies of the executive branch have formulated or suggested various legislative proposals that would affect employee benefit plans. If legislation is adopted that requires Appleton to lift restrictions on sales of PDC common stock held in participants’ KSOP accounts, or that limits the amount of PDC common stock that may be held by the KSOP, then Appleton may be required to fund the repurchase of substantial amounts of PDC common stock or take some other action restrictive to its finances. These repurchases or other restrictive actions could reduce the amount of cash available to repay debt, reinvest in its operations or grow its business through new product development or through acquisitions. In addition, these repurchases could violate covenants under its senior credit facilities and other secured debt and the indentures governing the senior notes and senior subordinated notes, which could lead to a default under those agreements.

PDC’s legal obligations to repurchase common stock from employees and former employees may lead to a default under the agreements governing Appleton’s indebtedness or may constrain Appleton's ability to make necessary reinvestments into its operations or invest in new business opportunities.

It may be necessary for Appleton to make significant distributions to PDC in order for PDC to satisfy its share of repurchase obligations, under the Employee Retirement Income Savings Act of 1974, or ERISA, and the terms of the KSOP, to current and former employees who are participants in the ESOP. PDC incurs obligations to ESOP participants, when they retire or otherwise terminate employment, to repurchase shares of PDC. The ESOP allows PDC to satisfy its share repurchase obligations by installment payments and PDC currently satisfies its share repurchase obligations to former participants by making five equal annual installment payments. The ESOP also has obligations to permit certain participants to diversify the investment of a portion of their ESOP account, which would otherwise be invested in shares of PDC stock. However, the agreements governing Appleton’s indebtedness, including its indebtedness under the senior notes and senior subordinated notes, contain limitations on its ability to satisfy the repurchase obligations. The amount of PDC’s repurchase obligations may at any time exceed these limitations and Appleton may elect to or be forced to help PDC meet its obligations. Further, PDC, as a guarantor of Appleton’s indebtedness, may also be limited to some extent from making payments to the ESOP or its beneficiaries by the terms of its and Appleton’s indebtedness, including the indebtedness under the senior notes and senior subordinated notes.

As a result of PDC’s legally imposed repurchase obligations, Appleton and/or PDC may be forced to violate the distribution and/or payment limitations contained in the agreements relating to its and Appleton’s indebtedness, including Appleton’s indebtedness under the senior notes and senior subordinated notes, which may ultimately result in a default under the agreements and the notes. Defaults on any of its indebtedness could result in acceleration of its indebtedness and cause Appleton to dispose of its assets or declare bankruptcy and, as a result, it may not have sufficient funds to satisfy its obligations under the senior notes and senior subordinated notes.

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

Appleton owns or leases the facilities reflected in the table below. Appleton believes that its plants and facilities have been well maintained, are in good condition, are suitable for their respective operations and provide sufficient capacity to meet production requirements.

Location	Description	Approximate Square Footage	Status
Appleton, Wisconsin (Wisconsin Ave.)	Headquarters Offices and Manufacturing Plant	1,157,000	Owned
Portage, Wisconsin	Capsule Manufacturing Plant	54,000	Owned
Roaring Spring, Pennsylvania	Pulp and Paper Mill	634,000	Owned
West Carrollton, Ohio	Pulp and Paper Mill	770,000	Owned
Merrill, Wisconsin	Flexible Plastics Printing and Converting Plant	128,000	Owned
Rhinelander, Wisconsin	Film and Commercial Packaging Plant	78,000	Owned
Turners Falls, Massachusetts	Film and Commercial Packaging Plant	105,000	Owned
Milton, Wisconsin	Film and Commercial Packaging Plant	47,000	Owned
Appleton, Wisconsin (East Warehouse Road)	Warehouse	352,000	Lease expires 11/30/12
Appleton, Wisconsin (Kensington Drive)	Distribution Center	357,000	Lease expires 12/31/09
Hebron, Kentucky	Distribution Center	194,000	Lease expires 12/31/10
Camp Hill, Pennsylvania	Distribution Center	242,000	Lease expires 8/31/10
Ontario, California	Distribution Center	115,000	Lease expires 7/31/10
Edwardsville, Kansas	Distribution Center	244,000	Lease expires 12/28/10
McDonough, Georgia	Distribution Center	136,000	Lease expires 9/30/10
Portland, Oregon	Distribution Center	53,000	Lease expires 12/31/10
Peterborough, Ontario, Canada	Distribution Center	50,000	Lease expires 12/31/10
Roaring Spring, Pennsylvania	Warehouse	67,000	Lease expires 12/31/09

Appleton’s technical papers business is primarily operated at the Appleton and Portage, Wisconsin, West Carrollton, Ohio and Roaring Spring, Pennsylvania locations. Its performance packaging business is primarily operated at the Merrill, Rhinelander and Milton, Wisconsin and Turners Falls, Massachusetts locations.

During the years 2004 - 2008, Appleton invested approximately $244 million in capital improvements, of which, approximately $224 million was spent at its manufacturing facilities. The primary goal of this capital spending was to improve manufacturing efficiencies, product quality and cycle time. Of the $224 million spent on manufacturing facilities, approximately $4.4 million was spent to comply with applicable environmental regulations.

Appleton also maintains four field sales offices in the U.S., all of which are in leased premises under short-term leases.

Item 3.	Legal Proceedings

Appleton is involved from time to time in certain administrative and judicial proceedings and inquiries related to environmental matters. For a discussion of these environmental matters, see “Item 1. Business – Environmental” and Note 17 of the Notes to the Consolidated Financial Statements. Furthermore, from time to time Appleton may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of business. Appleton has successfully defended such claims, settling some for amounts which are not material to its business and obtaining dismissals in others. While Appleton vigorously defends itself and expects to prevail in any similar cases that may be brought against it in the future, there can be no assurance that it will be successful.

    In 1996, after being named as a defendant in a lawsuit, Appleton notified its insurance carriers of a coverage claim under policies in effect at the time. The lawsuit ultimately was resolved and Appleton recovered expenses from three of four insurers. The fourth insurer disputed coverage for its share of previously incurred costs. As a result, Appleton filed a lawsuit against the insurer. In 2007, a Wisconsin state appellate court issued an order estopping the insurer from denying its obligation to cover Appleton. Pursuant to a judgment in favor of Appleton which was entered in March 2008, and subsequent settlement negotiations with the insurer, Appleton recorded $22.3 million of income, net of fees. These proceeds were received in April 2008.

Other than the Lower Fox River matter described in “Item 1. Business – Environmental,” and assuming Appleton’s expectations regarding defending such demands, claims, suits or other legal or regulatory proceedings prove accurate, Appleton does not believe that any pending or threatened demands, claims, suits or other legal or regulatory proceedings will have, individually or in the aggregate, a materially adverse effect on financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the common stock of PDC or Appleton. All of the outstanding shares of PDC are owned of record by the KSOP, in which there are approximately 1,925 active participants who were invested in the Company’s Stock Fund as of January 3, 2009. All of the outstanding shares of Appleton are owned of record by PDC.

No dividends have been declared on the common stock of PDC or Appleton in the last two fiscal years and neither of these entities currently anticipates paying dividends in the foreseeable future. Each of these entities is restricted from declaring dividends and repurchasing common stock pursuant to provisions contained in the senior credit facilities and indentures governing the senior notes and senior subordinated notes. For further information, see Notes 10 and 23 of Notes to Consolidated Financial Statements.

During the year ended January 3, 2009, PDC sold approximately 262,752 shares of its common stock to the ESOP. The ESOP acquired the shares with payroll deferrals, rollovers and employee loan payments made to the ESOP during the period from December 30, 2007, to December 19, 2008, by employees of Appleton who are participants in the KSOP as well as interest received by the trust. The aggregate sales price was $6.4 million. There were no underwriters used and no underwriting discounts or commissions paid. The offer and sale of the shares was made pursuant to Rule 701 under the Securities Act of 1933, as amended. The Company’s matching contributions over this same period resulted in an additional 234,378 shares of redeemable common stock. As a result of hardship withdrawals, diversification elections, employee terminations and employee loan requests, 969,987 shares of PDC redeemable common stock were repurchased during fiscal 2008 at an aggregate price of $27.9 million.

Item 6.	Selected Financial Data

The following tables set forth selected historical consolidated financial data for Paperweight Development and Appleton as of and for each of the five fiscal years in the five-year period ended January 3, 2009. The consolidated financial information shown below reflects Bemrose as a discontinued operation for all periods presented. The historical consolidated financial data for the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006, were derived from the consolidated financial statements included elsewhere in this report, which have been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as indicated in its report included in "Item 8. Financial Statements and Supplementary Data." The remaining historical financial data presented below were derived from the audited consolidated financial statements not included in this report. The historical consolidated financial data presented in this report are not necessarily indicative of the financial position or results of operations for any future period. The financial and other operating data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and related notes included elsewhere in this report.

	2008	2007	2006	2005	2004

	(in thousands)
Statement of Operations Data:
Net sales	$964,577	$963,240	$973,655	$934,266	$879,447
Cost of sales	780,440	733,738	732,603	703,796	655,178
Gross profit	184,137	229,502	241,052	230,470	224,269
Selling, general and administrative expenses	167,030	177,275	179,671	177,220	170,332
Goodwill impairment	39,645	-	-	-	-
Restructuring and other charges (1)	2,578	1,445	2,161	7,405	2,989

Operating (loss) income	(25,116)	50,782	59,220	45,845	50,948

Interest expense	54,267	48,351	48,978	49,298	49,160
Debt extinguishment (income) expense, net	(11,598)	1,572	208	38	30,779
Interest income	(1,071)	(2,476)	(903)	(638)	(2,093)
Litigation settlement, net	(22,274)	-	-	-	-
Other expense (income)	4,523	(1,112)	(513)	902	304

(Loss) income from continuing operations
before income taxes	(48,963)	4,447	11,450	(3,755)	(27,202)

(Benefit) provision for income taxes	(268)	253	633	548	422

(Loss) income from continuing operations	(48,695)	4,194	10,817	(4,303)	(27,624)

Discontinued operations
(Loss) income from discontinued operations, net of income taxes	(48,687)	(10,501)	528	1,289	2,593
Net (loss) income	$(97,382)	$(6,307)	$11,345	$(3,014)	$(25,031)

Other Financial Data:
Depreciation and amortization(2)	$99,041	$63,809	$69,195	$73,067	$70,688
Capital expenditures(2)	98,843	53,627	32,391	27,199	31,514
Balance Sheet Data (at end of period):
Working capital	$116,738	$141,139	$142,065	$145,809	$191,268
Total assets	929,921	1,103,408	1,016,123	1,024,934	1,074,439
Total debt	605,364	544,174	531,293	574,011	602,904
Redeemable common stock	147,874	182,040	190,466	185,292	159,329
Accumulated deficit	(159,650)	(80,086)	(67,885)	(61,982)	(41,034)

(1)
Appleton has continued to assess its staffing requirements for its headquarters operations and for its plants and mills. Further reductions occurred throughout fiscal years 2004 - 2008. Due to the continued decline in Appleton’s carbonless business, as well as the global economic downturn, additional headcount reductions were taken during 2008. See Note 5 of Notes to Consolidated Financial Statements.

(2)	Amounts exclude information related to the discontinued operation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless stated to the contrary or the context requires otherwise, all references to “Paperweight Development,” “PDC” or “company” refer to Paperweight Development Corp. and its subsidiaries and predecessors. Appleton Papers Inc. is a wholly-owned subsidiary of Paperweight Development, which is referred to as “Appleton” in this report.

Overview

This discussion summarizes significant factors affecting the consolidated operating results, financial position and liquidity of PDC and Appleton for the three-year period ended January 3, 2009. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Appleton creates product solutions for customers and end users through development and use of coating formulations and applications as well as encapsulation, security, printing and packaging technologies. Appleton has four reportable business segments: coated solutions, thermal papers, security papers and performance packaging. Note 22 of Notes to Consolidated Financial Statements reports the performance of these segments.

    Appleton’s senior secured credit facilities and senior secured term note payable each contain provisions that require Appleton to maintain specified financial ratios. Prior to the waivers and amendments discussed below and in Note 10 of the Notes to Consolidated Financial Statements, the most restrictive limitations were quarter-end debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than a 4.50 to 1.00 ratio as such terms were defined in the debt agreements. As a result of the significant downturn in Appleton’s business markets and the resulting loss reported for the three months ended January 3, 2009, Appleton was not in compliance with the leverage ratio covenants at January 3, 2009, which constituted events of default under the debt agreements. In March 2009, Appleton and its lenders entered into agreements to waive the events of default existing at January 3, 2009, under the senior secured credit facilities and the senior secured term note payable and to amend other provisions of the senior secured credit facilities and the senior secured term note payable.

    The covenant violation at January 3, 2009 and subsequent waiver and amendment, in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the two interest rate swap contracts that were placed in 2008. As amended, the senior secured credit facilities contain interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, Appleton concluded it was remote that the original forecasted transactions would occur as originally documented and therefore reclassified as a charge against 2008 earnings, within interest expense, $9.4 million of swap losses originally classified in other comprehensive loss. The events of default also triggered an event of default pursuant to a cross-default provision under one of the interest rate swap contracts. As a result of the cross-default, the counterparty elected to terminate the swap contract. In February 2009, Appleton and the counterparty resolved Appleton’s obligation under the swap contract with an agreement to pay $4.7 million over the nine-month period ending October 2009. The remaining swap contract is expected to remain in place and future fluctuations in market value will be reflected as adjustments to interest expense.

Late in 2007, Appleton committed to a formal plan to sell Bemrose Group Limited (“Bemrose”), its secure and specialized print services business based in Derby, England. On August 1, 2008, Appleton completed the sale of Bemrose receiving $3.9 million of cash and $6.4 million of notes receivable to be settled within 75 and 180 days after closing. In anticipation of the sale transaction and as a result of a decline in the value of the business arising primarily as the result of deteriorating economic conditions and tougher markets for Bemrose products, as well as increased funding requirements of the Bemrose pension plan arising from negotiations with the plan trustees, Appleton recorded impairment charges aggregating $43.7 million, related to goodwill and other long-lived assets, during 2008. The first tranche of notes receivable was paid in November 2008, however, due to continuing difficult business conditions in Bemrose markets, Appleton established a $1.5 million valuation reserve against the $3.0 million remaining principal and interest of notes receivable. As of January 3, 2009, a $1.7 million foreign exchange loss was recorded due to the revaluation of these notes, denominated in British pounds, to U.S. dollars. The operating results of Bemrose for the three years ended January 3, 2009 have been reclassified and are now reported separately as discontinued operations, and the assets and liabilities of Bemrose have been reclassified at December 29, 2007, as discontinued operations. The discussion below relates only to the operating results of continuing operations.

Financial Highlights

Results for 2008 include the following:

•         Net sales totaled $964.6 million, a $1.4 million, or 0.1%, increase from 2007 net sales levels.

•
Loss from continuing operations was $48.7 million compared to $4.2 million of income from continuing operations in the prior year. This loss includes a $39.6 million goodwill impairment charge within performance packaging due to the decreased future outlook and revised cash flows for this segment. The loss also includes a $9.4 million charge arising from the reclassification of other comprehensive loss, associated with the interest rate swaps, to interest expense. The remaining decrease was primarily driven by reduced volumes and higher raw material and utility costs within technical papers compared to 2007 and $14.1 million of start-up costs associated with the West Carrollton expansion which was greater than the amount anticipated. The positive effects of price improvement, productivity improvements and lower selling, general and administrative expenses did not offset the increased costs.

•	Appleton completed the $125 million expansion project at its West Carrollton, Ohio paper mill. The Company recorded $14.1 million of start-up costs, in 2008, associated with this project.

•
The Company recorded $2.6 million of restructuring and other charges for employee termination benefits during 2008. Due to the impact of the economic downturn on the business, salaried employment was reduced by 72 during December 2008. In addition, due to a shift of production from the Appleton, Wisconsin plant to the West Carrollton, Ohio paper mill and the impact of the economic downturn on the business, production headcount was reduced by 127. Since production employees are covered by union contracts, should business conditions improve in the future, some may be recalled.

•	Appleton recorded a $22.3 million net litigation settlement gain as the result of a lawsuit to recover previously incurred costs from an insurance carrier. See Item 3. Legal Proceedings.

•
Appleton made market purchases of its senior notes totaling $40.6 million during the year. As these senior notes were purchased at prices less than face value, the Company recorded an $11.6 million net gain on these purchases.

•	Appleton paid $25.0 million associated with the Fox River Liabilities, fulfilling its obligation.

•	Appleton recorded a $48.7 million loss from discontinued operations. This was entirely related to the 2008 operations and sale of Bemrose and included impairment charges of $43.7 million.

•
Appleton’s net loss of $97.4 million represents an increase of $91.1 million over the $6.3 million net loss in 2007. This increased loss is due to the aforementioned loss from continuing operations and the loss from discontinued operations. Due to the loss in the current year and decrease in ESOP stock price, management determined that it constituted a "triggering event" under Statement of Financial Accounting Standards (“SFAS”) 144, "Accounting for the Impairment of Long Lived Assets," for the Company. As required, the Company reviewed long-lived asset groups for impairment on a undiscounted cash flow basis and determined that an impairment charge was not required as the undiscounted cash flow exceeded the carrying value of the assets.

Technical Papers

The coated solutions segment, which includes carbonless paper products, is the largest component of the technical papers business. Appleton believes the carbonless market is declining as users switch to alternative forms of communication and technologies that do not use impact printing to create images. Appleton believes that the U.S. and Canadian carbonless paper market declined by approximately 5% to 12% annually from 2003 through 2008. Compared to historical levels, this decline is expected to accelerate slightly over the next five years. Appleton believes the worldwide carbonless market is also in decline, with demand declining at approximately 4% to 5% per year. Over the past few years, Appleton has developed and implemented growth strategies to offset the declining U.S. and foreign carbonless markets and the resulting impact on revenue and operating income. The coated solutions segment accounted for approximately 56% of total net sales in 2008.

In addition to declining U.S. and foreign carbonless markets, the carbonless business continues to experience competitive pricing from foreign and domestic producers. Other domestic carbonless producers have continued their competitive pricing strategies in efforts to maintain or gain share. In addition, foreign competitors continue to sell into the U.S. carbonless market with low-price strategies. As a result of this increased pricing competition, Appleton has continued to experience pressure on selling prices for carbonless products. Nevertheless, market conditions permit Appleton to implement price increases from time to time.

Market demand for thermal paper has grown and is expected to continue to grow as the advantages of thermal printing systems become more widely recognized. These advantages include competitive cost, quiet operation, cleanliness, speed, high print quality, reliability, portability and use of a single consumable (thermal paper) versus other printing systems which require paper and ink or toner cartridges. Based on an assessment of market conditions, Appleton believes the annual rates of growth in the U.S. and Canadian thermal market from 2003 to 2008 were between 0% and 9% and averaged nearly 5% for the period.

In recent years, prices for lightweight thermal papers have been adversely affected by increased imports of low-priced products from China, Germany and Korea. In September 2007, Appleton filed antidumping petitions against imports of certain lightweight thermal paper (“LWTP”) from China, Germany and Korea and a countervailing duty petition against such imports from China as it was believed that competitors in China were subsidized by the Chinese Government. On September 26, 2008, the Department of Commerce (“Department”) issued its final determination, concluding that certain Chinese producers and exporters of LWTP sold the product in the U.S. at prices below fair value, imposing final duties of 19.77% to 115.29% on those imports. The Department also concluded that German producers and exporters of LWTP sold the product in the U.S. at prices below fair value and imposed final duties on those imports of 6.5%. In addition, the Department announced its final determination concerning the imposition of countervailing duties on imports of LWTP from China to offset the subsidies that Chinese producers receive from the Chinese government. For all but one Chinese producer, the Department imposed duties of between 13.17% and 137.25%. Between the countervailing and anti-dumping duties, the Department imposed total duties of 19.77% to 252.54% on imports of LWTP from China. On October 30, 2008, the International Trade Commission made a final determination that there is a reasonable indication that the U.S. industry producing certain LWTP is threatened with material injury due to unfairly traded imports from China and Germany. As a result, duties in the form of cash deposits went into effect on or about November 21, 2008. These duties are paid directly to U.S. Customs and will not have a direct impact on Appleton’s net income. A German manufacturer has filed an appeal of the ITC’s final determination and a Chinese manufacturer has filed an appeal of the Department’s final determination on dumping. Duties in the form of cash deposits will remain in effect during the appeals.

Performance Packaging

The performance packaging segment produces single and multilayer polyethylene films for packaging applications. It also prints and converts flexible plastic packaging materials for customers in the food processing, household and industrial products industries.

Comparison of 2008 and 2007

	For the Year Ended
	January 3, 2009	December 29, 2007%		Chg
	(dollars in millions)

Net sales	$964.6	$963.2		0.1%
Cost of sales	780.5	733.7		6.4%
Gross profit	184.1	229.5		-19.8%

Selling, general and administrative expenses	167.0	177.3		-5.8%
Goodwill impairment	39.6	-		nm
Restructuring and other charges	2.6	1.4		85.7%

Operating (loss) income	(25.1)	50.8	-	149.4%

Interest expense, net	53.2	45.8		16.2%
Debt extinguishment (income) expense, net	(11.6)	1.6)		nm
Other non-operating income, net	(17.7)	(1.1		nm

(Loss) income from continuing operations before income taxes	(49.0)	4.5		nm
(Benefit) provision for income taxes	(0.3)	0.3	-	200.0%

(Loss) income from continuing operations	(48.7)	4.2		nm

Loss from discontinued operations, net of income taxes	(48.7)	(10.5)	-363.8%

Net loss	$(97.4)	$(6.3)		nm

Comparisons as a % of net sales
Cost of sales	80.9%	76.2%		4.7%
Gross margin	19.1%	23.8%		-4.7%
Selling, general and administrative expenses	17.3%	18.4%		-1.1%
Operating margin	-2.6%	5.3%		-7.9%
(Loss) income from continuing operations before income taxes	-5.1%	0.5%		-5.6%
(Loss) income from continuing operations	-5.0%	0.4%		-5.4%
Loss from discontinued operations, net of income taxes	-5.0%	-1.1%		-3.9%
Net loss	-10.0%	-0.7%		-9.3%

Net sales for 2008 were $964.6 million, increasing $1.4 million, or 0.1%, compared to $963.2 million for 2007. As explained more fully below, technical papers net sales decreased $9.0 million from year-earlier levels while net sales in the performance packaging segment increased by $10.4 million from 2007.

Gross margin in 2008 declined 4.7 percentage points to 19.1%. Lower technical papers volumes, higher raw material and utility costs and $14.1 million of start-up costs associated with the West Carrollton, Ohio expansion contributed to lower overall margins. This offset the positive effects of price and productivity improvements. Due to a dramatic drop in resin prices during fourth quarter 2008, performance packaging recorded a $1.0 million lower of cost or market charge.

Selling, general and administrative expenses decreased $10.3 million or 5.8% during 2008. As a percentage of net sales, SG&A decreased 1.1 percentage points. Within selling, general and administrative expenses, 2008 incentive accruals were reduced due to unfavorable operating performance and pension expense was less due to the positive impact of plan amendments and updated discount rates. Pension expense for 2007 also included a $0.4 million curtailment charge. These were partially offset by increased legal fees associated with the antidumping petitions. Included in 2007 are fees of $1.9 million associated with an income tax recovery received during 2007.

The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. During third quarter 2008, an impairment analysis was performed on the performance packaging business due to the depressed economic future outlook and revised future cash flow projections. As a result of this impairment analysis, a $17.7 million goodwill impairment charge was recorded. Appleton performed its annual goodwill impairment analysis during fourth quarter 2008. In accordance with SFAS 142, a Step One analysis was done to compare the fair value of the reporting unit to the carrying value. In Step One, the fair value of the reporting unit was estimated using a weighting of the “market” and “income” valuation approach. The “income” valuation approach estimates the enterprise value using a net present value model, which discounts projected free cash flows of the business at a computed weighted average cost of capital as the discount rate. The “market” approach is based on the market multiple of guideline companies. As a result of performing Step One, the carrying value of the reporting unit exceeded the fair value. Having failed Step One, Step Two was performed to allocate the fair value of the business to all assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit, as determined in the first step of the goodwill impairment test, was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit, over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The carrying value of the performance packaging goodwill exceeded the implied fair value of the goodwill and therefore, an impairment loss was recognized to the extent of the excess of $21.9 million in the fourth quarter of 2008. Total impairment loss recorded for the year is $39.6 million. Different assumptions or reduced future cash flow estimates could change the estimated fair value, and therefore, impairment charges could be required in the future.

The Company recorded $2.6 million of restructuring and other charges, for employee termination benefits, during 2008, an increase of $1.2 million from 2007. Due to the impact of the economic downturn on the business, salaried employment was reduced by 72 during December 2008. In addition, due to a shift of production from the Appleton, Wisconsin plant to the West Carrollton, Ohio paper mill and the impact of the economic downturn on the business, production headcount was reduced by 127.

Net interest expense increased $7.4 million when compared to 2007. This increase included a $9.4 million charge arising from the reclassification of other comprehensive loss, associated with the interest rate swaps, to interest expense.

Appleton recorded net debt extinguishment income of $11.6 million during 2008 from purchases during the fourth quarter of $40.6 million, plus interest, of the 8.125% senior notes payable due June 15, 2011. These purchases were deeply discounted and resulted in the recorded gain. Appleton recorded $1.6 million of debt extinguishment expense during 2007 largely due to the refinancing of the senior secured credit facilities.

Other non-operating income in 2008 increased $16.6 million to $17.7 million. During first quarter 2008, Appleton recorded a $22.3 million litigation settlement gain, net of fees, as the result of prevailing in a lawsuit to recover previously incurred costs from an insurance carrier. This gain was partially offset by foreign currency losses of $4.6 million recorded during 2008.

Appleton recorded a benefit for income taxes of $0.3 million in 2008, primarily for Canadian income taxes. The Company has elected to be taxed as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result of these elections, Appleton expects to incur no future U.S. federal income tax liability and minimal state and local income tax liabilities. Appleton Papers Canada Ltd. is not eligible for treatment as a qualified subchapter S subsidiary.

As a result of the foregoing, the Company recorded a $48.7 million loss from continuing operations compared to income from continuing operations of $4.2 million recorded in 2007.

Appleton recorded a $48.7 million loss from discontinued operations. This was entirely related to the 2008 operations and sale of Bemrose and included impairment charges of $43.7 million. The 2007 loss from discontinued operations was $10.5 million which included impairment charges of $8.0 million and the establishment of a tax valuation allowance resulting in a net tax provision of $1.0 million.

For 2008, Appleton recorded a net loss of $97.4 million, an increase of  $91.1 million over the net loss of $6.3 million recorded for 2007. This increased loss is due to lower income from continuing operations and the loss from discontinued operations in 2008.

Business Segment Discussion – 2008

Technical Papers

•
Coated solutions segment net sales totaled $538.0 million for 2008, a decrease of $33.9 million, or 5.9%, from prior year. Carbonless shipment volumes in 2008 were 9.7% lower than 2007 shipments. The adverse impact of lower shipment volumes and unfavorable mix was partially offset by favorable pricing when compared to 2007. Coated solutions operating income decreased $22.3 million or 42.8% to $29.8 million for 2008 as the favorable impacts of improved pricing, manufacturing gains and lower selling, general and administrative expenses were offset by the negative impacts of lower volumes, unfavorable mix, higher raw material and utility costs and higher distribution costs.

•
Thermal papers segment net sales totaled $280.3 million for 2008, an increase of $23.2 million, or 9.0%, over 2007 largely due to a 9.3% increase in shipment volumes and improved pricing. In 2008, thermal papers segment operating income declined $19.1 million or 266.2% to a loss of $11.9 million. Despite increased shipment volumes, operating margins continued to be adversely affected by unfavorable mix, higher raw material and utility costs and higher distribution costs. In addition, 2008 margins were impacted by $14.1 million of start-up costs associated with the expansion project at the West Carrollton, Ohio paper mill.

•
Security papers segment net sales totaled $34.0 million for 2008, an increase of $1.7 million, or 5.2%, over 2007 primarily due to a 2.3% increase in shipment volumes and improved pricing. Security papers segment 2008 operating income decreased $0.1 million to $3.4 million. The favorable impact of increased shipment volumes, manufacturing gains and improved pricing were partially offset by higher raw material and utility costs and higher distribution costs.

Performance Packaging

•
Performance packaging segment net sales totaled $112.3 million for 2008, an increase of $10.4 million, or 10.2%, over prior year levels. Net sales in 2008 were positively impacted by improved pricing and favorable mix. Performance packaging segment 2008 operating income decreased $40.5 million to a loss of $34.3 million. Operating results include a $39.6 million goodwill impairment charge. The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. During third quarter 2008, an impairment analysis was performed on the performance packaging business due to the depressed economic future outlook and revised future cash flow projections. As a result of this impairment analysis, a $17.7 million goodwill impairment charge was recorded. Appleton performed its annual goodwill impairment analysis during fourth quarter 2008. In accordance with SFAS 142, a Step One analysis was done to compare the fair value of the reporting unit to the carrying value. In Step One, the fair value of the reporting unit was estimated using a weighting of the “market” and “income” valuation approach. The “income” valuation approach estimates the enterprise value using a net present value model, which discounts projected free cash flows of the business at a computed weighted average cost of capital as the discount rate. The “market” approach is based on the market multiple of guideline companies. As a result of performing Step One, the carrying value of the reporting unit exceeded the fair value. Having failed Step One, Step Two was performed to allocate the fair value of the business to all assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit, as determined in the first step of the goodwill impairment test, was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit, over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The carrying value of the performance packaging goodwill exceeded the implied fair value of the goodwill and therefore, an impairment loss was recognized to the extent of the excess of $21.9 million in the fourth quarter of 2008. Different assumptions or reduced future cash flow estimates could change the estimated fair value, and therefore, impairment charges could be required in the future.

Unallocated Corporate Charges and Business Development Costs

•
Unallocated corporate charges and business development costs decreased $6.1 million in 2008 compared to 2007. Charges in 2007 included $1.9 million of consulting fee expense incurred in connection with income tax refunds obtained during 2007 for the 2000 and 2001 tax periods. Reduced employee incentive payments and reduced bad debt expense during 2008 also contributed to the year-on-year decrease in costs.

Effects of Inflation. Costs for certain raw materials, including base stock, chemicals and pulp, as well as costs for natural gas, oil and electricity generally have been subject to price changes and can have material effects on the business, financial condition and results of operations. Costs for certain raw materials and energy increased during 2008 and are expected to continue to fluctuate in response to changes in demand. Appleton historically has been able to use price increases to recoup a portion of raw material cost increases, but relies on cost-cutting measures and productivity and efficiency gains to offset the remaining portion of cost increases. While Appleton expects that any significant increase in raw materials or energy costs will be offset by price increases and/or by cost containment, productivity and efficiency initiatives, profitability could be adversely affected if Appleton is unable to pass on or mitigate any future cost increases.

Comparison of 2007 and 2006

	For the Year Ended
	December 29, 2007	December 30, 2006%	Chg
	(dollars in millions)

Net sales	$963.2	$973.7	-1.1%
Cost of sales	733.7	732.6	0.2%
Gross profit	229.5	241.1	-4.8%

Selling, general and administrative expenses	177.3	179.7	-1.3%
Restructuring and other charges	1.4	2.2	-36.4%

Operating income	50.8	59.2	-14.2%

Interest expense, net	45.8	48.1	-4.8%
Debt extinguishment expense, net	1.6	0.2	nm
Other non-operating income, net	(1.1)	(0.5)	120.0%

Income from continuing operations before income taxes	4.5	11.4	-60.5%
Provision for income taxes	0.3	0.6	-50.0%

Income from continuing operations	4.2	10.8	-61.1%

(Loss) income from discontinued operations, net of income taxes	(10.5)	0.5	nm

Net (loss) income	$(6.3)	$11.3	-155.8%

Comparisons as a % of net sales
Cost of sales	76.2%	75.2%	1.0%
Gross margin	23.8%	24.8%	-1.0%
Selling, general and administrative expenses	18.4%	18.5%	-0.1%
Operating margin	5.3%	6.1%	-0.8%
Income from continuing operations before income taxes	0.5%	1.2%	-0.7%
Income from continuing operations	0.4%	1.1%	-0.7%
(Loss) income from discontinued operations, net of income taxes	-1.1%	0.1%	-1.2%
Net (loss) income	-0.7%	1.2%	-1.9%

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

Selling, general and administrative expenses decreased 1.3%, or $2.4 million, during 2007. As a percentage of net sales, SG&A decreased 0.1 percentage point. Within selling, general and administrative expenses, consulting expenses increased $1.9 million associated with an income tax recovery received during 2007 while incentive accruals were reduced due to lower operating performance.

Restructuring and other charges decreased $0.8 million, to $1.4 million, in 2007 due to lower restructuring activity during the year. The costs associated with the restructuring announced by Appleton in late 2005 amounted to $1.3 million in 2006. Appleton also recognized $0.9 million of distribution center exit costs during 2006. See Note 5 of Notes to Consolidated Financial Statements for further information on the effects of the restructuring.

Other non-operating income in 2007 increased $0.6 million, to $1.1 million for 2007, due to increased foreign currency gains of $0.6 million.

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

Appleton recorded a loss from discontinued operations in 2007 of $10.5 million as a result of reclassifying Bemrose which was held for sale. The loss from discontinued operations consists of operating losses of $1.5 million, the establishment of a tax valuation allowance resulting in a net tax provision of $1.0 million, a $7.0 million impairment of goodwill and a $1.0 million impairment of intangible assets.

For 2007, Appleton recorded a net loss of $6.3 million, a $17.6 million decrease from the net income of $11.3 million recorded for 2006. The decrease is due to lower income from continuing operations and the loss from discontinued operations in 2007.

Business Segment Discussion – 2007

Technical Papers

•
Coated solutions segment net sales totaled $572.0 million for 2007, a decrease of $0.4 million, or 0.1%, from prior year levels. Lower shipment volumes and unfavorable mix offset improved pricing during 2007. Appleton experienced lower shipments in domestic markets in 2007, but was able to increase shipments internationally in part due to a weakened dollar but also due to increased international sales effort. Coated solutions operating income increased $1.3 million, or 2.5%, to $52.1 million for 2007 as the impacts of lower volumes, higher raw material costs and higher costs from a planned bi-annual mill maintenance outage were offset by improved pricing, manufacturing gains and lower selling, general and administrative expenses.

•
Thermal papers segment net sales totaled $257.1 million for 2007, a decrease of $3.0 million, or 1.1%, from 2006. Improved mix generally was offset by lower shipment volumes in 2007. International shipment volumes increased nearly 30%. Thermal papers segment operating income declined $6.2 million, or 46.4%, to $7.2 million in 2007. The operating income decline is attributable to lower volumes, competitive pricing, higher raw materials and mill maintenance outage costs which offset gains from improved mix and reduced manufacturing and selling, general and administrative costs.

•
Security papers segment net sales totaled $32.3 million for 2007, an increase of $2.9 million or 9.8% over 2006, primarily due to improved pricing during 2007. Security papers segment 2007 operating income increased $1.9 million to $3.5 million on the strength of improved pricing and manufacturing cost reductions.

Performance Packaging

•
Performance packaging segment net sales totaled $101.8 million for 2007, a decrease of $10.0 million, or 8.9%, from prior year levels. Net sales were adversely impacted by lower shipment volumes, lower pricing and unfavorable mix during 2007, all a reflection of generally soft market conditions for packaging. Performance packaging segment 2007 operating income decreased $3.6 million to $6.2 million. Results for 2007 reflect the impact of lower volumes as well as margin declines derived from resin price increases, which were partially offset by manufacturing gains and lower selling, general and administrative costs.

Unallocated Corporate Charges and Business Development Costs

•
Unallocated corporate charges and business development costs increased $1.8 million in 2007 compared to 2006, including $1.9 million of consulting fee expense incurred in connection with income tax refunds obtained during 2007 for the 2000 and 2001 tax periods.

Liquidity and Capital Resources

Overview. Appleton’s primary sources of liquidity are cash provided by operations and available borrowings under its revolving credit facility. During 2008, Appleton’s financial leverage increased significantly as it drew down cash reserves and increased net borrowings on its revolving credit facility to fund $99.5 million of planned capital expenditures and to pay its $25.0 million portion of the Fox River Liabilities. Except as discussed below, Appleton generally expects that cash on hand, internally generated cash flow and available credit from its revolving credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs, e.g., working capital, debt service, other contractual obligations and capital expenditures. At January 3, 2009, Appleton had approximately $52.1 million of unused borrowing capacity under its revolving credit facility.

Provisions contained in Appleton’s senior secured credit facilities and senior secured term note payable require Appleton to maintain specified financial ratios. Prior to the waivers and amendments discussed in Note 10 of the Notes to Consolidated Financial Statements, the most restrictive limitations were quarter-end debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than a 4.50 to 1.00 ratio as such terms were defined in the debt agreements. As a result of the significant downturn in Appleton’s business markets and the resulting loss reported for the three months ended January 3, 2009, Appleton was not in compliance with the leverage ratio covenants at January 3, 2009, which constituted events of default under the debt agreements. These events of default prevented the Company from borrowing under the revolving credit facility subsequent to January 23, 2009. Appleton’s January 3, 2009 cash balance and borrowings of $43.9 million subsequent to year-end provided sufficient liquidity while the Company negotiated the waivers and amendments. This process was concluded in March 2009.

Appleton’s ability to obtain debt financing at competitive risk-based interest rates is partly a function of its current credit ratings. The Company’s credit ratings are reviewed regularly by major debt rating agencies such as Standard and Poor’s and Moody’s Investors Service. Early 2009, Standard & Poor’s Rating Services lowered Appleton’s long-term debt rating to B and credit watch “negative,” consistent with its general concerns about the paper industry’s ability to cope with rising input costs and the Company’s high indebtedness level after completing the expansion project. Citing similar reasons, Moody’s Investors Service also lowered Appleton’s corporate family rating to B2 in early 2009. These downgrades or any further downgrade in Appleton’s credit ratings could limit the Company’s access to public debt markets, could limit the institutions willing to provide credit facilities and could make any future credit facility amendments more costly and/or difficult to obtain.

Cash Flows from Operating Activities. Net cash provided by operating activities for 2008 was $14.4 million compared to $91.7 million net cash provided by operating activities in 2007. The net loss, adjusted for non-cash items, provided $70.3 million in operating cash for the period. Non-cash charges included $55.0 million of depreciation, $4.4 million of amortization, $83.4 million of impairment charges, $9.4 million of charges arising from the reclassification of other comprehensive loss associated with the interest rate swaps to interest expense, $5.8 million of non-cash employer matching contributions to the KSOP, $4.9 million of foreign exchange losses and $4.8 million of other non-cash charges.

Uses of cash included a $22.5 million unfavorable change in working capital. Major components of the $22.5 million increase in working capital were a $44.9 million decrease in accounts payable and accrued liabilities and a $10.8 million increase in inventories offset by decreased accounts receivable of $30.5 million, decreased other current assets of $1.0 million and an increase in the restructuring reserve of $1.7 million. Reduced employee incentive payments, reduced customer purchase incentives and reduced spending associated with 2008 expense reduction efforts and production downtime taken in December 2008 resulted in the $44.9 million decrease in accounts payable and accrued liabilities. Inventories increased during the year in anticipation of planned reduced mill output during completion of the expansion project at the West Carrollton, Ohio paper mill coupled with reduced shipment volumes largely caused by overall economic conditions. Reduced shipment volumes during the last quarter of the year and aggressive collection efforts resulted in the $30.5 million decrease in accounts receivable. Cash flows from operating activities also included $25.0 million of payments made against Appleton’s $25.0 million Fox River Liability.

Net cash provided by operating activities for 2007 was $91.7 million compared to $104.7 million net cash provided by operating activities in 2006. The net loss, adjusted for non-cash items, provided $84.3 million in operating cash while a decrease in working capital provided another $14.4 million of operating cash flow for the period. Non-cash charges included $62.7 million of depreciation, $7.6 million of amortization, $8.0 million of impairment charges, $2.5 million of amortization of financing fees, $6.7 million in employer matching contributions for purchases of PDC common stock, $2.4 million of losses on equipment disposals, $1.2 million of foreign exchange gains and $1.9 million of other non-cash charges. Uses of cash included a $6.0 million reduction in accrued pension and $1.0 million of other cash uses.

The $14.4 million decrease in working capital was driven by a $6.4 million increase in accounts payable and other accrued liabilities, a $4.3 million decrease in inventories and a $7.1 million decrease in accounts receivable. These changes offset a $1.5 million increase in other current assets and a $1.9 million decrease in the restructuring reserve.

Net cash provided by operating activities for 2006 was $104.7 million, an increase of $31.0 million over 2005. Net income, adjusted for non-cash items, provided $97.9 million in operating cash while a decrease in working capital provided another $6.8 million of operating cash flow for the period. Non-cash charges included $66.3 million of depreciation, $9.4 million of intangible asset amortization, $2.6 million of amortization of financing fees, $6.8 million in employer matching contributions for purchases of PDC common stock, $1.2 million of losses on equipment disposals and $0.3 million of other non-cash uses. Uses of cash included a $0.8 million reduction in accrued pension.

The $6.8 million decrease in working capital was driven by a $23.6 million increase in accounts payable and other accrued liabilities, a $5.3 million decrease in inventories and a $0.1 million decrease in other long-term assets and liabilities. These changes offset the $12.7 million increase in accounts receivable, a $5.2 million increase in other current assets and a $4.3 million decrease in the restructuring reserve.

Cash Flows from Investing Activities. Net cash used by investing activities in 2008 totaled $100.4 million. During the year, Appleton spent $99.5 million on capital projects, of which, $84.3 million was invested in the expansion project at the West Carrollton, Ohio facility. The expansion project was funded through cash flows from operations, special financing provided by the State of Ohio and borrowings under Appleton’s senior secured credit facilities.

Net cash used by investing activities totaled $61.8 million for 2007. Appleton invested $54.4 million in the expansion project at the West Carrollton, Ohio facility as well as in a number of individual capital projects during the year. Appleton also maintained $7.4 million of restricted cash for mill expansion associated with the expansion project. This restricted cash was disbursed, in its entirety, during 2008.

Net cash used by investing activities totaled $35.7 million for 2006. Appleton invested $36.5 million in a number of individual capital projects.

Cash Flows from Financing Activities. Net cash provided by financing activities was $45.0 million in 2008. During 2008, Appleton borrowed $396.7 million and repaid $313.0 million under its revolving credit facility. During November 2008, Appleton entered into an additional senior secured borrowing consisting of a five-year, $22 million term note payable bearing interest at 12.5% per annum. Financing fees of $0.3 million were incurred and capitalized as deferred debt issuance costs to be amortized over the term of the loan. As of January 3, 2009, a $0.2 million mandatory debt repayment, plus interest, was made on this debt. Appleton made market purchases of senior notes totaling $40.6 million during the year. As these senior notes were purchased at prices less than face value, the Company recorded a $12.6 million gain on these purchases. Also as a result of these purchases, $1.0 million of deferred debt issuance costs were written off for a net gain of $11.6 million. During the year, Appleton made mandatory debt repayments of $2.8 million, plus interest, on its senior secured credit facilities. Proceeds from the issuance of PDC redeemable common stock totaled $6.4 million during 2008 while $27.9 million was used to redeem shares of the stock pursuant to employee requests to diversify their holdings in the ESOP and for distributions upon retirement or termination. Cash overdrafts increased $5.7 million in 2008.

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. Also during first quarter 2008, Appleton fixed the interest rate, at 5.4%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. As of January 3, 2009, these swap contracts, or derivatives, were recorded at a combined liability value of $9.4 million based on fair value measurements using Level 2 inputs as described in SFAS 157, "Fair Value Measurements."  As discussed below, one of the swap contracts was terminated in February, 2009.

           Appleton’s senior secured credit facilities and senior secured term note payable contain provisions that require Appleton to maintain specified financial ratios. Prior to the waivers and amendments discussed in Note 10 of the Notes to Consolidated Financial Statements, the most restrictive limitations are quarter-end debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) of not more than a 4.50 to 1.00 ratio as such terms are defined in the debt agreements. As a result of the significant downturn in Appleton’s business markets and the resulting loss reported for the three months ended January 3, 2009, Appleton was not in compliance with the leverage ratio covenants at January 3, 2009, which constituted events of default under the debt agreements.

           The covenant violation at January 3, 2009 and subsequent waiver and amendment, in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the two interest rate swap contracts that were placed in 2008. As amended, the senior secured credit facilities contain interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, Appleton concluded it was remote that the original forecasted transactions would occur as originally documented and therefore reclassified as a charge against 2008 earnings, within interest expense, $9.4 million of swap losses originally classified in other comprehensive loss. The events of default also triggered an event of default pursuant to a cross-default provision under one of the interest rate swap contracts. As a result of the cross-default, the counterparty elected to terminate the swap contract. In February 2009, Appleton and the counterparty resolved Appleton’s obligation under the swap contract with an agreement to pay $4.7 million over the nine-month period ending October 2009. The remaining swap contract is expected to remain in place and future fluctuations in market value will be reflected as adjustments to interest expense.

            In March 2009, Appleton and its lenders entered into the following agreements:

•       First Amendment to the senior secured credit facilities; and
•       First Amendment to the senior secured term note payable.

           The agreements are referred to herein collectively as the “Amendments.” Appleton entered into the Amendments to waive the events of default existing at January 3, 2009, under the senior secured credit facilities and the senior secured term note payable and amend other provisions of the agreements.

           Under the First Amendment to the senior secured credit facilities, Appleton will pay interest rates equal to LIBOR, but not less than 2 percent, plus 450 basis points for any amounts outstanding on the senior secured variable rate notes payable and, interest rates initially equal to LIBOR, but not less than 2 percent, plus 450 basis points for any amounts outstanding on the revolving credit facility. The First Amendment to the senior secured credit facilities provides a grid under which the interest rates payable, for amounts outstanding on the revolving credit facility, may be reduced, based on measures of Appleton’s total leverage as defined in the senior secured credit facilities. Under the First Amendment to the senior secured term note payable, Appleton will pay an interest rate of 14.25 percent on the senior secured term note payable. The Company incurred total fees of $2.7 million to the lenders in conjunction with the amendment to the senior secured credit facilities.

           Pursuant to the terms of the First Amendment to the senior secured credit facilities:

•	The maturity date for the revolving credit facility will be June 5, 2012, and the maturity date for the senior secured variable rate notes payable will be June 5, 2013;
•	Appleton will be permitted up to $35 million of capital expenditures in 2009 and up to $40 million of capital expenditures in 2010;
•	Appleton may not make acquisitions until December 31, 2010;
•	Other restrictions are imposed on liens, indebtedness, investments, restricted payments and note repurchases;
•	Mandatory prepayments are increased from 50% to 75% of excess cash flow as defined in the senior secured credit facilities;
•
Financial covenants are modified to increase the total leverage ratio, to eliminate the interest coverage ratio, to add a senior secured leverage ratio, and to add a fixed charge coverage ratio, all as defined in the senior secured credit facilities and the First Amendment to the senior secured credit facilities.

    Appleton cannot permit the Consolidated Leverage Ratio (the ratio of Consolidated Total Debt to Consolidated EBITDA for a rolling four quarters), as defined in the Appleton agreement as amended, and determined as of the end of each fiscal quarter set forth below, to be greater than the ratio set forth opposite such fiscal quarter:

Fiscal Quarter Fiscal quarter ending March 31, 2009 Fiscal quarter ending June 30, 2009 Fiscal quarter ending September 30, 2009 Fiscal quarter ending December 31, 2009	Maximum Leverage Ratio 6.00 to 1.00 7.25 to 1.00 6.75 to 1.00 5.50 to 1.00
Fiscal quarter ending March 31, 2010	5.25 to 1.00
Fiscal quarter ending June 30, 2010	5.25 to 1.00
Fiscal quarter ending September 30, 2010	4.75 to 1.00
Fiscal quarter ending December 31, 2010	4.50 to 1.00
Fiscal quarter ending March 31, 2011	4.50 to 1.00
Fiscal quarter ending June 30, 2011 and any fiscal quarter ending thereafter	4.00 to 1.00

    Appleton cannot permit the Consolidated Senior Secured Leverage Ratio (the ratio of Consolidated Senior Secured Debt to Consolidated EBITDA for a rolling four quarters), as defined in the agreement as amended, and determined as of the end of each fiscal quarter set forth below, to be greater than the ratio set forth opposite such fiscal quarter:

Fiscal Quarter Fiscal quarter ending March 31, 2009 Fiscal quarter ending June 30, 2009 Fiscal quarter ending September 30, 2009 Fiscal quarter ending December 31, 2009	Maximum Senior Leverage Ratio 3.50 to 1.00 4.15 to 1.00 4.00 to 1.00 3.25 to 1.00
Fiscal quarter ending March 31, 2010	3.00 to 1.00
Fiscal quarter ending June 30, 2010	3.00 to 1.00
Fiscal quarter ending September 30, 2010	2.75 to 1.00
Fiscal quarter ending December 31, 2010 and any fiscal quarter ending thereafter	2.50 to 1.00

    Appleton cannot permit the Consolidated Fixed Charge Coverage Ratio (Consolidated EBITDA minus the lesser of maintenance or actual capital expenditures divided by the sum of scheduled principal repayments, interest expense and ESOP redemptions), as defined in the agreement as amended, and determined as of the end of each fiscal quarter set forth below, to be greater than the ratio set forth opposite such fiscal quarter:

Fiscal Quarter Fiscal quarter ending March 31, 2009 Fiscal quarter ending June 30, 2009 Fiscal quarter ending September 30, 2009 Fiscal quarter ending December 31, 2009	Maximum Fixed Charge Coverage Ratio 1.25 to 1.00 1.10 to 1.00 1.25 to 1.00 1.10 to 1.00
Fiscal quarter ending March 31, 2010	1.15 to 1.00
Fiscal quarter ending June 30, 2010	1.10 to 1.00
Fiscal quarter ending September 30, 2010 and any fiscal quarter ending thereafter	1.25 to 1.00

    Based on Appleton's best estimate of the impact of the current economic environment on forecasted operating results and related debt reductions, it has projected compliance with all covenants in 2009. Appleton’s ability to comply with the financial covenants in the future depends on further debt reduction and achieving the forecasted operating results. However, wtih the volatility being experienced in the current economic environment, it can be difficult to predict the ultimate impact of current economic trends on the Company's future operating results. Given the uncertain global economies, continued constraints in the credit markets and other market uncertainties, there are various scenarios, including a reduction from forecasted operating results, under which Appleton could violate its financial covenants during 2009. Appleton’s failure to comply with such covenants or an assessment that it is likely to fail to comply with such covenants, could also lead Appleton to seek amendments to or waivers of the financial covenants contained in the senior secured credit facilities and senior secured term note payable. Despite its present belief that Appleton could obtain an amendment if necessary, it cannot provide assurance that Appleton would be able to obtain any amendments to or waivers of the covenants contained in the senior secured credit facilities and senior secured term note payable. Any such amendment to or waiver of the covenants would likely involve upfront fees, higher annual interest costs and other terms less favorable to the Company than those currently in the senior secured credit facilities and senior secured term note payable. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

           The Company is subject to credit risk relative to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. The recent unprecedented volatility in capital and credit markets may create additional risks to the Company, directly or indirectly, because of its potential to also impact major customers and suppliers in the upcoming months and possibly years. The adverse effect of a sustained U.S. or international economic downturn, including sustained periods of decreased consumer and business spending, high unemployment levels or declining consumer or business confidence, along with continued volatility and disruption in the credit and capital markets, has and may continue to result in reduced demand for Appleton’s products and, therefore, reduced sales and profitability.

           The covenant violation at January 3, 2009 and subsequent waiver and amendment, in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the two interest rate swap contracts that were placed in 2008. As amended, the senior secured credit facilities contain interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, Appleton concluded it was remote that the original forecasted transactions would occur as originally documented and therefore reclassified as a charge against 2008 earnings, within interest expense, $9.4 million of swap losses originally classified in other comprehensive loss. The events of default also triggered an event of default pursuant to a cross-default provision under one of the interest rate swap contracts. As a result of the cross-default, the counterparty elected to terminate the swap contract. In February 2009, Appleton and the counterparty resolved Appleton’s obligation under the swap contract with an agreement to pay $4.7 million over the nine-month period ending October 2009. The remaining swap contract is expected to remain in place and future fluctuations in market value will be reflected as adjustments to interest expense.

Net cash used by financing activities in 2007 was $4.7 million. In June 2007, Appleton entered into new $375 million senior secured credit facilities consisting of a seven-year, $225 million term loan and a six-year, $150 million revolving credit facility. Funding proceeds from the new facility were applied to the $190.7 million of previous senior secured variable rate notes, plus interest of $1.9 million, as well as the $7.5 million outstanding amount borrowed against the previous $125 million line of credit, plus interest. As a result of this refinancing, $0.3 million of deferred debt issuance costs related to the previous senior credit facility were written off. Financing fees of $2.1 million were also incurred, of which, $0.9 million was recorded as expense in Appleton’s statement of operations and $1.2 million was capitalized as deferred debt issuance costs and will be amortized over the term of the new senior credit facilities. During 2007, Appleton made a mandatory debt repayment of $0.5 million, plus interest, on the senior secured credit facilities. Prior to the refinancing, Appleton also made a $4.4 million excess cash flow payment, plus interest, on the previous senior credit facility.

During 2007, Appleton borrowed $74.0 million and repaid $74.2 million under its revolving credit facility. Appleton made market purchases of senior notes totaling $17.6 million during the year. Appleton obtained $9.1 million in July 2007 from a financing arranged with the State of Ohio to fund a portion of the West Carrollton, Ohio mill expansion project. Appleton also retired the remaining $7.0 million of senior subordinated notes payable in December 2007. Proceeds from the issuance of PDC redeemable common stock totaled $7.7 million during 2007 while $28.6 million was used to redeem shares of the stock pursuant to employee requests to diversify their holdings in the ESOP and for distributions upon retirement or termination. Cash overdrafts increased $6.1 million in 2007.

Net cash used by financing activities in 2006 was $67.7 million. Appleton made payments against term loans totaling $35.8 million, of which, $7.8 million represented mandatory prepayments (including a $5.6 million excess cash flow payment) and $28.0 million represented voluntary prepayments. Additionally, $4.4 million of senior notes were purchased during 2006. Appleton paid $8.0 million in fees associated with the 2006 bond consent solicitation process. (Refer to “Description of Outstanding Indebtedness,” below, for a discussion of the consent solicitation process.) During the course of 2006, Appleton paid a net of $1.8 million more on its revolving credit facility than was borrowed. Proceeds from the issuance of PDC redeemable common stock totaled $8.2 million during 2006 while $27.1 million was expended during the period to redeem shares of the stock pursuant to employee requests to diversify their holdings in the ESOP and for distributions upon retirement or termination. Payments to redeem common stock were approximately $17.7 million higher in 2006 than in 2005 based on the number of redemption requests from plan participants.

Description of Outstanding Indebtedness. Long-term obligations, excluding the capital lease obligation, consist of the following:

	2008	2007
	(dollars in millions)

Senior secured variable rate notes payable at LIBOR plus 1.75%, $0.6 million due quarterly with $209.8 million due June 5, 2014 (After March 2009, amended to LIBOR, but not less than 2.0%, plus 4.5%, $0.6 million due quarterly with $212.1 million due June 5, 2013.)	$221.6	$224.4
Secured term note payable at 12.5%, approximately $0.2 million due monthly with $6.9 million due
December 1, 2013 (After March 2009, amended to 14.25%.)	21.8	-
Revolving credit facility at LIBOR, plus 2.0% (After March 2009, amended to LIBOR, but not less than 2.0%, plus 4.5%.)	83.7	-
	327.1	224.4
Less obligations due within one year	(4.7)	(2.8)
	322.4	221.6
Unsecured variable rate industrial development bonds, 2.5% average interest rate at January 3, 2009, $2.7 million due in 2013 and $6.0 million due in 2027	8.7	8.7
State of Ohio assistance loan at 6%, approximately $0.1 million due monthly and final payment due May 15, 2017	8.8	9.1
Less obligations due within one year	(0.8)	(0.3)
	8.0	8.8

Senior notes payable at 8.125%, due June 15, 2011	109.5	150.1
Senior subordinated notes payable at 9.75%, due June 15, 2014	150.0	150.0
Total long-term obligations	$598.6	$539.2

In June 2007, Appleton entered into new $375 million senior secured credit facilities consisting of a seven-year, $225 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which was initially set at 0.75% for base rate loans and 1.75% for LIBOR loans. Mandatory principal payments of $0.6 million are due quarterly with the remaining balance due June 5, 2014. It also provides access to a six-year, $150 million revolving credit facility. In March 2009, Appleton agreed with the lenders to amend the terms of the senior secured credit facilities. Pursuant to the amendment, Appleton will pay interest rates equal to LIBOR, but not less than 2 percent, plus 450 basis points for any amounts outstanding on the senior secured variable rate notes payable and interest rates initially equal to LIBOR, but not less than 2 percent, plus 450 basis points for any amounts outstanding on the revolving credit facility (See additional discussion above.).

In July 2007, Appleton entered into a new $12.1 million Loan and Security Agreement with the Director of Development of the State of Ohio, consisting of a $9.1 million State Assistance Loan and a $3.0 million State Loan (together “the Ohio Loans”). Proceeds of the Ohio Loans are to be used to fund a portion of the costs of acquiring and installing paper coating and production equipment at the Company’s paper mill in West Carrollton, Ohio. As of the end of 2008, Appleton had received and utilized all of the proceeds of the $9.1 million State Assistance Loan. The Ohio State Assistance Loan provides for monthly principal payments and interest at 6% and, upon receipt of the funds, the State Loan provides for monthly principal payments and interest of 1% for the first two years and 3% thereafter.

During November 2008, Appleton entered into an additional senior secured borrowing consisting of a five-year, $22 million term note payable bearing interest at 12.5% per annum. In March 2009, Appleton agreed with the noteholder to amend the terms of the senior secured note payable. Pursuant to the amendment, Appleton will pay an interest rate of 14.25 percent on the senior secured term note payable.

The senior secured credit facilities, as amended, senior secured term note payable, as amended, senior notes and senior subordinated notes contain affirmative and negative covenants. In general, the covenants contained in the senior secured credit facilities, as amended, are more restrictive than those of the senior notes and senior subordinated notes. Among other restrictions, the covenants contained in the senior secured credit facilities, as amended, and senior secured term note payable, as amended, require Appleton to meet specified financial tests, including leverage and fixed charge coverage ratios, which become more restrictive over the term of the debt (See discussion regarding amendments above.).

The senior secured credit facilities, as amended, senior secured term note payable, as amended, senior notes and senior subordinated notes also contain covenants which, among other things, restrict Appleton’s ability and the ability of Appleton’s other guarantors of the senior secured credit facilities, as amended, senior secured term note payable, as amended, senior notes and senior subordinated notes to incur liens; engage in transactions with affiliates; incur or guarantee additional indebtedness; declare dividends or redeem or repurchase capital stock; make loans and investments; engage in mergers, acquisitions, consolidations and asset sales; acquire assets, stock or debt securities of any person; terminate the subchapter S corporation status of PDC or the qualified subchapter S subsidiary status of its subsidiaries eligible to elect such status; amend its debt instruments; amend or terminate the ESOP; amend other agreements related to the transaction with AWA; repay other indebtedness; use assets as security in other transactions; enter into sale and leaseback transactions; sell equity interests in subsidiaries; and engage in new lines of business.

The senior secured credit facilities, as amended, contain a provision that defines an event of default to include defaults or events of default under other indebtedness as defined in the senior secured credit facilities. The senior secured term note payable, as amended, contains a provision which defines an event of default to include defaults or events of default under the senior secured credit facilities, as amended, the senior notes and the senior subordinated notes.

During the second quarter of 2006, Appleton successfully completed a consent solicitation to amend certain provisions of the indentures governing the 8.125% senior notes due 2011 and 9.75% senior subordinated notes due 2014 to, among other things, modify the restricted payments covenants of the indentures, allow changes to the documentation for the ESOP that are not reasonably likely to result in a material adverse change to Appleton and provide for additional interest on the 8.125% senior notes and 9.75% senior subordinated notes in certain circumstances pertaining to ESOP-related payments. As a result, Appleton was able to make in the second quarter of 2006, and expects to continue to make, required ESOP distributions without violating the covenant limitations of the indentures governing the 8.125% senior notes and the 9.75% senior subordinated notes. In consideration for the consent, Appleton paid to the consenting noteholders a consent fee of $25.00 for each $1,000 principal amount of 8.125% senior notes and 9.75% senior subordinated notes, resulting in an $8.0 million payment. This amount was capitalized as debt issuance costs and is amortized over the remaining life of the notes. An additional $1.3 million was incurred in bank and legal fees and has been expensed in the consolidated statement of operations for the year ending December 30, 2006.

The senior secured credit facilities, as amended, are unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than two small foreign subsidiaries. In addition, it is secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The senior secured term note payable, as amended, is unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by a lien on specified manufacturing equipment located in Appleton’s paper mill in West Carrollton, Ohio. The senior notes and senior subordinated notes are unconditionally guaranteed by PDC, C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited and New England Extrusion Inc.

Off-Balance Sheet Arrangements. Appleton had no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of, or requirements for, capital resources at January 3, 2009.

Disclosures about Contractual Obligations, Commercial Commitments and Contingencies. A summary of Appleton’s significant contractual obligations, commercial commitments and contingencies as of January 3, 2009, is as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in millions)
Long-term debt	$604.1	$5.5	$121.5	$316.9	$160.2
Capital lease obligation	1.4	0.7	0.7	—	—
Operating leases	15.5	6.8	6.2	2.5	—
Other long-term obligations (1)	380.2	60.3	121.9	119.7	78.3
Total contractual cash obligations	$1,001.2	$73.3	$250.3	$439.1	$238.5

(1)	Represents obligations for interest, pension, postretirement health benefits, deferred compensation payments and severance payments.

In addition to the contractual obligations listed above, it will also be necessary for the Company to use cash to satisfy its repurchase obligations related to the ESOP. The following table outlines the potential repurchase liability for the next five years based on management’s assumptions, developed in conjunction with the ESOP administrator, related to participant death, retirement, diversification requests, employment termination and changes in share valuation.

	Estimate of Potential Commitment per Period
Other Commitments	Total	Less Than 1 Year	1-3 Years	4-5 Years
	(dollars in millions)
Estimated share repurchase liability	$111.0	$22.0	$48.0	$41.0

Appleton expects that a portion of this share repurchase liability will be funded from new deferrals from employees into the Company Stock Fund. Employees may defer, on a pre-tax basis, a percentage of their pay in an amount, subject to certain IRS limitations, equal to between 2 percent and 50 percent of their annual compensation. Participants have the option of directing their deferrals to the 401(k) Fund, the Company Stock Fund or a combination of both. Appleton believes that new deferrals from employees into the Company Stock Fund for the five-year period presented above will aggregate approximately $29 million, which would reduce and defer the repurchase liability set forth in the table above.

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

Collective Bargaining Agreements

Manufacturing employees at Appleton’s major manufacturing facilities in Appleton, Roaring Spring and West Carrollton are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”). Represented employees at the Roaring Spring facility ratified a four-year labor agreement in August 2008. Manufacturing employees at the Appleton facility ratified a three-year labor agreement in October 2008. The labor contract at the West Carrollton facility expires in April 2009.

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

Disclosures About Critical Accounting Policies

PDC prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. PDC’s accounting policies are disclosed in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. The following policies are considered by management to be the most critical in understanding the judgments that are involved in the preparation of the consolidated financial statements and the uncertainties that could impact the results of operations, financial position and cash flows. Management has discussed the development, selection and disclosure of these estimates and assumptions with the audit committee and board of directors.

Environmental. Accruals for losses associated with environmental obligations are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing legislation, regulatory action and remediation technologies. Accruals are discounted to reflect the time value of money if the aggregate amount of the liability and the amount and timing of cash payments are fixed or reliably determinable. The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required, the outcome of discussions with regulatory agencies and, at multi-party sites, other potentially responsible parties (“PRPs”). In future periods, new laws or regulations, advances in cleanup technologies and additional information about the ultimate cleanup remedy or remedies being used could significantly change those estimates. Accordingly, the Company cannot give any assurances that its eventual environmental cleanup costs and liabilities will not exceed the amount of the current reserve.

Redeemable Common Stock. Redeemable equity securities are required to be accreted so the amount on the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Due to the reduction in share price, $18.3 million of accretion was reversed during fiscal 2008. Redeemable common stock is being accreted up to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of January 3, 2009. It is estimated that the earliest redemption date, as mandated by federal law, occurs when the participant reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the participant has the right to make diversification elections for a period of six years. The fair value of redeemable common stock is determined by an independent, third party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Based upon the estimated fair value of the redeemable common stock currently outstanding, an ultimate redemption liability of approximately $228 million has been determined. The accretion is being charged to retained earnings because redeemable common stock is the only class of shares outstanding.

Restructuring. Charges related to involuntary employee termination benefits are recognized, and recorded in the current period, under SFAS 112, “Employers’ Accounting for Postemployment Benefits,” if the obligation is attributable to employees’ services already rendered, employees’ rights to those benefits accumulate or vest, payments of the benefits is probable and the amount of the benefits can be reasonably estimated. The timing of recognition and related measurement of a liability for one-time termination benefits depends on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period.

A liability for costs to terminate a contract before the end of its term is recognized and measured at its fair value when the contract is terminated in accordance with the contract terms. A liability for costs that will continue to be incurred under a contract for its remaining term, without economic benefit to the Company, is recognized and measured at its fair value when Appleton ceases to use the right conveyed by the contract. A liability for other costs associated with an exit or disposal activity is recognized and measured at its fair value in the period in which the liability is incurred. The ultimate costs associated with these termination and exit activities may differ from original estimates.

Income Taxes. In conjunction with the acquisition of Appleton, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes and, therefore, the Company anticipates that it will not incur any future U.S. federal income tax liability and minimal state and local income tax liabilities. The American Plastics and C&H Packaging subsidiaries acquired in 2003, as well as New England Extrusion, acquired in January 2005, are eligible for such treatment. Appleton’s Canadian subsidiary, Appleton Papers Canada Ltd. is not eligible for treatment as a qualified subchapter S subsidiary. As a result, the Company will incur a foreign tax liability. Appleton’s income tax reserve at January 3, 2009, covers various audit issues and provisions for certain non-U.S. entities. All U.S. federal C corporation tax years are closed. Various Canadian tax years and various state and local C corporation tax years remain open.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for the majority of finished goods, work in process and raw materials. Stores and spare parts inventories are valued at average cost and certain other inventories are valued using the first-in, first-out (“FIFO”) method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment relating to excess and obsolete inventory. Any actions taken by customers that could impact the value of inventory are considered when determining the lower of cost or market valuations.

Accounts Receivable. Accounts receivable are valued net of an allowance for uncollectible accounts. This allowance is based on an estimate of the portion of the receivables that will not be collected in the future. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

Goodwill and Other Intangible Assets. The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. During third quarter 2008, an impairment analysis was performed on the performance packaging business due to the depressed economic future outlook and revised future cash flow projections. As a result of this impairment analysis, a $17.7 million goodwill impairment charge was recorded. Appleton performed its annual goodwill impairment analysis during fourth quarter 2008. In accordance with SFAS 142, a Step One analysis was done to compare the fair value of the reporting unit to the carrying value. In Step One, the fair value of the reporting unit was estimated using a weighting of the “market” and “income” valuation approach. The “income” valuation approach estimates the enterprise value using a net present value model, which discounts projected free cash flows of the business at a computed weighted average cost of capital as the discount rate. The “market” approach is based on the market multiple of guideline companies. As a result of performing Step One, the carrying value of the reporting unit exceeded the fair value. Having failed Step One, Step Two was performed to allocate the fair value of the business to all assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit, as determined in the first step of the goodwill impairment test, was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit, over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The carrying value of the performance packaging goodwill exceeded the implied fair value of the goodwill and therefore, an impairment loss was recognized to the extent of the excess of $21.9 million in the fourth quarter of 2008. Total impairment loss recorded for the year is $39.6 million. Different assumptions or reduced future cash flow estimates could change the estimated fair value, and therefore, impairment charges could be required in the future.

Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are tested for impairment when events or changes in circumstances indicate that the asset might be impaired. Indefinite-lived intangible assets, which are not amortized, are also subject to annual impairment testing.

A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and the respective indefinite-lived intangible assets. While the Company believes its judgments and assumptions were reasonable, different assumptions or reduced future cash flow estimates could change the estimated fair values and, therefore, impairment charges could be required in the future.

Revenue Recognition. Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company’s price to the customer is fixed; collectability is reasonably assured; and title has transferred to the customer. Generally, these criteria are met at the time of shipment. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized. The Company generally does not invoice its customers for shipping and handling fees, which are classified as selling, general and administrative expenses.

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

Employee Benefit Plans. The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement healthcare. The determination of its obligation and expense for pension and other postretirement benefits, such as retiree healthcare and life insurance, is dependent on the selection of certain assumptions used by its actuaries in calculating such amounts. Those assumptions include, among others and where applicable, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with GAAP actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and recorded obligation in such future periods. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends, when appropriate. Significant differences in actual experience or significant changes in assumptions may materially affect its pension and other postretirement obligations and future expense. As of December 29, 2007, PDC adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans-an amendment of FASB Statements 87, 88, 106 and 132 (R).” Additionally, SFAS 158, which required the Company to measure the funded status of a plan as of the date of its year-end no later than 2008, was adopted during fiscal 2008.

Environmental and Legal Matters

Appleton’s operations are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations. These include laws and regulations governing emissions of air pollutants, discharges of wastewater and storm water, storage, treatment and disposal of materials and waste, remediation of soil, surface water and groundwater contamination and liability for damages to natural resources.

Compliance with environmental laws and regulations is an important facet of the business. Appleton expects to incur capital expenditures of approximately $3.2 million in 2009 and a total of approximately $3.3 million from 2010 through 2013 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. Appleton expects to continue to incur expenditures after 2013 in order to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements.

Appleton is subject to strict and, under some circumstances, joint and several liability for the investigation and remediation of environmental contamination, including contamination caused by other parties, at properties that Appleton owns or operates and at properties where Appleton or its predecessors have arranged for the disposal of regulated materials. As a result, Appleton is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Appleton could be involved in additional proceedings in the future and the total amount of these future costs and other environmental liabilities may be material. Appleton has only been named a PRP at one site for which its liability may be significant, the Lower Fox River site, which is described elsewhere.

Appleton is involved from time to time in certain administrative and judicial proceedings and inquiries related to environmental matters. For a discussion of these environmental matters, see “Item 1. Business – Environmental” and Note 17 of the Notes to the Consolidated Financial Statements. Furthermore, from time to time Appleton may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of business. Appleton has successfully defended such claims, settling some for amounts which are not material to its business and obtaining dismissals in others. While Appleton vigorously defends itself and expects to prevail in any similar cases that may be brought against it in the future, there can be no assurance that it will be successful.

            In 1996, after being named as a defendant in a lawsuit, Appleton notified its insurance carriers of a coverage claim under policies in effect at the time. The lawsuit ultimately was resolved and Appleton recovered expenses from three of four insurers. The fourth insurer disputed coverage for its share of previously incurred costs. As a result, Appleton filed a lawsuit against the insurer. In 2007, a Wisconsin state appellate court issued an order estopping the insurer from denying its obligation to cover Appleton. Pursuant to a judgment in favor of Appleton which was entered in March 2008, and subsequent settlement negotiations with the insurer, Appleton recorded $22.3 million of income, net of fees. These proceeds were received in April 2008.

Other than the Lower Fox River matter described in “Item 1. Business – Environmental,” and assuming Appleton’s expectations regarding defending such demands, claims, suits or other legal or regulatory proceedings prove accurate, Appleton does not believe that any pending or threatened demands, claims, suits or other legal or regulatory proceedings will have, individually or in the aggregate, a materially adverse effect on financial position, results of operations or cash flows.

New Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB’) issued FASB Staff Position FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets,” which amends SFAS 132 (Revised 2003), “Employers’ Disclosures about Pension and Other Postretirement Benefits,” to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This pronouncement is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions are not required for earlier periods as presented for comparative purposes. Earlier application of the provisions is permitted. PDC is currently evaluating the impact, if any, on its financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. These provisions are effective for financial statements issued for fiscal years beginning after November 15, 2008. PDC is currently evaluating the impact, if any, on its financial statements.

In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations.” SFAS 141R requires that an acquiring entity recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for acquisition costs, non-controlling interests, contingent liabilities, in-process research and development, restructuring costs and income taxes. In addition, it also requires a substantial number of new disclosure requirements. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt SFAS 141R in the first quarter of 2009 and does not believe the effect of adopting SFAS 141R will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3, which clarifies the application of SFAS 157 in a market that is not active. The adoption of SFAS 157 with respect to financial assets and liabilities, in the first quarter of 2008, did not have a significant effect on the Company’s financial statements. The Company is currently evaluating the impact, if any, of SFAS 157 for measuring nonfinancial assets and liabilities on future results of operations and financial position.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements 87, 88, 106 and 132(R).” SFAS 158 requires the Company to recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability on the 2007 year-end balance sheet with changes in the funded status recognized through accumulated other comprehensive income in the year in which they occur. These provisions of SFAS 158 were adopted by the Company effective December 29, 2007. Additionally, SFAS 158 which required the Company to measure the funded status of a plan as of the date of its year-end no later than 2008, was adopted during fiscal 2008.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Appleton is exposed to market risk from changes in interest rates, foreign currency exchange rate fluctuations and commodity prices. To reduce these risks, Appleton selectively uses financial instruments and other proactive risk management techniques. For additional information, see “Note 2 to Consolidated Financial Statements – Derivative Financial Instruments and Hedging Activities.”

Interest Rate Risk. Appleton is exposed to interest rate volatility with regard to its senior secured credit facilities. Primary exposure includes movements in the U.S. prime rate and London Interbank Offered Rate, or LIBOR. Borrowings under the senior secured credit facilities bear interest at LIBOR plus a spread.

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. Also during first quarter 2008, Appleton fixed the interest rate, at 5.4%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. As of January 3, 2009, these swap contracts, or derivatives, were recorded at a combined liability value of $9.4 million based on fair value measurements using Level 2 inputs as described in SFAS 157, "Fair Value Measurements."  As discussed earlier, one of the swap contracts was terminated in February, 2009.

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

Appleton has entered into limited foreign exchange contracts to reduce the variability of the earnings and cash flow impacts of nonfunctional currency denominated activities between its Canadian distribution center and customers located outside the United States. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying items being hedged. Maturities of forward exchange contracts generally coincide with settlement dates of related transactions. Forward exchange contracts are designated as cash flow hedges in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” At January 3, 2009, Appleton had outstanding $9.0 million of foreign exchange contracts hedging future accounts receivable. A 10% appreciation or depreciation in the Canadian dollar at January 3, 2009 would not have a significant impact on Appleton’s consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows.

Commodity Prices. Appleton is subject to the effects of changing raw material costs caused by movements in underlying commodity prices. Appleton is exposed to fluctuating market prices for commodities, including pulp, chemicals and base stock, and has established programs to manage exposure to commodity prices through effective negotiations with suppliers. As listed within its contractual obligations, Appleton enters into contracts with vendors to lock in commodity prices at various times and for various periods to limit near-term exposure to fluctuations in raw material prices.

Item 8.                   Financial Statements and Supplementary Data

1.	Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of PDC Corp. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of redeemable common stock, accumulated deficit, accumulated other comprehensive (loss) income and comprehensive income (loss) present fairly, in all material aspects, the financial position of Paperweight Development Corp. and its subsidiaries at January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2, 14 and 15 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)," effective December 29, 2007.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 27, 2009

2. Financial Statements

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
	January 3, 2009	December 29, 2007
ASSETS
Current assets
Cash and cash equivalents	$4,180	$44,838
Accounts receivable, less allowance for doubtful accounts of $1,825 and $1,480, respectively	92,029	116,762
Inventories	130,053	124,078
Other current assets	46,239	12,210
Assets of discontinued operations	-	36,731
Total current assets	272,501	334,619

Property, plant and equipment, net of accumulated depreciation of $398,683 and $353,975, respectively	445,671	393,742
Goodwill	10,601	50,246
Intangible assets, net	72,939	77,340
Environmental indemnification receivable	114,300	165,198
Other assets	13,909	24,617
Assets of discontinued operations	-	57,646

Total assets	$929,921	$1,103,408

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Current liabilities
Current portion of long-term debt	$5,455	$3,138
Accounts payable	62,538	82,621
Accrued interest	3,628	4,688
Other accrued liabilities	84,142	81,348
Liabilities of discontinued operations	-	21,685
Total current liabilities	155,763	193,480

Long-term debt	598,598	539,105
Postretirement benefits other than pension	45,364	47,436
Accrued pension	109,532	16,857
Environmental liability	114,300	173,353
Other long-term liabilities	13,309	6,794
Liabilities of discontinued operations	-	20,750
Commitments and contingencies (Note 17)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 10,643,894 and 11,116,751, respectively	147,874	182,040
Accumulated deficit	(159,650)	(80,086)
Accumulated other comprehensive (loss) income	(95,169)	3,679

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive (loss) income	$929,921	$1,103,408
The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006

Net sales	$964,577	$963,240	$973,655

Cost of sales	780,440	733,738	732,603

Gross profit	184,137	229,502	241,052

Selling, general and administrative expenses	167,030	177,275	179,671
Goodwill impairment	39,645	-	-
Restructuring and other charges	2,578	1,445	2,161

Operating (loss) income	(25,116)	50,782	59,220

Other expense (income)
Interest expense	54,267	48,351	48,978
Debt extinguishment (income) expense, net	(11,598)	1,572	208
Interest income	(1,071)	(2,476)	(903)
Litigation settlement, net (Note 17)	(22,274)	-	-
Foreign exchange loss (gain)	4,523	(1,112)	(513)

(Loss) income from continuing operations before income taxes	(48,963)	4,447	11,450

(Benefit) provision for income taxes	(268)	253	633

(Loss) income from continuing operations	(48,695)	4,194	10,817

Discontinued operations
(Loss) income from discontinued operations, net of income taxes	(48,687)	(10,501)	528

Net (loss) income	$(97,382)	$(6,307)	$11,345

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED
(dollars in thousands)

	For the Year Ended January 3, 2009	For the Year Ended December 29, 2007	For the Year Ended December 30, 2006
Cash flows from operating activities:
Net (loss) income	$(97,382)	$(6,307)	$11,345
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	54,995	62,679	66,319
Amortization of intangible assets	4,401	7,610	9,436
Impairment of continuing operations goodwill	39,645	-	-
Impairment of discontinued operations goodwill and long-lived assets	43,745	8,039	-
Amortization of financing fees	2,199	2,456	2,609
Employer 401(k) noncash matching contributions	5,807	6,658	6,798
Foreign exchange loss (gain)	4,922	(1,204)	(267)
Loss on disposals of equipment	1,450	2,400	1,232
Accretion of capital lease obligation	111	152	189
Recognition of noncash expense associated with interest rate swaps	9,446	-	-
Debt extinguishment expenses	1,012	858	191
Deferred income taxes	-	959	-
(Increase)/decrease in assets and increase/(decrease) in liabilities
Accounts receivable	30,493	7,107	(12,679)
Inventories	(10,792)	4,317	5,329
Other current assets	1,046	(1,504)	(5,250)
Accounts payable and other accrued liabilities	(44,965)	6,389	23,610
Restructuring reserve	1,740	(1,907)	(4,292)
Accrued pension	(5,524)	(5,999)	(830)
Fox River liabilities	(25,000)	-	-
Other, net	(2,975)	(1,047)	935

Net cash provided by operating activities	14,374	91,656	104,675

Cash flows from investing activities:
Proceeds from sale of equipment	159	44	795
Net change in cash due to sale of Bemrose Group Limited	(999)	-	-
Restricted cash for mill expansion	-	(7,369)	-
Additions to property, plant and equipment	(99,534)	(54,457)	(36,462)

Net cash used by investing activities	(100,374)	(61,782)	(35,667)

Cash flows from financing activities:
Payments of senior secured notes payable	(2,813)	(196,095)	(35,776)
Proceeds from senior secured notes payable	-	225,000	-
Payments of senior notes payable	(40,600)	(17,550)	(4,400)
Payments of senior subordinated notes payable	-	(7,000)	-
Debt acquisition costs	(279)	(2,321)	-
Bond consent costs	-	-	(7,994)
Payments relating to capital lease obligation	(731)	(731)	(731)
Proceeds from revolving lines of credit	396,707	73,996	27,475
Payments of revolving lines of credit	(312,973)	(74,182)	(29,289)
Proceeds from State of Ohio Financing	-	9,105	-
Payments of State of Ohio loan	(325)	-	-
Proceeds from secured financing	22,000	-	-
Payments of secured financing	(186)	-	-
Proceeds from issuance of redeemable common stock	6,426	7,659	8,238
Payments to redeem common stock	(27,930)	(28,641)	(27,118)
Increase in cash overdraft	5,729	6,100	1,870

Net cash provided (used) by financing activities	45,025	(4,660)	(67,725)

Effect of foreign exchange rate changes on cash and cash equivalents	317	(351)	270
Change in cash and cash equivalents	(40,658)	24,863	1,553
Cash and cash equivalents at beginning of period	44,838	19,975	18,422

Cash and cash equivalents at end of period	$4,180	$44,838	$19,975

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Comprehensive Income (Loss)

Balance, December 31, 2005	11,938,060	$185,292	$(61,982)	$(25,854)

Comprehensive income:
Net income	-	-	11,345	-	$11,345
Minimum pension liability adjustment	-	-	-	12,082	12,082
Foreign currency translation adjustment	-	-	-	8,161	8,161
Realized and unrealized gains on derivatives	-	-	-	601	601
Total comprehensive income					$32,189
Issuance of redeemable common stock	499,160	15,044	-	-
Redemption of redeemable common stock	(886,989)	(27,118)	-	-
Accretion of redeemable common stock	-	17,248	(17,248)	-
Balance, December 30, 2006	11,550,231	190,466	(67,885)	(5,010)

Comprehensive income:
Net loss	-	-	(6,307)	-	$(6,307)
Minimum pension liability adjustment	-	-	-	12,773	12,773
Foreign currency translation adjustment	-	-	-	884	884
Realized and unrealized losses on derivatives	-	-	-	(523)	(523)
Total comprehensive income					$6,827
Adjustment to initially adopt SFAS 158, net	-	-	-	(4,445)
Issuance of redeemable common stock	435,408	14,321	-	-
Redemption of redeemable common stock	(868,888)	(28,641)	-	-
Accretion of redeemable common stock	-	5,894	(5,894)	-
Balance, December 29, 2007	11,116,751	182,040	(80,086)	3,679

Comprehensive loss:
Net loss	-	-	(97,382)	-	$(97,382)
Adjustment for the change in measurement date due to the adoption of SFAS 158	-	-	(473)	-	(473)
Changes in retiree plans	-	-		(98,395)	(98,395)
Disposal of Bemrose pension plan	-	-	-	7,976	7,976
Foreign currency translation adjustment	-	-	-	(8,110)	(8,110)
Realized and unrealized losses on derivatives	-	-	-	(319)	(319)
Total comprehensive loss					$(196,703)
Issuance of redeemable common stock	497,130	12,055	-	-
Redemption of redeemable common stock	(969,987)	(27,930)	-	-
Accretion of redeemable common stock	-	(18,291)	18,291	-
Balance, January 3, 2009	10,643,894	$147,874	$(159,650)	$(95,169)

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying consolidated financial statements, after the elimination of intercompany accounts and transactions, include the accounts of Paperweight Development Corp. (“PDC”) and its wholly-owned subsidiaries (collectively the “Company”) for the years ended January 3, 2009, December 29, 2007, and December 30, 2006.

NATURE OF OPERATIONS

Appleton Papers Inc. (“Appleton”) is the primary operating subsidiary of PDC. Appleton creates product solutions for customers and end users through its development and use of coating formulations and applications as well as encapsulation, security and packaging technologies. The Company has four reportable segments: coated solutions, thermal papers, security papers and performance packaging (see Note 3 “Discontinued Operations”).

The coated solutions segment includes carbonless paper which is used to make multipart business forms such as invoices and credit card receipts. Appleton also produces coated products for point-of-sale displays and other design and print applications and offers customers custom coating solutions within this segment. Appleton supplies coated solutions products to paper merchants, business forms printers and paper converters. Sales within the coated solutions segment accounted for approximately 56% of consolidated net sales in 2008, 59% of consolidated net sales in 2007 and 59% of consolidated net sales in 2006.

The thermal papers segment develops substrates for the transaction and item identification markets. These products are widely used for point-of-sale receipts and coupons; entertainment and transportation tickets; lottery and gaming tickets; engineering, medical and industrial charts; tags for airline baggage and retail applications; and label products for shipping, warehousing, medical and clean-room applications. Appleton supplies thermal products to printers and paper converters. Sales within the thermal papers segment accounted for approximately 29% of consolidated net sales in 2008, 27% of consolidated net sales in 2007 and 27% of consolidated net sales in 2006.

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

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million (see Note 17 “Commitments and Contingencies”). During 2008, Appleton paid $25 million in satisfaction of its unindemnified portion of the Fox River Liabilities and, AWA has resumed responsibility for any remaining Fox River Liabilities.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy provides up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. At January 3, 2009, the policy had $162.4 million of remaining coverage which is sufficient to cover Appleton’s share of the Fox River Liabilities. AWA’s obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended. The indemnification agreements negotiated with AWA and Commerce & Industry Insurance policy are designed to ensure that Appleton will not be required to fund any of the indemnified costs and expenses in relation to the Fox River Liabilities and to assure the ESOP Trustee and Appleton’s lenders and investors that Appleton will not have to rely solely on AWA itself to make these payments. This arrangement is working as designed and is expected to continue to protect Appleton with respect to the indemnified costs and expenses, based on Appleton’s review of the insurance policy and the financial condition of AWA and Commerce & Industry Insurance Company. AWA, PDC, the special purpose subsidiaries and the policyholder entered into a Relationship Agreement, which, among other things and subject to certain limited exceptions, prohibits AWA and PDC from taking any actions that would result in any change to this design structure.

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

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company’s fiscal year is the 52-week or 53-week period ending the Saturday nearest December 31. Fiscal year 2008 was a 53-week period ending on January 3, 2009. Fiscal years 2007 and 2006 were 52-week periods ending on December 29, 2007, and December 30, 2006, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more critical estimates made by management relate to environmental contingencies, pension and postretirement assumptions, accrued discounts, restructuring charges and accruals, intangible and tangible asset impairment analyses, fair market value of redeemable common stock, and receivable and inventory reserves. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior year financial statement classifications have been revised to conform to their current year presentation. On the Consolidated Balance Sheets this includes reporting all long-term debt on one line, eliminating the restructuring reserve line and including corresponding balances in other accrued liabilities and eliminating the capital lease obligation line and including corresponding balances in other long-term liabilities. On the Consolidated Statements of Operations, debt extinguishment (income) expense, net includes the write off of deferred debt issuance costs associated with the repurchase of the 8.125% senior notes payable and the gain or loss related to these repurchases. Previously these items were included in interest expense or interest income. On the Consolidated Statements of Cash Flows, the write off of deferred debt issuance costs, noted above, has been reclassified from the amortization of financing fees line to the debt extinguishment expenses line for both 2007 and 2006.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

REVENUE RECOGNITION

Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company’s price to the customer is fixed; collectibility is reasonably assured; and title has transferred to the customer. Generally, these criteria are met at the time of shipment. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized. The Company generally does not invoice its customers for shipping and handling fees, which are classified as selling, general and administrative expenses and totaled approximately $59 million for fiscal 2008, $54 million for fiscal 2007 and $55 million for fiscal 2006.

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

    In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. In March 2008, Appleton fixed the interest rate, at 5.40%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. The interest rate swaps were being accounted for as cash flow hedges. As of January 3, 2009, these swap contracts, or derivatives, were recorded as $9.4 million of liabilities based on fair value measurements using Level 2 inputs as described in SFAS 157, "Fair Value Measurements." As discussed in Note 10, “Long-Term Obligations,” the covenant violation at January 3, 2009 and subsequent waiver and amendment, in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the two interest rate swap contracts that were placed in 2008. As amended, the senior secured credit facilities contain interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, Appleton concluded it was remote that the original forecasted transactions would occur as originally documented and therefore reclassified as a charge against 2008 earnings, within interest expense, $9.4 million of swap losses originally classified in other comprehensive loss. The events of default also triggered an event of default pursuant to a cross-default provision under one of the interest rate swap contracts. As a result of the cross-default, the counterparty elected to terminate the swap contract. In February 2009, Appleton and the counterparty resolved Appleton’s obligation under the swap contract with an agreement to pay $4.7 million over the nine-month period ending October 2009. The remaining swap contract is expected to remain in place and future fluctuations in market value will be reflected as adjustments to interest expense.

During March 2006, Appleton entered into a three-year interest rate swap contract to fix the interest rate at 7.16% on $100.0 million of its variable rate notes. This instrument was designated as a cash flow hedge in accordance with SFAS 133 and was recorded on the consolidated balance sheet at fair value. Due to the refinancing of these senior secured variable rate notes in June 2007, this interest rate swap was terminated and settled in May 2007, resulting in a gain of $0.1 million.

As discussed above, for the year ended January 3, 2009, $9.4 million of swap losses originally classified in other comprehensive loss were recognized in earnings. For the years ended December 29, 2007, and December 30, 2006, the amount recognized in earnings due to ineffectiveness of hedge transactions was immaterial. The amount reported as realized and unrealized losses on derivatives of $0.3 million for 2008 and $0.5 million for 2007, in accumulated other comprehensive (loss) income, represents the net loss on derivatives designated as cash flow hedges. The amount reported as realized and unrealized gains on derivatives of $0.6 million for 2006, in accumulated other comprehensive (loss) income, represents the net gain on derivatives designated as cash flow hedges.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

CASH EQUIVALENTS

Cash equivalents consist of funds invested in institutional money market funds with daily liquidity. At January 3, 2009, and December 29, 2007, there were cash overdrafts of approximately $25.3 million and $19.6 million, respectively, which are included in accounts payable within the accompanying consolidated balance sheets. Also, at December 29, 2007, the Company had $7.4 million of restricted cash to be used to fund a portion of the costs of acquiring and installing paper coating and production equipment at the Company’s paper mill in West Carrollton, Ohio. This restricted cash was fully utilized in 2008.

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

IMPAIRMENT OF GOODWILL, INTANGIBLES AND LONG-LIVED ASSETS

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective December 30, 2007, the Company adopted SFAS 157, "Fair Value Measurements," and FASB Staff Position (FSP) 157-2, "Effective Date of FASB Statement No. 157."  The FSP permits companies that have not already issued either interim or annual financial statements reflecting the adoption of SFAS 157 to delay the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

SFAS 157 establishes a new framework for measuring fair value and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

When available, quoted market prices were used to determine fair value and such measurements are classified within Level 1. In some cases where market prices are not available, observable market based inputs were used to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates. These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

SFAS 157 expanded the definition of fair value to include the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or Appleton) will not be fulfilled. For financial assets traded in an active market (Level 1 and certain Level 2), the nonperformance risk is included in the market price. For certain other financial assets and liabilities (Level 2 and 3), fair value calculations have been adjusted accordingly.

The fair value of interest rate swap derivatives is primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine the discounted cash flows that result in a measurement that is classified as  Level 2. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate, also deemed to be categorized as Level 2.

In addition to the methods and assumptions used to record the fair value of financial instruments as discussed above, the following methods and assumptions are used to estimate the fair value of financial instruments as required by SFAS 107, “Disclosures about Fair Values of Financial Instruments.”  Cash and cash equivalents, accounts receivable and accounts payable recorded in the balance sheets approximate fair value based on the short maturity of these instruments. Fair values of long-term debt and the capital lease obligation are estimated based on market conditions and interest rates available to the Company for similar financial instruments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of the non-owner changes in equity, or accumulated other comprehensive (loss) income, are as follows (dollars in thousands):

	2008	2007
Changes in retiree plans and disposal of Bemrose pension plan	$(94,864)	$(4,445)
Foreign currency translation adjustment	-	8,110
Realized and unrealized (losses) gains on derivatives	(305)	14
	$(95,169)	$3,679

RESEARCH AND TECHNOLOGY

Research and technology costs are charged to expense as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $14.2 million in 2008, $14.7 million in 2007 and $15.9 million in 2006.

ACCOUNTING PRONOUNCEMENTS

In December 2008, the Financial Accounting Standards Board (“FASB’) issued FASB Staff Position FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets,” which amends SFAS 132 (Revised 2003), “Employers’ Disclosures about Pension and Other Postretirement Benefits,” to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This pronouncement is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions are not required for earlier periods as presented for comparative purposes. Earlier application of the provisions is permitted. PDC is currently evaluating the impact, if any, on its financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. These provisions are effective for financial statements issued for fiscal years beginning after November 15, 2008. PDC is currently evaluating the impact, if any, on its financial statements.

In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations.” SFAS 141R requires that an acquiring entity recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for acquisition costs, non-controlling interests, contingent liabilities, in-process research and development, restructuring costs and income taxes. In addition, it also requires a substantial number of new disclosure requirements. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt SFAS 141R in the first quarter of 2009 and does not believe the effect of adopting SFAS 141R will have a material impact on its consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3, which clarifies the application of SFAS 157 in a market that is not active. The adoption of SFAS 157 with respect to financial assets and liabilities, in the first quarter of 2008, did not have a significant effect on the Company’s financial statements. The Company is currently evaluating the impact, if any, of SFAS 157 for measuring nonfinancial assets and liabilities on future results of operations and financial position.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements 87, 88, 106 and 132(R).” SFAS 158 requires the Company to recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability on the 2007 year-end balance sheet with changes in the funded status recognized through accumulated other comprehensive income in the year in which they occur. These provisions of SFAS 158 were adopted by the Company effective December 29, 2007. Additionally, SFAS 158 which required the Company to measure the funded status of a plan as of the date of its year-end no later than 2008, was adopted during fiscal 2008.

3.        DISCONTINUED OPERATIONS

Late in 2007, Appleton committed to a formal plan to sell Bemrose Group Limited (“Bemrose”), its secure and specialized print services business based in Derby, England. Bemrose is a leading U.K. provider of mission critical security and specialized print services. At the time of its acquisition in December 2003, Bemrose was expected to provide Appleton with a new product entry in the U.K. security print market, with opportunities to expand into the U.S. market. After conducting a strategic review in the fourth quarter of 2007, Appleton decided to focus its attention and expand its leadership positions in its core businesses. The operating results of Bemrose for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, have been reclassified and are reported separately as discontinued operations. In addition, Appleton reclassified the assets and liabilities of Bemrose, at December 29, 2007, as discontinued operations.

On August 1, 2008, Appleton completed the sale of Bemrose receiving $3.9 million of cash and $6.4 million of notes receivable to be settled within 75 and 180 days after closing. In anticipation of the sale transaction and as a result of a decline in the value of the business arising primarily as the result of deteriorating economic conditions and tougher markets for Bemrose products, as well as increased funding requirements of the Bemrose pension plan arising from negotiations with the plan trustees, Appleton recorded impairment charges aggregating $43.7 million, related to goodwill and other long-lived assets, during 2008. The first tranche of notes receivable was paid in November 2008, however, due to continuing difficult business conditions in Bemrose markets, Appleton established a $1.5 million valuation reserve against the $3.0 million remaining principal and interest of the notes receivable. As of January 3, 2009, a $1.7 million foreign exchange loss was recorded due to the revaluation of these notes, denominated in British pounds, to U.S. dollars.

The following table presents the net sales and loss before income taxes of Bemrose (dollars in thousands):

	For the Year Ended January 3, 2009	For the Year Ended December 29, 2007	For the Year Ended December 30, 2006
Net sales	$55,675	$113,343	$113,726

Operating Loss	$(4,942)	$(1,503)	$(309)
Impairment charge	(43,745)	(8,039)	-
Loss before income taxes	(48,687)	(9,542)	(309)
Provision (benefit) for income taxes	-	959	(837)
(Loss) income from discontinued operations	$(48,687)	$(10,501)	$528

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

Bemrose was previously reported as a separate reportable segment.

4.       GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. During third quarter 2008, an impairment analysis was performed on the performance packaging business due to the depressed economic future outlook and revised future cash flow projections. As a result of this impairment analysis, a $17.7 million goodwill impairment charge was recorded. Appleton performed its annual goodwill impairment analysis during fourth quarter 2008. In accordance with SFAS 142, a Step One analysis was done to compare the fair value of the reporting unit to the carrying value. In Step One, the fair value of the reporting unit was estimated using a weighting of the “market” and “income” valuation approach. The “income” valuation approach estimates the enterprise value using a net present value model, which discounts projected free cash flows of the business at a computed weighted average cost of capital as the discount rate. The “market” approach is based on the market multiple of guideline companies. As a result of performing Step One, the carrying value of the reporting unit exceeded the fair value. Having failed Step One, Step Two was performed to allocate the fair value of the business to all assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit, as determined in the first step of the goodwill impairment test, was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit, over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The carrying value of the performance packaging goodwill exceeded the implied fair value of the goodwill and therefore, an impairment loss was recognized to the extent of the excess of $21.9 million in the fourth quarter of 2008. Total impairment loss recorded for the year is $39.6 million. The carrying amount of goodwill for the years ended January 3, 2009, and December 29, 2007, was $10.6 million and $50.2 million, respectively, and was assigned entirely to the performance packaging segment. Different assumptions or reduced future cash flow estimates could change the estimated fair value, and therefore, impairment charges could be required in the future. Amortization is recorded for intangible assets with determinable lives.

The Company’s other intangible assets consist of the following (dollars in thousands):

	As of January 3, 2009		As of December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$49,255	$18,980	$49,255	$16,652
Patents	30,979	30,643	30,979	29,920
Customer relationships	26,024	6,565	26,024	5,261
Non-compete agreements	932	928	932	882
Subtotal	107,190	$57,116	107,190	$52,715
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$130,055		$130,055

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

Amortization expense for the year ended January 3, 2009 approximated $4.4 million. Amortization expense for the years ended December 29, 2007, and December 30, 2006, approximated $6.8 million and $8.2 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates that annual amortization of intangible assets will approximate $3.8 million for 2009, $3.6 million for 2010, $3.6 million for 2011, $3.6 million for 2012 and $3.6 million for 2013.

During first quarter 2007, Appleton received formal notice from the Internal Revenue Service that it agreed to settle Appleton’s refund claims filed for tax years 1999 and 2000. The total amount of the refund was $6.3 million, of which, $5.2 million was a refund of income tax paid and $1.1 million was interest. As this refund related to tax periods prior to the November 9, 2001, acquisition date, the $5.2 million was recorded as a reduction in purchase price via a decrease to long-lived intangible assets. Of the $1.1 million of interest, approximately $1.0 million pertained to the accrual of interest subsequent to the acquisition date, and as such, was included in first quarter 2007 interest income. The remaining $0.1 million of interest earned was related to tax periods prior to the acquisition date and was also recorded as a reduction in purchase price via a decrease to long-lived intangible assets. This refund was received by Appleton in April 2007. During second quarter 2007, Appleton filed claims for the corresponding state income tax refunds. The total amount of these refund claims is $0.4 million, of which, $0.3 million is a refund of state income tax paid and $0.1 million is interest. As this refund also related to tax periods prior to the acquisition date, $0.3 million of tax and interest has been recorded as a reduction in purchase price via a decrease to long-lived intangible assets. The remaining $0.1 million of interest pertained to the accrual of interest subsequent to the acquisition date and is included in second quarter 2007 interest income.

5.        RESTRUCTURING AND OTHER CHARGES

The Company recorded $2.6 million of restructuring and other charges, for employee termination benefits, during 2008. Due to the impact of the economic downturn on the business, salaried employment was reduced by 72 during December 2008. In addition, due to a shift of production from the Appleton, Wisconsin plant to the West Carrollton, Ohio paper mill and the impact of the economic downturn on the business, production headcount was reduced by 127. Since production employees are covered by union contracts, should business conditions improve in the future, some may be recalled. During December 2008, the company paid $0.6 million related to these 2008 employee termination benefits. In prior years, in order to position itself for long-term growth, the Company also reduced salaried employment in the U.S. during 2005-2007, resulting in the recording of restructuring expense for employee termination benefits. Restructuring expense of $1.1 million was recorded for employee termination benefits for the year ended December 29, 2007. During 2007, the Company paid $1.6 million related to these employment termination benefits for liabilities incurred in years 2007 and prior.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The tables below summarize the components of the restructuring reserve included in the consolidated balance sheets for the years ended January 3, 2009, and December 29, 2007 (dollars in thousands):

	December 29, 2007	2008 Additions	2008	January 3, 2009
	Reserve	to Reserve	Utilization	Reserve
Distribution center exit costs	$200	$-	$(200)	$-
U.S. employee termination benefits	198	2,578	(638)	2,138
	$398	$2,578	$(838)	$2,138

	December 30, 2006	2007 Additions	2007	December 29, 2007
	Reserve	to Reserve	Utilization	Reserve
Distribution center exit costs	$1,194	$351	$(1,345)	$200
U.S. employee termination benefits	720	1,094	(1,616)	198
	$1,914	$1,445	$(2,961)	$398

6.        INVENTORIES

Inventories consist of the following (dollars in thousands):

	2008	2007
Finished goods	$72,855	$67,596
Raw materials, work in process and supplies	72,196	66,575
	145,051	134,171
Inventory reserve	(4,481)	(3,736)
	140,570	130,435
LIFO reserve	(10,517)	(6,357)
	$130,053	$124,078

            Stores and spare parts inventory balances of $23.2 million in 2008 and $22.0 million in 2007 are valued at average cost and are included in raw materials, work in process and supplies. Inventories valued using the FIFO method approximate 13% of the Company’s total inventory balance at January 3, 2009, and 12% at December 29, 2007.

7.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	2008	2007
Land and improvements	$10,071	$9,603
Buildings and improvements	134,761	95,421
Machinery and equipment	653,543	560,323
Software	32,788	33,779
Capital lease	4,764	4,764
Construction in progress	8,427	43,827
	844,354	747,717
Accumulated depreciation/amortization	(398,683)	(353,975)
	$445,671	$393,742

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

During third quarter 2008, Appleton completed the $125 million expansion project at its West Carrollton, Ohio paper mill. The following project costs were capitalized during fiscal 2008: $0.3 million of land and land improvements, $38.1 million of buildings and improvements, $86.9 million of machinery and equipment and $0.3 million of software. The Company recorded $2.3 million and $0.4 million of capitalized interest, related to this project, during 2008 and 2007, respectively.

8.        OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	2008	2007
Deferred debt issuance costs	$10,968	$13,900
Restricted cash for mill expansion	-	7,369
Other	2,941	3,348
	$13,909	$24,617

9.        OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	2008	2007
Payroll and bonus	$5,030	$19,596
Trade discounts	18,537	22,044
Workers’ compensation	4,489	4,306
Accrued insurance	1,744	2,087
Other accrued taxes	1,901	2,299
Postretirement benefits other than pension	3,329	3,283
Fox River Liabilities	37,700	20,645
Restructuring reserve	2,140	398
Other	9,272	6,690
	$84,142	$81,348

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

10.     LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	2008	2007
Senior secured variable rate notes payable at LIBOR plus 1.75%, $563 due quarterly with $209,812 due June 5, 2014 (After March 2009, amended to LIBOR, but not less than 2.0%, plus 4.5%, $563 due quarterly with $212,062 due June 5, 2013.)	$221,625	$224,438
Secured term note payable at 12.5%, approximately $200 due monthly with $6,943 due December 1, 2013 (After March 2009, amended to 14.25%.)	21,814	-
Revolving credit facility at LIBOR plus 2.0% (After March 2009, amended to LIBOR, but not less than 2.0%, plus 4.5%)	83,734	-
	327,173	224,438
Less obligations due within one year	(4,640)	(2,813)
	322,533	221,625
Unsecured variable rate industrial development bonds, 2.5% average interest rate at January 3, 2009, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final payment due May 15, 2017	8,780	9,105
Less obligations due within one year	(815)	(325)
	7,965	8,780
Senior notes payable at 8.125%, due June 15, 2011	109,450	150,050
Senior subordinated notes payable at 9.75%, due June 15, 2014	150,000	150,000

During fourth quarter 2008, utilizing the proceeds of the secured term note payable discussed below, Appleton purchased $40.6 million, plus interest, of the 8.125% senior notes payable due June 15, 2011. This purchase was made in six separate blocks of $5.5 million, $6.9 million, $2.2 million, $5.0 million, $11.4 million and $9.6 million with Appleton purchasing at discounts of 30.5%, 30.5%, 35.0%, 31.0%, 31.0% and 31.0%, respectively. As these senior notes were purchased at prices less than face value, the Company recorded a $12.6 million gain on these purchases. Also as a result of these purchases, $1.0 million of deferred debt issuance costs were written off, resulting in a net gain of $11.6 million.

In addition, during January 2009, Appleton purchased $7.5 million, plus interest, of the 9.75% senior subordinated notes payable due June 15, 2014. This purchase was made at a discount of 77.5% and resulted in a gain of $5.8 million. Deferred debt issuance costs of $0.3 million were written off, resulting in a net gain of $5.5 million.

During November 2008, Appleton entered into an additional senior secured borrowing consisting of a five-year, $22 million term note payable bearing interest at 12.5% per annum. Financing fees of $0.3 million were incurred and capitalized as deferred debt issuance costs to be amortized over the term of the loan. As of January 3, 2009, a $0.2 million mandatory debt repayment, plus interest, was made on this debt. In March 2009, Appleton agreed with the noteholder to amend the terms of the senior secured note payable. Pursuant to the amendment, Appleton will pay an interest rate of 14.25% on the senior secured term note payable.

During the year, Appleton made mandatory debt repayments of $2.8 million, plus interest, on its senior secured credit facilities. Also during the year, Appleton borrowed $396.7 million and repaid $313.0 million against its revolving credit facility, leaving an outstanding balance of $83.7 million that the Company has the ability and intent to finance on a long-term basis. Approximately $14.1 million of the revolving credit facility was used to support outstanding letters of credit. At January 3, 2009, there was approximately $52.1 million of unused borrowing capacity under the $150 million revolving credit facility for working capital and other corporate purposes to the extent additional borrowings are permitted by financial covenants. A commitment fee of 0.40% per annum is assessed on the unused borrowing capacity.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. Also during first quarter 2008, Appleton fixed the interest rate, at 5.4%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. As of January 3, 2009, these swap contracts, or derivatives, were recorded at a combined liability value of $9.4 million based on fair value measurements using Level 2 inputs as described in SFAS 157, "Fair Value Measurements." The fair value of interest rate swap derivatives is primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine the discounted cash flows. As discussed below, one of the swap contracts was terminated in February 2009.

    Appleton’s senior secured credit facilities and senior secured term note payable contain provisions that require Appleton to maintain specified financial ratios. Prior to the waivers and amendments, the most restrictive limitations are quarter-end debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than a 4.50 to 1.00 ratio as such terms are defined in the debt agreements. As a result of the significant downturn in Appleton’s business markets and the resulting loss reported for the three months ended January 3, 2009, Appleton was not in compliance with the leverage ratio covenants at January 3, 2009, which constituted events of default under the debt agreements.

    The events of default also triggered an event of default pursuant to a cross-default provision, under one of the interest rate swap contracts Appleton used to fix the interest rate on a portion of its senior variable rate notes. As a result of the cross-default, the counterparty elected to terminate the swap contract. On February 6, 2009, Appleton and the counterparty resolved Appleton’s obligation under the swap contract with an agreement to pay $4.7 million over the nine-month period ending October 2009.

    In March 2009, Appleton and its lenders entered into the following agreements:

•	First Amendment to the senior secured credit facilities; and
•	First Amendment to the senior secured term note payable.

    The agreements are referred to herein collectively as the “Amendments.”  Appleton entered into the Amendments to waive all events of default existing at January 3, 2009, under the senior secured credit facilities and the senior secured term note payable and amend other provisions of the agreements.

    Under the First Amendment to the senior secured credit facilities, Appleton will pay interest rates equal to LIBOR, but not less than 2 percent, plus 450 basis points for any amounts outstanding on the senior secured variable rate notes payable and, interest rates initially equal to LIBOR, but not less than 2 percent, plus 450 basis points for any amounts outstanding on the revolving credit facility. The First Amendment to the senior secured credit facilities provides a grid under which the interest rate payable, for amounts outstanding on the revolving credit facility, may be reduced based on measures of Appleton’s total leverage as defined in the senior secured credit facilities. Under the First Amendment to the senior secured term note payable, Appleton will pay an interest rate of 14.25 percent on the senior secured term note payable. The Company incurred total fees of $2.7 million to the lenders in conjunction with the amendment to the senior secured credit facilities.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

    Pursuant to the terms of the First Amendment to the senior secured credit facilities:

•	The maturity date for the revolving credit facility will be June 5, 2012, and the maturity date for the senior secured variable rate notes payable will be June 5, 2013;
•	Appleton will be permitted up to $35 million of capital expenditures in 2009 and up to $40 million of capital expenditures in 2010;
•	Appleton may not make acquisitions until December 31, 2010;
•	Other restrictions are imposed on liens, indebtedness, investments, restricted payments and note repurchases;
•	Mandatory prepayments are increased from 50% to 75% of excess cash flow as defined in the senior secured credit facilities;
•
Financial covenants are modified to increase the total leverage ratio, to eliminate the interest coverage ratio, to add a senior secured leverage ratio and to add a fixed charge coverage ratio, all as defined in the senior secured credit facilities and the First Amendment to the senior secured credit facilities.

    Appleton cannot permit the Consolidated Leverage Ratio (the ratio of Consolidated Total Debt to Consolidated EBITDA for a rolling four quarters), as defined in the agreement, as amended, and determined as of the end of each fiscal quarter set forth below, to be greater than the ratio set forth opposite such fiscal quarter:
Fiscal Quarter Fiscal quarter ending March 31, 2009 Fiscal quarter ending June 30, 2009 Fiscal quarter ending September 30, 2009 Fiscal quarter ending December 31, 2009	Maximum Leverage Ratio 6.00 to 1.00 7.25 to 1.00 6.75 to 1.00 5.50 to 1.00
Fiscal quarter ending March 31, 2010	5.25 to 1.00
Fiscal quarter ending June 30, 2010	5.25 to 1.00
Fiscal quarter ending September 30, 2010	4.75 to 1.00
Fiscal quarter ending December 31, 2010	4.50 to 1.00
Fiscal quarter ending March 31, 2011	4.50 to 1.00
Fiscal quarter ending June 30, 2011 and any fiscal quarter ending thereafter	4.00 to 1.00

    Appleton cannot permit the Consolidated Senior Secured Leverage Ratio (the ratio of Consolidated Senior Secured Debt to Consolidated EBITDA for a rolling four quarters), as defined in the agreement as amended, and determined as of the end of each fiscal quarter set forth below, to be greater than the ratio set forth opposite such fiscal quarter:

Fiscal Quarter
Fiscal quarter ending March 31, 2009
Fiscal quarter ending June 30, 2009
Fiscal quarter ending September 30, 2009
Fiscal quarter ending December 31, 2009
Fiscal quarter ending March 31, 2010
Fiscal quarter ending June 30, 2010
Fiscal quarter ending September 30, 2010
Fiscal quarter ending December 31, 2010 and any fiscal quarter ending thereafter
Maximum Senior Leverage Ratio 3.50 to 1.00 4.15 to 1.00 4.00 to 1.00 3.25 to 1.00 3.00 to 1.00 3.00 to 1.00 2.75 to 1.00 2.50 to 1.00

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

    Appleton cannot permit the Consolidated Fixed Charge Coverage Ratio (Consolidated EBITDA minus the lesser of maintenance or actual capital expenditures divided by the sum of scheduled principal repayments, interest expense and ESOP redemptions), as defined in the agreement, as amended, and determined as of the end of each fiscal quarter set forth below, to be greater than the ratio set forth opposite such fiscal quarter:

Fiscal Quarter Fiscal quarter ending March 31, 2009 Fiscal quarter ending June 30, 2009 Fiscal quarter ending September 30, 2009 Fiscal quarter ending December 31, 2009	Maximum Fixed Charge Coverage Ratio 1.25 to 1.00 1.10 to 1.00 1.25 to 1.00 1.10 to 1.00
Fiscal quarter ending March 31, 2010	1.15 to 1.00
Fiscal quarter ending June 30, 2010	1.10 to 1.00
Fiscal quarter ending September 30, 2010 and any fiscal quarter ending thereafter	1.25 to 1.00

    Based on Appleton’s best estimate of the impact of the current economic environment on forecasted operating results and related debt reductions, it has projected compliance with all covenants in 2009. Appleton’s ability to comply with the financial covenants in the future depends on further debt reduction and achieving the forecasted operating results. However, with the volatility being experienced in the current economic environment, it can be difficult to predict the ultimate impact of current economic trends on the Company's future operating results. Given the uncertain global economies, continued constraints in the credit markets and other market uncertainties, there are various scenarios, including a reduction from forecasted operating results, under which Appleton could violate its financial covenants during 2009. Appleton’s failure to comply with such covenants or an assessment that it is likely to fail to comply with such covenants, could also lead Appleton to seek amendments to or waivers of the financial covenants contained in the senior secured credit facilities and senior secured term note payable. Despite its present belief that Appleton could obtain an amendment if necessary, it cannot provide assurance that Appleton would be able to obtain any amendments to or waivers of the covenants contained in the senior secured credit facilities and senior secured term note payable. Any such amendment to or waiver of the covenants would likely involve upfront fees, higher annual interest costs and other terms less favorable to the Company than those currently in the senior secured credit facilities and senior secured term note payable. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

    The Company is subject to credit risk relative to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. The recent unprecedented volatility in capital and credit markets may create additional risks to the Company, directly or indirectly, because of its potential to also impact major customers and suppliers in the upcoming months and possibly years. The adverse effect of a sustained U.S. or international economic downturn, including sustained periods of decreased consumer and business spending, high unemployment levels or declining consumer or business confidence, along with continued volatility and disruption in the credit and capital markets, has and may continue to result in reduced demand for Appleton’s products and, therefore, reduced sales and profitability.

    The covenant violation at January 3, 2009 and subsequent waiver and amendment, in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the two interest rate swap contracts that were placed in 2008. As amended, the senior secured credit facilities contain interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, Appleton concluded it was remote that the original forecasted transactions would occur as originally documented and therefore reclassified as a charge against 2008 earnings, within interest expense, $9.4 million of swap losses originally classified in other comprehensive loss. The events of default also triggered an event of default pursuant to a cross-default provision under one of the interest rate swap contracts. As a result of the cross-default, the counterparty elected to terminate the swap contract. In February 2009, Appleton and the counterparty resolved Appleton’s obligation under the swap contract with an agreement to pay $4.7 million over the nine-month period ending October 2009. The remaining swap contract is expected to remain in place and future fluctuations in market value will be reflected as adjustments to interest expense.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

In July 2007, Appleton entered into a new $12.1 million Loan and Security Agreement with the Director of Development of the State of Ohio, consisting of a $9.1 million State Assistance Loan and a $3.0 million State Loan (together “the Ohio Loans”). Proceeds of the Ohio Loans are to be used to fund a portion of the costs of acquiring and installing paper coating and production equipment at the Company’s paper mill in West Carrollton, Ohio. As of the end of 2008, Appleton had received and utilized all of the proceeds of the $9.1 million State Assistance Loan. The Ohio State Assistance Loan provides for monthly principal payments and interest at 6% and, upon receipt of the funds, the State Loan provides for monthly principal payments and interest of 1% for the first two years and 3% thereafter.

In June 2007, Appleton entered into new $375 million senior secured credit facilities consisting of a seven-year, $225 million term loan and a six-year, $150 million revolving credit facility. Funding proceeds from the new facility were applied to the $190.7 million of previous senior secured variable rate notes, plus interest of $1.9 million, as well as the $7.5 million outstanding amount borrowed against the previous $125 million line of credit, plus interest. As a result of this refinancing, $0.3 million of deferred debt issuance costs related to the previous senior credit facility were written off. Financing fees of $2.1 million were also incurred, of which, $0.9 million was recorded as expense in Appleton’s statement of operations and $1.2 million was capitalized as deferred debt issuance costs and will be amortized over the term of the new senior credit facilities. During 2007, Appleton made a mandatory debt repayment of $0.5 million, plus interest, on the senior secured credit facilities. Prior to the refinancing, Appleton also made a $4.4 million excess cash flow payment, plus interest, on the previous senior credit facility.

During 2007, Appleton borrowed $74.0 million and repaid $74.2 million under its revolving credit facility. Appleton made market purchases of senior notes totaling $17.6 million during the year.

The senior secured credit facilities, as amended, senior secured term note payable, as amended, senior notes and senior subordinated notes contain affirmative and negative covenants. In general, the covenants contained in the senior credit facilities, as amended, are more restrictive than those of the senior notes and senior subordinated notes. Among other restrictions, the covenants contained in the senior secured credit facilities, as amended, and senior secured term note payable, as amended, require Appleton to meet specified financial tests, including leverage and fixed charge coverage ratios, which become more restrictive over the term of the debt (See discussion regarding amendments above.).

The senior secured credit facilities, as amended, senior secured term note payable, as amended, senior notes and senior subordinated notes also contain covenants which, among other things, restrict Appleton’s ability and the ability of Appleton’s other guarantors of the senior secured credit facilities, as amended, senior secured term note payable, as amended, senior notes and senior subordinated notes to incur liens; engage in transactions with affiliates; incur or guarantee additional indebtedness; declare dividends or redeem or repurchase capital stock; make loans and investments; engage in mergers, acquisitions, consolidations and asset sales; acquire assets, stock or debt securities of any person; terminate the subchapter S corporation status of PDC or the qualified subchapter S subsidiary status of its subsidiaries eligible to elect such status; amend its debt instruments; amend or terminate the ESOP; amend other agreements related to the transaction with AWA; repay other indebtedness; use assets as security in other transactions; enter into sale and leaseback transactions; sell equity interests in the Company’s subsidiaries; and engage in new lines of business.

The senior secured credit facilities, as amended, contains a provision that defines an event of default to include defaults or events of default under other indebtedness as defined in the senior secured credit facilities. The senior secured term note payable, as amended, contains a provision which defines an event of default to include defaults or events of default under the senior secured credit facilities, as amended, the senior notes and the senior subordinated notes.

The senior secured credit facilities, as amended, are unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than two small foreign subsidiaries. In addition, it is secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The senior secured term note payable, as amended, is unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by a lien on specified manufacturing equipment located in Appleton’s paper mill in West Carrollton, Ohio. The senior notes and senior subordinated notes are unconditionally guaranteed by PDC, C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited and New England Extrusion Inc.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Scheduled repayment of principal on long-term obligations outstanding at January 3, 2009, is as follows (dollars in thousands):

2009	$5,455
2010	5,816
2011	115,684
2012	90,429
2013	226,494
Thereafter	160,175
$604,053

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

11.      INCOME TAXES

In conjunction with the acquisition of Appleton, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result, its tax provision includes only foreign and minimal state and local income taxes. For fiscal 2008 the Company recorded a net tax benefit of $0.3 million primarily for Canadian income taxes. For fiscal 2007 the Company recorded a net tax provision of $0.3 million primarily for U.S. state and local income taxes. For fiscal 2006 the Company recorded a net tax provision of $0.6 million which related primarily to the Company’s Canadian subsidiary.

During first quarter 2007, Appleton received formal notice from the Internal Revenue Service that it agreed to settle Appleton’s refund claims filed for tax years 1999 and 2000. The total amount of the refund was $6.3 million, of which, $5.2 million was a refund of income tax paid and $1.1 million was interest. As this refund related to tax periods prior to the November 9, 2001, acquisition date, the $5.2 million was recorded as a reduction in purchase price via a decrease to long-lived intangible assets. Of the $1.1 million of interest, approximately $1.0 million pertained to the accrual of interest subsequent to the acquisition date, and as such, was included in first quarter 2007 interest income. The remaining $0.1 million of interest earned was related to tax periods prior to the acquisition date and was also recorded as a reduction in purchase price via a decrease to long-lived intangible assets. This refund was received by Appleton in early April. During second quarter 2007, Appleton filed claims for the corresponding state income tax refunds. The total amount of these refund claims is $0.4 million, of which, $0.3 million is a refund of state income tax paid and $0.1 million is interest. As this refund also related to tax periods prior to the acquisition date, $0.3 million of tax and interest has been recorded as a reduction in purchase price via a decrease to long-lived intangible assets. The remaining $0.1 million of interest pertained to the accrual of interest subsequent to the acquisition date and is included in second quarter 2007 interest income.

Since the acquisition, certain contingent tax liabilities relating to the period prior to October 1, 2001, and reserved for within the November 10, 2001, opening balance sheet, have been resolved or the corresponding years have been closed to audit. All U.S. Federal C corporation tax years are closed. As such, as of December 29, 2007, accrued income taxes have been reduced by $24.3 million and, correspondingly, intangible assets were decreased by $24.3 million. The provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – and Interpretation of FASB Statement 109,” were adopted by Appleton in the beginning of 2007 and did not have a significant effect on its financial statements. Various Canadian and state tax years remain open. Reserves for uncertain tax positions, as they relate to these matters, are insignificant.

12.     LEASES

The Company leases buildings, machinery and equipment and other facilities. Many of these leases obligate the Company to pay real estate taxes, insurance and maintenance costs. Total rent expense was $6.4 million for 2008, $7.5 million for 2007 and $8.2 million for 2006.

Assets recorded under capital leases consist of the following (dollars in thousands):

	2008	2007
Building	$4,764	$4,764
Less accumulated depreciation	(3,715)	(3,191)
	$1,049	$1,573

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Future minimum lease payments as of January 3, 2009, under leases that have initial or remaining non-cancelable terms in excess of one year are as follows (dollars in thousands):

	Capital	Operating
	Lease	Leases
2009	$731	$6,789
2010	670	4,379
2011	-	1,860
2012	-	1,742
2013	-	757
Thereafter	-	-

Total minimum lease payments	1,401	$15,527

Less amounts representing interest	(90)
Present value of minimum lease payments under capital lease	1,311
Less current principal portion	(663)
	$648

13.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	January 3, 2009		December 29, 2007
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
Senior subordinated notes payable	$150,000	$80,250	$150,000	$148,500
Senior notes payable	109,450	75,521	150,050	147,237
Senior credit facility	221,625	162,894	224,438	212,655
Senior secured debt	21,814	21,814	-	-
Revolving credit facility	83,734	83,734	-	-
State of Ohio assistance loan	8,780	7,978	9,105	9,378
Industrial development bonds	8,650	8,650	8,650	8,650
	$604,053	$440,841	$542,243	$526,420
Lease obligation	$1,311	$1,311	$1,931	$1,931
Interest rate swap derivatives	$9,446	$9,446	$-	$-

The senior subordinated notes payable, the senior notes payable and the senior credit facility, are traded in public markets and, therefore, the fair value was determined based on quoted market prices. As the proceeds of the senior secured debt were received in November 2008, and the proceeds represented current market conditions, it was determined that the fair market value of this debt at January 3, 2009, less than two months later, would not be materially different. The fair value of the State of Ohio assistance loan was determined based on current rates for similar financial instruments of the same remaining maturity and similar terms. The industrial development bonds have a variable interest rate that reflects current market terms and conditions. The fair value of the lease obligation was determined based on current rates available to the Company for financial instruments of the same remaining maturity and similar terms. The fair value of interest rate swap derivatives is primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine the discounted cash flows that results in a measurement that is classified as Level 2 under SFAS 157.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

14.      EMPLOYEE BENEFITS

The Company has various defined benefit pension plans and defined contribution pension plans. This includes a Supplemental Executive Retirement Plan (“SERP”) to provide retirement benefits for management and other highly compensated employees whose benefits are reduced by the tax-qualified plan limitations of the pension plan for eligible salaried employees. Regarding its U.S. pension plans, the Company utilized a December 31 measurement date for fiscal 2008, upon adoption of SFAS 158 related to using the year-end date as the measurement date, and a November 30 measurement date for fiscal 2007. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans, as well as the key assumptions used in accounting for the plans, is shown below (dollars in thousands):

Pension Benefits	2008	2007
Change in benefit obligation
Benefit obligation at beginning of period	$286,737	$300,263
Effect of eliminating early measurement date	769	-
Service cost	6,155	7,640
Interest cost	17,952	16,926
Plan amendments	2,819	-
Actuarial loss (gain)	5,115	(13,747)
Curtailment gain	(823)	(9,797)
Benefits and expenses paid	(15,423)	(14,548)
Benefit obligation at end of period	$303,301	$286,737

Change in plan assets
Fair value at beginning of period	$269,670	$246,979
Effect of eliminating early measurement date	489)	-
Actual return on plan assets	(71,487	27,938
Employer contributions	10,296	9,301
Benefits and expenses paid	(15,423)	(14,548)
Fair value at end of period	$193,545	$269,670

Funded status of plans
Funded status at end of period	$(109,756)	$(17,067)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability-current	$(224)	$(210)
Accrued benefit liability-noncurrent	(109,532)	(16,857)
Net amount recognized	$(109,756)	$(17,067)

Key assumptions at end of period (%)
Discount rate	6.50	6.25
Rate of compensation increase	4.00	4.00

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The amounts in accumulated other comprehensive (loss) income on the consolidated balance sheet, net, that have not yet been recognized as components of net periodic benefit cost at January 3, 2009, are as follows (dollars in thousands):

Accumulated other comprehensive loss
Net actuarial loss	$(98,508)
Prior service cost	(4,522)
Total	$(103,030)

The incremental effect of adopting SFAS 158 on individual line items in the December 29, 2007, consolidated balance sheet are shown below (dollars in thousands):

	Before Adoption		After Adoption
	of SFAS 158	Adjustments	of SFAS 158
Accrued benefit cost	$13,122	$3,945	$17,067

The amount in accumulated other comprehensive loss that is expected to be recognized as components of net periodic benefit cost over the next fiscal year is as follows (dollars in thousands):

Actuarial loss	$490
Prior service cost	539
$1,029

The components of net periodic pension cost include the following (dollars in thousands):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	January 3,	December 29,	December 30,
Pension Benefits	2009	2007	2006
Net periodic benefit cost
Service cost	$6,155	$7,640	$7,531
Interest cost	17,952	16,926	16,271
Expected return on plan assets	(20,745)	(18,863)	(17,458)
Amortization of
Prior service cost	192	226	216
Actuarial loss	-	1,886	2,236
Curtailment charge	41	363	-
Net periodic benefit cost	$3,595	$8,178	$8,796
Key assumptions (%)
Discount rate	6.25	5.75	5.75
Expected return on plan assets	8.25	8.25	8.25
Rate of compensation increase	4.00	3.50	3.50

Expected future benefit payments are as follows (dollars in thousands):

2009	$14,710
2010	15,796
2011	16,861
2012	17,946
2013	19,079
2014 thru 2018	112,727
$197,119

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

As of the Company’s 2008 and 2007 measurement dates, the approximate asset allocations by asset category for Appleton’s U.S. pension plan were as follows:

	December 31, 2008	November 30, 2007
U.S. Equity	45%	50%
International Equity	3	4
Private Equity	4	3
Emerging Market Equity	4	6
High Yield	7	6
Fixed Income	28	24
Real Estate	9	7
Total	100%	100%
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

The Company’s contracts with an investment advisor to assist it and the members of the Committee in managing the fund investments and establishing asset allocations and long-term return expectations. The advisor develops and maintains long-term return, risk and correlation expectations for a broad array of capital markets.

To develop the expected long-term rate of return on assets assumptions, a building block approach was utilized starting with an inflation expectation and adding an expected real return to arrive at a long-term nominal expected return for each asset class. Long-term expected real returns are derived in the context of the plan advisor’s future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, the Company has selected 8.25% for both 2008 and 2007 as its long-term rate of return on assets assumption.

To develop the discount rate, a yield curve was generated based on a universe of over 300 AA graded non-callable bonds available in the market as of December 31, 2008. Then projected cash flows from Appleton’s plans were matched to spot rates along that yield curve to determine their present value. Finally, a single equivalent discount rate is calculated that produces the same present value as the spot rates. The universe of bonds included in the calculation of the discount rate are those with average yields between the 40th and 90th percentiles. Based on the methodology described above, Appleton has selected a discount rate of 6.5% for the pension plans.

Effective January 1, 2008, the Company amended the Appleton Papers Inc. Retirement Plan (the “Plan”) to provide that no individuals hired or re-hired on or after January 1, 2008, shall be eligible to participate in the Plan. Also, plan benefits accrued under the Plan will be frozen as of April 1, 2008, with respect to Plan participants who elect to participate, effective April 1, 2008, in a “Mandatory Profit Sharing Contribution” under the Appleton Papers Inc. Retirement Savings and Employee Stock Ownership Plan (the “KSOP”) or January 1, 2015, in the case of any other Plan participants. These changes resulted in curtailment expense of $0.4 million in fiscal 2007 and a reduction in the pension benefit obligation of $9.8 million.

The Company expects to contribute approximately $10 million to its U.S. pension plan in fiscal 2009 for plan year 2008. The defined benefit plan provides that hourly employees receive payments of stated amounts for each year of service. Payments under the defined benefit plan covering salaried employees are based on years of service and the employees’ compensation during employment. At January 3, 2009, the accumulated benefit obligation for the defined benefit plans was approximately $292.4 million. At December 29, 2007, the accumulated benefit obligation for the deferred benefit plans was approximately $277.4 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Certain of Appleton’s hourly employees participate in a multi-employer defined benefit plan. Appleton’s cost for this plan amounted to $1.4 million in 2008, $1.4 million in 2007 and $1.2 million in 2006. The Company has not recorded a liability for the unfunded amount related to this plan as the liability cannot be reasonably estimated.

A deferred compensation plan, named the Executive Nonqualified “Excess” Plan of Appleton Papers Inc., effective on February 1, 2006, was established for highly compensated employees, including all directors and executive officers. Salaried employees, with base salaries of $100,000 and over, are eligible to participate in the plan. This plan was established for the purpose of allowing a tax-favored option for saving for retirement when the IRS limits the ability of highly compensated employees to participate under tax-qualified plans. This new plan allows for deferral of compensation on a pre-tax basis and accumulation of tax-deferred earnings. Participants in the plan may choose to have deferrals increased or decreased based on the performance of a selection of mutual funds. No assets are actually set aside to fund the Company’s obligation under this new plan. The non-employee directors are also allowed to participate in this plan.

15.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The Company utilized a December 31 measurement date for fiscal 2008, upon adoption of SFAS 158 relating to using the year-end date as the measurement date, and a November 30 measurement date for fiscal 2007. The status of these plans, including a reconciliation of benefit obligations and the funded status of the plans, as well as the key assumptions used in accounting for the plans, is as follows (dollars in thousands):

Other Postretirement Benefits	2008	2007
Change in benefit obligation
Benefit obligation at beginning of period	$50,719	$46,205
Effect of eliminating early measurement date	72	-
Service cost	931	834
Interest cost	3,079	2,590
Plan amendments	(206)	-
Actuarial (gain) loss	(2,820)	4,208
Benefits and expenses paid	(3,082)	(3,118)
Benefit obligation at end of period	$48,693	$50,719

Funded status of plans
Funded status at end of period	$(48,693)	$(50,719)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability-current	$(3,329)	$(3,283)
Accrued benefit liability-noncurrent	(45,364)	(47,436)
Net amount recognized	$(48,693)	$(50,719)

Key assumptions at end of period
Discount rate	6.40%	6.10%
Valuation year medical trend	9.00%	10.00%
Ultimate medical trend	5.00%	5.00%
Year ultimate medical trend reached	2016	2012

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

To develop the discount rate, a yield curve was generated based on a universe of over 300 AA graded non-callable bonds available in the market as of December 31, 2008. Then, projected cash flows from Appleton’s plans were matched to spot rates along that yield curve to determine their present value. Finally, a single equivalent discount rate is calculated that produces the same present value as the spot rates. The universe of bonds included in the calculation of the discount rate are those with average yields between the 40th and 90th percentiles. Based on the methodology described above, Appleton has selected a discount rate of 6.40% for the postretirement benefit plan.

The January 3, 2009, accumulated postretirement benefit obligation (“APBO”) was determined using assumed medical care cost trend rates of 9%, decreasing one half percent each year to an ultimate rate of 5% in 2016. The November 30, 2007, APBO was determined using medical care cost trend rates of 10%, decreasing one percent each year to an ultimate rate of 5% in 2012.

The amounts in accumulated other comprehensive (loss) income in the consolidated balance sheet, net, that have not yet been recognized as components of net periodic benefit cost at January 3, 2009, are as follows (dollars in thousands):

Accumulated other comprehensive income
Net actuarial loss	$(2,316)
Prior service credit	10,482
Total	$8,166

The incremental effect of adopting SFAS 158 on individual line items in the December 29, 2007, consolidated balance sheet are shown below (dollars in thousands):

	Before Adoption		After Adoption
	of SFAS 158	Adjustments	of SFAS 158

Accrued benefit cost	$58,194	$(7,475)	$50,719

The amount in accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost over the next fiscal year is shown below (dollars in thousands):

Amortization of:
Prior service credit	$2,180

As of January 1, 2008, the Company implemented a change to the plan options offered to pre-Medicare salaried retirees by removing HMO designs and offering a qualified high-deductible health plan.

The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Year Ended January 3, 2009	For the Year Ended December 29, 2007	For the Year Ended December 30, 2006
Net periodic benefit cost
Service cost	$931	$834	$844
Interest cost	3,079	2,590	2,596
Amortization of prior service cost	(2,156)	(2,156)	(2,156)
Amortization of net actuarial loss	3	-	-

Net periodic benefit cost	$1,857	$1,268	$1,284

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The key assumptions used in the measurement of the Company’s net periodic benefit cost are shown in the following table:

	For the Year Ended January 3, 2009	For the Year Ended December 29, 2007	For the Year Ended December 30, 2006
Discount rate	6.10%	5.75%	5.75%
Valuation year medical trend	10.00%	11.00%	11.00%
Ultimate medical trend	5.00%	5.00%	5.00%
Year ultimate medical trend reached	2013	2013	2012

Impact of a one percent change in medical trend rate (dollars in thousands):

	1% Increase	1% Decrease
Aggregate impact on service and interest cost	$84	$(82)
Effect on accumulated plan benefit obligation	1,146	(1,089)

Expected postretirement benefit payments for each of the next five years, and the aggregate from 2014 through 2018, are as follows (dollars in thousands):

2009	$3,329
2010	3,579
2011	3,854
2012	4,005
2013	4,173
2014 thru 2018	22,121
$41,061

16.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appleton Papers Inc. Long-Term Incentive Plan. In July 2002, the Company adopted the Appleton Papers Canada Ltd. Share Appreciation Rights Plan. These plans provide officers and key employees the opportunity to be awarded phantom units, the value of which is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) prior to the grant date or the exercise date, as applicable. As of January 3, 2009, the fair market value of one share of PDC common stock was $21.43. The phantom units generally vest after three years. Vested units may be exercised by the participant, in whole or in part, at any time on or before the applicable unit expiration date. Each plan year, phantom units may be exercised only during the two exercise window periods as established by the Compensation Committee of Appleton’s board of directors and communicated in writing to the participants. The phantom units shall expire, and cease to be exercisable, at the earliest of the following times: (1) ten years after the grant date; (2) the close of the second exercise window that occurs after the participant’s termination of employment with the Company due to death, disability or retirement; (3) the close of the first exercise window that occurs after the participant’s termination of employment for any reason other than death, disability or retirement; or (4) immediately on termination of employment with the Company for any reason, if the phantom units are not vested as of the employment termination date. The phantom units are settled in cash upon exercise.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The Company adopted SFAS 123R, “Share-Based Payment,” effective January 1, 2006. The adoption did not have a significant impact on the Company as, consistent with prior years, compensation expense for the phantom units is recognized based on the intrinsic value of the vested units at the end of each period. Upon adoption, the Company elected to recognize expense based on straight-line vesting of the units. There was no expense activity for this plan during fiscal 2008. As a result of a decline in share price during fiscal 2008, the Company recorded a reduction to compensation expense of $3.1 million within selling, general and administrative expenses. Compensation expense for these plans was $0.1 million in 2007 and $2.8 million in 2006. Based on the Company’s common stock price as of January 3, 2009, the Company had no unrecognized compensation expense related to nonvested phantom units granted under the plans. Since the inception of the Plan, 2,126,670 phantom units have been granted, 587,960 phantom units have been forfeited and 406,550 phantom units have been exercised, leaving an outstanding balance of 1,132,160 phantom units. A summary of 2006 - 2008 activity within these plans is as follows:

	Weighted Average Grant Unit Price	Grant Units	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (dollars in thousands)
Outstanding, December 29, 2007	$29.13	942,567
Granted	33.41	365,000
Exercised	20.91	(31,640)
Forfeited or expired	32.41	(143,767)
Outstanding, January 3, 2009	$30.32	1,132,160	7.5	$182
Exercisable, January 3, 2009	$26.78	536,160	6.3	$182

Outstanding, December 30, 2006	$26.29	840,117
Granted	33.62	337,000
Exercised	22.39	(119,017)
Forfeited or expired	28.47	(115,533)
Outstanding, December 29, 2007	$29.13	942,567	7.9	$4,034
Exercisable, December 29, 2007	$20.62	129,050	5.3	$1,650

Outstanding, December 31, 2005	$23.52	767,514
Granted	28.74	331,750
Exercised	17.67	(146,181)
Forfeited or expired	25.85	(112,966)
Outstanding, December 30, 2006	$26.29	840,117	8.1	$6,164
Exercisable, December 30, 2006	$21.41	245,317	6.4	$2,997

During 2006, 146,181 phantom units were exercised at an appreciation value of approximately $1.7 million. During 2007, 119,017 phantom units were exercised at an appreciation value of approximately $1.3 million. During 2008, 31,640 phantom units were exercised at an appreciation value of approximately $0.3 million. As of January 3, 2009, a liability of approximately $0.2 million is included in the consolidated balance sheet, all of which is classified as short-term and represents 536,160 fully vested units. As a result of the decline in share price, there is currently no liability for unvested units as of January 3, 2009 since the current value is below the grant price.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of phantom units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of units to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as established under the terms of the ESOP as of the prior December 31 and June 30, respectively. This deferred compensation vests coincidental with the board member’s continued service on the board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. During fiscal year 2008, expense for this plan was approximately $0.1 million. During fiscal year 2007, expense for this plan was approximately $0.2 million. During fiscal year 2006, expense for this plan was approximately $0.1 million. Since the 2006 inception of the Plan, 17,048 phantom units have been earned and represent an approximate liability of $0.4 million in the consolidated balance sheet as of January 3, 2009.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

17.      COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Currently, the Company is not bound by any contractual arrangements for the purchase of raw materials whereby there is a future obligation to purchase set quantities.

CONTINGENCIES

Lower Fox River

Introduction. Various federal and state government agencies and Native American tribes have asserted claims against Appleton and others with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin. Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. During this period, wastewater containing PCBs was discharged into the Lower Fox River from a publicly-owned treatment works, from the Appleton Coated paper mill and from other local industrial facilities. Wastewater from the Appleton plant was processed through the publicly-owned treatment works. As a result, there are allegedly eleven million cubic yards of PCB contaminated sediment spread over 39 miles of the Lower Fox River and Green Bay, which is part of Lake Michigan.

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

Remedial Action. The EPA and the Wisconsin Department of Natural Resources (“DNR”) issued two Records of Decision (“ROD”) in 2003, estimating the total costs for the Lower Fox River remedial action at approximately $400 million. Other estimates obtained by the PRPs range from a low of $450 million to as much as $1.6 billion. More recent estimates place the cost between $594 million and $900 million. In June 2007, the EPA and DNR issued an amended ROD which modified the remedial action plan for the Lower Fox River.

The EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River. The PRPs have initiated preliminary work under a work plan and are negotiating to reach a funding arrangement to enable the work plan to be implemented.

Appleton and NCR filed a lawsuit in January 2008 in federal court against various defendants, including other PRPs and certain municipalities in an effort to require contribution to the cost of cleaning up PCB contaminated sediment in the Fox River.

Natural Resource Damages. In 2000, the U.S. Fish & Wildlife Service (“FWS”) released a proposed plan for restoring natural resources injured by PCBs. The plan estimates that natural resource damages (“NRDs”) will fall in the range of $176 million to $333 million for all PRPs. However, based on settlements of NRD claims to date, which have been substantially less than original estimates, the Company anticipates the actual costs of NRD claims will be less than the original estimates provided by FWS.

Interim Restoration and Remediation Consent Decree. Appleton and NCR collectively paid $41.5 million for interim restoration and remediation efforts pursuant to a 2001 consent decree with various governmental agencies (the “Intergovernmental Parties” or “IGP”). In addition, Appleton and NCR collectively paid approximately $750,000 toward interim restoration efforts and the preparation of a progress report pursuant to a 2006 consent decree with the IGP. Appleton and NCR also paid $2.8 million in 2007 to fund a land acquisition in partial settlement of NRD claims. Neither of the consent decrees nor the land acquisition constitutes a final settlement or provides protection against future claims; however, Appleton and NCR will receive full credit against remediation costs and NRD claims for all monies expended.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Appleton’s Liability. CERCLA imposes liability on parties responsible for, in whole or in part, the presence of hazardous substances at a site. Superfund liable parties can include both current and prior owners and operators of a facility. While any PRP may be held liable for the entire cleanup of a site, the final allocation of liability among PRPs generally is determined by negotiation, litigation or other dispute resolution processes.

Appleton purchased the Appleton plant and the Combined Locks paper mill from NCR in 1978, after the use of PCBs in the manufacturing process was discontinued. Nonetheless, the EPA named both Appleton and NCR as PRPs in connection with remediation of the Lower Fox River. Appleton’s and NCR’s obligations to share defense and liability costs are defined by a 2006 arbitration determination.

The 2000 FWS study offered a preliminary conclusion that the discharges from the Appleton plant and the Combined Locks paper mill were responsible for 36% to 52% of the total PCBs discharged. These estimates have not been finalized and are not binding on the PRPs. Appleton has obtained its own historical and technical analyses which suggest that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total PCBs discharged.

A portion of Appleton’s potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay its respective share(s) of the potential liability, Appleton could be responsible for a portion of its share(s). Based on a review of publicly available financial information, Appleton believes that other PRPs will be required, and have adequate financial resources, to pay their shares of the remediation and natural resource damage claims for the Lower Fox River.

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

Accordingly, Appleton has recorded a reserve for its potential liability for the Lower Fox River. At December 29, 2007, this reserve was $194.0 million. During fiscal 2008, $42.0 million of payments were made from the reserve. This resulted in a remaining reserve of $152.0 million as of January 3, 2009, of which $37.7 million is recorded in other accrued liabilities and $114.3 million is recorded as a long-term environmental liability.

The following assumptions were used in evaluating Appleton’s potential Lower Fox River liability and establishing a remediation reserve:

•	total remediation costs of $654 million, based on the most recent bids received with a range from $594 million to $900 million;

•
the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than Appleton’s estimate;

•	costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less, based on the IGP’s settlement of other NRD claims;

•	Appleton’s responsibility for over half of the claims asserted against Appleton and NCR, based on the Company’s interim settlement agreement with NCR and the arbitration determination; and

•	$25 million in fees and expenses.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

AWA Indemnification. Pursuant to two indemnification agreements entered in 2001, AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims, which are defined in the agreements as the Fox River Liabilities.

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million in satisfaction of its unindemnified portion of the Fox River Liabilities. AWA paid $87.6 million in connection with Fox River Liabilities through 2008. At January 3, 2009, the total indemnification receivable from AWA was $152.0 million, of which $37.7 million is recorded in other current assets and $114.3 million is recorded as an environmental indemnification receivable.

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy provides up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. At January 3, 2009, the policy had $162.4 million of remaining coverage which is sufficient to cover Appleton’s currently estimated share of the Fox River Liabilities. AWA’s obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended.

The indemnification agreements negotiated with AWA and the Commerce & Industry Insurance policy are designed to ensure that Appleton will not be required to fund any of the indemnified costs and expenses in relation to the Fox River Liabilities and to assure the ESOP Trustee and Appleton’s lenders and investors that Appleton will not have to rely solely on AWA itself to make these payments. This arrangement is working as designed and is expected to continue to protect Appleton with respect to the indemnified costs and expenses, based on Appleton’s review of the insurance policy and the financial condition of AWA and Commerce & Industry Insurance Company. AWA, PDC, the special purpose subsidiaries and the policyholder entered into a Relationship Agreement, which, among other things and subject to certain limited exceptions, prohibits AWA and PDC from taking any actions that would result in any change to this design structure.

In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009. Appleton anticipates the insurers may appeal the final judgment. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill property, the Great Miami River remediation and Appleton’s share of these remediation costs, if any, and since Appleton is currently under no obligation to undertake remedial action in the future, no provision has been recorded in its financial statements for estimated remediation costs. In conjunction with the acquisition of PDC by the ESOP in 2001, and as limited by the terms of the purchase agreement, AWA agreed to indemnify the Company for 50% of all environmental liabilities at the West Carrollton mill up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owners and operators of the West Carrollton mill may be liable for all or part of the cost of remediation of historic PCB contamination.

Litigation Settlement

In 1996, after being named as a defendant in a lawsuit, Appleton notified its insurance carriers of a coverage claim under policies in effect at the time. The lawsuit ultimately was resolved and Appleton recovered expenses from three of four insurers. The fourth insurer disputed coverage for its share of previously incurred costs. As a result, Appleton filed a lawsuit against the insurer. In 2007, a Wisconsin state appellate court issued an order estopping the insurer from denying its obligation to cover Appleton. Pursuant to a judgment in favor of Appleton which was entered in March 2008, and subsequent settlement negotiations with the insurer, Appleton recorded $22.3 million of income, net of fees. These proceeds were received in April 2008.

Other

From time to time, Appleton may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of business. A comprehensive insurance program is maintained to provide a measure of financial protection against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. The Company has successfully defended such claims, settling some for amounts which are not material to the business and obtaining dismissals in others. While the Company vigorously defends itself and expects to prevail in any similar cases that may be brought against Appleton in the future, there can be no assurance that the Company will be successful in its defense.

Except as described above, and assuming the Company’s expectations regarding defending such demands, claims, suits or other legal or regulatory proceedings prove accurate, Appleton does not believe that any pending or threatened demands, claims, suits or other legal proceedings will have, individually or in the aggregate, a materially adverse effect on its financial position, results of operations or cash flows.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

18.     CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures (dollars in thousands):

	For the Year Ended January 3, 2009	For the Year Ended December 29, 2007	For the Year Ended December 30, 2006
Cash paid during the period for:
Interest	$45,278	$45,020	$46,569
Income taxes	287	811	659

Cash received during the period for:
Income tax refunds	$702	$6,454	$111

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

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base. The Company does not believe it is dependent upon any single customer. Sales to the Company’s two largest customers each represented approximately 8% and 6% of net sales in 2008, 10% and 7% of net sales in 2007 and 11% and 7% of net sales in 2006.

Within the technical papers business, the Company’s five largest customers in the coated solutions segment accounted for approximately 38% of coated solutions nets sales in 2008, 38% of coated solutions net sales in 2007 and 41% of coated solutions net sales in 2006. The five largest customers in the thermal papers segment accounted for approximately 36% of thermal papers net sales in 2008, 39% of thermal papers net sales in 2007 and 39% of thermal papers net sales in 2006. Sales to the Company’s five largest customers in the performance packaging segment accounted for approximately 32% of total segment sales in 2008, 34% of total segment sales in 2007 and 34% of total segment sales in 2006.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Base stock is a key raw material in the Company’s business. During fiscal 2008, the Company purchased approximately $135 million of base stock from external suppliers. Approximately $45 million of this base stock was purchased for the production of carbonless products with approximately 96% purchased from two external suppliers. The Company purchased nearly $83 million of base stock for the production of thermal products with approximately 53% purchased from a single external supplier. During fiscal 2007, the Company purchased approximately $121 million of base stock from external suppliers. Approximately $49 million of this base stock was purchased for the production of carbonless products with approximately 99% purchased from three external suppliers. The Company purchased nearly $71 million of base stock for the production of thermal products with approximately 65% purchased from a single external supplier. During fiscal 2006, the Company purchased approximately $126 million of base stock from external suppliers. Approximately $54 million of this base stock was purchased for the production of carbonless products with approximately 97% purchased from three external suppliers. The Company purchased approximately $70 million of base stock for the production of thermal products with nearly 72% purchased from a single external supplier.

20.      EMPLOYEE STOCK OWNERSHIP PLAN

The KSOP includes a separate ESOP component. The KSOP is a tax-qualified retirement plan that also contains a 401(k) feature, which provides participants with the ability to make pre-tax contributions to the KSOP by electing to defer a percentage of their compensation. The ESOP is a tax-qualified employee stock ownership plan that is designed to invest primarily in the common stock of PDC.

Eligible participants, as “named fiduciaries” under ERISA, were offered a one-time irrevocable election to acquire a beneficial interest in the common stock of PDC by electing to direct the transfer of all or a portion of their existing account balances in the KSOP and the 401(a) plan (Appleton Papers Inc. Retirement Medical Savings Plan) to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $106.8 million. All proceeds of the offering were used by the ESOP trustee to purchase 10,684,373 shares of PDC common stock. As a result of this purchase, the ESOP owns 100% of the common stock of PDC. The ESOP trustee is expected to purchase common stock from PDC with future pre-tax deferrals made by employees. The Company also intends to fund a significant part of its matching contribution commitment with common stock of PDC. The Company’s matching contributions charged to expense amounted to $6.4 million in 2008, $7.1 million in 2007 and $7.8 million in 2006.

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. Covenants in the agreements providing for the senior secured credit facilities, the 8.125% senior notes due 2011 and the 9.75% senior subordinated notes due 2014 restrict Appleton’s ability to pay dividends to PDC, which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may conflict with the terms of the senior credit and note agreements. During 2006, 2007 and 2008, Appleton exercised its right to satisfy requests for distributions to former participants using five equal annual installments.

In fiscal 2008, the ESOP trustee purchased 262,752 shares of PDC redeemable common stock for an aggregate price of $6.4 million from pre-tax deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. The Company’s matching deferrals over this same period resulted in an additional 234,378 shares of redeemable common stock being issued. As a result of hardship withdrawals, diversification elections, employee terminations and employee loan requests, 969,987 shares of PDC redeemable common stock were repurchased during 2008 at an aggregate price of $27.9 million.

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

In accordance with the FASB’s Emerging Issues Task Force (“EITF”) Topic D-98, redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of January 3, 2009. The earliest redemption date, as mandated by federal law, occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. Due to reductions to the share price on June 30, 2008, and again on December 31, 2008, the Company reduced the redeemable common stock accretion by $18.3 million for the year ended January 3, 2009. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $228 million was determined. The redeemable common stock recorded book value as of January 3, 2009, was $148 million, which leaves a remaining unrecognized liability to be accreted of approximately $80 million. The fair value of the redeemable common stock is determined by an independent, third-party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Such valuations are made as of June 30 and December 31. Until the independent valuation is received, the fair value of the stock is estimated by management. The interim estimates as of the first and third quarter of each year may differ from the values determined by the appraiser as of June 30 and December 31. Adjustments, if any, as of the first quarter and third quarter of each year, will be recorded when the independent valuation is received. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

21.     UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for the fiscal year 2008 includes the following (dollars in thousands):

	For the Three Months Ended March 30, 2008	For the Three Months Ended June 29, 2008	For the Three Months Ended September 28, 2008	For the Three Months Ended January 3, 2009	For the Year Ended January 3, 2009
Net sales	$236,230	$249,779	$255,216	$223,352	$964,577
Gross profit	54,540	50,620	44,043	34,934	184,137
Operating income (loss)	10,304	10,438	(13,328)	(32,530)	(25,116)
Income (loss) from continuing operations	21,375	274	(25,807)	(44,537)	(48,695)
Income (loss) from discontinued operations, net of income taxes	25	(42,950)	(4,224)	(1,538)	(48,687)
Net income (loss)	21,400	(42,676)	(30,031)	(46,075)	(97,382)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The following narrative relates to the quarterly presentation of income (loss) from continuing operations. During first quarter 2008, Appleton recorded a $22.3 million litigation settlement gain, net of fees, as the result of prevailing in a lawsuit to recover previously incurred costs from an insurance carrier. During third quarter 2008, an impairment analysis was performed on the performance packaging business due to the depressed economic future outlook and revised future cash flow projections. As a result of this impairment analysis, a $17.7 million goodwill impairment charge was recorded. Appleton performed its annual goodwill impairment analysis during fourth quarter 2008 and, as a result, an additional impairment charge of $21.9 million was recorded within the performance packaging business. During fourth quarter 2008, the Company recorded $2.6 million of restructuring and other charges for employee termination benefits. Due to the impact of the economic downturn on the business, salaried employment was reduced by 72 during December 2008. In addition, due to a shift of production from the Appleton, Wisconsin plant to the West Carrollton, Ohio paper mill and the impact of the economic downturn on the business, production headcount was reduced by 127. Appleton recorded debt extinguishment income of $11.6 million during fourth quarter 2008. Appleton purchased $40.6 million of the 8.125% senior notes payable due June 15, 2011. These purchases were deeply discounted and resulted in the recorded gain. During fourth quarter 2008, $9.4 million of interest expense, associated with the market value of the interest rate swaps, was reclassed from other accumulated other comprehensive (loss) income to interest expense.

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

22.      SEGMENT INFORMATION

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

Appleton does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization, as determined by Appleton for its reportable segments, are as follows (dollars in thousands):

	For the Year Ended January 3, 2009	For the Year Ended December 29, 2007	For the Year Ended December 30, 2006
Net sales
Technical Papers
Coated solutions	$538,002	$571,989	$572,368
Thermal papers	280,296	257,075	260,035
Security papers	34,025	32,335	29,446
	852,323	861,399	861,849

Performance packaging	112,254	101,841	111,806
Total	$964,577	$963,240	$973,655
Operating income (loss)
Technical Papers
Coated solutions	$29,851	$52,126	$50,853
Thermal papers	(11,924)	7,176	13,392
Security papers	3,388	3,482	1,624
	21,315	62,784	65,869

Performance packaging	(34,292)	6,225	9,798
Unallocated corporate charges and business development costs	(12,139)	(18,227)	(16,447)
Total	$(25,116)	$50,782	$59,220

Depreciation and amortization
Technical Papers
Coated solutions	$35,181	$40,330	$45,935
Thermal papers	14,314	14,309	14,605
Security papers	3,045	2,804	2,805
	52,540	57,443	63,345

Performance packaging	45,731	5,794	5,478
Unallocated corporate charges	770	572	372
Total	$99,041	$63,809	$69,195

As discussed in Note 4 of the Notes to Consolidated Financial Statements, the Company recorded a $17.7 million goodwill impairment charge during third quarter 2008 within its performance packaging business and, due to continuing soft business conditions, an additional impairment charge of $21.9 million was recorded during the fourth quarter ended January 3, 2009. These impairment charges are included within the performance packaging operating loss and depreciation and amortization lines above.

During 2008, the Company recorded restructuring costs within its reportable segments as follows: $1.6 million in coated solutions, $0.8 million in thermal papers, $0.1 million in security papers and $0.1 million in unallocated corporate charges and business development costs. During 2007, Appleton recorded restructuring costs within its reportable segments as follows: $0.1 million in coated solutions, $0.2 million in thermal papers, $0.2 million in performance packaging and $0.9 million in unallocated corporate charges and business development costs. During 2006, the Company recorded restructuring costs within its reportable segments as follows: $0.5 million in coated solutions, $0.5 million in thermal papers, $0.1 million in security papers, $0.2 million in performance packaging and $0.9 million in unallocated corporate charges and business development costs.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Revenues from sales in the U.S. were $695.8 million in 2008, $700.0 million in 2007 and $746.6 million in 2006. Revenues from sales to customers in foreign countries were $268.8 million in 2008, $263.2 million in 2007 and $227.1 million in 2006.

23.     GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior notes and senior subordinated notes (the “Notes”) which have been guaranteed by PDC (the “Parent Guarantor”), C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited and New England Extrusion Inc., each of which is a wholly-owned subsidiary of Appleton (the “Subsidiary Guarantors”). These guarantees are full, unconditional and joint and several. Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited and Bemrose Security & Promotional Printing Limited were Subsidiary Guarantors that were classified as discontinued operations as of December 29, 2007 and disposed of in third quarter 2008 as discussed in Note 3 to the Consolidated Financial Statements.

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a wholly-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of January 3, 2009 and December 29, 2007, and for the years ended January 3, 2009, December 29, 2007, and December 30, 2006. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.

Separate financial statements for the Parent and Subsidiary Guarantors are not presented based on management’s determination that they would not provide additional information that is material to readers of these financial statements.

The senior secured credit facilities, as amended, the senior secured term note payable, as amended, the senior notes and the senior subordinated notes place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

JANUARY 3, 2009

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$2,111	$65	$2,004	$-	$4,180
Accounts receivable, net	-	73,738	12,868	5,423	-	92,029
Inventories	-	113,406	14,658	1,989	-	130,053
Other current assets	37,700	6,343	1,993	203	-	46,239
Total current assets	37,700	195,598	29,584	9,619	-	272,501

Property, plant and equipment, net	-	416,630	29,028	13	-	445,671
Investment in subsidiaries	146,562	124,971	-	-	(271,533)	-
Other assets	114,312	66,964	30,432	41	-	211,749
Total assets	$298,574	$804,163	$89,044	$9,673	$(271,533)	$929,921

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Current liabilities
Current portion of long-term debt	$-	$5,455	$-	$-	$-	$5,455
Accounts payable	-	61,674	739	125	-	62,538
Due to (from) parent and affiliated companies	405,519	(374,547)	(27,760)	(3,212)	-	-
Other accrued liabilities	-	83,916	1,861	1,993	-	87,770
Total current liabilities	405,519	(223,502)	(25,160)	(1,094)	-	155,763

Long-term debt	-	598,598	-	-	-	598,598
Other long-term liabilities	-	282,505	-	-	-	282,505
Redeemable common stock, accumulated deficit and accumulated other comprehensive (loss) income	(106,945)	146,562	114,204	10,767	(271,533)	(106,945)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive (loss) income	$298,574	$804,163	$89,044	$9,673	$(271,533)	$929,921

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR JANUARY 3, 2009
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$853,796	$112,246	$58,132	$(59,597)	$964,577
Cost of sales	-	690,282	92,852	56,900	(59,594)	780,440

Gross profit	-	163,514	19,394	1,232	(3)	184,137
Selling, general and administrative expenses	-	150,457	14,513	2,060	-	167,030
Goodwill impairment	-	-	39,645	-	-	39,645
Restructuring and other charges	-	2,578	-	-	-	2,578

Operating income (loss)	-	10,479	(34,764)	(828)	(3)	(25,116)
Interest expense	12,151	54,267	153	-	(12,304)	54,267
Debt extinguishment income, net	-	(11,598)	-	-	-	(11,598)
Interest income	-	(15,797)	(153)	(67)	14,946	(1,071)
Loss in equity investments	85,231	34,149	-	-	(119,380)	-
Other (income) loss	-	(20,132)	-	2,654	(273)	(17,751)
Loss from continuing operations
before income taxes	(97,382)	(30,410)	(34,764)	(3,415)	117,008	(48,963)
(Benefit) provision for income taxes	-	(48)	49	(269)	-	(268)

Loss from continuing operations	(97,382)	(30,362)	(34,813)	(3,146)	117,008	(48,695)
(Loss) income from discontinued operations, net of income taxes	-	(54,869)	3,540	-	2,642	(48,687)

Net loss	$(97,382)	$(85,231)	$(31,273)	$(3,146)	$119,650	$(97,382)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR DECEMBER 29, 2007
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$860,674	$101,697	$62,867	$(61,998)	$963,240
Cost of sales	-	655,074	81,174	59,452	(61,962)	733,738

Gross profit	-	205,600	20,523	3,415	(36)	229,502
Selling, general and administrative expenses	-	160,039	14,430	2,393	413	177,275
Restructuring and other charges	-	1,305	140	-	-	1,445

Operating income	-	44,256	5,953	1,022	(449)	50,782
Interest expense	11,059	48,347	-	4	(11,059)	48,351
Debt extinguishment expense, net	-	1,572	-	-	-	1,572
Interest income	-	(17,464)	-	(73)	15,061	(2,476)
(Income) loss in equity investments	(4,752)	7,161	-	-	(2,409)	-
Other income	-	(254)	-	(1,173)	315	(1,112)
(Loss) income from continuing operations
before income taxes	(6,307)	4,894	5,953	2,264	(2,357)	4,447
Provision for income taxes	-	142	22	89	-	253

(Loss) income from continuing operations	(6,307)	4,752	5,931	2,175	(2,357)	4,194
Loss from discontinued operations, net of income taxes	-	-	(14,916)	-	4,415	(10,501)

Net (loss) income	$(6,307)	$4,752	$(8,985)	$2,175	$2,058	$(6,307)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR DECEMBER 30, 2006
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$860,628	$111,139	$66,312	$(64,424)	$973,655
Cost of sales	-	647,768	87,537	62,035	(64,737)	732,603

Gross profit	-	212,860	23,602	4,277	313	241,052
Selling, general and administrative expenses	-	163,709	13,128	2,582	252	179,671
Restructuring and other charges	-	2,079	82	-	-	2,161

Operating income	-	47,072	10,392	1,695	61	59,220
Interest expense	10,132	48,978	-	-	(10,132)	48,978
Debt extinguishment expense, net	-	208	-	-	-	208
Interest income	-	(14,130)	(6)	(64)	13,297	(903)
Income in equity investments	(21,477)	(8,880)	-	-	30,357	-
Other (income) expense	-	(576)	-	92	(29)	(513)
Income from continuing operations
before income taxes	11,345	21,472	10,398	1,667	(33,432)	11,450
(Benefit) provision for income taxes	-	(5)	31	607	-	633

Income from continuing operations	11,345	21,477	10,367	1,060	(33,432)	10,817
(Loss) income from discontinued operations, net of income taxes	-	-	(2,889)	-	3,417	528

Net income	$11,345	$21,477	$7,478	$1,060	$(30,015)	$11,345

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JANUARY 3, 2009
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(97,382)	$(85,231)	$(31,273)	$(3,146)	$119,650	$(97,382)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	-	53,298	6,085	13	-	59,396
Impairment of continuing operations	-	-	39,645	-	-	39,645
Impairment of discontinued operations	-	-	43,745	-	-	43,745
Other	-	22,027	266	2,654	-	24,947
Change in assets and liabilities, net	107,936	(55,008)	10,283	462	(119,650)	(55,977)

Net cash provided (used) by operating activities	10,554	(64,914)	68,751	(17)	-	14,374
Cash flows from investing activities:
Proceeds from sale of equipment	-	159	-	-	-	159
Net change in cash balance upon sale of Bemrose Group Limited	-	5,806	(6,805)	-	-	(999)
Additions to property, plant and equipment	-	(95,884)	(3,650)	-	-	(99,534)

Net cash used by investing activities	-	(89,919)	(10,455)	-	-	(100,374)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(2,813)	-	-	-	(2,813)
Payments of senior notes payable	-	(40,600)	-	-	-	(40,600)
Debt acquisition costs	-	(279)	-	-	-	(279)
Payments relating to capital lease obligation	-	(731)	-	-	-	(731)
Proceeds from revolving credit facility	-	396,707	-	-	-	396,707
Payments of revolving credit facility	-	(312,973)	-	-	-	(312,973)
Payments of State of Ohio loan	-	(325)	-	-	-	(325)
Proceeds from secured financing	-	22,000	-	-	-	22,000
Payments of secured financing	-	(186)	-	-	-	(186)
Due to parent and affiliated companies, net	10,950	56,531	(67,478)	(3)	-	-
Proceeds from issuance of redeemable common stock	6,426	-	-	-	-	6,426
Payments to redeem common stock	(27,930)	-	-	-	-	(27,930)
Increase in cash overdraft	-	5,729	-	-	-	5,729

Net cash (used) provided by financing activities	(10,554)	123,060	(67,478)	(3)	-	45,025
Effect of foreign exchange rate changes on cash and cash equivalents	-	317	-	-	-	317
Change in cash and cash equivalents	-	(31,456)	(9,182)	(20)	-	(40,658)
Cash and cash equivalents at beginning of period	-	33,567	9,247	2,024	-	44,838
Cash and cash equivalents at end of period	$-	$2,111	$65	$2,004	$-	$4,180

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 29, 2007
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(6,307)	$4,752	$(8,985)	$2,175	$2,058	$(6,307)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	-	57,997	12,274	18	-	70,289
Impairment of discontinued operations	-	-	8,039	-	-	8,039
Other	-	11,145	2,307	(1,173)	-	12,279
Change in assets and liabilities, net	(90,921)	102,532	(2,440)	243	(2,058)	7,356

Net cash (used) provided by operating activities	(97,228)	176,426	11,195	1,263	-	91,656
Cash flows from investing activities:
Proceeds from sale of equipment	-	4	40	-	-	44
Additions to property, plant and equipment	-	(57,411)	(4,389)	(26)	-	(61,826)

Net cash used by investing activities	-	(57,407)	(4,349)	(26)	-	(61,782)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(196,095)	-	-	-	(196,095)
Proceeds from senior secured notes payable	-	225,000	-	-	-	225,000
Payments of senior notes payable	-	(17,550)	-	-	-	(17,550)
Payments of senior subordinated notes payable	-	(7,000)	-	-	-	(7,000)
Proceeds from State of Ohio financing	-	9,105	-	-	-	9,105
Debt acquisition costs	-	(2,321)	-	-	-	(2,321)
Payments relating to capital lease obligation	-	(731)	-	-	-	(731)
Proceeds from revolving credit facility	-	67,550	6,446	-	-	73,996
Payments of revolving credit facility	-	(67,550)	(6,632)	-	-	(74,182)
Due to parent and affiliated companies, net	118,210	(118,858)	1,770	(1,122)	-	-
Proceeds from issuance of redeemable common stock	7,659	-	-	-	-	7,659
Payments to redeem common stock	(28,641)	-	-	-	-	(28,641)
Increase in cash overdraft	-	6,100	-	-	-	6,100

Net cash provided (used) by financing activities	97,228	(102,350)	1,584	(1,122)	-	(4,660)
Effect of foreign exchange rate changes on cash and cash equivalents	-	(351)	-	-	-	(351)
Change in cash and cash equivalents	-	16,318	8,430	115	-	24,863
Cash and cash equivalents at beginning of period	-	17,249	817	1,909	-	19,975
Cash and cash equivalents at end of period	$-	$33,567	$9,247	$2,024	$-	$44,838

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 30, 2006
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$11,345	$21,477	$7,478	$1,060	$(30,015)	$11,345
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	-	63,703	12,038	14	-	75,755
Other	-	10,117	543	92	-	10,752
Change in assets and liabilities, net	(19,890)	11,347	(14,446)	(203)	30,015	6,823

Net cash (used) provided by operating activities	(8,545)	106,644	5,613	963	-	104,675
Cash flows from investing activities:
Proceeds from sale of equipment	-	7	788	-	-	795
Additions to property, plant and equipment	-	(26,987)	(9,475)	-	-	(36,462)

Net cash used by investing activities	-	(26,980)	(8,687)	-	-	(35,667)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(35,776)	-	-	-	(35,776)
Payments of senior notes payable	-	(4,400)	-	-	-	(4,400)
Bond consent costs	-	(7,994)	-	-	-	(7,994)
Payments relating to capital lease obligation	-	(731)	-	-	-	(731)
Proceeds from revolving credit facility	-	20,000	7,475	-	-	27,475
Payments of revolving credit facility	-	(22,000)	(7,289)	-	-	(29,289)
Due to parent and affiliated companies, net	27,425	(24,798)	(1,129)	(1,498)	-	-
Proceeds from issuance of redeemable common stock	8,238	-	-	-	-	8,238
Payments to redeem common stock	(27,118)	-	-	-	-	(27,118)
Increase in cash overdraft	-	1,870	-	-	-	1,870

Net cash provided (used) by financing activities	8,545	(73,829)	(943)	(1,498)	-	(67,725)
Effect of foreign exchange rate changes on cash and cash equivalents	-	270	-	-	-	270
Change in cash and cash equivalents	-	6,105	(4,017)	(535)	-	1,553
Cash and cash equivalents at beginning of period	-	11,144	4,834	2,444	-	18,422
Cash and cash equivalents at end of period	$-	$17,249	$817	$1,909	$-	$19,975

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Appleton management is responsible for establishing and maintaining adequate internal control over financial reporting. The registrants’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the registrants’ financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of January 3, 2009. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the internal control over financial reporting was effective as of January 3, 2009.

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

    In March 2009, Appleton entered into the first amendment to the credit agreement and waiver to the senior secured credit facilities and the first amendment and waiver to the senior secured term note payable.

    A description of such amendments may be found in this Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Flows from Financing Activities," which is incorporated by reference into this Item 9B.

    A copy of the first amendment to the credit agreement and waiver to the senior secured credit facilities is filed as Exhibit 4.11.1 to this Annual Report on Form 10-K. The description thereof contained in this Annual Report does not purport to be complete, and is qualified in its entirety by reference to the full text, which is incorporated by reference.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table presents information as of February 24, 2009, regarding the executive officers and directors of Appleton and PDC.

Name	Age	Position
Mark R. Richards	49	Chairman, President, Chief Executive Officer and a Director of Appleton, and Chairman, President, Chief Executive Officer and a Director of PDC

Stephen P. Carter	57	Director of Appleton and PDC

Terry M. Murphy	60	Director of Appleton and PDC

Ronald A. Pace	61	Director of Appleton and PDC

Andrew F. Reardon	63	Director of Appleton and PDC

Susan Scherbel	50	Director of Appleton and PDC

Kathi P. Seifert	59	Director of Appleton and PDC

M. Kathleen Bolhous	49	Vice President and General Manager, Performance Packaging of Appleton

Thomas J. Ferree	51	Vice President Finance, Chief Financial Officer and Treasurer of Appleton, and Chief Financial Officer and Treasurer of PDC

Jeffrey J. Fletcher	56	Controller of Appleton, and Assistant Treasurer and Controller of PDC

Sarah T. Macdonald	44	Vice President, Global Sales and General Manager, International of Appleton

Kent E. Willetts	51	Vice President, Marketing and Strategy of Appleton

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

Stephen P. Carter. Mr. Carter joined Appleton and PDC as a Director in July 2004. Mr. Carter is currently a consultant and a director of Blackhawk Bancorp., Inc., a publicly held bank holding company and a director of Hollister, Incorporated, a privately held medical device company. Mr. Carter retired as the Executive Vice President, Chief Financial Officer and Treasurer for Woodward Governor Company in August 2005, a position he held since January 2003. Mr. Carter graduated with a bachelor’s degree from Brigham Young University in 1973 and is a CPA in Illinois.

Terry M. Murphy. Mr. Murphy joined Appleton and PDC as a Director in June 2007. Mr. Murphy has been Executive Vice President and Chief Financial Officer of A.O. Smith since joining the company in 2006. From 1999 to 2005, Mr. Murphy held various executive management positions at Quanex Corporation and in his last position at Quanex Corporation served as its Senior Vice President and Chief Financial Officer. Murphy earned a bachelor’s degree from the University of Wisconsin-LaCrosse in 1970 and a master’s degree in business administration from Marquette University in 1974. He also earned a Juris Doctor from Seton Hall University School of Law in 1980 and is a certified public accountant.

Ronald A. Pace. Mr. Pace has been a Director of Appleton and a Director of PDC since January 2003. Mr. Pace has been President Kitchen & Bath–Americas for Kohler Company from March 2006 to September of 2008 when he retired from Kohler. He currently consults with Kohler, is a director of Road America located in Elkhart Lake, Wisconsin, and is an Adjunct Professor at Marquette’s Graduate School of Business Administration. From June 1999 to March 2006, Mr. Pace served as Sector President Plumbing – Americas for Kohler Company. Mr. Pace received his bachelor’s degree (Economics/Chemistry) in 1969 and a master’s degree in business administration (Finance/Marketing) in 1972 from the University of Connecticut.

Andrew F. Reardon. Mr. Reardon joined Appleton and PDC as a Director in June 2007. Mr. Reardon retired in November 2008 as the Chairman and Chief Executive Officer of TTX Company, positions he held since June 1, 2008. Prior to June 1, 2008, he was the President and Chief Executive Officer of TTX Company, positions he held since 2001. He joined TTX in 1992 as Vice President of Human Resources and Labor Relations. He later served as Vice President of Law and Human Resources and was named President of the company in 2000. TTX is the largest supplier of leased railcars in North America. Mr. Reardon earned a bachelor’s degree from the University of Notre Dame (English) in 1967 and a Juris Doctor degree from the University of Cincinnati in 1974. He also earned a L.L.M. degree in taxation from Washington University Law School in 1975.

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

M. Kathleen Bolhous. Ms. Bolhous joined Appleton in January 2006 as Vice President and General Manager of Performance Packaging. Prior to joining Appleton, she served in various management positions with Cascade Engineering from 1998. From 2005 to 2006 she served as Vice President and General Manager of the Industrial Solutions group of Cascade Engineering. From 2003 to 2005 Ms. Bolhous served as Vice President and General Manager of the Emerging Solutions Group and, from 1998 to 2003, she served as Vice President and General Manager of the Container Group at Cascade Engineering. Ms. Bolhous is a graduate of Hope College where she earned a bachelor’s degree in business administration and communications in 1983.

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

Sarah T. Macdonald. Ms. Macdonald has been Vice President, Global Sales and General Manager, International since October 2008 prior to which she was the Vice President and General Manager, International after joining Appleton in October 2005. Prior to joining Appleton, she held senior sales and marketing management positions with U.S. Can Corporation for nine years and was named the Executive Vice President of Sales and Marketing in 2005. Ms. Macdonald studied French and business studies at West Kent College and earned a professional certification for international trade and finance, law and marketing in 1985.

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

The boards of directors of both PDC and Appleton currently consist of seven members. PDC has entered into a security holders agreement with the ESOP Trust which sets forth the manner in which the ESOP Trust will vote its shares of PDC common stock in connection with the election of directors of PDC’s board of directors. Under the agreement, the ESOP Trust has agreed to vote all of its shares of PDC common stock on and after January 1, 2005, to elect to PDC’s board, four individuals nominated by PDC’s chief executive officer and three individuals jointly nominated by the ESOP Trust and the chief executive officer.

The ESOP Trust has agreed that any vote taken to remove a director or to fill vacancies on the boards of directors is subject to the provisions described above. The agreement also provides that directors nominated by joint nomination may only be removed by mutual agreement of the ESOP Trust and PDC’s chief executive officer. In addition to the election of directors, the agreement prohibits PDC from issuing capital stock to any person other than the ESOP Trust or making, or permitting any of its subsidiaries to make, any acquisition in a single transaction or series of related transactions with a fair market value in excess of $100 million, in each case without the prior written consent of the ESOP Trust.

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

Pursuant to the agreements above, Mr. Richards, Ms. Seifert, Mr. Murphy and Mr. Reardon were nominated by Mr. Richards, Appleton’s chief executive officer, and elected to the boards of directors of PDC and Appleton. Mr. Pace, Mr. Carter and Ms. Scherbel were jointly nominated by Mr. Richards and the ESOP Trust and elected to the boards of directors of PDC and Appleton.

Pursuant to the terms of the senior secured credit facilities and the indentures governing the senior notes and senior subordinated notes, the security holders agreements described above may not be amended except under limited circumstances.

The board of directors of PDC has an Audit Committee responsible for, among other things, providing assistance to the board of directors in fulfilling its responsibility to the ESOP participants relating to financial accounting and reporting practices and the quality and integrity of PDC financial reports. Effective January 1, 2009, members of the committee include: Mr. Carter, Mr. Reardon and Ms. Scherbel. Mr. Carter serves as the Audit Committee Chair. The boards of directors of PDC and Appleton have determined that Mr. Carter is an “audit committee financial expert” as defined under the applicable rules of the SEC. Mr. Carter is an “independent director” as that term is defined under the listing standards of the Nasdaq Stock Market, Inc. The charter for the Audit Committee can be found on Appleton’s website at www.appletonideas.com (investor information section).

The board of directors of Appleton has a Compensation Committee responsible for authorizing the compensation of the Chief Executive Officer subject to ratification by the board of directors, approving the compensation of the named executive officers based on the recommendations of the Chief Executive Officer and reviewing the compensation of the other executive officers. The Compensation Committee also has authority for administration of the Long-Term Incentive Plan. Effective January 1, 2009, members of the committee include: Mr. Pace, Mr. Murphy and Mr. Reardon. Mr. Pace serves as the Compensation Committee Chair. See “Item 11. Executive Compensation—Compensation Discussion and Analysis,” below. The charter for the Compensation Committee is available at www.appletonideas.com (investor information section).

The board of directors of Appleton has a Corporate Governance Committee for the purpose of developing, recommending and evaluating best corporate governance practices applicable to Appleton, including those related to director compensation, nomination of directors, election of members to board committees and board education and practices. Effective January 1, 2009, members of the committee include: Ms. Scherbel, Mr. Richards and Ms. Seifert. Ms. Scherbel serves as the Corporate Governance Committee Chair. The charter for the Corporate Governance Committee can be found on Appleton’s website at www.appletonideas.com (investor information section).

The Company has adopted a Code of Business Conduct and Ethics that applies to the directors, officers and employees of PDC and Appleton, including the principal executive officer, principal financial officer and principal accounting officer and controller of PDC and Appleton. This Code of Business Conduct and Ethics is posted on Appleton’s Internet web site at www.appletonideas.com (investor information section). The Company intends to timely disclose, on the website, any future amendments to, or waivers from, certain provisions of the Code of Business Conduct and Ethics that apply to the principal executive officer, principal financial officer and principal accounting officer and controller of PDC and Appleton. Appleton has also adopted other best practices including the following:

•	The boards of Appleton and PDC regularly approve Appleton’s CEO succession plan.

•	The independent directors meet regularly without the CEO present.

•	Appleton has adopted guidelines for executive investment in PDC stock.

Appleton has also created an Enterprise Risk Management (“ERM”) function. The purpose of ERM is to maximize the Company’s ability to achieve its business objectives. The ERM function creates a comprehensive approach to anticipate, identify, prioritize and manage material risks to Appleton’s business objectives. The boards and its committees receive regular reports from the ERM Committee regarding the ERM Committee’s activities, findings, conclusions and recommendations. The charter for the ERM function can be found at Appleton’s website at www.appletonideas.com (investor information section).

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Goals and Policies. The Executive Compensation Goals and Policies, adopted by the Compensation Committee of the board of directors of Appleton, establish the objectives of Appleton’s compensation program as follows:

•         enable Appleton to attract, motivate and retain highly qualified people;

•
provide compensation opportunities that pay generally within the middle of the range of management compensation for similar companies with an opportunity to exceed the median when higher performance levels are achieved;

•         support Appleton strategic business goals; and

•         act in the best interests of the participants in the ESOP.

Compensation Elements. Appleton’s executive compensation includes base salary, annual performance-based incentive pay, long-term performance-based incentive pay and benefits, including general benefits available to all employees and specific executive benefits. The Compensation Committee believes these elements of executive compensation provide the proper incentives and rewards for increasing shareholder value. Base salary provides market competitive compensation for executive management and leadership at a level that will attract highly qualified professionals. Annual performance-based incentive pay, in amounts based on market competitive values, provides an incentive for executives to contribute their full skill and energy to achieve Appleton’s annual performance goals. Long-term performance-based incentive pay provides executives with direct rewards for business growth that contributes to increases in shareholder value over several years. Employee benefits provide health, welfare and retirement income benefits that enable employees, including executives, to maintain good health and provide financial security for employees and families in order to remain focused on Appleton’s success. Appleton provides all elements of executive compensation in amounts determined based on targeting median market compensation levels paid by similarly-sized businesses within Appleton’s labor market for executive talent. The mix of elements of compensation is based on the proportion of those elements of executive compensation paid in the market.

Performance-Based Compensation. When Company performance exceeds pre-established target goals for the year, performance-based pay elements (annual and long-term incentive) allow for compensation that exceeds the median market compensation. Conversely, when performance falls short of targeted goals, performance-based pay elements allow for compensation below median market compensation levels.

The Compensation Committee believes that this combination of cash and equity-based compensation supports the objectives of the executive compensation program described above. First, these vehicles allow Appleton to provide a competitive compensation package based on prevailing market practices. At the same time, a significant portion of target compensation is variable “at-risk” pay tied to both short-term performance and long-term performance. The Compensation Committee believes these awards support Appleton’s pay-for-performance philosophy by linking pay amounts to Appleton’s level of performance and the achievement of Appleton’s strategic goals. The Compensation Committee believes that, Appleton’s executive compensation program is not structured to encourage management to take unreasonable or excessive risks relating to Appleton’s business. Instead, the Compensation Committee believes that the compensation programs encourage management to take a balanced approach that focuses on increasing shareholder value. The pay that is fixed and at risk varies by position. As shown in the table below, Appleton’s emphasis on pay-for-performance resulted in performance-based compensation representing a significant portion of the total target compensation of the named executive officers in fiscal year 2008. Executive compensation includes more pay at risk than that of other employees in the organization.

2008 Total Direct Compensation Mix at Target Company Performance

	Fixed (Salary)	Pay at Risk (Annual and Long-Term Incentives)(1)
Mark R. Richards Chairman, President, Chief Executive Officer and a Director of Appleton, and Chairman, President, Chief Executive Officer and a Director of PDC	29%	71%
Thomas J. Ferree Vice President Finance, Chief Financial Officer and Treasurer of Appleton, and Chief Financial Officer and Treasurer of PDC	39%	61%
Sarah T. Macdonald Vice President, Global Sales and General Manager, International of Appleton	44%	56%
M. Kathleen Bolhous Vice President and General Manager, Performance Packaging of Appleton	47%	53%
Jeffrey J. Fletcher Controller of Appleton, and Assistant Treasurer and Controller of PDC	59%	41%

(1)
Calculated using annual incentive paid at target and long-term incentive expected value based on a Black-Scholes valuation methodology. The assumptions used for valuation are: Expected life: 6.5 years; Dividend yield: 0%; Risk Free rate: 4.5%; Volatility 20%. Target cash is discounted for risk-of-forfeiture by 15.43% and time value of money by 12.37%. The LTIP grant as of January 1, 2008 is valued at $9.23 per share with a $33.41 per share grant price.

Market Survey Process. The Compensation Committee determines median market pay by means of market surveys and analyses conducted every other year by nationally recognized, non-employee executive compensation consultants who report to the Compensation Committee. Appleton’s consultants use broad-based surveys of general industry companies of similar revenue size. Market survey data comes from companies with revenues of $5 billion or less, regressed to Appleton’s revenue size. This sample was chosen because it best represents Appleton’s labor market for executive talent, which is broader than the paper industry, and provides a reasonable sample size that allows Appleton to track changes in the labor market for executive talent. Appleton’s corporate human resources director provides the consultant with descriptions of Appleton’s executives’ responsibilities but does not participate in the market surveys or analyses. The human resources director also provides organizational and technical support to the Compensation Committee by coordinating the work of the compensation consultant and providing relevant information about company policies and practices. The Chief Executive Officer (the “CEO”) provides a description of Appleton’s business but does not participate in the market surveys or analyses. In the years in which the consultant does not conduct a full market survey and analysis, the consultant instead provides the Compensation Committee with a general rate of market increase for executive compensation and the rate of increase is applied to the market pay determined in the prior year’s analysis.

The Compensation Committee engaged Towers Perrin as the compensation consultant to conduct a compensation survey in 2007. Their findings, after reviewing all elements of total compensation, including base salary, target bonus and most recent grant of stock appreciation rights, showed that, in the aggregate, Appleton is competitive with the external market median, though there is variation by position/incumbent and element of pay. Towers Perrin also provided the general rate of market increase in 2008 to be applied to the 2007 survey analysis.

Compensation Decisions. The Compensation Committee determines individual executive salaries based on the market pay for the executive’s position and the executive’s general level of performance in the position. At times, prior salary may influence a decision on current salary. An executive fully performing the duties of a position will be paid full median market pay for that position. An executive not yet fully performing in a position may receive less than median market pay. An executive making contributions significantly in excess of those expected for the position may receive greater than median market pay. The Compensation Committee uses quantitative and qualitative metrics and exercises some judgment in determining achievement of the overall company and division performance goals and assessing the named executive’s individual performance for the prior year. The Compensation Committee uses an evaluation of individual performance in determining increases to base salary and awarding annual performance-based incentive compensation and long-term compensation.

The Compensation Committee is responsible for authorizing the compensation of the CEO, subject to ratification by the board of directors, approving the compensation of the named executive officers who report directly to the CEO based on the recommendations of the CEO and reviewing the compensation plans applicable to the other executive officers. The CEO is responsible for approving all other pay. The Compensation Committee considers market analysis and data from Towers Perrin in authorizing and approving compensation arrangements for executive officers. Decisions to increase or decrease executive compensation materially, if any, are based on: (1) significant changes in individual performance; (2) significant changes in job duties and responsibilities; and/or (3) review of market pay levels to ensure compensation is competitive.

Annual Performance-Based Incentive Plan. Appleton’s annual performance-based incentive bonus is based on performance against growth in the value of the business, which is referred to as business value added or BVA. BVA is calculated as earnings before interest and taxes less a calculated cost of capital. The cost of capital is generated by multiplying 11% by Appleton’s non-interest bearing invested capital. In 2008, invested capital is the average of four quarters rather than the year-end position. The Annual Performance-Based Incentive Plan allows for adjustments, as approved by the Compensation Committee, to the calculation of earnings before interest and taxes and non-interest bearing invested capital. These adjustments are restricted to special circumstances such as restructuring, refinancing, acquisitions, significant leases, multi-year capital improvement installations and intellectual capital investment (i.e., research and technology) or other items the Compensation Committee determines should be adjusted. Bonuses are awarded when BVA is above the predetermined threshold that has been determined by the Compensation Committee (see table below). Performance below threshold generally will result in no annual performance-based incentive compensation and a threshold performance will result in a 20% of target payment. In 2008, BVA targets were set at a level of improvement from the prior year, when adjusted for the West Carrollton thermal expansion start-up costs, for the performance groups listed below. Negative values result when the profits generated from the business do not cover the calculated cost of capital invested in the business. Bonuses awarded to executive officers who are responsible for the management of a division are measured on performance of their respective division’s BVA and also on BVA for all of Appleton. Bonuses awarded to other executive officers are measured against BVA for all of Appleton. Mr. Richards, Mr. Ferree, Mr. Fletcher and Ms. Tyczkowski are measured against BVA for all of Appleton. Mr. Schonfeld and Ms. Macdonald are measured against BVA for the technical papers division (70%) and BVA for all of Appleton (30%). Ms. Bolhous is measured against BVA for the performance packaging division (70%) and BVA for all of Appleton (30%).

2008 BVA Performance Goals ($millions)

	20% of Target	100 % of Target	200 % of Target	300% of Target
All Appleton	(20.0)	(16.1)	(8.0)	0.5
Technical Papers	(6.0)	0.7	11.4	18.7
Performance Packaging	(4.9)	(3.9)	(2.0)	0.0

The annual performance-based incentive bonus when BVA results are at target is 85% of base salary for the CEO, 55% of base salary for the Chief Financial Officer (“CFO”), 50% of base salary for vice presidents and 40% for the controller. In 2008, actual BVA performance fell below threshold for “All Appleton” (-$94 million), for the Technical Papers division (-$37 million) and for the Performance Packaging division (-$47 million). No bonuses were paid to any of the named executive officers for 2008 performance.

Long-Term Compensation. Appleton has two forms of long-term compensation, the Appleton Papers Inc. Long-Term Incentive Plan (or the LTIP) and the Appleton Papers Inc. Long-Term Performance Cash Plan (or the Performance Cash Plan). Of the combined value that can be earned in long-term performance-based incentives, it is expected that approximately 75% will come from the LTIP and 25% from the Performance Cash Plan. The Compensation Committee believes the long-term incentive plans encourage retention of executive talent and provide appropriate incentives to increase shareholder value.

Long-Term Incentive Plan. The purpose of the LTIP is to attract and retain key management employees who are in a position to make a significant contribution to the growth and profitability of Appleton by providing a reward for increase in stock performance to align with long-term shareholder interests. The LTIP provides for future cash payments based on increases in the value of PDC common stock, as determined by the semi-annual valuation provided by the ESOP trustee. LTIP units are awarded annually to employees in an aggregate total, for the 2008 year, of up to 400,000 units of PDC stock. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. The cash payment upon the exercise of a unit is equal to the increase in the value of PDC common stock from the date of grant until the exercise date. At present, approximately 85 current executive and management employees participate in the LTIP. The LTIP was amended effective January 1, 2009 to permit the Compensation Committee of the board to establish the number of units granted each year in accordance with the Compensation Committee’s stated goals and policies. The LTIP was further amended to require the recipient to enter into a non-compete and non-solicitation agreement in order to receive units under the LTIP which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to LTIP units.

Employees are generally entitled to exercise any LTIP units only after holding the units for at least three years and for up to ten years from the date of grant. There were no units exercised by an executive officer under the LTIP during 2008. Ms. Tyczkowski did not exercise her right to receive a cash payment for vested units in 2008 and all units have since been forfeited. Mr. Richards and Ms. Macdonald are the only executive officers with LTIP units that have been held for more than three years. In the event of a change of control, described below, the LTIP units become immediately exercisable. If payments under the LTIP, in connection with a change of control, constitute “excess parachute payments” as defined in Section 280G of the Internal Revenue Code (the “Code”), which are subject to the excise tax imposed by Section 4999 of the Code, the payments provided under the LTIP shall be increased so the net amount retained by the employee after deduction of any excise tax on the payment, and any income tax and excise tax on the additional payments, shall be equal to the original payment. A “change of control” is defined in the LTIP as:

•	the termination of the ESOP or amendment of the ESOP so that it ceases to be an employee stock ownership plan;

•	an event whereby the ESOP ceases to own a majority interest in Appleton;

•	the sale, lease, exchange or other transfer of all or substantially all of Appleton assets to another entity;

•	Appleton’s liquidation;

•	Appleton’s merger or consolidation into another company; or

•	any other event whereby ownership and control is effectively transferred.

Upon termination of a participant’s employment due to death, disability or retirement, the award of LTIP units shall be one-third vested and exercisable for each completed year of employment after the grant of such LTIP units. Upon termination of employment for any other reason, any LTIP units held for at least three years are then exercisable, and any units held for fewer than three years are forfeited.

The first grant of LTIP units occurred on November 9, 2001, with additional awards made effective as of January 1, 2003, January 1, 2004, July 1, 2005, and each January 1 from 2006 through 2009. Appleton expects to make additional grants every year effective as of January 1. The actual awards of LTIP units have not been and will likely not be made on the effective date. The actual awards will be made on a date following the effective date as long as the share price has not changed since the effective date. This delay is a result of the administrative time needed by the trustee to determine and communicate the most recent PDC stock price through the semi-annual ESOP valuation process. The Compensation Committee determines awards for the CEO and reviews the recommendations made by the CEO for other named executive officers. Management decides which employees are in a position to make a significant contribution to Appleton’s growth and profitability, and of the employees who receive LTIP awards, most receive such awards based on Appleton’s succession planning and leadership management process.

Long-Term Performance Cash Plan. Appleton’s board of directors adopted the Performance Cash Plan for the purpose of attracting and retaining senior executive employees who are in a position to make a significant contribution to Appleton’s long-term strategic objectives of revenue growth and profitability. Not all named executive officers participate in this plan. The plan provides for annual grants of long-term cash-based performance awards, which may be earned by participants based on Appleton’s achievement of pre-established performance measures and the participant’s continued employment. Performance measures include increases in average revenue growth and average return on invested capital over a three-year performance period. The plan is an unfunded bonus program of Appleton and does not permit participants to elect to defer their compensation.

At, or shortly after, the start of the three-year performance cycle, a target award is established for each participant. Target awards, based on market competitive values, are expressed as a fixed dollar amount. At the end of the performance cycle, the target award will be revalued based upon the Compensation Committee’s evaluation of Appleton’s performance against the pre-established performance measures. For the 2008-2010 performance cycle and the 2009-2011 performance cycle, the resulting award value can range from 50% to 150% of the target award. Performance below the minimum results in zero compensation and overall payments are capped at 150% of target. At the end of 2008, performance for the 2008-2010 performance cycle is estimated to be 78% of target bonus.

In the event of a change of control (defined as in the LTIP, described above) during a performance cycle, the participant is entitled to receive a prorated final award based on 100% of the participant’s outstanding target award. The prorated final award is determined based on the number of months of employment completed during the performance cycle up to and including the month of the change of control divided by the total number of months for the performance cycle multiplied by 100% of the target award. If payments under the Performance Cash Plan, in connection with a change of control, constitute “excess parachute payments” as defined in Section 280G of the Code, which are subject to the excise tax imposed by Section 4999 of the Code, the payments provided under the Performance Cash Plan shall be increased so the net amount retained by the employee after deduction of any excise tax on the payment, and any income tax and excise tax on the additional payments, shall be equal to the original payment.

Upon termination of a participant’s employment due to death, disability or retirement, a prorated award will be paid to the participant (or designated beneficiary in the case of death). The prorated award is determined by reference to months of employment completed during the performance cycle, the target award and Appleton’s performance against the established performance measures at the end of the month of the death, disability or retirement. Upon termination of employment for any other reason, no award will be paid to the participant.

The first performance cycle is from January 1, 2008, through December 31, 2010. Appleton expects to start new performance cycles every year effective as of January 1.

Equity Ownership. Appleton’s executives are eligible to participate in the ESOP in the same manner and with the same rights as all other U.S. employees. Because the ESOP is a tax-qualified plan subject to ERISA, Appleton may not require executive participation in the ESOP at a specified level nor may Appleton take any adverse employment action against an executive for the exercise of his or her right to participate or not participate in the ESOP. Appleton believes, however, that it is in the best interests of the employees, as beneficial owners of the ESOP, to have executives acquire and maintain equity interests in Appleton and accordingly have adopted guidelines to that effect. The guidelines suggest an equity position having a value of six times base salary for the CEO, five times base salary for the CFO and four times base salary for other executive reports to the CEO within five years of the start of employment. No guidelines are established for the Controller. Values in the ESOP, LTIP and any other nonqualified deferred compensation arrangement, with values tied to Appleton’s stock performance, will be counted toward the guideline. All executives are less than these guidelines at the current time due to economic conditions contributing to the decline in the value of PDC stock.

Termination or Change of Control. Appleton has entered into Termination Protection Agreements (or TPAs) with certain executive officers. These agreements provide for payments to the executive officers following a “change of control,” as defined in the TPA, the executive officer’s employment is terminated other than for misconduct or “permanent disability,” as defined in the TPA, or if the executive officer terminates employment for “good reason,” as defined in the TPA. “Change of control” is defined to include various events whereby ownership and control of Appleton is effectively transferred. Ms. Bolhous, as a division general manager, has a “Change of Control” definition in her TPA that also includes transfer of ownership or control of the division which she leads. These events were chosen by Appleton as appropriate events to trigger payment based on competitive market analysis of such agreements for executive officers. The TPAs are discussed in detail under “Potential Payments Upon Termination or Change of Control,” below.

Executive Benefits. Appleton provides a cash allowance in lieu of perquisites to all named executive officers. Appleton believes the amount provided to the CEO ($25,000); Division President ($20,000); Vice Presidents ($15,000) and Controller ($10,000) are competitive to the value provided by other companies for a car allowance, club memberships, etc. Appleton also provides the opportunity for certain named executive officers to enroll in an individual life insurance policy.

Compensation Committee Report

The 2008 Compensation Committee consists of three independent directors, Mr. Murphy, Mr. Reardon, and Ms. Seifert, with Ms. Seifert acting as the chairperson. Mr. Pace became the chairperson of the Compensation Committee on January 1, 2009. The Compensation Committee is appointed annually by Appleton’s board of directors and operates pursuant to a Charter, which is available at www.appletonideas.com (investor information section). The Compensation Committee is responsible for authorizing the compensation of the CEO subject to ratification by the board of directors, approving the compensation of the named executive officers who report directly to the CEO based on the recommendations of the CEO and reviewing the compensation plans for the other executive officers. It is also responsible for adopting and amending Appleton’s general compensation policies and benefit plans, including the ESOP. The Compensation Committee may not delegate, and has not delegated, any of these duties to others.

The Compensation Committee has reviewed and discussed the above section titled “Compensation Discussion and Analysis” with management and, based on this review and discussion, recommended the inclusion of the “Compensation Discussion and Analysis” section in this annual report.

Members of the 2008 Compensation Committee
Kathi P. Seifert, chairperson
Terry M. Murphy
Andrew F. Reardon

Summary Compensation Table

Name and Principal Position	Year		Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation($)(5)	Total ($)(6)
Mark R. Richards	2008		764,423	0	(731,638)	96,905	81,467	50,345	261,502
Chairman, President, Chief Executive	2007		663,462	0	216,767	472,717	134,632	47,564	1,535,142
Officer and Director of Appleton, and PDC	2006		584,615	0	346,519	833,076	56,164	49,546	1,869,920
and Chairman, President, Chief
Executive Officer and a Director of PDC

Thomas J. Ferree	2008		376,538	0	0	29,997	41,120	35,331	482,987
Vice President Finance, Chief Financial	2007		329,231	0	0	156,385	24,284	49,663	559,563
Officer and Treasurer of Appleton, and	2006		62,500	56,250(9)	0	0	7,365	41,337	167,452
Chief Financial Officer and Treasurer of
PDC(7)

Sarah T. Macdonald	2008		303,885	0	(77,468)	17,892	4,512	41,722	290,543
Vice President, Global Sales and General	2007		279,231	36,858(10)	22,952	102,758	30,000	29,833	501,632
Manager, International of Appleton	2006		275,000	0	52,347	140,663	18,729	30,636	517,375

M. Kathleen Bolhous	2008	(13)	238,477	0	(29,246)	11,644	12,304	30,907	264,086
Vice President and General Manager, Performance Packaging of Appleton

Jeffrey J. Fletcher	2008	(13)	202,385	0	0	0	46,734	13,086	262,205
Controller of Appleton, and Assistant Treasurer and Controller of PDC

Walter M. Schonfeld	2008		407,846	0	(19,795)	0	0	38,444	426,495
Former President, Technical Papers of	2007		383,462	0	12,621	315,589	30,942	42,096	784,710
Appleton(8)	2006		223,558	50,000(11)	7,174	220,313	16,618	53,392	571,055

Angela M. Tyczkowski	2008		191,827	0	(77,474)	0	0	182,650	297,003
Former Vice President, Secretary, General	2007		283,462	0	19,704	134,644	81,114	30,926	549,850
Counsel and Chief Compliance Officer of	2006		243,077	0	37,566	230,923	19,722	28,592	559,880
Appleton and Vice President, Secretary of PDC(12)

(1)       The 2008 fiscal year contains 27 pay periods instead of the usual 26 pay periods.
(2)
Option awards consist of grants of units under Appleton’s Long-Term Incentive Plan. The amounts reflect the compensation costs recognized by Appleton for financial reporting purposes under SFAS 123R for long-term performance-based incentive plan units. The valuation methods and material assumptions used in determining the long-term performance-based incentive plan units value are discussed in detail in Note 16 of the Consolidated Financial Statements in Item 8, above.

(3)
Non-equity incentive plan compensation consists of payments under Appleton’s Annual Performance-Based Incentive Plan and Long-Term Performance Cash Plan. Amounts paid under the plan are determined based on company and division business value added performance and other extraordinary factors, positive or negative, determined by the CEO and the Compensation Committee. Amounts paid under the Annual Performance-Based Incentive Plan are earned in 2008 and paid in 2009. No amounts were paid in 2009. Amounts earned under the Long-Term Performance Cash Plan reflect the compensation costs recognized by Appleton for financial reporting purposes under SFAS 123R for long-term performance-based incentives.

(4)	The valuation methods and material assumptions used in determining the change in pension value are discussed in detail in Note 14 of the Consolidated Financial Statements in Item 8, above.
(5)	The aggregate incremental costs of all perquisites are stated as actual costs to Appleton.

All other compensation for 2008 consists of the following for each named executive officer:

Mr. Richards: company match contributions to KSOP defined contribution plan $15,358, allowance in lieu of perquisites $25,962, executive life insurance, travel and entertainment for spouse to company events and tax gross up on travel and entertainment for spouse to company events $2,880.

Mr. Ferree: company match contributions to KSOP defined contribution plan $14,654, allowance in lieu of perquisites, executive life insurance, travel and entertainment for spouse to company events and tax gross up on travel and entertainment for spouse to company events $1,294.

Ms. Macdonald: company match contributions to KSOP defined contribution plan $14,482, company contributions to Retirement Contribution plan and related Excess plan, allowance in lieu of perquisites, executive life insurance, travel and entertainment for spouse to company events and tax gross up on travel and entertainment for spouse to company events $1,424.

Ms. Bolhous: company match contributions to KSOP defined contribution plan $14,332, allowance in lieu of perquisites and executive life insurance.

Mr. Fletcher: company match contributions to KSOP defined contribution plan $13,086.

Mr. Schonfeld: company match contributions to KSOP defined contribution plan $13,800, allowance in lieu of perquisites, executive life insurance, travel and entertainment for spouse to company events and tax gross up on travel and entertainment for spouse to company events $1,141.

Ms. Tyczkowski: company match contributions to KSOP defined contribution plan $10,320, allowance in lieu of perquisites, travel and entertainment for spouse to company events, tax gross up on travel and entertainment for spouse to company events $920, unused vacation paid upon termination of employment, COBRA payments, outplacement services, FICA payment on estimated SERP benefit $32,717, Termination Protection Agreement payments $109,615 (see Post Employment Payments section).

(6)
The following executives deferred the following indicated amounts into the Nonqualified Excess Plan: Mr. Richards ($265,295); Mr. Schonfeld ($23,560); Ms. Tyczkowski ($163,235); Ms. Macdonald ($148,590); Ms. Bolhous ($6,693). These deferrals are also described in the Nonqualified Deferred Compensation table.

(7)	Mr. Ferree joined Appleton in October 2006.
(8)	Mr. Schonfeld joined Appleton in May 2006 and left Appleton on January 3, 2009.
(9)
Mr. Ferree was paid a $25,000 sign-on bonus as part of Appleton’s offer of employment. Mr. Ferree’s guaranteed annual incentive payment of $31,250 for 2006 was fixed at the commencement of his employment.

(10)	Ms. Macdonald’s annual performance-based incentive compensation was adjusted by the Compensation Committee by $36,858 to more appropriately reflect her performance during 2007.
(11)	Mr. Schonfeld was paid a $50,000 sign-on bonus as part of Appleton's offer of employment.
(12)	Ms. Tyczkowski left Appleton on August 15, 2008.
(13)	Ms. Bolhous and Mr. Fletcher became named officers in 2008.

Grants of Plan-Based Awards

Name	Plan			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			All Other Option Awards: Number of Securities	Exercise or Base	Grant Date Fair
		Grant Date(1)	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Underlying Options (#)(3)	Price of Option Awards($/Unit)(4)	Value of Stock and Option Awards($)(5)
Mark R. Richards	Annual Performance-Based Incentive Plan		1/1/08	125,048	625,240	1,875,721
	Long-Term Performance Cash Plan		1/1/08	186,500	373,000	559,500
	Long-Term Performance Cash Plan(6)		1/1/09	186,500	373,000	559,500
	Long-Term Incentive Plan	1/1/08					100,000	33.41	0
	Long-Term Incentive Plan(7)	1/1/09	2/10/09				155,000	21.43	0

Thomas J. Ferree	Annual Performance-Based Incentive Plan		1/1/08	39,854	199,269	597,808
	Long-Term Performance Cash Plan		1/1/08	58,000	116,000	174,000
	Long-Term Performance Cash Plan(6)		1/1/09	58,000	116,000	174,000
	Long-Term Incentive Plan	1/1/08					31,000	33.41	0
	Long-Term Incentive Plan(7)	1/1/09	2/10/09				45,000	21.43	0

Sarah T. Macdonald	Annual Performance-Based Incentive Plan		1/1/08	29,252	146,260	438,779
	Long-Term Performance Cash Plan		1/1/08	34,500	69,000	103,500
	Long-Term Performance Cash Plan(6)		1/1/09	34,500	69,000	103,500
	Long-Term Incentive Plan	1/1/08					18,500	33.41	0
	Long-Term Incentive Plan(7)	1/1/09	2/10/09				24,000	21.43	0

M. Kathleen Bolhous	Annual Performance-Based Incentive Plan		1/1/08	22,960	114,802	344,406
	Long-Term Performance Cash Plan		1/1/08	22,500	45,000	67,500
	Long-Term Performance Cash Plan(6)		1/1/09	22,500	45,000	67,500
	Long-Term Incentive Plan	1/1/08					12,000	33.41	0
	Long-Term Incentive Plan(7)	1/1/09	2/10/09				16,000	21.43	0

Jeffrey J. Fletcher	Annual Performance-Based Incentive Plan		1/1/08	15,588	77,938	155,877
	Long-Term Performance Cash Plan		1/1/08	0	0	0
	Long-Term Performance Cash Plan(6)		1/1/09	0	0	0
	Long-Term Incentive Plan	1/1/08					6,000	33.41	0
	Long-Term Incentive Plan(7)	1/1/09					10,000	21.43	0

Walter M. Schonfeld	Annual Performance-Based Incentive Plan		1/1/08	39,267	196,337	589,010
	Long-Term Performance Cash Plan		1/1/08	65,600	131,000	196,500
	Long-Term Incentive Plan	1/1/08					35,000	33.41	0

Angela M. Tyczkowski	Annual Performance-Based Incentive Plan		1/1/08	19,183	95,913	287,740
	Long-Term Performance Cash Plan		1/1/08	0	0	0
	Long-Term Incentive Plan	1/1/08					0	33.41	0

(1)
The Grant Date for units under Appleton’s LTIP reflects the date upon which the units were awarded to the named executive officer. The units are valued, as of the Grant Date, at the most recent PDC stock price as determined by the semi-annual ESOP valuation.

(2)
All Non-Equity Incentive Plan awards are made under Appleton’s Annual Performance-Based Incentive Plan or Long-Term Performance Cash Plan. Projected payouts are based, or will be based, on Company financial performance. The Threshold, Target and Maximum payouts stated are based on 2008 salaries for the Annual Performance-Based Incentive Plan and the specified target payout for the Long-Term Performance Cash Plan. Actual amounts earned in 2008 and paid in 2009 are stated in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(3)	Option awards consist of grants of units under Appleton’s Long-Term Incentive Plan.
(4)	The units granted under Appleton’s LTIP are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation.
(5)
Appleton has determined, using the guidance provided in SFAS 123R, that the units awarded under the LTIP are liabilities subject to remeasurement at each reporting date. It is Appleton’s policy to measure all liabilities incurred under the LTIP at intrinsic value.

(6)	Long-Term Performance Cash Plan awards for 2009 were granted on January 1, 2009 consistent with January 1 grant dates in prior years. Because 2008 was a fifty-three (53) week fiscal year, the 2009 awards were actaully granted in the 2008 fiscal year.
(7)	LTIP awards for 2009 were granted on January 1, 2009 consistent with January 1 grant dates in prior years. Because 2008 was a fifty-three (53) week fiscal year, the 2009 awards were actually granted in the 2008 fiscal year.

Outstanding Equity Awards at Fiscal Year-End

Option awards in the table describe units issued under Appleton’s Long-Term Incentive Plan.

Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price($)	Date Options Fully Vested(1)	Option Expiration Date(1)
	Exercisable(#)	Unexercisable(#)
Mark R. Richards
Units Awarded 2009	0	155,000	21.43	01/01/12	01/01/19
Units Awarded 2008	0	100,000	33.41	01/01/11	01/01/18
Units Awarded 2007	0	90,000	33.62	01/01/10	01/01/17
Units Awarded 2006	85,000	0	28.56	01/01/09	01/01/16
Units Awarded 2005	85,000	0	27.77	07/01/08	07/01/15
Thomas J. Ferree
Units Awarded 2009	0	45,000	21.43	01/01/12	01/01/19
Units Awarded 2008	0	31,000	33.41	01/01/11	01/01/18
Units Awarded 2007	0	25,000	33.62	01/01/10	01/01/17
Sarah T. Macdonald
Units Awarded 2009	0	24,000	21.43	01/01/12	01/01/19
Units Awarded 2008	0	18,500	33.41	01/01/11	01/01/18
Units Awarded 2007	0	18,500	33.62	01/01/10	01/01/17
Units Awarded 2006	9,000	0	28.56	01/01/09	01/01/16
Units Awarded 2005	9,000	0	27.77	07/01/08	07/01/15
M. Kathleen Bolhous
Units Awarded 2009	0	16,000	21.43	01/01/12	01/01/19
Units Awarded 2008	0	12,000	33.41	01/01/11	01/01/18
Units Awarded 2007	0	12,000	33.62	01/01/10	01/01/17
Units Awarded 2006	0	9,000	28.56	01/18/09	01/19/16
Jeffrey J. Fletcher
Units Awarded 2009	0	10,000	21.43	01/01/12	01/01/19
Units Awarded 2008	0	6,000	33.41	01/01/11	01/01/18
Units Awarded 2007	0	6,000	33.62	02/05/10	02/05/17
Walter M. Schonfeld
Units Awarded 2008(2)	0	35,000	33.41	01/01/11	01/01/18
Units Awarded 2007(2)	0	35,000	33.62	01/01/10	01/01/17
Units Awarded 2006(2)	0	18,500	31.27	07/01/09	07/01/16
Angela M. Tyczkowski
Units Awarded 2008	0	0
Units Awarded 2007(2)	0	20,000	33.62	01/01/10	01/01/17
Units Awarded 2006(3)	9,000	0	28.56	01/01/09	01/01/16
Units Awarded 2005(3)	6,000	0	27.77	07/01/08	07/01/15
Units Awarded 2004(3)	1,600	0	23.36	01/01/07	01/01/14

(1)	Employees are generally entitled to exercise any long-term performance-based incentive plan units only after holding the units for at least three years and for up to ten years from the date of grant.
(2)       Forfeited upon termination.
(3)	Units have zero ($0) value and will not be eligible for exercise beyond the 12/31/08 exercise period. Units were automatically forfeited at the close of the exercise period.

Pension Benefits
Name	Plan Name	Number of Years of Credited Service(#)	Present Value of Accumulated Benefit($)(1)	Payments During Last Fiscal Year($)
Mark R. Richards	Pension	3.8	50,001	0
	SERP	3.8	232,552	0
Thomas J. Ferree	Pension	2.2	35,556	0
	SERP	2.2	37,213	0
Sarah T. Macdonald	Pension	2.5	24,938	0
	SERP	2.5	14,277	0
M. Kathleen Bolhous	Pension	3.0	42,409	0
	SERP	3.0	16,049	0
Jeffrey J. Fletcher	Pension	1.9	40,493	0
	SERP	1.9	6,241	0
Walter M. Schonfeld	Pension	2.7	0	0
	SERP	2.7	0	0
Angela M. Tyczkowski	Pension	12.4	77,979	0
	SERP	12.4	31,695	0

(1)
The valuation methods and material assumptions used in determining the present value of accumulated pension benefits are discussed in detail in Note 14 of the Consolidated Financial Statements in Item 8, above.

Pension Plan and Supplemental Executive Retirement Plan (“SERP”). Appleton maintains a broad-based tax-qualified, noncontributory defined benefit pension plan for eligible salaried employees, referred to as the Pension Plan. Benefits under the Pension Plan vest after five years of service. Benefits are based on years of service and employee pay. Appleton has also established the SERP to provide retirement benefits for management and other highly compensated employees whose benefits are reduced by the tax-qualified plan limitations in the Pension Plan. Benefits under the Pension Plan and the SERP are paid as annuities (except for small benefits unlikely to apply to any of the named executives). The SERP benefit, when added to the Pension Plan benefit, provides a combined benefit equal to the benefit under the Pension Plan as if certain tax-qualified plan limitations did not apply. Under the Pension Plan and the SERP, a pension is payable upon retirement at age 65 with 5 years of service. Benefit payments may begin as early as age 55. The benefit is actuarially reduced when payments begin earlier than age 65. In accordance with the terms of the plan, Appleton provides an enhancement to the benefit for all eligible salaried employees when age plus service equals 65 or more at the time of termination. The pension benefits are based on years of credited service and the average annual compensation received during the highest five full consecutive calendar years of the last ten years prior to retirement. Compensation covered by the plans includes base salary, bonus and deferred compensation.

In December 2007, it was announced that the Pension Plan covering eligible salaried employees, of which these named executives officers are participants, will be frozen effective January 1, 2015 and replaced with a broad-based tax-qualified, noncontributory defined contribution benefit which is referred to as the Retirement Contribution benefit described below. All eligible participants in the Pension Plan, including these named executive officers, were given a one-time opportunity to accelerate participation in the Retirement Contribution benefit by electing to freeze their benefit in the Pension Plan and begin receiving the Retirement Contribution benefit effective April 1, 2008. Ms. Macdonald is the only named executive officer who elected to accelerate participation in the Retirement Contribution benefit.

Nonqualified Deferred Compensation
Name	Executive Contributions in Last Fiscal Year($)(1)	Company Contributions in Last Fiscal Year($)	Aggregate Earnings in Last Fiscal Year($)	Aggregate Withdrawals/ Distributions($)	Aggregate Balance at 1/03/09($)
Mark R. Richards	265,295	0	(260,510)	0	476,493
Thomas J. Ferree	0	0	0	0	0
Sarah T. Macdonald	148,590	3,364(2)	(139,034)	0	237,480
M. Kathleen Bolhous	6,693	0	(13,345)	0	17,948
Jeffrey J. Fletcher	0	0	0	0	0
Walter M. Schonfeld	23,560	0	(10,271)	0	25,002
Angela M. Tyczkowski	163,235	0	(44,330)	(479,671)	0

(1)
Employee Contributions to the Nonqualified Excess Plan may include base salary and/or annual performance-based incentive pay. Amounts reported as deferred under the Nonqualified Excess Plan are included as part of Total Compensation in the Summary Compensation Table.

(2)	Excess Plan contribution related to Retirement Contribution Benefit (see below).

Nonqualified Excess Plan. On February 1, 2006, Appleton established a Nonqualified Excess Plan for approximately 100 highly compensated employees including directors and executive officers. This plan was established for the purpose of allowing a tax-favored option for saving for retirement when the Code limits the ability of highly compensated employees to participate under tax-qualified plans. This plan allows for deferral of compensation on a pre-tax basis and accumulation of tax-deferred earnings in an amount of up to 50% of a participant’s base salary and/or up to 75% of a participant’s annual performance-based incentive pay. Participants in the plan choose to have deferrals deemed invested in selected mutual funds. Appleton invests funds equal to the amounts deferred by participants in the mutual funds which the participants select for their deemed investments. These funds are Appleton assets to which the participants have no claim other than as general creditors of Appleton. Appleton pays administrative expenses of the plan and annually adds funds to the plan to make up for any difference between the participants’ deemed investments and the actual performance of the investments.

Retirement Contribution Benefit and Excess Plan. As a replacement to the pension plan, any management employee hired on or after January 1, 2008, or those electing to freeze their accrued benefit under the pension plan on April 1, 2008 or January 1, 2015, will begin receiving a contribution for future retirement benefits into the 401(k) fund of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan (KSOP). The contribution is a points-based formula ranging from 1% to 5% of total compensation based on the employee’s age and service and is the same benefit provided to other eligible employees.

Appleton has also established a benefit within the above referenced Nonqualified Excess Plan for management and other highly compensated employees whose benefits are reduced as the result of deferring income into the Nonqualified Excess Plan or by the tax-qualified plan income limitations applied to the KSOP Plan. This benefit provides the same 1% to 5% contribution calculated on excluded pay. There is an additional “KSOP match” of 6% of excluded pay which is calculated regardless of whether the employee participates in the KSOP plan.

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

Post-Employment Payments

Upon the termination of her employment, Ms. Tyczkowski became entitled to the post-employment payments set forth below under the terms of a Termination Protection Agreement which may be paid out over a period of eighteen (18) months. The 2008 payments are included in All Other Compensation in the Summary Compensation Table. Mr. Schonfeld was not eligible for any post-employment payments.

Accrued Post-Employment Payments

Name	Unused Vacation Paid at Termination ($)	COBRA Health Benefits ($)	Outplacement Services ($)	Termination Protection Payments ($)	Company FICA To Be Paid ($)	Total ($)
Angela M. Tyczkowski	8,769	1,504	7,500	109,615	32,717	160,105

The table below reflects the amount of compensation that would be paid to each of the named executive officers in the event of termination of such executive’s employment under various scenarios. The amounts shown assume that such termination would be effective December 31, 2008. These amounts are estimates, the actual amounts to be paid can only be determined at the time of a termination or a change of control.

Potential Payments upon Termination or Change of Control

Name	Termination Other Than for Misconduct or With Good Reason	COBRA Health Benefits ($)(1)	Outplacement Services($)	Termination Protection Payments($)	Long-Term Incentive Plan Units Exercisable($)(2)	Company FICA To Be Paid($)(3)	Tax Gross-Up Payments($)	Total($)
Mark R. Richards	Without Change of Control	14,425	9,950	1,125,000	0	16,313	0	1,165,688
	Within two years of Change of Control	28,850	9,950	4,162,500	0	60,356	1,849,785	6,111,441

Thomas J. Ferree	Without Change of Control	14,425	9,950	555,000	0	8,048	0	587,423
	Within two years of Change of Control	19,233	9,950	1,147,000	0	16,632	453,748	1,646,563

Sarah T. Macdonald	Without Change of Control	14,425	9,950	443,250	0	6,427	0	474,052
	Within two years of Change of Control	19,233	9,950	886,500	0	12,854	353,563	1,282,100

M. Kathleen Bolhous	Without Change of Control	14,425	9,950	345,000	0	5,003	0	374,378
	Within two years of Change of Control	19,233	9,950	692,100	0	10,035	0	731,318

Jeffrey J. Fletcher(4)

(1)	COBRA Health Benefits amounts stated in this table are based on average cost of medical and dental plans options.
(2)
In the event of a change of control as defined in the Termination Protection Agreements, the LTIP units become immediately exercisable. The amount reflects the value of all outstanding LTIP units on January 3, 2009. The value of outstanding LTIP units is determined by multiplying the number of units outstanding for each grant date by the change in unit value from the date of the grant to January 3, 2009.

(3)	Assumes Medicare rate at 1.45%
(4)	Covered under standard Severance Plan for all salaried employees.

Termination Protection Agreements. Appleton has entered into Termination Protection Agreements with some of the named executive officers. Mr. Fletcher is not covered by a Termination Protection Agreement. The agreements provide that if, at any time other than within two years after a “change of control,” as defined below, Appleton terminates the executive officer’s employment other than for misconduct, or “permanent disability,” as defined below, or the executive officer terminates employment for “good reason,” as defined below, then the executive officer will continue to receive payments in accordance with Appleton’s normal payroll practices for 18 months following termination of employment at a rate equal to the executive officer’s base salary in effect on the date on which his or her employment terminates. The payments to the executive officer would be reduced by amounts he or she earns through other employment during the 18-month salary continuation period after twelve months from the date of termination. The payments would cease completely if the executive officer, at any time, directly or indirectly (whether a shareholder, owner, partner, consultant, employee or otherwise) engaged in a competing business, referred to in the Termination Protection Agreements as a “major business,” as defined below.

If, within two years of a change of control, Appleton terminates the executive officer’s employment other than for misconduct, or permanent disability, or he or she terminates for good reason, then he or she is entitled to a lump-sum cash payment. This payment will be equal to two times his or her annual base salary (2.99 times for the CEO), plus a multiple of two times his or her targeted bonus (2.99 times for the CEO) for the fiscal year in which his or her employment terminates, or if no such bonus has been established for the fiscal year of termination, then the bonus for the fiscal year prior to termination is used. The executive officer will also be entitled to a lump-sum cash payment representing a partial bonus for the year of termination, based on the number of days the executive officer worked for Appleton in the year of termination.

Whether or not an executive officer’s employment terminates within two years of a change of control, the executive officer would also receive his or her salary through the date of termination and all other amounts owed to the executive officer at the date of termination under Appleton’s benefit plans. In addition, if the executive officer’s employment terminates as described in either of the preceding paragraphs, he or she would be entitled to reimbursement for outplacement services and continued health and dental coverage for the executive officer and the executive officer’s family for 18 months after the date of termination not in connection with a change of control or 24 months after the date of termination in connection with a change of control.

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

A “change of control” is defined in these agreements as:

•	a change in ownership or effective control of Appleton; or

•	a change in the ownership of a substantial potion of the assets of Appleton, as defined by the occurrence of any one of the following events;

•	the date upon which a third party acquires ownership of Company stock constituting more than 50% of the total fair market value of total voting power of the stock of the Company;

•
the date upon which any third party acquires (during a 12-month period ending on the date of the most recent acquisition) ownership of the Company stock constituting more than 35% of the total voting power of the stock of the Company;

•
the date upon which a majority of the Company’s Board of Directors are replaced during a 12-month period, and the new appointments are not endorsed by a majority of the Board prior to the date of appointment; or

•
the date upon which any third party acquires (during a 12-month period ending on the date of the most recent acquisition) assets of the Company having a gross fair market value of at least 40% of the total gross fair market value of all assets of the Company immediately prior to such acquisition.

“Permanent disability” is defined in these agreements as any time an executive officer is entitled to receive benefits under Title II of the Social Security Act.

“Good reason” is defined in these agreements as, prior to a change of control, without the executive officer’s consent, a reduction of 25% or more of the executive officer’s base salary, and after a change of control:

•	a decrease in the executive officer’s position or responsibilities without his or her consent;

•	failure to pay the executive officer’s salary or bonus in effect immediately prior to a change of control;

•	the relocation of the executive officer’s principal place of employment without his or her consent; or

•	failure by any successor entity to expressly assume and agree to the terms of the Termination Protection Agreement.

“Major business” is defined in these agreements as any business segment of Appleton (e.g., carbonless paper, thermal paper or other business segments) that: (a) produced more than 5% of the revenues of Appleton in the last full fiscal year prior to the executive’s termination; or (b) is projected to produce more than 5% of the revenues of Appleton in the fiscal year of the executive’s termination or in either of the two succeeding fiscal years following the executive’s termination. Executive officers shall be deemed not a shareholder of a company that would otherwise be a competing entity if the executive officer’s record and beneficial ownership of the capital stock of such company amount to not more than 1% of the outstanding capital stock of any such company subject to the periodic and other reporting requirements of Section 13 or Section 15(d) of the Exchange Act.

Other Retention Bonus. Appleton has entered into an agreement with Ms. Bolhous providing a bonus in the event Appleton sells the performance packaging segment. The agreement grants a lump-sum cash payment equal to Ms. Bolhous's annual base salary in exchange for her continued employment for ninety (90) days following the closing of any such sale transaction. In addition, Appleton has amended and restated Ms. Bolhous's Termination Protection Agreement to provide that a Change of Control and Assignment includes the sale of the performance packaging segment.

2008 Director Compensation

				Outstanding Deferred Compensation(3) (4)
Name	Fees Earned or Paid in Cash($)(1)	Deferred Compensation Awards ($)(2) (4)	Total ($)	Total Units	Total Value($)
Stephen P. Carter	65,000	35,000	100,000	3,406	72,991
Terry M. Murphy	55,000	35,000	90,000	1,713	36,710
Ronald A. Pace	55,000	35,000	90,000	3,406	72,991
Andrew F. Reardon	55,000	35,000	90,000	1,713	36,710
Susan Scherbel	60,000	35,000	95,000	3,406	72,991
Kathi P. Seifert	60,000	35,000	95,000	3,406	72,991

(1)
Non-employee directors are entitled to participate in the Company’s Nonqualified Excess Plan. Mr. Carter deferred $65,000 of his cash compensation into that plan, Mr. Murphy deferred $55,000, Ms. Scherbel deferred $60,000 and Mr. Pace deferred $55,000.

(2)
On January 2, 2008, each of the then non-employee directors were issued 523.8 deferred compensation units. On June 30, 2008, each of the then non-employee directors were issued 656.9 deferred compensation units. The amounts reflect the compensation costs recognized by Appleton for financial reporting purposes under SFAS 123R for long-term performance-based incentive plan units. The valuation methods and material assumptions used in determining the long-term performance-based incentive plan units value are discussed in detail in Note 16 of the Consolidated Financial Statements in Item 8, above. The Company has determined, using the guidance provided in SFAS 123R, that the deferred compensation units awarded are liabilities subject to remeasurement at each reporting date. It is policy to measure all liabilities incurred at intrinsic value.

(3)	Total Deferred Compensation earned and outstanding as of January 3, 2009. Excludes compensation deferred into the Nonqualified Excess Plan.
(4)	On January 2, 2009, each of the then non-employee directors were issued 816.6 deferred compensation units to be earned during the first six months of 2009.

Non-Employee Director Compensation. Cash compensation to directors of Appleton and PDC, who are not employees of Appleton, PDC or any of their subsidiaries, consists of $55,000 in annual retainer fees and $10,000 annually for serving as the chairman of the Audit Committee, $5,000 annually for serving as the chairman of the Compensation Committee or Governance Committee. Director fees are paid quarterly in advance of the services being provided. There are no separate fees paid for participation in committee or board meetings. There are no changes in fees for 2009.

Directors also receive deferred compensation of $35,000 awarded in units which track PDC common stock similar to Appleton’s Long-Term Incentive Plan for employees. Deferred compensation will be calculated and accrued for six-month calendar periods of service beginning January 1 and July 1 using the PDC common stock price determined by the ESOP trustee as of the ESOP valuation date coincident with or most recently preceding such date of payment. If a director ceases to be a director during the six-month period, both the cash and deferred compensation will be prorated for the time served as a director. The deferred compensation will be paid upon cessation of service as a director in five annual cash installments, with each installment equal to one-fifth of the director’s units and the first installment paid following the next semi-annual share price determination. The value of the installment payment will be determined by the PDC common stock price in effect at the time of payment.

Directors are also eligible to participate in Appleton’s Matching Gift Program in which Appleton matches contributions of up to $2,000 per year to eligible educational institutions, defined by the program as graduate and professional schools, universities, colleges, junior colleges and secondary schools in the United States which are accredited by national, regional or professional accrediting agencies. Annually, Appleton will match no more than $1,000 of an individual’s contributions to a secondary school foundation. Matching funds were provided for eligible gifts made by Mr. Carter $1,500; Ms. Scherbel $2,000 and Ms. Seifert $2,000.

No non-employee director has a compensation arrangement which differs from these standard compensation arrangements.

Mr. Carter serves as the Audit Committee Chair and Ms. Scherbel serves as the Governance Committee Chair. Ms. Seifert served as the Compensation Committee Chair in 2008. Beginning in January 2009, Mr. Pace serves as the Compensation Committee Chair.

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

The following table sets forth as of January 3, 2009, the number of shares, if any, allocated to the accounts of the directors, the named executive officers and the directors and executive officers as a group in Appleton Stock Fund of the KSOP.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent
Mark R. Richards	14,563	*
Thomas J. Ferree	12,470	*
Stephen P. Carter	— (2)	*
Terry M. Murphy	— (2)	*
Ronald A. Pace	— (2)	*
Andrew F. Reardon	— (2)	*
Susan Scherbel	— (2)	*
Kathi P. Seifert	— (2)	*
Sarah T. Macdonald	3,201	*
Kent E. Willetts	13,303	*
M. Kathleen Bolhous	7,765	*
Jeffrey J. Fletcher	1,452	*
Walter M. Schonfeld	10,104	*
Angela M. Tyczkowski	19,630	*
All directors and executive officers as a group (14 persons)	124,703	1.17%

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

(2)       Non-employee directors are not eligible to participate in the KSOP.

Item 13.	Certain Relationships and Related Transactions and Director Independence

None.

Item 14.	Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for both the audit of financial statements as of and for the years ended January 3, 2009 and December 29, 2007, and the review of the financial statements included in the Quarterly Reports on Form 10-Q and assistance with and review of documents filed with the SEC during those periods were $667,240 in fiscal 2008 and $559,700 in fiscal 2007. The aggregate fees billed by PricewaterhouseCoopers LLP for audit-related services were $55,800 in fiscal 2008 and $65,200 in fiscal 2007. The fiscal 2008 fees consist of consultations related to accounting for leases. The fiscal 2007 fees consist of consultations related to Sarbanes Oxley 404 requirements.

Tax Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for tax services were $117,240 in fiscal 2008 and $123,100 in fiscal 2007. The 2008 tax fees relate to tax compliance and consulting services related to the tax treatment of certain costs. The 2007 tax fees consist of tax compliance and consulting services primarily in the United Kingdom related to the discontinued operation.

All Other Fees. There are no other fees billed by PricewaterhouseCoopers LLP in fiscal 2008 and 2007.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

	Report of Independent Registered Public Accounting Firm	45

	Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007	46

	Consolidated Statements of Operations for the years ended January 3, 2009, December 29, 2007 and December 30, 2006	47

	Consolidated Statements of Cash Flows for the years ended January 3, 2009, December 29, 2007 and December 30, 2006	48

	Consolidated Statements of Redeemable Common Stock, Accumulated Deficit, Accumulated Other Comprehensive (Loss) Income and Comprehensive Income (Loss) for the years ended January 3, 2009, December 29, 2007 and December 30, 2006	49

	Notes to Consolidated Financial Statements	50

	SCHEDULE II – Valuation and Qualifying Accounts	124

(a)(2)	Exhibits.

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

4.5
First Supplemental Indenture, dated as of January 11, 2005, among Appleton Papers Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 8 1/8% Senior Notes due 2011. Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

4.6
Supplemental Indenture, dated as of January 11, 2005, among Appleton Papers Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 9 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

4.7
Second Supplemental Indenture, dated as of June 13, 2006, among Appleton Papers Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 8 1/8% Senior Notes due 2011. Incorporated by reference to Exhibit 4.1 to Appleton’s current report on Form 8-K filed on June 16, 2006.

4.8
Second Supplemental Indenture, dated as of June 13, 2006, among Appleton Papers Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 9 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.2 to Appleton’s current report on Form 8-K filed June 16, 2006.

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

4.11.1
First Amendment to Credit Agreement and Waiver, dated as of March 23, 2009, among Appleton Papers Inc., as the U.S. Borrower, Paperweight Development Corp. as Holdings certain subsidiaries of Holdings, as Guarantors, Bank of America, N.A. as Administrative Agent, swing line lender and L/C issuer, and Lenders as identified on the signature pages thereof.

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

10.13	Form of Termination Protection Agreement. (1)

10.14	Termination Protection Agreement Amended and Restated for Mark R. Richards dated effective December 17, 2008. (1)

10.15	Termination Protection Agreement Amendment for Kathleen T. Bolhous and Letter Agreement, dated effective December 31, 2008. (1)

10.16
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

10.20
Appleton Papers Retirement Savings and Employee Stock Ownership Plan effective September 19, 2006. Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. (1)

10.20.1
Resolution by Appleton’s ESOP Administrative Committee effective January 1, 2008, amending Appleton Papers Retirement Savings and Employee Stock Ownership Plan effective January 1, 2008. Incorporated by reference to Exhibit 10.19.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. (1)

10.21
Amended and restated Appleton Papers Inc. Retirement Plan approved December 5, 2007. Incorporated by reference to Exhibit 10.20.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. (1)

10.21.1
Resolution by Appleton’s Board of Directors dated December 5, 2007 amending Appleton Papers Inc. Retirement Plan effective January 1, 2008. Incorporated by reference to Exhibit 10.20.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. (1)

10.21.2	Amendment to the Appleton Papers Inc. Retirement Plan, effective December 19, 2008. (1)

10.22	Form of Non-Employee Director Deferred Compensation Agreement. Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006. (1)

10.23	Appleton Papers Inc. Long-Term Incentive Plan, as amended and restated, effective as of January 1, 2009. (1)

10.24	Appleton Papers Inc. Long-Term Performance Cash Plan, amended and restated, effective January 1, 2009. (1)

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Paperweight Development Corp.

31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Thomas J. Ferree, Vice President Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.4	Certification of Thomas J. Ferree, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Ferree, Vice President Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Thomas J. Ferree, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

(1)	Management contract or compensatory plan or arrangement.

Certain exhibits and schedules to the agreements filed herewith have been omitted. Such exhibits and schedules are described in the agreements and are not material. The Registrants hereby agree to furnish to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits or schedule

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLETON PAPERS INC.

By:	/s/ Mark R. Richards
Mark R. Richards President and Chief Executive Officer
Date:	March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ MARK R. RICHARDS Mark R. Richards	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 27, 2009

/s/ THOMAS J. FERREE Thomas J. Ferree	Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 27, 2009

/s/ JEFFREY J. FLETCHER Jeffrey J. Fletcher	Controller (Principal Accounting Officer)	March 27, 2009

/s/ STEPHEN P. CARTER Stephen P. Carter	Director	March 27, 2009

/s/ TERRY M. MURPHY	Director	March 27, 2009
Terry M. Murphy

/s/ RONALD A. PACE Ronald A. Pace	Director	March 27, 2009

/s/ ANDREW F. REARDON	Director	March 27, 2009
Andrew F. Reardon

/s/ KATHI P. SEIFERT Kathi P. Seifert	Director	March 27, 2009

/s/ SUSAN SCHERBEL Susan Scherbel	Director	March 27, 2009

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been provided to security holders covering the registrant’s fiscal year 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.

By:	/s/ Mark R. Richards
Mark R. Richards President and Chief Executive Officer
Date:	March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ MARK R. RICHARDS Mark R. Richards	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 27, 2009

/s/ THOMAS J. FERREE Thomas J. Ferree	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 27, 2009

/s/ JEFFREY J. FLETCHER Jeffrey J. Fletcher	Assistant Treasurer and Controller (Principal Accounting Officer)	March 27, 2009

/s/ STEPHEN P. CARTER Stephen P. Carter	Director	March 27, 2009

/s/ TERRY M. MURPHY	Director	March 27, 2009
Terry M. Murphy

/s/ RONALD A. PACE Ronald A. Pace	Director	March 27, 2009

/s/ ANDREW F. REARDON	Director	March 27, 2009
Andrew F. Reardon

/s/ KATHI P. SEIFERT Kathi P. Seifert	Director	March 27, 2009

/s/ SUSAN SCHERBEL Susan Scherbel	Director	March 27, 2009

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been provided to security holders covering the registrant’s fiscal year 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON
FINANCIAL STATEMENT SCHEDULE

To the Shareholder and Board of Directors of Paperweight Development Corp. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated March 27, 2009 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 27, 2009

SCHEDULE II—Valuation and Qualifying Accounts
(dollars in thousands)

Allowance for Losses on Accounts Receivable	Balance at Beginning of Period	Acquisition of Business	Charged to Costs and Expenses	Amounts Written Off Less Recoveries	Balance at End of Period
December 30, 2006	$1,279	$--	$895	$(127)	$2,047
December 29, 2007	$2,047	$--	$894	$(1,461)	$1,480
January 3, 2009	$1,480	$--	$600	$(255)	$1,825

Inventory Reserve
December 30, 2006	$3,887	$--	$3,683	$(1,978)	$5,592
December 29, 2007	$5,592	$--	$659	$(2,515)	$3,736
January 3, 2009	$3,736	$--	$1,867	$(1,122)	$4,481

The amounts above do not include Bemrose since it has been reclassified as discontinued operations. Its period-end balance of allowance for losses on accounts receivable was $353 and $752 for 2007 and 2006, respectively. Its period-end inventory reserve was $1,598 and $1,778 for 2007 and 2006, respectively.

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of a schedule or because the information required is included in the consolidated financial statements of PDC or the notes thereto or the schedules are not required or are inapplicable under the related instructions.