Form 10-Q
period 2009-05-06
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2009-05-14
CIK 1144326, 1166365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 5, 2009

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes      No  

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

As of May 1, 2009, 10,640,818 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of May 1, 2009, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Documents incorporated by reference: None.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INDEX

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)
	April 5, 2009	January 3, 2009
ASSETS
Current assets
Cash and cash equivalents	$4,857	$4,180
Accounts receivable, less allowance for doubtful accounts of $3,308 and $1,825, respectively	101,103	92,029
Inventories	129,311	130,053
Other current assets	48,793	46,239
Total current assets	284,064	272,501

Property, plant and equipment, net of accumulated depreciation of $412,621 and $398,683, respectively	436,288	445,671
Goodwill	10,601	10,601
Intangible assets, net	71,979	72,939
Environmental indemnification receivable	99,930	114,300
Other assets	15,296	13,909

Total assets	$918,158	$929,921

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$5,390	$5,455
Accounts payable	47,095	62,538
Accrued interest	9,610	3,628
Other accrued liabilities	80,080	84,142
Total current liabilities	142,175	155,763

Long-term debt	617,644	598,598
Postretirement benefits other than pension	45,504	45,364
Accrued pension	110,639	109,532
Environmental liability	99,930	114,300
Other long-term liabilities	8,076	13,309
Commitments and contingencies (Note 13)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 10,643,361 and 10,643,894, respectively	147,392	147,874
Accumulated deficit	(158,017)	(159,650)
Accumulated other comprehensive loss	(95,185)	(95,169)
Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$918,158	$929,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands)

	April 5, 2009	March 30, 2008

Net sales	$212,550	$236,612

Cost of sales	170,809	181,690

Gross profit	41,741	54,922

Selling, general and administrative expenses	34,318	44,618

Operating income	7,423	10,304

Other expense (income)
Interest expense	11,392	11,074
Debt extinguishment income, net	(5,380)	-
Interest income	(16)	(181)
Litigation settlement, net (Note 13)	-	(22,233)
Foreign exchange loss	279	232

Income from continuing operations before income taxes	1,148	21,412

(Benefit) provision for income taxes	(15)	37

Income from continuing operations	1,163	21,375

Discontinued operations
Income from discontinued operations, net of income taxes	-	25

Net income	$1,163	$21,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands)
	April 5, 2009	March 30, 2008
Cash flows from operating activities:
Net income	$1,163	$21,400
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	14,429	13,428
Amortization of intangible assets	960	1,367
Impairment of discontinued operations goodwill and long-lived assets	-	(1,031)
Amortization of financing fees	569	580
Employer 401(k) noncash matching contributions	1,147	1,869
Foreign exchange loss	279	14
Loss on disposals of equipment	32	513
Accretion of capital lease obligation	21	32
Litigation settlement, net	-	(22,233)
Gain on debt extinguishment	(5,380)	-
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(9,468)	12,901
Inventories	862	(22,571)
Other current assets	(2,537)	751
Accounts payable and other accrued liabilities	3,549	(7,290)
Restructuring reserve	(1,468)	(169)
Accrued pension	1,364	(1,736)
Fox River liabilities, net	-	(4,506)
Other, net	(5,214)	2,522

Net cash provided (used) by operating activities	308	(4,159)

Cash flows from investing activities:
Proceeds from sale of equipment	9	3
Additions to property, plant and equipment	(4,745)	(26,007)

Net cash used by investing activities	(4,736)	(26,004)

Cash flows from financing activities:
Payments of senior secured notes payable	(562)	(562)
Payments of senior subordinated secured notes payable	(1,687)	-
Debt acquisition costs	(2,685)	-
Payments relating to capital lease obligation	(182)	(183)
Proceeds from revolving credit facility	43,850	29,300
Payments of revolving credit facility	(16,050)	(19,300)
Payments of State of Ohio loan	(200)	-
Payments of secured financing	(557)	-
Proceeds from issuance of redeemable common stock	-	330
Payments to redeem common stock	(12)	(49)
Decrease in cash overdraft	(16,810)	(1,916)

Net cash provided by financing activities	5,105	7,620

Effect of foreign exchange rate changes on cash and cash equivalents	-	(254)
Change in cash and cash equivalents	677	(22,797)
Cash and cash equivalents at beginning of period	4,180	44,838

Cash and cash equivalents at end of period	$4,857	$22,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE (LOSS)
INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Comprehensive Income

Balance, January 3, 2009	10,643,894	$147,874	$(159,650)	$(95,169)

Comprehensive income:
Net income	-	-	1,163	-	$1,163
Changes in retiree plans, net	-	-	-	(288)	(288)
Realized and unrealized gain on derivatives	-	-	-	272	272
Total comprehensive income					$1,147
Redemption of redeemable common stock	(533)	(12)	-	-
Accretion of redeemable common stock	-	(470)	470	-

Balance, April 5, 2009	10,643,361	$147,392	$(158,017)	$(95,185)

Balance, December 29, 2007	11,116,751	$182,040	$(80,086)	$3,679

Comprehensive income:
Net income	-	-	21,400	-	$21,400
Changes in retiree plans, net	-	-	-	(36)	(36)
Foreign currency translation adjustment	-	-	-	35	35
Realized and unrealized loss on derivatives	-	-	-	(2,960)	(2,960)
Total comprehensive income					$18,439
Issuance of redeemable common stock	9,881	330	-	-
Redemption of redeemable common stock	(1,460)	(49)	-	-
Accretion of redeemable common stock	-	2,806	(2,806)	-

Balance, March 30, 2008	11,125,172	$185,127	$(61,492)	$718

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.        BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three months ended April 5, 2009 and March 30, 2008, the cash flows for the three months ended April 5, 2009 and March 30, 2008 and financial position at April 5, 2009 have been made. All adjustments made were of a normal recurring nature.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes of Paperweight Development Corp. (“PDC”) and its wholly-owned subsidiaries (collectively the “Company”) for each of the three years in the period ended January 3, 2009, which are included in the annual report on Form 10-K for the year ended January 3, 2009. The consolidated balance sheet data as of January 3, 2009, contained within these condensed financial statements, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Appleton Papers Inc. (“Appleton”) is a wholly-owned subsidiary of PDC.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. On the Condensed Consolidated Statement of Operations for the three months ended March 30, 2008, revenue associated with government contracts of $0.4 million has been reclassified from selling, general and administrative expenses to net sales. This reclassification had no effect on net income. This $0.4 million of revenue is included in the coated solutions segment net sales as presented in Note 18, Segment Information. The corresponding operating income of $44,000 has been reclassified out of unallocated corporate charges and business development costs and included in the coated solutions segment operating income (loss) of this same Note 18.

2.        DISCONTINUED OPERATIONS/SALE OF BUSINESS

Late in 2007, Appleton committed to a formal plan to sell Bemrose Group Limited (“Bemrose”), its secure and specialized print services business based in Derby, England. After conducting a strategic review in the fourth quarter of 2007, Appleton decided to focus its attention and expand its leadership positions in its core businesses. The operating results of Bemrose for the three months ended March 30, 2008 are reported separately as discontinued operations. For the three months ended March 30, 2008, Bemrose recorded net sales of $22.8 million and income before income taxes of $25,000.

On August 1, 2008, Appleton completed the sale of Bemrose receiving $3.9 million of cash and $6.4 million of notes receivable to be settled within 75 and 180 days after closing. The first tranche of notes receivable was paid in November 2008, however, due to continuing difficult business conditions in Bemrose markets, Appleton established a $1.5 million reserve against the $3.0 million remaining principal and interest of the notes receivable at year-end 2008.

3.        GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. The carrying amount of goodwill as of April 5, 2009 and January 3, 2009 was $10.6 million and was assigned entirely to the performance packaging segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The Company’s other intangible assets consist of the following (dollars in thousands):

	As of April 5, 2009		As of January 3, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$49,255	$19,562	$49,255	$18,980
Patents	30,979	30,696	30,979	30,643
Customer relationships	26,024	6,890	26,024	6,565
Non-compete agreements	932	928	932	928
Subtotal	107,190	$58,076	107,190	$57,116
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$130,055		$130,055

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

Amortization expense for the three months ended April 5, 2009 approximated $1.0 million. Amortization expense for the three months ended March 30, 2008 approximated $1.4 million.

4.        RESTRUCTURING AND OTHER CHARGES

Due to the impact of the economic downturn on the business, salaried employment was reduced by 72 during December 2008. In addition, due to a shift of production from the Appleton, Wisconsin plant to the West Carrollton, Ohio paper mill and the impact of the economic downturn on the business, production headcount was reduced by 127. As a result, the Company recorded $2.6 million of restructuring and other charges, for employee termination benefits, during 2008.

The table below summarizes the restructuring reserve included in the consolidated balance sheets at April 5, 2009 and January 3, 2009 (dollars in thousands):

	January 3, 2009	2009 Additions	2009	April 5, 2009
	Reserve	to Reserve	Utilization	Reserve
			$	$
U.S. employee termination benefits	$ 2,138	$ -	(1,468)	670

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5.         INVENTORIES

Inventories consist of the following (dollars in thousands):

	April 5, 2009	January 3, 2009

Finished goods	$72,199	$72,855
Raw materials, work in process and supplies	71,388	72,196
	143,587	145,051
Inventory reserve	(3,759)	(4,481)
	139,828	140,570
LIFO reserve	(10,517)	(10,517)
	$129,311	$130,053

Stores and spare parts inventory balances of $23.7 million and $23.2 million at April 5, 2009 and January 3, 2009, respectively, are valued at average cost and are included in raw materials, work in process and supplies. Inventories valued using the FIFO method approximate 13% of the Company’s total inventory balance at both April 5, 2009, and January 3, 2009.

6.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	April 5, 2009	January 3, 2009
Land and improvements	$10,099	$10,071
Buildings and improvements	134,915	134,761
Machinery and equipment	654,626	653,543
Software	32,958	32,788
Capital lease	4,764	4,764
Construction in progress	11,547	8,427
	848,909	844,354
Accumulated depreciation/amortization	(412,621)	(398,683)
	$436,288	$445,671

Depreciation expense for the three months ended April 5, 2009 and March 30, 2008 consists of the following (dollars in thousands):

	For the Three Months Ended April 5, 2009	For the Three Months Ended March 30, 2008
Cost of sales	$12,761	$11,552
Selling, general and administrative expenses	1,668	1,876
	$14,429	$13,428

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7.        OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	April 5, 2009	January 3, 2009
Deferred debt issuance costs	$12,651	$10,968
Other	2,645	2,941
	$15,296	$13,909

8.        OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	April 5, 2009	January 3, 2009
Payroll and bonus	$7,880	$5,030
Trade discounts	13,841	18,537
Workers’ compensation	4,072	4,489
Accrued insurance	1,971	1,744
Other accrued taxes	1,083	1,901
Postretirement benefits other than pension	3,329	3,329
Fox River Liabilities	37,700	37,700
Restructuring reserve	670	2,138
Other	9,534	9,274
	$80,080	$84,142

9.        NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) 157 “Fair Value Measurements.” This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact, if any, on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact, if any, on its financial statements.

In December 2008, the Financial Accounting Standards Board (“FASB’) issued FASB Staff Position FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets,” which amends SFAS 132 (Revised 2003), “Employers’ Disclosures about Pension and Other Postretirement Benefits,” to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This pronouncement is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions are not required for earlier periods as presented for comparative purposes. Earlier application of the provisions is permitted. The Company does not believe adoption will have a material impact on its consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. These provisions are effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company has adopted SFAS 161 during its first quarter 2009. The principal impact to the Company was to require the expansion of its disclosures regarding derivative instruments.

In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations.” SFAS 141R requires that an acquiring entity recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for acquisition costs, non-controlling interests, contingent liabilities, in-process research and development, restructuring costs and income taxes. In addition, it also requires a substantial number of new disclosure requirements. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted SFAS 141R during the first quarter of 2009. The adoption did not have a material impact on its consolidated financial statements.

10.      EMPLOYEE BENEFITS

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

Pension Benefits	For the Three Months Ended April 5, 2009	For the Three Months Ended March 30, 2008
Net periodic benefit cost
Service cost	$1,458	$1,538
Interest cost	4,909	4,488
Expected return on plan assets	(5,200)	(5,186)
Amortization of prior service cost	135	48
Amortization of actuarial loss	122	-
Net periodic benefit cost	$1,424	$888

Effective January 1, 2008, the Company amended the Appleton Papers Inc. Retirement Plan (the “Plan”) to provide that no individuals hired or re-hired on or after January 1, 2008, shall be eligible to participate in the Plan. Also, plan benefits accrued under the Plan were frozen as of April 1, 2008, with respect to Plan participants who elected to participate effective April 1, 2008, in a “Mandatory Profit Sharing Contribution” under the Appleton Papers Inc. Retirement Savings and Employee Stock Ownership Plan (the “KSOP”) or will be frozen as of January 1, 2015, in the case of any other Plan participants.

The Company expects to contribute approximately $10 million to its U.S. pension plan in fiscal 2009 for plan year 2008. No contributions were made to the pension plan during first quarter 2009.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

11.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended April 5, 2009	For the Three Months Ended March 30, 2008
Net periodic benefit cost
Service cost	$185	$232
Interest cost	767	770
Amortization of prior service cost	(545)	(539)
Amortization of actuarial loss	-	1
Net periodic benefit cost	$407	$464

12.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appleton Papers Inc. Long-Term Incentive Plan. In July 2002, the Company adopted the Appleton Papers Canada Ltd. Share Appreciation Rights Plan. These plans provide officers and key employees the opportunity to be awarded phantom units, the value of which is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) prior to the grant date or the exercise date, as applicable. As of January 3, 2009, the fair market value of one share of PDC common stock was $21.43. During the first quarter of 2009, 473,000 new phantom units were issued under the Appleton Papers Inc. Long-Term Incentive Plan at a share price of $21.43. There was no expense recorded for this plan during the three months ended April 5, 2009 and March 30, 2008.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of phantom units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of units to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as established under the terms of the ESOP as of the prior December 31 and June 30, respectively. This deferred compensation vests coincidental with the board member’s continued service on the board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. Approximately $0.1 million was recorded as expense related to this plan for each of the three-month periods ended April 5, 2009 and March 30, 2008.

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

The EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River. The PRPs have initiated remediation work under a work plan and are negotiating to reach a funding arrangement to enable the work plan to be implemented.

Appleton and NCR filed a lawsuit in January 2008 in federal court against various defendants, including other PRPs and certain municipalities in an effort to require contribution to the cost of cleaning up PCB-contaminated sediment in the Fox River.

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

Appleton’s Liability. CERCLA imposes liability on parties responsible for, in whole or in part, the presence of hazardous substances at a site. Superfund-liable parties can include both current and prior owners and operators of a facility. While any PRP may be held liable for the entire cleanup of a site, the final allocation of liability among PRPs generally is determined by negotiation, litigation or other dispute resolution processes.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Accordingly, Appleton has recorded a reserve for its potential liability for the Lower Fox River. At January 3, 2009, this reserve was $152.0 million. During first quarter 2009, $14.4 million of payments were made from the reserve. This resulted in a remaining reserve of $137.6 million as of April 5, 2009, of which $37.7 million is recorded in other accrued liabilities and $99.9 million is recorded as a long-term environmental liability.

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

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million in satisfaction of its unindemnified portion of the Fox River Liabilities. AWA has paid $102.0 million in connection with Fox River Liabilities through first quarter 2009. At April 5, 2009, the total indemnification receivable from AWA was $137.6 million, of which $37.7 million is recorded in other current assets and $99.9 million is recorded as an environmental indemnification receivable.

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy provides up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. At April 5, 2009, the policy had $148.0 million of remaining coverage which is sufficient to cover Appleton’s currently estimated share of the Fox River Liabilities. AWA’s obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009. The insurers have appealed the final judgment. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation.

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

Litigation Settlement

In 1996, after being named as a defendant in a lawsuit, Appleton notified its insurance carriers of a coverage claim under policies in effect at the time. The lawsuit ultimately was resolved and Appleton recovered expenses from three of four insurers. The fourth insurer disputed coverage for its share of previously incurred costs. As a result, Appleton filed a lawsuit against the insurer. In 2007, a Wisconsin state appellate court issued an order estopping the insurer from denying its obligation to cover Appleton. Pursuant to a judgment in favor of Appleton which was entered in March 2008, and subsequent settlement negotiations with the insurer, Appleton recorded $22.2 million of income, net of fees. These proceeds were received in April 2008.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

14.      EMPLOYEE STOCK OWNERSHIP PLAN

    Appleton’s matching contributions charged to expense were $1.1 million and $1.9 million for the three months ended April 5, 2009 and March 30, 2008, respectively. The first quarter 2009 matching contribution of $1.1 million will be made to the Company Stock Fund upon receipt of the corresponding employee deferrals to be received from the ESOP trustee at the end of second quarter 2009. As a result of hardship withdrawals, 533 shares of PDC redeemable common stock were repurchased at an aggregate price of approximately $12,000 during first quarter 2009.

Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of April 5, 2009. Due to a reduction in the December 31, 2008 share price, redeemable common stock accretion was reduced by $0.5 million for the three months ended April 5, 2009. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $228 million was determined. The redeemable common stock recorded book value as of April 5, 2009 was $147 million, which leaves a remaining unrecognized liability to be accreted of approximately $81 million.

15.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

The Company selectively uses financial instruments to manage some market risk from changes in interest rates or foreign currency exchange rates. The fair values of all derivatives are recorded in the consolidated balance sheet. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive loss ("AOCI"), depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

The Company selectively hedges forecasted transactions, that are subject to foreign currency exchange exposure, by using forward exchange contracts to reduce its cash flow exposure to foreign currency fluctuations associated with its anticipated cash flows. These instruments are designated as cash flow hedges in accordance with SFAS 133 and are recorded in the consolidated balance sheet at fair value. The effective portion of the contracts’ gains or losses, due to changes in fair value, are initially recorded as a component of accumulated other comprehensive loss and are subsequently reclassified into earnings when the underlying transactions occur and affect earnings. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions is $5.4 million as of April 5, 2009.

    In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. This interest rate swap was being accounted for as a cash flow hedge. As discussed in Note 16, Long-Term Obligations, the covenant violation at January 3, 2009 and subsequent waiver and amendment in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the interest rate swap contract. As amended, the senior secured credit facilities contain interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, this derivative is no longer designated as a hedging instrument under SFAS 133.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

    The following table presents the location and fair values of derivative instruments included in the Company’s condensed consolidated balance sheet at April 5, 2009 (dollars in thousands):

	April 5, 2009

	Derivatives Designated	Derivatives Not Designated
	as Hedging Instruments	as Hedging Instruments
	under SFAS 133	under SFAS 133
Other current liabilities
Foreign currency exchange derivatives	$57	$-

Other long-term liabilities
Interest rate swap contract	-	4,548
Total liabilities	$57	$4,548

The following table presents the location and amount of gains on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Operations for the three months ended April 5, 2009 and losses initially recognized in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet at April 5, 2009 (dollars in thousands):

	As of April 5, 2009	For the three months ended April 5, 2009

	Effective Portion	Effective Portion	Effective Portion
	Amount of Loss	Location of Gain	Amount of Gain
Derivatives in SFAS 133 Cash	Recognized in	Reclassified from AOCI	Reclassified from
Flow Hedging Relationships	AOCI on Derivative	into Income	AOCI into Income
Foreign currency exchange derivatives	$ 33	Net sales	$ 32

For the three months ended April 5, 2009

Derivatives Not Designated as			Amount of Gain
Hedging Instruments	Location of Gain Recognized in		Recognized in Income
under SFAS 133	Income on Derivative		on Derivative
Interest rate swap contract	Interest expense		$ 204

For a discussion of the fair value of financial instruments, see Note 17, Fair Value of Financial Instruments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

16.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	April 5, 2009	January 3, 2009
Senior secured variable rate notes payable at LIBOR, but not less than 2.0%, plus 4.5%, $563 due quarterly with $212,062 due June 2013. At January 3, 2009 the notes were at LIBOR plus 1.75%, $563 due quarterly with $209,812 due June 2014.	$221,063	$221,625
Secured term note payable at 14.25%, approximately $300 due monthly with $6,831 due December 2013. At January 3, 2009 the note was at 12.5%, approximately $200 due monthly with $6,943 due December 2013.	21,257	21,814
Revolving credit facility at LIBOR, but not less than 2.0%, plus 4.5%. At January 3, 2009 the revolving credit facility was at LIBOR plus 2.0%.	111,534	83,734
	353,854	327,173
Less obligations due within one year	(4,575)	(4,640)
	349,279	322,533
Secured variable rate industrial development bonds, 0.8% average interest rate at April 5, 2009, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final payment due May 2017	8,580	8,780
Less obligations due within one year	(815)	(815)
	7,765	7,965
Senior notes payable at 8.125%, due June 2011	109,450	109,450
Senior subordinated notes payable at 9.75%, due June 2014	142,500	150,000

During first quarter 2009, Appleton purchased $7.5 million, plus interest, of the 9.75% senior subordinated notes payable due June 2014. As these senior subordinated notes were purchased at a price less than face value, the Company recorded a $5.8 million gain on this purchase. Also as a result of this purchase, $0.3 million of deferred debt issuance costs were written off, resulting in a net gain of $5.5 million.

During first quarter 2009, Appleton made mandatory debt repayments of $1.3 million, plus interest, on its senior secured variable rate notes payable, secured term note payable and State of Ohio assistance loan. Appleton also borrowed $43.9 million and repaid $16.1 million against its revolving credit facility, leaving an outstanding balance of $111.5 million that the Company has the ability and intent to finance on a long-term basis. Approximately $14.9 million of the revolving credit facility was used to support outstanding letters of credit. At April 5, 2009, there was approximately $23.6 million of unused borrowing capacity under the $150 million revolving credit facility for working capital and other corporate purposes. A commitment fee of 0.5% per annum is assessed on the unused borrowing capacity.

    Appleton’s senior secured credit facilities and senior secured term note payable contain provisions that require Appleton to maintain specified financial ratios. Prior to the waivers and amendments discussed below, the most restrictive limitations were quarter-end debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than a 4.50 to 1.00 ratio as such terms are defined in the debt agreements. As a result of the significant downturn in Appleton’s business markets and the resulting loss reported for the three months ended January 3, 2009, Appleton was not in compliance with the leverage ratio covenant at January 3, 2009, which constituted events of default under the debt agreements. In order to waive the events of default existing at January 3, 2009, under the senior secured credit facilities and the senior secured term note payable, and to amend other provisions of the agreements, Appleton and its lenders entered into the following agreements in March 2009.

•        First Amendment to the senior secured credit facilities
•        First Amendment to the senior secured term note payable

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

    Under the First Amendment to the senior secured credit facilities, Appleton will pay interest rates equal to LIBOR, but not less than 2 percent, plus 450 basis points for any amounts outstanding on the senior secured variable rate notes payable and, interest rates initially equal to LIBOR, but not less than 2 percent, plus 450 basis points for any amounts outstanding on the revolving credit facility. The First Amendment to the senior secured credit facilities provides a grid under which the interest rates payable, for amounts outstanding on the revolving credit facility, may be reduced, based on measures of Appleton’s total leverage as defined in the senior secured credit facilities. Under the First Amendment to the senior secured term note payable, Appleton will pay an interest rate of 14.25 percent on the senior secured term note payable. For accounting purposes, the amendments to the senior secured credit facilities and the senior secured term note payable were treated as debt modifications. The Company paid $2.7 million of fees to the creditors in conjunction with the amendment to the senior secured credit facilities. These debt issuance costs will be amortized over the term of the modified agreement along with pre-existing unamortized debt issuance costs as an adjustment to interest expense over the remaining term of the modified agreement. Unamortized debt issuance costs of $0.1 million, relating to the revolving credit facility, were written off.

    Pursuant to the terms of the First Amendment to the senior secured credit facilities:

•	The maturity date for the revolving credit facility will be June 5, 2012, and the maturity date for the senior secured variable rate notes payable will be June 5, 2013;
•	Appleton will be permitted up to $35 million of capital expenditures in 2009 and up to $40 million of capital expenditures in 2010, with no limit in 2011or thereafter;
•	Appleton may not make acquisitions until December 31, 2010;
•	Other restrictions are imposed on liens, indebtedness, investments, restricted payments and note repurchases;
•	Mandatory prepayments are increased from 50% to 75% of excess cash flow as defined in the senior secured credit facilities;
•	Financial covenants are modified to increase the total leverage ratio, to eliminate the interest coverage ratio, to add a senior secured leverage ratio, and to add a fixed charge coverage ratio, all as defined in the senior secured credit facilities and the First Amendment to the senior secured credit facilities.

    In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. Also during first quarter 2008, Appleton fixed the interest rate, at 5.4%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. As discussed below, one of the swap contracts was terminated in February 2009. The covenant violation at January 3, 2009 and subsequent waiver and amendment, in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the two interest rate swap contracts that were placed in 2008. As amended, the senior secured credit facilities contain interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, Appleton concluded it was remote that the original forecasted transactions would occur as originally documented and reclassified as a charge against 2008 earnings, within interest expense, $9.4 million of swap losses originally classified in other comprehensive loss. The covenant violation also triggered an event of default pursuant to a cross-default provision under one of the interest rate swap contracts. As a result of the cross-default, the counterparty elected to terminate the swap contract. In February 2009, Appleton and the counterparty resolved Appleton’s obligation under the swap contract with an agreement to pay $4.7 million over the nine-month period ending October 2009. During first quarter 2009, Appleton paid $1.5 million in accordance with the termination agreement thereby reducing its liability to $3.2 million as of April 5, 2009. The remaining swap contract is expected to remain in place and future fluctuations in market value will be reflected as adjustments to interest expense. As of April 5, 2009, the remaining swap contract was recorded as a long-term liability of $4.5 million based on a fair value measurement using Level 2 inputs as described in SFAS 157, "Fair Value Measurements." The fair value of the interest rate swap derivative is primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine the discounted cash flows. In comparison to the fair value reported at fiscal year-end 2008, the current fair value of this long-term liability is $0.2 million lower, with this change recorded in interest expense on the Condensed Consolidated Statement of Operations for the three months ended April 5, 2009.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The senior secured credit facilities, as amended, senior secured term note payable, as amended, senior notes and senior subordinated notes contain affirmative and negative covenants. In general, the covenants contained in the senior credit facilities, as amended, are more restrictive than those of the senior notes and senior subordinated notes. Among other restrictions, the covenants contained in the senior credit facilities, as amended, and senior secured term note payable, as amended, require Appleton to meet specified financial tests, including leverage and fixed charge coverage ratios, which become more restrictive over the term of the debt.

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

The senior secured credit facilities, as amended, are unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than two small foreign subsidiaries. In addition, they are secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The senior secured term note payable, as amended, is unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by a lien on specified manufacturing equipment located in Appleton’s paper mill in West Carrollton, Ohio. The senior notes and senior subordinated notes are unconditionally guaranteed by PDC, C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited, HBGI Holdings Limited and New England Extrusion Inc.

As of April 5, 2009, Appleton was in compliance with its various amended covenants. Based on Appleton’s forecasted operating results, which include the fuel credit as of February 2009, and related debt reductions, Appleton has projected compliance with all covenants for the next twelve-month period. Appleton’s ability to comply with the financial covenants in the future depends on further debt reduction and achieving forecasted operating results, which have become more difficult to project in the current economic environment. Given the uncertain global economies, continued constraints in the credit markets and other market uncertainties, there are various scenarios, including a reduction from forecasted operating results, under which Appleton could violate its financial covenants during 2009. Appleton’s failure to comply with such covenants or an assessment that it is likely to fail to comply with such covenants, could also lead Appleton to seek amendments to or waivers of the financial covenants contained in the senior secured credit facilities and senior secured term note payable. Appleton cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants contained in the senior secured credit facilities and senior secured term note payable. Any such amendment to or waiver of the covenants would likely involve upfront fees, higher annual interest costs and other terms less favorable to the Company than those currently in the senior secured credit facilities and senior secured term note payable. In the event the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

17.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	April 5, 2009		January 3, 2009
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
Senior subordinated notes payable	$142,500	$27,075	$150,000	$80,250
Senior notes payable	109,450	66,217	109,450	75,521
Senior credit facilities	221,063	160,271	221,625	162,894
Senior secured debt	21,257	21,257	21,814	21,814
Revolving credit facility	111,534	111,534	83,734	83,734
State of Ohio assistance loan	8,580	7,932	8,780	7,978
Industrial development bonds	8,650	8,650	8,650	8,650
	$623,034	$402,936	$604,053	$440,841
Lease obligation	$1,149	$1,149	$1,311	$1,311
Interest rate swap derivatives	$4,548	$4,548	$9,446	$9,446

The senior subordinated notes payable and the senior notes payable are traded in public markets and, therefore, the fair value was determined based on quoted market prices. The senior credit facilities are traded in interbank markets and, therefore, the fair value was determined based on quoted market prices. As the proceeds of the senior secured debt were received in November 2008, and the proceeds represented current market conditions, and since the debt agreement was amended during March 2009, it was determined that the fair market value of this debt at April 5, 2009 would not be materially different. The fair value of the State of Ohio assistance loan was determined based on current rates for similar financial instruments of the same remaining maturity and similar terms. The industrial development bonds have a variable interest rate that reflects current market terms and conditions. The fair value of the lease obligation was determined based on current rates available to the Company for financial instruments of the same remaining maturity and similar terms. The fair value of the interest rate swap derivative is primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine the discounted cash flows that result in a measurement that is classified as Level 2 under SFAS 157.

18.      SEGMENT INFORMATION

    The Company’s four reportable segments are as follows: coated solutions, thermal papers, security papers and performance packaging. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, business development costs not associated with specific segments, interest income, interest expense, debt extinguishment income and expense, foreign currency gains and losses and the nonrecurring litigation settlement.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The Company does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three Months Ended April 5, 2009	For the Three Months Ended March 30, 2008
Net sales
Technical Papers
Coated solutions	$113,303	$137,920
Thermal papers	65,030	63,028
Security papers	10,273	8,664
	188,606	209,612

Performance packaging	23,944	27,000
Total	$212,550	$236,612
Operating income (loss)
Technical Papers
Coated solutions	$10,859	$9,376
Thermal papers	(3,516)	2,329
Security papers	1,617	768
	8,960	12,473

Performance packaging	344	1,463
Unallocated corporate charges and business development costs	(1,881)	(3,632)
Total	$7,423	$10,304

Depreciation and amortization
Technical Papers
Coated solutions	$8,099	$9,115
Thermal papers	4,887	3,216
Security papers	695	761
	13,681	13,092

Performance packaging	1,602	1,687
Unallocated corporate charges	106	16
Total	$15,389	$14,795

No restructuring expense was recorded during the three-month periods ended April 5, 2009 and March 30, 2008.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

19.      GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior notes and senior subordinated notes (the “Notes”) which have been guaranteed by PDC (the “Parent Guarantor”), C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited, HBGI Holdings Limited and New England Extrusion Inc., each of which is a wholly-owned subsidiary of Appleton (the “Subsidiary Guarantors”). These guarantees are full, unconditional and joint and several. Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited and Bemrose Security & Promotional Printing Limited were Subsidiary Guarantors that were classified as discontinued operations during 2008 and disposed of in third quarter 2008 as discussed in Note 2 to the Condensed Consolidated Financial Statements.

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a wholly-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of April 5, 2009 and January 3, 2009, and for the three months ended April 5, 2009 and March 30, 2008. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
APRIL 5, 2009
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$4,524	$1	$332	$-	$4,857
Accounts receivable, net	-	84,594	11,554	4,955	-	101,103
Inventories	-	112,675	14,202	2,434	-	129,311
Other current assets	37,700	8,906	2,015	172	-	48,793
Total current assets	37,700	210,699	27,772	7,893	-	284,064

Property, plant and equipment, net	-	408,256	28,020	12	-	436,288
Investment in subsidiaries	150,820	124,933	-	-	(275,753)	-
Other assets	99,942	67,769	30,055	40	-	197,806
Total assets	$288,462	$811,657	$85,847	$7,945	$(275,753)	$918,158

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$5,390	$-	$-	$-	$5,390
Accounts payable	-	46,093	897	105	-	47,095
Due to (from) parent and affiliated companies	394,272	(360,006)	(30,880)	(3,386)	-	-
Other accrued liabilities	-	87,567	1,289	834	-	89,690
Total current liabilities	394,272	(220,956)	(28,694)	(2,447)	-	142,175

Long-term debt	-	617,644	-	-	-	617,644
Other long-term liabilities	-	264,149	-	-	-	264,149
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	(105,810)	150,820	114,541	10,392	(275,753)	(105,810)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$288,462	$811,657	$85,847	$7,945	$(275,753)	$918,158

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
JANUARY 3, 2009
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$2,111	$65	$2,004	$-	$4,180
Accounts receivable, net	-	73,738	12,868	5,423	-	92,029
Inventories	-	113,406	14,658	1,989	-	130,053
Other current assets	37,700	6,343	1,993	203	-	46,239
Total current assets	37,700	195,598	29,584	9,619	-	272,501

Property, plant and equipment, net	-	416,630	29,028	13	-	445,671
Investment in subsidiaries	146,562	124,971	-	-	(271,533)	-
Other assets	114,312	66,964	30,432	41	-	211,749
Total assets	$298,574	$804,163	$89,044	$9,673	$(271,533)	$929,921

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$5,455	$-	$-	$-	$5,455
Accounts payable	-	61,674	739	125	-	62,538
Due to (from) parent and affiliated companies	405,519	(374,547)	(27,760)	(3,212)	-	-
Other accrued liabilities	-	83,916	1,861	1,993	-	87,770
Total current liabilities	405,519	(223,502)	(25,160)	(1,094)	-	155,763

Long-term debt	-	598,598	-	-	-	598,598
Other long-term liabilities	-	282,505	-	-	-	282,505
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	(106,945)	146,562	114,204	10,767	(271,533)	(106,945)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$298,574	$804,163	$89,044	$9,673	$(271,533)	$929,921

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 5, 2009
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$188,981	$23,944	$11,632	$(12,007)	$212,550
Cost of sales	-	150,649	20,269	11,526	(11,635)	170,809

Gross profit	-	38,332	3,675	106	(372)	41,741
Selling, general and administrative expenses	-	30,627	3,327	364	-	34,318

Operating income (loss)	-	7,705	348	(258)	(372)	7,423
Interest expense	3,099	11,392	-	-	(3,099)	11,392
Debt extinguishment income, net	-	(5,380)	-	-	-	(5,380)
Interest income	-	(3,114)	-	(1)	3,099	(16)
(Income) loss in equity investments	(4,262)	250	-	-	4,012	-
Other loss	-	228	-	211	(160)	279

Income (loss) before income taxes	1,163	4,329	348	(468)	(4,224)	1,148
Provision (benefit) for income taxes	-	67	11	(93)	-	(15)

Net income (loss)	$1,163	$4,262	$337	$(375)	$(4,224)	$1,163

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 30, 2008
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$210,638	$27,005	$15,031	$(16,062)	$236,612
Cost of sales	-	160,803	21,880	15,525	(16,518)	181,690

Gross profit (loss)	-	49,835	5,125	(494)	456	54,922
Selling, general and administrative expenses	-	40,397	3,648	573	-	44,618

Operating income (loss)	-	9,438	1,477	(1,067)	456	10,304
Interest expense	2,853	11,074	-	-	(2,853)	11,074
Interest income	-	(4,145)	-	(20)	3,984	(181)
(Income) loss in equity investments	(24,253)	6	-	-	24,247	-
Litigation settlement, net	-	(22,233)	-	-	-	(22,233)
Other (income) expense	-	(253)	-	312	173	232
Income (loss) from continuing operations before income taxes	21,400	24,989	1,477	(1,359)	(25,095)	21,412
Provision for income taxes	-	20	17	-	-	37

Income (loss) from continuing operations	21,400	24,969	1,460	(1,359)	(25,095)	21,375
(Loss) income from discontinued operations, net of income taxes	-	(716)	(390)	-	1,131	25

Net income (loss)	$21,400	$24,253	$1,070	$(1,359)	$(23,964)	$21,400

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 5, 2009
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$1,163	$4,262	$337	$(375)	$(4,224)	$1,163
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	-	13,825	1,563	1	-	15,389
Other	-	(3,543)	-	211	-	(3,332)
Change in assets and liabilities, net	10,096	(27,230)	1,333	(1,335)	4,224	(12,912)

Net cash provided (used) by operating activities	11,259	(12,686)	3,233	(1,498)	-	308
Cash flows from investing activities:
Proceeds from sale of equipment	-	9	-	-	-	9
Additions to property, plant and equipment	-	(4,568)	(177)	-	-	(4,745)

Net cash used by investing activities	-	(4,559)	(177)	-	-	(4,736)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(562)	-	-	-	(562)
Payments of senior notes payable	-	(1,687)	-	-	-	(1,687)
Debt acquisition costs	-	(2,685)	-	-	-	(2,685)
Payments relating to capital lease obligation	-	(182)	-	-	-	(182)
Proceeds from revolving credit facility	-	43,850	-	-	-	43,850
Payments of revolving credit facility	-	(16,050)	-	-	-	(16,050)
Payments of State of Ohio loan	-	(200)	-	-	-	(200)
Payments of secured financing	-	(557)	-	-	-	(557)
Due to parent and affiliated companies, net	(11,247)	14,541	(3,120)	(174)	-	-
Payments to redeem common stock	(12)	-	-	-	-	(12)
Decrease in cash overdraft	-	(16,810)	-	-	-	(16,810)

Net cash (used) provided by financing activities	(11,259)	19,658	(3,120)	(174)	-	5,105

Change in cash and cash equivalents	-	2,413	(64)	(1,672)	-	677
Cash and cash equivalents at beginning of period	-	2,111	65	2,004	-	4,180
Cash and cash equivalents at end of period	$-	$4,524	$1	$332	$-	$4,857

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 30, 2008
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$21,400	$24,253	$1,070	$(1,359)	$(23,964)	$21,400
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	-	12,306	2,486	3	-	14,795
Impairment of discontinued operations	-	-	(1,031)	-	-	(1,031)
Other	-	(19,801)	264	312	-	(19,225)
Change in assets and liabilities, net	(21,228)	(27,285)	2,651	1,800	23,964	(20,098)

Net cash provided (used) by operating activities	172	(10,527)	5,440	756	-	(4,159)
Cash flows from investing activities:
Proceeds from sale of equipment	-	3	-	-	-	3
Additions to property, plant and equipment	-	(25,262)	(745)	-	-	(26,007)

Net cash used by investing activities	-	(25,259)	(745)	-	-	(26,004)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(562)	-	-	-	(562)
Payments relating to capital lease obligation	-	(183)	-	-	-	(183)
Proceeds from revolving credit facility	-	29,300	-	-	-	29,300
Payments of revolving credit facility	-	(19,300)	-	-	-	(19,300)
Due to parent and affiliated companies, net	(453)	5,364	(4,445)	(466)	-	-
Proceeds from issuance of redeemable common stock	330	-	-	-	-	330
Payments to redeem common stock	(49)	-	-	-	-	(49)
Decrease in cash overdraft	-	(1,916)	-	-	-	(1,916)

Net cash (used) provided by financing activities	(172)	12,703	(4,445)	(466)	-	7,620
Effect of foreign exchange rate changes on cash and cash equivalents	-	(254)	-	-	-	(254)
Change in cash and cash equivalents	-	(23,337)	250	290	-	(22,797)
Cash and cash equivalents at beginning of period	-	33,567	9,247	2,024	-	44,838
Cash and cash equivalents at end of period	$-	$10,230	$9,497	$2,314	$-	$22,041

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

Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of PDC and Appleton for the quarter ended April 5, 2009. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Reference should also be made to the Annual Report on Form 10-K for the year ended January 3, 2009, the consolidated financial statements and related notes included therein.

Financial Highlights

Net sales for the first quarter of 2009 totaled $212.5 million, compared to $236.6 million for first quarter 2008. This 10.2% decrease in net sales was largely due to the continued economic slowdown which negatively impacted shipment volumes world-wide. Currency volatility and the ongoing strengthening of the U.S. dollar continue to weaken the Company’s competitive position in international markets. Technical Papers first quarter 2009 net sales decreased 10.0% when compared to net sales during first quarter 2008. First quarter 2009 net sales within the Packaging business were 11.3% lower than net sales for the same quarter last year largely due to lower resin prices.

Appleton reported net income of $1.2 million for first quarter 2009 compared to net income of $21.4 million in first quarter 2008. Net income for first quarter 2008 included a $22.2 million net gain from a litigation settlement. Despite lower shipment volumes, reduced mill operations to match customer demand, planned start-up costs of the thermal coater at the West Carrollton, Ohio paper mill and increased bad debt expense, operating income in the current period was positively impacted by cost reductions related to manufacturing costs, distribution costs and selling, general and administrative expenses. Also during first quarter 2009, the Company made market purchases of its senior subordinated notes totaling $7.5 million. As these notes were purchased at a price significantly less than face value, the Company recorded a $5.5 million net gain on these purchases.

During these challenging economic times, the Company continues its efforts to reduce spending and waste. The Company continually evaluates production output and has taken steps to reduce crewing levels and temporarily slow down or shut down production equipment. Beginning in second quarter 2009, all non-union employees in the company will be required to take two weeks of unpaid leave or furlough before the end of third quarter 2009. In addition, Appleton has suspended its company match of employee deferrals made into the 401(k) plan by non-union employees beginning in second quarter 2009. The company match for deferrals into the company stock fund will remain intact.

Comparison of Results of Operations for the Quarters Ended April 5, 2009 and March 30, 2008

	For the Quarter Ended
	April 5,	March 30,	%
	2009	2008	Chg
	(dollars in millions)

Net sales	$212.5	$236.6	-10.2%
Cost of sales	170.8	181.7	-6.0%

Gross profit	41.7	54.9	-24.0%

Selling, general and administrative expenses	34.3	44.6	-23.1%

Operating income	7.4	10.3	-28.2%

Interest expense, net	11.3	10.9	3.7%
Debt extinguishment income, net	(5.4)	-	100.0%
Other non-operating expense (income), net	0.3	(22.0)	nm

Income from continuing operations before income taxes	1.2	21.4	nm
(Benefit) provision for income taxes	-	-	-

Income from continuing operations	1.2	21.4	nm

Income from discontinued operations, net of income taxes	-	-	-

Net income	$1.2	$21.4	nm

Comparison as a % of net sales
Cost of sales	80.4%	76.8%	3.6%
Gross margin	19.6%	23.2%	-3.6%
Selling, general and administrative expenses	16.1%	18.8%	-2.7%
Operating margin	3.5%	4.4%	-0.9%
Income from continuing operations before income taxes	0.6%	9.0%	-8.4%
Income from continuing operations	0.6%	9.0%	-8.4%
Income from discontinued operations, net of income taxes	-	-	-
Net income	0.6%	9.0%	-8.4%

Net sales for first quarter 2009 were $212.5 million, a decrease of $24.1 million, or 10.2%, compared to the prior year period. This reduction was largely due to volume shortfalls and a decrease in resin prices.

Operating income in first quarter 2009 declined 28.2% to $7.4 million. Operating income was adversely affected by the decline in net sales and reduced gross margins. This was partially offset by a 23.1% reduction in selling, general and administrative expenses. Within selling, general and administrative costs, distribution costs are 21.1% lower than the year earlier period. Salaries expense is approximately $2.2 million lower than such expense for the first quarter of 2008 as a result of headcount reductions made during 2008. Incentive compensation is also lower than last year by $1.7 million. In comparison to first quarter 2008, other areas of significantly reduced spending include legal fees and travel and entertainment. The positive impact of this reduced spending was partially offset by higher bad debt and pension expenses. As a percent of net sales, selling, general and administrative expenses were 16.1% during first quarter 2009, compared to 18.8% during first quarter 2008.

First quarter 2009 net income of $1.2 million was $20.2 million lower than net income recorded during first quarter 2008. First quarter 2008 net income included a $22.2 million net litigation settlement gain as the result of prevailing in a lawsuit to recover previously incurred costs from an insurance carrier.

Business Segment Discussion

Technical Papers

Technical Papers net sales for first quarter 2009 were $21.0 million lower compared to first quarter 2008. First quarter 2009 operating income of $9.0 million was $3.5 million lower than first quarter 2008. This $3.5 million decrease was the result of overall lower shipment volumes (-$6.7 million), reduced mill operations to match customer demand (-$5.5 million), planned start-up costs of the thermal coater at the West Carrollton, Ohio paper mill (-$2.9 million) and increased bad debt expense (-$1.7 million) offset by reduced manufacturing spending (+$2.8 million), lower distribution costs (+$3.8 million) and favorable selling, general and administrative spending (+$6.7 million). A segment analysis follows.

•
Coated solutions segment net sales totaled $113.3 million for first quarter 2009, a decrease of $24.6 million, or 17.8%, from prior year levels. First quarter 2009 carbonless shipment volumes were 23.3% lower than first quarter 2008. Volume shortfalls were recorded in all market channels with international declining more than domestic. Current quarter pricing and mix were slightly more favorable compared to the prior year quarter. First quarter 2009 operating income increased $1.5 million compared to first quarter 2008. The adverse impact of lower shipment volumes and increased bad debt expense on 2009 operating margins was more than offset by lower distribution costs and favorable selling, general and administrative spending.

•
Thermal papers segment net sales during first quarter 2009 were $65.0 million, an increase of $2.0 million, or 3.2%, from the same prior year period. The segment benefited from increased shipment volumes of 9.1%. First quarter 2009 operating income decreased by $5.8 million compared to first quarter 2008. Despite higher shipment volumes and lower manufacturing costs and selling, general and administrative expenses, unfavorable product mix, higher input costs and $2.9 million of planned start-up costs drove gross margins down when compared to first quarter 2008.

•
Security papers segment net sales were $10.3 million in first quarter 2009, an increase of $1.6 million, or 18.6%, from first quarter 2008. The increase was due to increased shipment volumes of 16.8%. First quarter 2009 operating income increased by $0.8 million compared to first quarter 2008 as a result of improved volumes and reduced selling, general and administrative spending.

Performance Packaging

•
Performance packaging segment net sales totaled $23.9 million in first quarter 2009, a decrease of $3.1 million, or 11.3%, from first quarter 2008 due to flat shipment volumes and lower selling prices resulting from resin price declines. First quarter 2009 operating income decreased $1.1 million from first quarter 2008 due to margin compression arising from resin pricing fluctuations during the quarter.

Unallocated Corporate Charges and Business Development Costs

•	Unallocated corporate charges and business development costs decreased $1.7 million in first quarter 2009 compared to first quarter 2008 due to reduced selling, general and administrative expenses.

Liquidity and Capital Resources

Overview. Appleton’s primary sources of liquidity and capital resources are cash provided by operations and available borrowings under its revolving credit facility. Appleton generally expects that cash on hand, internally generated cash flow and available credit from its revolving credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At April 5, 2009, Appleton had $4.9 million of cash and approximately $23.6 million of unused borrowing capacity under its revolving credit facility and was in compliance with all of its debt covenants.

Cash Flows from Operating Activities. Net cash provided by operating activities for first quarter 2009, of $0.3 million, was a $4.5 million improvement when compared to net cash used by operating activities of $4.2 million for first quarter 2008. Net income, adjusted for non-cash charges, provided $13.2 million in operating cash for the period. Non-cash charges included $15.4 million in depreciation and amortization, $1.1 million of non-cash employer matching contributions to the KSOP and $0.9 million of other non-cash charges. A $5.4 million net gain on debt extinguishment, which is discussed below in cash flows from financing activities, was also recorded during the quarter. Uses of cash included a $9.1 million change in working capital and a net $3.8 million of other uses.

A major component of the $9.1 million increase in working capital was a $9.5 million increase in accounts receivable as quarter-end receivables returned to a more normal level compared to year-end 2008 which was impacted by increased collections because the last day of the year was January 3, 2009. Other components of the $9.1 million increase in working capital were a $2.5 million increase in other current assets and $1.5 million of payments made out of the restructuring reserve. Inventories decreased by $0.9 million and accounts payable and accrued liabilities increased $3.5 million.

Cash Flows from Investing Activities. Net cash used by investing activities during first quarter 2009 totaled $4.7 million versus $26.0 million during first quarter 2008. During 2008, Appleton was investing in the expansion project at the West Carrollton, Ohio paper mill. This expansion project, which was funded through cash flows from operations, special financing provided by the State of Ohio and borrowings under Appleton’s revolving credit facility, accounted for $22.2 million of the capital spending during first quarter 2008. This expansion was put into operation during the second half of 2008.

Cash Flows from Financing Activities. Net cash provided by financing activities was $5.1 million for first quarter 2009, while $7.6 million of cash was provided in the comparable 2008 period. During first quarter 2009, Appleton borrowed a net $27.8 million on its revolving credit facility. Also during first quarter 2009, the Company made market purchases of $7.5 million face value of its senior subordinated notes for a cash outlay of $1.7 million. As these notes were purchased at a price significantly less than face value, the Company recorded a $5.5 million net gain on these purchases. Appleton also made $1.5 million of mandatory debt and capital lease payments.

Cash overdrafts decreased $16.8 million during first quarter 2009. Cash overdrafts represent checks issued (thereby eliminating the corresponding accounts payable) but not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

    Appleton’s senior secured credit facilities and senior secured term note payable contain provisions that require Appleton to maintain specified financial ratios. Prior to the waivers and amendments discussed below, the most restrictive limitations were quarter-end debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than a 4.50 to 1.00 ratio as such terms are defined in the debt agreements. As a result of the significant downturn in Appleton’s business markets and the resulting loss reported for the three months ended January 3, 2009, Appleton was not in compliance with the leverage ratio covenant at January 3, 2009, which constituted events of default under the debt agreements. In order to waive the events of default existing at January 3, 2009, under the senior secured credit facilities and the senior secured term note payable, and to amend other provisions of the agreements, Appleton and its lenders entered into the following agreements in March 2009.

•        First Amendment to the senior secured credit facilities
•        First Amendment to the senior secured term note payable

    Under the First Amendment to the senior secured credit facilities, Appleton will pay interest rates equal to LIBOR, but not less than 2 percent, plus 450 basis points for any amounts outstanding on the senior secured variable rate notes payable and, interest rates initially equal to LIBOR, but not less than 2 percent, plus 450 basis points for any amounts outstanding on the revolving credit facility. The First Amendment to the senior secured credit facilities provides a grid under which the interest rates payable, for amounts outstanding on the revolving credit facility, may be reduced, based on measures of Appleton’s total leverage as defined in the senior secured credit facilities. Under the First Amendment to the senior secured term note payable, Appleton will pay an interest rate of 14.25 percent on the senior secured term note payable. For accounting purposes, the amendments to the senior secured credit facilities and the senior secured term note payable were treated as debt modifications. The Company paid $2.7 million of fees to the creditors in conjunction with the amendment to the senior secured credit facilities. These debt issuance costs will be amortized over the term of the modified agreement along with pre-existing unamortized debt issuance costs as an adjustment to interest expense over the remaining term of the modified agreement. Unamortized debt issuance costs of $0.1 million, relating to the revolving credit facility, were written off.

    Pursuant to the terms of the First Amendment to the senior secured credit facilities:

•	The maturity date for the revolving credit facility will be June 5, 2012, and the maturity date for the senior secured variable rate notes payable will be June 5, 2013;
•	Appleton will be permitted up to $35 million of capital expenditures in 2009 and up to $40 million of capital expenditures in 2010, with no limit in 2011or thereafter;
•	Appleton may not make acquisitions until December 31, 2010;
•	Other restrictions are imposed on liens, indebtedness, investments, restricted payments and note repurchases;
•	Mandatory prepayments are increased from 50% to 75% of excess cash flow as defined in the senior secured credit facilities;
•	Financial covenants are modified to increase the total leverage ratio, to eliminate the interest coverage ratio, to add a senior secured leverage ratio, and to add a fixed charge coverage ratio, all as defined in the senior secured credit facilities and the First Amendment to the senior secured credit facilities.

    In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. Also during first quarter 2008, Appleton fixed the interest rate, at 5.4%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. As discussed below, one of the swap contracts was terminated in February 2009. The covenant violation at January 3, 2009 and subsequent waiver and amendment, in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the two interest rate swap contracts that were placed in 2008. As amended, the senior secured credit facilities contain interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, Appleton concluded it was remote that the original forecasted transactions would occur as originally documented and reclassified as a charge against 2008 earnings, within interest expense, $9.4 million of swap losses originally classified in other comprehensive loss. The covenant violation also triggered an event of default pursuant to a cross-default provision under one of the interest rate swap contracts. As a result of the cross-default, the counterparty elected to terminate the swap contract. In February 2009, Appleton and the counterparty resolved Appleton’s obligation under the swap contract with an agreement to pay $4.7 million over the nine-month period ending October 2009. During first quarter 2009, Appleton paid $1.5 million in accordance with the termination agreement thereby reducing its liability to $3.2 million as of April 5, 2009. The remaining swap contract is expected to remain in place and future fluctuations in market value will be reflected as adjustments to interest expense. As of April 5, 2009, the remaining swap contract was recorded as a long-term liability of $4.5 million based on a fair value measurement using Level 2 inputs as described in SFAS 157, "Fair Value Measurements." The fair value of the interest rate swap derivative is primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine the discounted cash flows. In comparison to the fair value reported at fiscal year-end 2008, the current fair value of this long-term liability is $0.2 million lower, with this change recorded in interest expense on the Condensed Consolidated Statement of Operations for the three months ended April 5, 2009.

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

The senior secured credit facilities, as amended, senior secured term note payable, as amended, senior notes and senior subordinated notes contain affirmative and negative covenants. In general, the covenants contained in the senior credit facilities, as amended, are more restrictive than those of the senior notes and senior subordinated notes. Among other restrictions, the covenants contained in the senior credit facilities, as amended, and senior secured term note payable, as amended, require Appleton to meet specified financial tests, including leverage and fixed charge coverage ratios, which become more restrictive over the term of the debt.

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

The senior secured credit facilities, as amended, are unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than two small foreign subsidiaries. In addition, they are secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The senior secured term note payable, as amended, is unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by a lien on specified manufacturing equipment located in Appleton’s paper mill in West Carrollton, Ohio. The senior notes and senior subordinated notes are unconditionally guaranteed by PDC, C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited, HBGI Holdings Limited and New England Extrusion Inc.

As of April 5, 2009, Appleton was in compliance with its various amended covenants. Based on Appleton’s forecasted operating results, which include the fuel credit as of February 2009, and related debt reductions, Appleton has projected compliance with all covenants for the next twelve-month period. Appleton’s ability to comply with the financial covenants in the future depends on further debt reduction and achieving forecasted operating results, which have become more difficult to project in the current economic environment. Given the uncertain global economies, continued constraints in the credit markets and other market uncertainties, there are various scenarios, including a reduction from forecasted operating results, under which Appleton could violate its financial covenants during 2009. Appleton’s failure to comply with such covenants or an assessment that it is likely to fail to comply with such covenants, could also lead Appleton to seek amendments to or waivers of the financial covenants contained in the senior secured credit facilities and senior secured term note payable. Appleton cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants contained in the senior secured credit facilities and senior secured term note payable. Any such amendment to or waiver of the covenants would likely involve upfront fees, higher annual interest costs and other terms less favorable to the Company than those currently in the senior secured credit facilities and senior secured term note payable. In the event the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

Collective Bargaining Unit

Appleton’s collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”) for employees at the West Carrollton, Ohio paper mill was due to expire on April 1, 2009. On March 30, 2009, the mill’s union employees voted to ratify a new three-year labor agreement. The new agreement includes improvements to wages and pension contributions as well as a schedule of health care cost sharing provisions.

Alternative Fuel Credit

    In February 2009, Appleton began mixing black liquor with diesel fuel and using the mixture at its mill in Roaring Spring, Pennsylvania. The Company has applied to the Internal Revenue Service to be registered as an alternative fuel mixer. Pending the outcome of that registration, the Company will pursue an excise tax refund for its use of an alternative fuel mixture in its operation. While there is no assurance that the Company will receive this excise tax refund, the Company believes it is eligible to receive this refund and the refund it receives may materially impact the company’s Consolidated Statement of Operations.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) 157 “Fair Value Measurements.” This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact, if any, on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact, if any, on its financial statements.

In December 2008, the Financial Accounting Standards Board (“FASB’) issued FASB Staff Position FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets,” which amends SFAS 132 (Revised 2003), “Employers’ Disclosures about Pension and Other Postretirement Benefits,” to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This pronouncement is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions are not required for earlier periods as presented for comparative purposes. Earlier application of the provisions is permitted. The Company does not believe adoption will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. These provisions are effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company has adopted SFAS 161 during its first quarter 2009. The principal impact to the Company was to require the expansion of its disclosures regarding derivative instruments.

In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations.” SFAS 141R requires that an acquiring entity recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for acquisition costs, non-controlling interests, contingent liabilities, in-process research and development, restructuring costs and income taxes. In addition, it also requires a substantial number of new disclosure requirements. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted SFAS 141R during the first quarter of 2009. The adoption did not have a material impact on its consolidated financial statements.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

For information regarding quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10-K for the year ended January 3, 2009. There have been no other material changes in the quantitative or qualitative exposure to market risk from that described in the Form 10-K.

Item 4T—Controls and Procedures

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

Item 1A – Risk Factors

There have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K for the year ended January 3, 2009.

Item 3 – Defaults Upon Senior Securities

At January 3, 2009, Appleton was not in compliance with the leverage ratio covenant under the senior secured credit facilities and the senior secured term note payable, which constituted events of default under the debt agreements. Subsequent waiver of such events of default and amendments to the senior secured credit facilities and the senior secured term note payable, were entered into in March 2009. Information regarding such events is contained in Note 16 to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference, as well under Item 7 in the Annual Report on Form 10-K for the year ended January 3, 2009 and Note 10 to the Consolidated Financial Statements contained in such Annual Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seek” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address Appleton’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that Appleton expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended January 3, 2009, as well as in the Quarterly Report on Form 10-Q for the current quarter ended April 5, 2009, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond Appleton’s ability to control or predict. Given these uncertainties, do not place undue reliance on the forward-looking statements. Appleton disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6—Exhibits

4.1	First Amendment to Credit Agreement and Waiver, dated as of March 23, 2009, among Appleton Papers Inc., as the U.S. Borrower, Paperweight Development Corp. as Holdings certain subsidiaries of Holdings, as Guarantors, Bank of America, N.A. as Administrative Agent, swing line lender and L/C issuer, and Lenders as identified on the signature pages thereof. Incorporated by reference to Exhibit 4.11.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Thomas J. Ferree, Vice President Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.4	Certification of Thomas J. Ferree, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Ferree, Vice President Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Thomas J. Ferree, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC. (Registrant)

Date: May 13, 2009	/s/ Thomas J. Ferree
Thomas J. Ferree
Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: May 13, 2009	/s/ Thomas J. Ferree
Thomas J. Ferree
Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)