Form 10-Q
period 2009-08-04
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2009-08-07
CIK 1144326, 1166365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 5, 2009

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
Yes  ☐    No  ☐

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

As of August 2, 2009, 10,244,292 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of May 1, 2009, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Documents incorporated by reference: None.

Appleton Papers Inc. meets the conditions set forth in General Instruction -H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INDEX

		Page Number
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	a) Condensed Consolidated Balance Sheets	3

	b) Condensed Consolidated Statements of Operations	4

	c) Condensed Consolidated Statements of Cash Flows	5

	d) Consolidated Statements of Redeemable Common Stock, Accumulated Deficit, Accumulated Other Comprehensive (Loss) Income and Comprehensive Income (Loss)	6

	e) Notes to Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4T	Controls and Procedures	41

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	42

Item 1A	Risk Factors	42

Item 3	Defaults Upon Senior Securities	43

Item 6	Exhibits	44

Signatures

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)
	July 5, 2009	January 3, 2009
ASSETS
Current assets
Cash and cash equivalents	$3,089	$4,180
Accounts receivable, less allowance for doubtful accounts of $1,697 and $1,715, respectively	105,238	88,218
Inventories	116,417	124,856
Other current assets	60,296	45,920
Assets held for sale	9,049	9,327
Total current assets	294,089	272,501

Property, plant and equipment, net of accumulated depreciation of $421,786 and $394,075, respectively	422,180	439,301
Goodwill	9,251	9,251
Intangible assets, net	69,567	71,404
Environmental indemnification receivable	50,032	114,300
Other assets	15,859	13,909
Assets held for sale	8,762	9,255
Total assets	$869,740	$929,921

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$5,866	$5,455
Accounts payable	51,329	61,093
Accrued interest	4,958	3,628
Other accrued liabilities	77,419	83,502
Liabilities held for sale	1,862	2,085
Total current liabilities	141,434	155,763

Long-term debt	619,037	598,598
Postretirement benefits other than pension	45,644	45,364
Accrued pension	111,688	109,532
Environmental liability	50,032	114,300
Other long-term liabilities	9,284	13,309
Commitments and contingencies (Note 13)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 10,245,419 and 10,643,894, respectively	135,579	147,874
Accumulated deficit	(147,465)	(159,650)
Accumulated other comprehensive loss	(95,493)	(95,169)
Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$869,740	$929,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three Months Ended July 5, 2009	Three Months Ended June 29, 2008	Six Months Ended July 5, 2009	Six Months Ended June 29, 2008

Net sales	$213,411	$250,113	$425,961	$486,725

Cost of sales	163,191	199,159	334,000	380,849

Gross profit	50,220	50,954	91,961	105,876

Selling, general and administrative expenses	31,930	40,516	66,248	85,134

Operating income	18,290	10,438	25,713	20,742

Other expense (income)
Interest expense	12,830	10,212	24,222	21,286
Debt extinguishment income, net	-	-	(5,380)	-
Interest income	(21)	(56)	(37)	(237)
Litigation settlement, net (Note 13)	-	(41)	-	(22,274)
Foreign exchange (gain) loss	(881)	(6)	(602)	226
Other income	(820)	-	(820)	-

Income from continuing operations before income taxes	7,182	329	8,330	21,741

(Benefit) provision for income taxes	(62)	55	(77)	92

Income from continuing operations	7,244	274	8,407	21,649

Discontinued operations
Loss from discontinued operations, net of income taxes	-	(42,950)	-	(42,925)

Net income (loss)	$7,244	$(42,676)	$8,407	$(21,276)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(unaudited)
(dollars in thousands)
	July 5, 2009	June 29, 2008
Cash flows from operating activities:
Net income (loss)	$8,407	$(21,276)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	28,987	27,100
Amortization of intangible assets	1,921	2,466
Impairment of discontinued operations goodwill and long-lived assets	-	40,134
Amortization of financing fees	1,315	1,160
Employer 401(k) noncash matching contributions	2,111	3,082
Foreign exchange (gain) loss	(602)	426
Loss on disposals of equipment	123	844
Accretion of capital lease obligation	40	61
Gain on debt extinguishment	(5,380)	-
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(15,708)	2,875
Inventories	7,982	(21,676)
Other current assets	(14,404)	216
Accounts payable and other accrued liabilities	2,175	(18,000)
Restructuring reserve	(1,924)	(239)
Accrued pension	2,670	(2,654)
Other, net	(5,077)	(11,337)

Net cash provided by operating activities	12,636	3,182

Cash flows from investing activities:
Proceeds from sale of equipment	27	4
Additions to property, plant and equipment	(11,524)	(50,728)

Net cash used by investing activities	(11,497)	(50,724)

Cash flows from financing activities:
Payments of senior secured notes payable	(1,125)	(1,125)
Payments of senior subordinated notes payable	(1,687)	-
Debt acquisition costs	(3,124)	-
Payments relating to capital lease obligation	(366)	(366)
Proceeds from revolving credit facility	119,450	178,958
Payments of revolving credit facility	(91,450)	(137,771)
Proceeds from State of Ohio loan	3,000	-
Payments of State of Ohio loan	(400)	-
Payments of secured financing	(1,125)	-
Proceeds from issuance of redeemable common stock	2,075	3,721
Payments to redeem common stock	(12,550)	(17,429)
Decrease in cash overdraft	(14,928)	(6,819)

Net cash (used) provided by financing activities	(2,230)	19,169

Effect of foreign exchange rate changes on cash and cash equivalents	-	159
Change in cash and cash equivalents	(1,091)	(28,214)
Cash and cash equivalents at beginning of period	4,180	44,838

Cash and cash equivalents at end of period	$3,089	$16,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE (LOSS)
INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Comprehensive Income (Loss)

Balance, January 3, 2009	10,643,894	$147,874	$(159,650)	$(95,169)

Comprehensive income
Net income	-	-	8,407	-	$8,407
Changes in retiree plans, net	-	-	-	(575)	(575)
Realized and unrealized gain on derivatives	-	-	-	251	251
Total comprehensive income					$8,083
Issuance of redeemable common stock	213,730	4,033	-	-
Redemption of redeemable common stock	(612,205)	(12,550)	-	-
Accretion of redeemable common stock	-	(3,778)	3,778	-

Balance, July 5, 2009	10,245,419	$135,579	$(147,465)	$(95,493)

Balance, December 29, 2007	11,116,751	$182,040	$(80,086)	$3,679

Comprehensive loss
Net loss	-		(21,276)	-	$(21,276)
Change in retiree plans, net	-	-	-	27	27
Foreign currency translation adjustment	-	-	-	(41)	(41)
Realized and unrealized gain on derivatives	-	-	-	2,731	2,731
Total comprehensive loss					$(18,559)
Issuance of redeemable common stock	253,936	6,813	-	-
Redemption of redeemable common stock	(575,239)	(17,429)	-	-
Accretion of redeemable common stock	-	(1,345)	1,345	-

Balance, June 29, 2008	10,795,448	$170,079	$(100,017)	$6,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.         BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three and six months ended July 5, 2009 and June 29, 2008, the cash flows for the six months ended July 5, 2009 and June 29, 2008 and financial position at July 5, 2009 have been made. All adjustments made were of a normal recurring nature.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The Company has performed an evaluation of subsequent events through August 7, 2009, the date the financial statements were issued. Certain immaterial prior year financial statement amounts have been reclassified to conform to their current year presentation.

2.         DISPOSITIONS

During second quarter 2009, Appleton committed to a formal plan to sell C&H Packaging Company, Inc. (“C&H”). C&H, located in Merrill, Wisconsin, was acquired in 2003 and prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. The assets and liabilities of C&H are reported as held for sale for the periods ended July 5, 2009 and January 3, 2009. Prospectively, as of the end of second quarter 2009, depreciation and amortization expense will be suspended. The sale is expected to be completed prior to the end of 2009. C&H is included within the performance packaging business segment.

Net assets held for sale consist of the following (dollars in thousands):

	July 5, 2009	January 3, 2009
Accounts receivable	$2,869	$3,811
Inventories	5,824	5,197
Other current assets	356	319

Property, plant and equipment, net	5,961	6,370

Goodwill	1,350	1,350
Intangible assets, net	1,451	1,535

Accounts payable	(1,449)	(1,445)
Other accrued liabilities	(413)	(640)

Net assets held for sale	$15,949	$16,497

Late in 2007, Appleton committed to a formal plan to sell Bemrose Group Limited (“Bemrose”), its secure and specialized print services business based in Derby, England. After conducting a strategic review in the fourth quarter of 2007, Appleton decided to focus its attention and expand its leadership positions in its core businesses. The operating results of Bemrose for the three and six months ended June 29, 2008 are reported separately as discontinued operations. For the three and six months ended June 29, 2008, Bemrose recorded net sales of $24.4 million and $47.2 million, respectively, and a loss before income taxes of $42.9 million for each period.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

On August 1, 2008, Appleton completed the sale of Bemrose receiving £2.0 million ($3.9 million) of cash and £3.2 million ($6.4 million) of notes receivable to be settled within 75 and 180 days after closing. The first tranche of notes receivable was paid in November 2008, however, due to continuing difficult business conditions in Bemrose markets, Appleton established a £1.0 million ($1.5 million) reserve against the £2.0 million ($3.0 million) remaining principal and interest due at year-end 2008. During second quarter 2009, Appleton and Bemrose negotiated an amendment to the original sales agreement related to the second tranche of the note receivable. Bemrose agreed to pay Appleton £1.5 million (or approximately $2.5 million). In return, Appleton agreed to release Bemrose from the remaining £0.5 million ($0.8 million). During July 2009, £1.0 million ($1.6 million) was received from Bemrose. Interest will accrue on the unpaid balance and will be paid in addition to the remaining principal in January 2012. These renegotiated terms resulted in a partial recovery of the reserve established at year-end 2008 and the recording of a £0.5 million ($0.8 million) gain in other income from continuing operations in the Condensed Consolidated Statement of Operations for the three and six months ended July 5, 2009. The note receivable has been recorded within other long-term assets.

3.        GOODWILL AND OTHER INTANGIBLE ASSETS

    The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. The carrying amount of goodwill as of July 5, 2009 and January 3, 2009 was $9.3 million and was assigned entirely to the performance packaging segment.

The Company’s other intangible assets consist of the following (dollars in thousands):

	As of July 5, 2009		As of January 3, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$47,835	$19,718	$47,835	$18,590
Patents	30,778	30,670	30,778	30,570
Customer relationships	25,064	6,592	25,064	5,983
Non-compete agreements	691	686	691	686
Subtotal	104,368	$57,666	104,368	$55,829
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$127,233		$127,233

Of the $127.2 million of acquired intangible assets, $70.7 million was assigned to registered trademarks. Trademarks of $44.6 million related to carbonless paper and $3.2 million related to the Company’s 2003 and 2005 acquisitions are being amortized over their estimated useful life of 20 years, while the remaining $22.9 million are considered to have an indefinite life and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships and 1 to 5 years for non-compete agreements.

Total amortization expense for the three and six months ended July 5, 2009 was $0.9 million and $1.9 million, respectively. Of these amounts, C&H reported amortization expense of $0.1 million for the six months ended July 5, 2009. Amortization expense for the three and six months ended June 29, 2008 was $1.1 million and $2.5 million, respectively. Of these amounts, C&H recorded amortization expense of $0.1 million for the six months ended June 29, 2008.

4.         RESTRUCTURING AND OTHER CHARGES

Due to the impact of the economic downturn on the business, salaried headcount was reduced by 72 during December 2008. In addition, due to a shift of production from the Appleton, Wisconsin plant to the West Carrollton, Ohio paper mill and the impact of the economic downturn on the business, production headcount was reduced by 127. As a result, the Company recorded $2.6 million of restructuring and other charges, for employee termination benefits, during 2008.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The table below summarizes the restructuring reserve included in the consolidated balance sheets at July 5, 2009 and January 3, 2009 (dollars in thousands):

		January 3, 2009		2009 Additions	2009	July 5, 2009
		Reserve		to Reserve	Utilization	Reserve
	$		$		$	$
U.S. employee termination benefits		2,138		-	(1,924)	214

5.         INVENTORIES

Inventories consist of the following (dollars in thousands):

	July 5, 2009	January 3, 2009

Finished goods	$67,196	$70,448
Raw materials, work in process and supplies	63,548	69,255
	130,744	139,703
Inventory reserve	(3,619)	(4,330)
	127,125	135,373
LIFO reserve	(10,708)	(10,517)
	$116,417	$124,856

Stores and spare parts inventory balances of $23.3 million and $23.1 million at July 5, 2009 and January 3, 2009, respectively, are valued at average cost and are included in raw materials, work in process and supplies. Inventories valued using the FIFO method approximate 9% of the Company’s total inventory balance at both July 5, 2009, and January 3, 2009.

6.         PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	July 5, 2009	January 3, 2009
Land and improvements	$9,909	$9,880
Buildings and improvements	132,441	132,110
Machinery and equipment	648,692	646,294
Software	32,654	32,112
Capital lease	4,764	4,764
Construction in progress	15,506	8,216
	843,966	833,376
Accumulated depreciation/amortization	(421,786)	(394,075)
	$422,180	$439,301

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Depreciation  expense for the three and six months ended July 5, 2009 and June 29, 2008, consists of the following (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
Depreciation Expense	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008

Cost of sales	$12,890	$11,752	$25,651	$23,304
Selling, general and administrative expenses	1,668	1,920	3,336	3,796
	$14,558	$13,672	$28,987	$27,100

    Included in the amounts above, C&H recorded depreciation of $0.2 million and $0.4 million for the three and six months ended July 5, 2009, respectively. Also included in the above table, C&H recorded depreciation of $0.2 million and $0.4 million for the three and six months ended June 29, 2008, respectively.

7.        OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):

	July 5, 2009	January 3, 2009
Environmental indemnification receivable	$37,700	$37,700
Alternative fuels tax credit receivable	7,962	-
Note receivable from Bemrose	1,639	1,449
Other	12,995	6,771
	$60,296	$45,920

Other noncurrent assets consist of the following (dollars in thousands):

	July 5, 2009	January 3, 2009
Deferred debt issuance costs	$12,344	$10,968
Other	3,515	2,941
	$15,859	$13,909

8.        OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	July 5, 2009	January 3, 2009
Payroll and bonus	$5,377	$4,776
Trade discounts	15,891	18,537
Workers’ compensation	3,989	4,489
Accrued insurance	1,673	1,744
Other accrued taxes	974	1,787
Postretirement benefits other than pension	3,329	3,329
Fox River Liabilities	37,700	37,700
Restructuring reserve	214	2,138
Other	8,272	9,002
	$77,419	$83,502

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

9.         NEW ACCOUNTING PRONOUNCEMENTS

    In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”). The Codification will become the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and the Company has determined that it will not have an impact on its consolidated results of operations, financial position and cash flows.

    In May 2009, the FASB issued SFAS 165, “Subsequent Events.”  This statement is applicable to the accounting for and disclosure of subsequent events not addressed in other GAAP. It provides a definition of subsequent events and guidance as to when subsequent events are recognized or not recognized. SFAS 165 requires the disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. These provisions are effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively. The provisions of SFAS 165 were adopted by the Company during its second quarter ended July 5, 2009 and had no material impact on its financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS 157 “Fair Value Measurements.” The provisions of FSP FAS 157-4 were adopted by the Company during its second quarter ended July 5, 2009. There was no current period impact on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. The provisions of FSP FAS 107-1 were adopted by the Company during its second quarter ended July 5, 2009. The current period impact is addressed in Note 17, Fair Value of Financial Instruments.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets,” which amends SFAS 132 (Revised 2003), “Employers’ Disclosures about Pension and Other Postretirement Benefits,” to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This pronouncement is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions are not required to be adopted for earlier periods as presented for comparative purposes. Earlier application of the provisions is permitted. The Company does not believe adoption will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. These provisions are effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted SFAS 161 during its first quarter 2009. The principal impact to the Company was to require the expansion of its disclosures regarding derivative instruments.

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

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Pension Benefits	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Net periodic benefit cost
Service cost	$1,458	$1,539	$2,916	$3,077
Interest cost	4,908	4,488	9,817	8,976
Expected return on plan assets	(5,199)	(5,186)	(10,399)	(10,372)
Amortization of
Prior service cost	135	48	270	96
Actuarial loss	123	-	245	-
Net periodic benefit cost	$1,425	$889	$2,849	$1,777

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

The Company expects to contribute approximately $10 million to its pension plan in fiscal 2009 for plan year 2008. No contributions were made to the pension plan during the first half of 2009.

11.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The components of other postretirement benefit cost include the following (dollars in thousands):

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Other Postretirement Benefits	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Net periodic benefit cost
Service cost	$185	$233	$370	$465
Interest cost	767	770	1,534	1,540
Amortization of
Prior service cost	(545)	(539)	(1,090)	(1,078)
Actuarial loss	-	1	-	2
Net periodic benefit cost	$407	$465	$814	$929

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

12.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appleton Papers Inc. Long-Term Incentive Plan. In July 2002, the Company adopted the Appleton Papers Canada Ltd. Share Appreciation Rights Plan. These plans provide officers and key employees the opportunity to be awarded phantom units, the value of which is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) prior to the grant date or the exercise date, as applicable. During the first quarter of 2009, 463,000 new phantom units were issued under the Appleton Papers Inc. Long-Term Incentive Plan at a share price of $21.43 which was the fair market value of one share of PDC common stock as of January 3, 2009. There was no expense recorded for this plan during the three and six months ended July 5, 2009. As a result of a June 29, 2008 decline in share price, the Company recorded reductions to compensation expense of $2.8 million and $2.7 million within selling, general and administrative expenses for the three and six months ended June 29, 2008, respectively.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of phantom units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of units to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as established under the terms of the ESOP as of the prior December 31 and June 30, respectively. This deferred compensation vests coincidental with the board member’s continued service on the board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. There was no expense recorded for this plan during the three months ended July 5, 2009. Approximately $0.1 million was recorded as expense, related to this plan, for the first half of 2009. There was no expense recorded for this plan during the three and six months ended June 29, 2008.

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

The EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River. The PRPs have initiated remediation work under a work plan and are negotiating to reach a funding arrangement to complete the work plan.

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

Accordingly, Appleton has recorded a reserve for its potential liability for the Lower Fox River. At January 3, 2009, this reserve was $152.0 million. During the first six months of 2009, $64.3 million of payments were made from the reserve. This resulted in a remaining reserve of $87.7 million as of July 5, 2009, of which $37.7 million is recorded in other accrued liabilities and $50.0 million is recorded as a long-term environmental liability.

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

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million in satisfaction of its unindemnified portion of the Fox River Liabilities. AWA has paid $151.9 million in connection with Fox River Liabilities through first half 2009. At July 5, 2009, the total indemnification receivable from AWA was $87.7 million, of which $37.7 million is recorded in other current assets and $50.0 million is recorded as an environmental indemnification receivable.

    In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy provides up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. At July 5, 2009, the policy had $98.1 million of remaining coverage which is sufficient to cover Appleton’s currently estimated share of the Fox River Liabilities. AWA’s obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended.

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

Other Litigation

In September, 2007, Appleton commenced litigation against a former contractor. The claims asserted included breach of obligations under a February 2007 agreement to perform certain engineering services. This matter proceeded to trial and, on May 14, 2009, Appleton received a favorable jury verdict. The defendant filed post-trial motions in response to the verdict. A hearing on the motions is scheduled for August 11, 2009, and a final judgment will be entered thereafter. The Company anticipates that the defendants will appeal any final judgment decided in Appleton’s favor. Ultimate resolution of the litigation could have a material effect on Appleton's financial results.

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

14.      EMPLOYEE STOCK OWNERSHIP PLAN

Appleton’s matching contributions charged to expense were $1.0 million and $1.2 million for the three months ended July 5, 2009 and June 29, 2008, respectively. Appleton’s matching contributions charged to expense were $2.1 million and $3.1 million for the six months ended July 5, 2009 and June 29, 2008, respectively. As a result of hardship withdrawals, required diversifications and employee terminations, 612,205 shares of PDC redeemable common stock were repurchased during the first six months of 2009 at an aggregate price of approximately $12.6 million. During the same period, the ESOP trustee purchased 109,964 shares of PDC redeemable common stock for an aggregate price of $2.1 million from pre-tax deferrals, rollovers and loan payments made by employees, while Appleton’s matching contribution for this same period resulted in an additional 103,766 shares of PDC redeemable common stock being issued. During the first six months of 2008, the ESOP trustee purchased PDC redeemable common stock for an aggregate price of $3.7 million, also from pre-tax deferrals, rollovers and loan payments made by employees.

Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of July 5, 2009. Due to a reduction in the July 5, 2009 share price, redeemable common stock accretion was reduced by $3.8 million for the six months ended July 5, 2009. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $193 million was determined. The redeemable common stock recorded book value as of July 5, 2009 was $136 million, which leaves a remaining unrecognized liability to be accreted of approximately $57 million.

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

The Company selectively uses financial instruments to manage some market risk from changes in interest rates or foreign currency exchange rates. The fair values of all derivatives are recorded in the consolidated balance sheet. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive loss (“AOCI”), depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts to reduce its cash flow exposure to foreign currency fluctuations associated with its anticipated cash flows. These instruments are designated as cash flow hedges in accordance with SFAS 133 and are recorded in the consolidated balance sheet at fair value. The effective portion of the contracts’ gains or losses, due to changes in fair value, are initially recorded as a component of accumulated other comprehensive loss and are subsequently reclassified into earnings when the underlying transactions occur and affect earnings. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $7.0 million as of July 5, 2009.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

    The following table presents the location and fair values of derivative instruments included in the Company’s condensed consolidated balance sheet at July 5, 2009 (dollars in thousands):

	As of July 5, 2009
	Derivatives	Derivatives Not
	Designated as Hedging Instruments	Designated as Hedging Instruments
	under SFAS 133	under SFAS 133
Other current liabilities
Foreign currency exchange derivatives	$112	$-

Other long-term liabilities
Interest rate swap contract	-	3,835
Total liabilities	$112	$3,835

The following table presents the location and amount of losses and/or gains on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended July 5, 2009 and losses initially recognized in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet at July 5, 2009 (dollars in thousands):

	Effective Portion
			Amount of Loss Reclassified from
			AOCI into Income
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives As of July 5, 2009	Location of Loss Reclassified from AOCI into Income	For the three months ended July 5, 2009	For the six months ended July 5, 2009

Foreign currency exchange derivatives	$54	Net sales	$(172)	$(140)

			Amount of Gain Recognized
			in Income on Derivative
Derivatives Not Designated as Hedging Instruments under		Location of Gain Recognized in Income on	For the three months	For the six months
SFAS 133		Derivative	ended July 5, 2009	ended July 5, 2009

Interest rate swap contract		Interest expense	$712	$916

For a discussion of the fair value of financial instruments, see Note 17, Fair Value of Financial Instruments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

16.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	July 5, 2009	January 3, 2009
At July 5, 2009 the senior secured variable rate notes payable were at 6.5%, $563 due quarterly with $212,062 due June 2013. At January 3, 2009 the notes were at approximately 4.5%, $563 due quarterly with $209,812 due June 2014.	$220,500	$221,625
Secured term note payable at 14.25%, approximately $300 due monthly with $6,831 due December 2013. At January 3, 2009 the note was at 12.5%, approximately $200 due monthly with $6,943 due December 2013.	20,689	21,814
At July 5, 2009 the revolving credit facility was at approximately 6.6%. At January 3, 2009 the revolving credit facility was at approximately 4.0%.	111,734	83,734
	352,923	327,173
Less obligations due within one year	(4,738)	(4,640)
	348,185	322,533
Secured variable rate industrial development bonds, 0.7% average interest rate at July 5, 2009, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final payment due May 2017	8,380	8,780
State of Ohio loan at 1% until July 2011, then 3% until May 2019, approximately $30 due monthly and final payment due May 2019	3,000	-
Less obligations due within one year	(1,128)	(815)
	10,252	7,965
Senior notes payable at 8.125%, due June 2011	109,450	109,450
Senior subordinated notes payable at 9.75%, due June 2014	142,500	150,000

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

In the first half of 2009, Appleton made mandatory debt repayments of $2.7 million, plus interest, on its senior secured variable rate notes payable, secured term note payable and State of Ohio assistance loan. Also during the first half of 2009, Appleton borrowed $119.5 million and repaid $91.5 million against its revolving credit facility, leaving an outstanding balance of $111.7 million that the Company has the ability and intent to finance on a long-term basis. Approximately $15.4 million of the revolving credit facility was used to support outstanding letters of credit. At July 5, 2009, there was approximately $22.9 million of unused borrowing capacity under the $150 million revolving credit facility for working capital and other corporate purposes. A commitment fee of 0.5% per annum is assessed on the unused borrowing capacity.

During July 2007, Appleton entered into a new $12.1 million Loan and Security Agreement with the Director of Development of the State of Ohio, consisting of a $9.1 million State Assistance Loan and a $3.0 million State Loan (together “the Ohio Loans”). The Company received the proceeds of the $3.0 million State Loan during second quarter 2009. The proceeds of the $9.1 million State Assistance Loan were received in 2007. All proceeds of these Ohio Loans were used to fund a portion of the costs of acquiring and installing paper coating and production equipment at the Company’s paper mill in West Carrollton, Ohio.

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

    Under the First Amendment to the senior secured credit facilities, Appleton will pay interest rates equal to LIBOR, but not less than 2 percent, plus 450 basis points for any amounts outstanding on the senior secured variable rate notes payable and, interest rates initially equal to LIBOR, but not less than 2 percent, plus 450 basis points for any amounts outstanding on the revolving credit facility. The First Amendment to the senior secured credit facilities provides a grid under which the interest rates payable, for amounts outstanding on the revolving credit facility, may be reduced, based on measures of Appleton’s total leverage as defined in the senior secured credit facilities. Under the First Amendment to the senior secured term note payable, Appleton will pay an interest rate of 14.25 percent on the senior secured term note payable. For accounting purposes, the amendments to the senior secured credit facilities and the senior secured term note payable were treated as debt modifications. The Company paid $2.8 million of fees to the creditors in conjunction with the amendment to the senior secured credit facilities. These debt issuance costs will be amortized over the term of the modified agreement along with pre-existing unamortized debt issuance costs as an adjustment to interest expense over the remaining term of the modified agreement. Unamortized debt issuance costs of $0.1 million, relating to the revolving credit facility, were written off. The unamortized debt issuance costs remaining after the writeoff will be deferred and amortized over the term of the modified revolving credit facility.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. Also during first quarter 2008, Appleton fixed the interest rate, at 5.4%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. As discussed below, one of the swap contracts was terminated in February 2009. The covenant violation at January 3, 2009 and subsequent waiver and amendment, in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the two interest rate swap contracts that were placed in 2008. As amended, the senior secured credit facilities contain interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, Appleton concluded it was remote that the original forecasted transactions would occur as originally documented and reclassified as a charge against 2008 earnings, within interest expense, $9.4 million of swap losses originally classified in other comprehensive loss. The events of default also triggered an event of default pursuant to a cross-default provision under one of the interest rate swap contracts. As a result of the cross-default, the counterparty elected to terminate the swap contract. In February 2009, Appleton and the counterparty resolved Appleton’s obligation under the swap contract with an agreement to pay $4.7 million over the nine-month period ending October 2009. During the first half of 2009, Appleton paid $2.9 million in accordance with the termination agreement thereby reducing its liability to $1.8 million as of July 5, 2009. The remaining swap contract is expected to remain in place and future fluctuations in market value will be reflected as adjustments to interest expense. As of July 5, 2009, the remaining swap contract was recorded as a long-term liability of $3.8 million based on a fair value measurement using Level 2 inputs as described in SFAS 157, "Fair Value Measurements." The fair value of the interest rate swap derivative is primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine the discounted cash flows. In comparison to the fair value reported at fiscal year-end 2008, the current fair value of this long-term liability is $0.9 million lower, with this change recorded in interest expense on the Condensed Consolidated Statement of Operations for the six months ended July 5, 2009.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

As of July 5, 2009, Appleton was in compliance with its various amended covenants as disclosed in the 2008 Form 10-K. Based on Appleton’s forecasted operating results and related debt reductions, Appleton has projected compliance with all covenants for the next twelve-month period. Appleton’s ability to comply with the financial covenants in the future depends on further debt reduction and achieving forecasted operating results, which have become more difficult to project in the current economic environment. Given the uncertain global economic conditions,  continued constraints in the credit markets and other market uncertainties, there are various scenarios, including a reduction from forecasted operating results, under which Appleton could violate its financial covenants during 2009 and 2010. Appleton’s failure to comply with such covenants or an assessment that it is likely to fail to comply with such covenants, could also lead Appleton to seek amendments to or waivers of the financial covenants contained in the senior secured credit facilities and senior secured term note payable. Appleton cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants contained in the senior secured credit facilities and senior secured term note payable. Any such amendment to or waiver of the covenants would likely involve upfront fees, higher annual interest costs and other terms less favorable to the Company than those currently in the senior secured credit facilities and senior secured term note payable. In the event the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

17.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	July 5, 2009		January 3, 2009
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
Senior subordinated notes payable	$142,500	$48,450	$150,000	$80,250
Senior notes payable	109,450	74,289	109,450	75,521
Senior credit facility	220,500	155,453	221,625	162,894
Senior secured debt	20,689	20,689	21,814	21,814
Revolving credit facility	111,734	111,734	83,734	83,734
State of Ohio loans	11,380	10,349	8,780	7,978
Industrial development bonds	8,650	8,650	8,650	8,650
	$624,903	$429,614	$604,053	$440,841
Interest rate swap derivatives	$3,835	$3,835	$9,446	$9,446

The senior subordinated notes payable and the senior notes payable are traded in public markets and, therefore, the fair value was determined based on quoted market prices. The senior credit facility is traded in interbank markets and, therefore, the fair value was determined based on quoted market prices. The senior secured debt is not traded in public markets, but was recently repriced during an amendment negotiated during March 2009. At July 5, 2009, it was determiend that the proceeds represented current market conditions due to the currency of the recent amendment and based on discussions with market makers for similar debt instruments. The fair value of the State of Ohio assistance loan was determined based on current rates for similar financial instruments of the same remaining maturity and similar terms. The industrial development bonds have a variable interest rate that reflects current market terms and conditions. The fair value of interest rate swap derivatives is primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine the discounted cash flows that result in a measurement that is classified as Level 2 under SFAS 157.

18.      SEGMENT INFORMATION

The Company’s four reportable segments are as follows: coated solutions, thermal papers, security papers and performance packaging. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, business development costs not associated with specific segments, interest income, interest expense, debt extinguishment income and expense, foreign currency gains and losses, the nonrecurring litigation settlement and other income.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Net sales
Technical Papers
Coated solutions	$110,339	$143,072	$223,642	$280,992
Thermal papers	70,455	70,756	135,485	133,784
Security papers	8,682	9,004	18,955	17,668
	189,476	222,832	378,082	432,444
Performance packaging	23,935	27,281	47,879	54,281
Total	$213,411	$250,113	$425,961	$486,725

Operating income (loss)
Technical Papers
Coated solutions	$18,774	$9,642	$29,633	$19,018
Thermal papers	(2,227)	1,403	(5,743)	3,732
Security papers	2,785	1,004	4,402	1,772
	19,332	12,049	28,292	24,522
Performance packaging	840	1,758	1,184	3,221
Unallocated corporate charges and business development costs	(1,882)	(3,369)	(3,763)	(7,001)
Total	$18,290	$10,438	$25,713	$20,742

Depreciation and amortization
Technical Papers
Coated solutions	$8,027	$9,227	$16,126	$18,342
Thermal papers	5,117	3,079	10,004	6,295
Security papers	695	761	1,390	1,522
	13,839	13,067	27,520	26,159
Performance packaging	1,574	1,687	3,176	3,374
Unallocated corporate charges	106	17	212	33
Total	$15,519	$14,771	$30,908	$29,566

No restructuring expense was recorded during the three- and six-month periods ended July 5, 2009 and June 29, 2008.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

19.      ALTERNATIVE FUELS TAX CREDIT

The U.S. Internal Revenue Code provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. In February 2009, Appleton began mixing black liquor with diesel fuel and using the mixture at its mill in Roaring Spring, Pennsylvania. The Company applied to the Internal Revenue Service to be registered as an alternative fuel mixer and received its registration in May 2009. As of July 5, 2009, Appleton filed for excise tax refunds totaling $7.6 million and accrued $0.4 million for eligible alternative fuel usage through July 5, 2009 to be included in subsequent filings. This $8.0 million is recorded in other current assets in the accompanying Condensed Consolidated Balance Sheet. Accordingly, the Condensed Consolidated Statement of Operations for the three and six months ended July 5, 2009 includes the $8.0 million tax credit as a reduction to cost of sales. Expenses related to this excise tax refund total $0.1 million for the first six months of 2009. As of August 7, 2009, $7.1 million has been received in cash from the Internal Revenue Service.

20.      GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior notes and senior subordinated notes (the “Notes”) which have been guaranteed by PDC (the “Parent Guarantor”), C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited, HBGI Holdings Limited and New England Extrusion Inc., each of which is a wholly-owned subsidiary of Appleton (the “Subsidiary Guarantors”). These guarantees are full, unconditional and joint and several. Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited and Bemrose Security & Promotional Printing Limited were Subsidiary Guarantors that were classified as discontinued operations during 2008 and disposed of in third quarter 2008 as discussed in Note 2 to the Condensed Consolidated Financial Statements. As of July 5, 2009, C&H is classified as held for sale.

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a wholly-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of July 5, 2009 and January 3, 2009, and for the three and six months ended July 5, 2009 and June 29, 2008. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
JULY 5, 2009
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$1,571	$1	$1,517	$-	$3,089
Accounts receivable, net	-	91,023	9,053	5,162	-	105,238
Inventories	-	106,312	7.980	2,125	-	116,417
Other current assets	37,700	20,474	1,883	239	-	60,296
Assets held for sale	-	-	9,049	-	-	9,049
Total current assets	37,700	219,380	27,966	9,043	-	294,089

Property, plant and equipment, net	-	401,187	20,982	11	-	422,180
Investment in subsidiaries	160,841	126,123	-	-	(286,964)	-
Other assets	50,044	66,909	27,713	43	-	144,709
Assets held for sale	-	-	8,762	-	-	8,762
Total assets	$248,585	$813,599	$85,423	$9,097	$(286,964)	$869,740

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$5,866	$-	$-	$-	$5,866
Accounts payable	-	50,152	1,055	122	-	51,329
Due to (from) parent and affiliated companies	355,964	(319,097)	(33,802)	(3,065)	-	-
Other accrued liabilities	-	80,152	995	1,230	-	82,377
Liabilities held for sale	-	-	1,862	-	-	1,862
Total current liabilities	355,964	(182,927)	(29,890)	(1,713)	-	141,434

Long-term debt	-	619,037	-	-	-	619,037
Other long-term liabilities	-	216,648	-	-	-	216,648
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	(107,379)	160,841	115,313	10,810	(286,964)	(107,379)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$248,585	$813,599	$85,423	$9,097	$(286,964)	$869,740

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
JANUARY 3, 2009
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$2,111	$65	$2,004	$-	$4,180
Accounts receivable, net	-	73,738	9,057	5,423	-	88,218
Inventories	-	113,406	9,461	1,989	-	124,856
Other current assets	37,700	6,343	1,674	203	-	45,920
Assets held for sale	-	-	9,327	-	-	9,327
Total current assets	37,700	195,598	29,584	9,619	-	272,501

Property, plant and equipment, net	-	416,630	22,658	13	-	439,301
Investment in subsidiaries	146,562	124,971	-	-	(271,533)	-
Other assets	114,312	66,964	27,547	41	-	208,864
Assets held for sale	-	-	9,255	-	-	9,255
Total assets	$298,574	$804,163	$89,044	$9,673	$(271,533)	$929,921

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$5,455	$-	$-	$-	$5,455
Accounts payable	-	60,573	395	125	-	61,093
Due to (from) parent and affiliated companies	405,519	(373,446)	(28,861)	(3,212)	-	-
Other accrued liabilities	-	83,916	1,221	1,993	-	87,130
Liabilities held for sale	-	-	2,085	-	-	2,085
Total current liabilities	405,519	(223,502)	(25,160)	(1,094)	-	155,763

Long-term debt	-	598,598	-	-	-	598,598
Other long-term liabilities	-	282,505	-	-	-	282,505
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	(106,945)	146,562	114,204	10,767	(271,533)	(106,945)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$298,574	$804,163	$89,044	$9,673	$(271,533)	$929,921

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 5, 2009
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$378,041	$47,879	$22,000	$(21,959)	$425,961
Cost of sales	-	293,817	40,273	21,962	(22,052)	334,000

Gross profit	-	84,224	7,606	38	93	91,961
Selling, general and administrative expenses	-	59,032	6,477	739	-	66,248

Operating income (loss)	-	25,192	1,129	(701)	93	25,713
Interest expense	6,184	24,222	17	-	(6,201)	24,222
Debt extinguishment income, net	-	(5,380)	-	-	-	(5,380)
Interest income	-	(6,220)	(17)	(1)	6,201	(37)
Income in equity investments	(14,591)	(1,322)	-	-	15,913	-
Other income	-	(859)	-	(485)	(78)	(1,422)

Income (loss) before income taxes	8,407	14,751	1,129	(215)	(15,742)	8,330
Provision (benefit) for income taxes	-	160	21	(258)	-	(77)

Net income	$8,407	$14,591	$1,108	$43	$(15,742)	$8,407

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 29, 2008
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$434,070	$54,229	$29,850	$(31,424)	$486,725
Cost of sales	-	339,473	43,748	29,437	(31,809)	380,849

Gross profit	-	94,597	10,481	413	385	105,876
Selling, general and administrative expenses	-	76,636	7,477	1,021	-	85,134

Operating income (loss)	-	17,961	3,004	(608)	385	20,742
Interest expense	5,829	21,286	-	-	(5,829)	21,286
Interest income	-	(8,287)	-	(33)	8,083	(237)
Loss in equity investments	15,447	41,660	-	-	(57,107)	-
Litigation settlement, net	-	(22,274)	-	-	-	(22,274)
Other (income) expense	-	(133)	-	289	70	226
(Loss) income from continuing operations before income taxes	(21,276)	(14,291)	3,004	(864)	55,168	21,741
Provision for income taxes	-	63	29	-	-	92

(Loss) income from continuing operations	(21,276)	(14,354)	2,975	(864)	55,168	21,649
Loss from discontinued operations, net of income taxes	-	(1,093)	(44,086)	-	2,254	(42,925)

Net loss	$(21,276)	$(15,447)	$(41,111)	$(864)	$57,422	$(21,276)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 5, 2009
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$189,060	$23,935	$10,368	$(9,952)	$213,411
Cost of sales	-	143,168	20,004	10,436	(10,417)	163,191

Gross profit (loss)	-	45,892	3,931	(68)	465	50,220
Selling, general and administrative expenses	-	28,405	3,150	375	-	31,930

Operating income (loss)	-	17,487	781	(443)	465	18,290
Interest expense	3,085	12,830	17	-	(3,102)	12,830
Interest income	-	(3,106)	(17)	-	3,102	(21)
Income in equity investments	(10,329)	(1,572)	-	-	11,901	-
Other income	-	(1,087)	-	(696)	82	(1,701)

Income before income taxes	7,244	10,422	781	253	(11,518)	7,182
Provision (benefit) for income taxes	-	93	10	(165)	-	(62)

Net income	$7,244	$10,329	$771	$418	$(11,518)	$7,244

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 29, 2008
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$223,432	$27,224	$14,819	$(15,362)	$250,113
Cost of sales	-	178,670	21,868	13,912	(15,291)	199,159

Gross profit	-	44,762	5,356	907	(71)	50,954
Selling, general and administrative expenses	-	36,239	3,829	448	-	40,516

Operating income	-	8,523	1,527	459	(71)	10,438
Interest expense	2,976	10,212	-	-	(2,976)	10,212
Interest income	-	(4,142)	-	(13)	4,099	(56)
Loss in equity investments	39,700	41,654	-	-	(81,354)	-
Litigation settlement, net	-	(41)	-	-	-	(41)
Other expense (income)	-	120	-	(23)	(103)	(6)
(Loss) income from continuing operations before income taxes	(42,676)	(39,280)	1,527	495	80,263	329
Provision for income taxes	-	43	12	-	-	55

(Loss) income from continuing operations	(42,676)	(39,323)	1,515	495	80,263	274
Loss from discontinued operations, net of income taxes	-	(377)	(43,696)	-	1,123	(42,950)

Net (loss) income	$(42,676)	$(39,700)	$(42,181)	$495	$81,386	$(42,676)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 5, 2009
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$8,407	$14,591	$1,108	$43	$(15,742)	$8,407
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	-	27,806	3,099	3	-	30,908
Other	-	(1,908)	-	(485)	-	(2,393)
Change in assets and liabilities, net	51,623	(92,384)	928	(195)	15,742	(24,286)

Net cash provided (used) by operating activities	60,030	(51,895)	5,135	(634)	-	12,636
Cash flows from investing activities:
Proceeds from sale of equipment	-	27	-	-	-	27
Additions to property, plant and equipment	-	(11,266)	(258)	-	-	(11,524)

Net cash used by investing activities	-	(11,239)	(258)	-	-	(11,497)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(1,125)	-	-	-	(1,125)
Payments of senior notes payable	-	(1,687)	-	-	-	(1,687)
Debt acquisition costs	-	(3,124)	-	-	-	(3,124)
Payments relating to capital lease obligation	-	(366)	-	-	-	(366)
Proceeds from revolving line of credit	-	119,450	-	-	-	119,450
Payments of revolving line of credit	-	(91,450)	-	-	-	(91,450)
Proceeds from State of Ohio loan	-	3,000	-	-	-	3,000
Payments of State of Ohio loan	-	(400)	-	-	-	(400)
Payments of secured financing	-	(1,125)	-	-	-	(1,125)
Due to parent and affiliated companies, net	(49,555)	54,349	(4,941)	147	-	-
Proceeds from issuance of redeemable common stock	2,075	-	-	-		2,075
Payments to redeem common stock	(12,550)	-	-	-	-	(12,550)
Decrease in cash overdraft	-	(14,928)	-	-	-	(14,928)
					-
Net cash (used) provided by financing activities	(60,030)	62,594	(4,941)	147	-	(2,230)
					-
Change in cash and cash equivalents	-	(540)	(64)	(487)	-	(1,091)
Cash and cash equivalents at beginning of period	-	2,111	65	2,004	-	4,180
Cash and cash equivalents at end of period	$-	$1,571	$1	$1,517	$-	$3,089

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 29, 2008
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(21,276)	$(15,447)	$(41,111)	$(864)	$57,422	$(21,276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	-	26,533	3,027	6	-	29,566
Impairment	-	-	40,134	-	-	40,134
Other	-	5,020	264	289	-	5,573
Change in assets and liabilities, net	23,029	(15,584)	(2,103)	1,265	(57,422)	(50,815)

Net cash provided by operating activities	1,753	522	211	696	-	3,182
Cash flows from investing activities:
Proceeds from sale of equipment	-	4	-	-	-	4
Additions to property, plant and equipment	-	(49,720)	(1,008)	-	-	(50,728)

Net cash used by investing activities	-	(49,716)	(1,008)	-	-	(50,724)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(1,125)	-	-	-	(1,125)
Payments relating to capital lease obligation	-	(366)	-	-	-	(366)
Proceeds from revolving line of credit	-	178,958	-	-	-	178,958
Payments of revolving line of credit	-	(137,771)	-	-	-	(137,771)
Due to parent and affiliated companies, net	11,955	(7,383)	(3,568)	(1,004)	-	-
Proceeds from issuance of redeemable common stock	3,721	-	-	-	-	3,721
Payments to redeem common stock	(17,429)	-	-	-	-	(17,429)
Decrease in cash overdraft	-	(6,819)	-	-	-	(6,819)

Net cash (used) provided by financing activities	(1,753)	25,494	(3,568)	(1,004)	-	19,169
Effect of foreign exchange rate changes on cash and cash equivalents	-	159	-	-	-	159
Change in cash and cash equivalents	-	(23,541)	(4,365)	(308)	-	(28,214)
Cash and cash equivalents at beginning of period	-	33,567	9,247	2,024	-	44,838
Cash and cash equivalents at end of period	$-	$10,026	$4,882	$1,716	$-	$16,624

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

Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of PDC and Appleton for the quarter ended July 5, 2009. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Reference should also be made to the Annual Report on Form 10-K for the year ended January 3, 2009, the consolidated financial statements and related notes included therein.

Financial Highlights

Net sales for second quarter 2009 totaled $213.4 million, compared to $250.1 million for second quarter 2008. This 14.7% decrease in net sales was largely due to the continued economic slowdown which negatively impacted shipment volumes world-wide. Technical Papers second quarter 2009 net sales decreased by $33.4 million, or 15.0%, when compared to net sales during second quarter 2008. Second quarter 2009 net sales within the Packaging business were $3.3 million, or 12.3%, lower than net sales for the same quarter last year. This decrease in revenue was largely due to lower selling prices to the customer in response to lower resin prices. Net sales for the six months ended July 5, 2009 totaled $426.0 million, compared to $486.7 million for the six months ended June 29, 2008.

Income from continuing operations was $7.2 million for second quarter 2009 compared to income from continuing operations of $0.3 million in second quarter 2008. Despite lower shipment volumes and reduced mill operations to match customer demand, operating income in the current period was positively impacted by cost reductions related to manufacturing and distribution costs and reductions in selling, general and administrative expenses. Also during second quarter 2009, the Company recorded an $8.0 million alternative fuels tax credit as a reduction to cost of sales. During second quarter 2009 there was no discontinued operations loss compared to a second quarter 2008 loss from discontinued operations of $43.0 million. This $43.0 million loss was entirely related to Bemrose Group Limited, which was sold on August 1, 2008, and included an impairment charge of $41.2 million. For the six months ended July 5, 2009, the Company reported net income of $8.4 million compared to a net loss of $21.3 million for the six months ended June 29, 2008. First half 2008 results included an impairment charge within discontinued operations of $40.1 million and a $22.3 million net gain from a litigation settlement.

During these challenging economic times, the Company continues its efforts to reduce spending and waste. The Company continually evaluates production output and takes steps to reduce staffing at all levels and to reduce operations by temporary slowdowns and shutdowns of production equipment. Beginning in second quarter 2009, all non-union employees in the Company are required to take two weeks of unpaid leave, or furlough, before the end of third quarter 2009. In addition, beginning in second quarter 2009, Appleton suspended its company match of employee deferrals made into the 401(k) plan by non-union employees. This company match will be reinstated in October 2009 as will other previously-suspended employee benefits. The company match for deferrals into the company stock fund remained intact.

During second quarter 2009, Appleton committed to a formal plan to sell C&H Packaging Company, Inc. (“C&H”). C&H, located in Merrill, Wisconsin, was acquired in 2003 and prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. The assets and liabilities of C&H are reported as held for sale for the periods ended July 5, 2009 and January 3, 2009. Prospectively, as of the end of second quarter 2009, depreciation and amortization expense will be suspended. The sale is expected to be completed prior to the end of 2009. C&H is included within the performance packaging business segment.

Comparison of Results of Operations for the Quarters Ended July 5, 2009 and June 29, 2008

	For the Quarter Ended
	July 5,	June 29,	%
	2009	2008	Chg
	(dollars in millions)

Net sales	$213.4	$250.1	-14.7%
Cost of sales	163.2	199.2	-18.1%

Gross profit	50.2	50.9	-1.4%

Selling, general and administrative expenses	31.9	40.5	-21.2%

Operating income	18.3	10.4	76.0%

Interest expense, net	12.8	10.2	25.5%
Other non-operating income, net	(1.7)	(0.1)	nm

Income from continuing operations before income taxes	7.2	0.3	nm
Provision for income taxes	-	-	-

Income from continuing operations	7.2	0.3	nm

Loss from discontinued operations, net of income taxes	-	(43.0)	-100.0%

Net income (loss)	$7.2	$(42.7)	nm

Comparison as a percentage of net sales
Cost of sales	76.5%	79.6%	-3.1%
Gross margin	23.5%	20.4%	3.1%
Selling, general and administrative expenses	14.9%	16.2%	-1.3%
Operating margin	8.6%	4.2%	4.4%
Income from continuing operations before income taxes	3.4%	0.1%	3.3%
Income from continuing operations	3.4%	0.1%	3.3%
Loss from discontinued operations, net of income taxes	-	-17.2%	17.2%
Net income (loss)	3.4%	-17.1%	20.5%

Net sales for second quarter 2009 were $213.4 million, a decrease of $36.7 million, or 14.7%, compared to the prior year period. This reduction was largely due to volume shortfalls.

Operating income in second quarter 2009 increased 76.0% to $18.3 million. During second quarter 2009, the Company recorded an $8.0 million alternative fuels tax credit as a reduction to cost of sales. Though operating income was negatively impacted by volume shortfalls, this was partially offset by a 21.2% reduction in selling, general and administrative expenses. Within selling, general and administrative costs, distribution costs were 27.8% lower than the year earlier period. Salaries, and related expenses, were approximately $3.1 million lower than such expenses for the second quarter of 2008 as a result of the headcount reductions made during 2008, furloughs taken during the current quarter, reduced severance expense and curtailment of the company match on the 401(k). In comparison to second quarter 2008, other areas of significantly reduced spending included legal fees, consulting fees and travel and entertainment. The positive impact of this reduced spending was partially offset by higher group health and pension expenses. Second quarter 2008 also included a recovery of $2.3 million of incentive compensation expense largely the result of a reduction in the June 2008 share price. As a percent of net sales, selling, general and administrative expenses were 14.9% during second quarter 2009 compared to 16.2% during second quarter 2008.

Income from continuing operations of $7.2 million was recorded in second quarter 2009 compared to income from continuing operations of $0.3 million recorded in second quarter 2008.

The second quarter 2008 loss from discontinued operations of $43.0 million was entirely related to Bemrose Group Limited, which was sold on August 1, 2008, and included an impairment charge of $41.2 million.

Comparison of Results of Operations for the Six Months Ended July 5, 2009 and June 29, 2008

	For the Six Months Ended
	July 5,	June 29,	%
	2009	2008	Chg
	(dollars in millions)

Net sales	$426.0	$486.7	-12.5%
Cost of sales	334.1	380.8	-12.3%

Gross profit	91.9	105.9	-13.2%

Selling, general and administrative expenses	66.2	85.2	-22.3%

Operating income	25.7	20.7	24.2%

Interest expense, net	24.2	21.0	15.2%
Debt extinguishment income, net	(5.4)	-	100.0%
Other non-operating income, net	(1.4)	(22.0)	nm

Income from continuing operations before income taxes	8.3	21.7	-61.8%
(Benefit) provision for income taxes	(0.1)	0.1	-200.0%

Income from continuing operations	8.4	21.6	-61.1%

Loss from discontinued operations, net of income taxes	-	(42.9)	-100.0%

Net income (loss)	$8.4	$(21.3)	139.4%

Comparison as a percentage of net sales
Cost of sales	78.4%	78.2%	0.2%
Gross margin	21.6%	21.8%	-0.2%
Selling, general and administrative expenses	15.5%	17.5%	-2.0%
Operating margin	6.1%	4.3%	1.8%
Income from continuing operations before income taxes	1.9%	4.5%	-2.6%
Income from continuing operations	2.0%	4.4%	-2.4%
Loss from discontinued operations, net of income taxes	-	-8.8%	8.8%
Net income (loss)	2.0%	-4.4%	6.4%

Net sales for the first six months of 2009 were $426.0 million, a decrease of $60.7 million, or 12.5%, compared to the prior year period. The decrease in net sales for the first six months of 2009 was largely due to the continued economic slowdown which negatively impacted shipment volumes world-wide.

Operating income in the first six months of 2009 increased $5.0 million, or 24.2%, to $25.7 million. During the first half of 2009, the Company recorded an $8.0 million alternative fuels tax credit as a reduction to cost of sales. Though operating income was negatively impacted by volume shortfalls, this was partially offset by a 22.3% reduction in selling, general and administrative expenses. Within selling, general and administrative costs, distribution costs were 24.6% lower than the year earlier period. Salaries and related expenses were approximately $5.8 million lower than such expenses for the first half of 2008 as a result of the headcount reductions made during 2008, furloughs taken during the current quarter, reduced severance expense and curtailment of the company match on the 401(k). Other areas of significantly reduced spending included legal fees, consulting fees and travel and entertainment. The positive impact of this reduced spending was partially offset by higher group health and pension expenses. First half 2008 also included a recovery of $0.5 million of incentive compensation expense largely the result of a reduction in the June 2008 share price. As a percent of net sales, selling, general and administrative expenses were 15.5% during the first six months of  2009 compared to 17.5% during the same period of 2008.

Continuing operations reported $8.4 million of income for the first six months of 2009 compared to income from continuing operations of $21.6 million recorded during first half 2008. First half 2008 income from continuing operations included a $22.3 million net litigation settlement gain as the result of prevailing in a lawsuit to recover previously incurred costs from an insurance carrier.

The $42.9 million loss from discontinued operations, recorded during the first six months of 2008, was entirely related to Bemrose Group Limited and included an impairment charge of $40.1 million.

Business Segment Discussion

Technical Papers

Second quarter Technical Papers net sales of $189.5 million were $33.4 million lower than second quarter 2008 net sales. First half 2009 Technical Papers net sales of $378.1 million were $54.4 million lower compared to the first half of 2008. Second quarter operating income of $19.3 million was $7.3 million higher than second quarter 2008 operating income. First half 2009 operating income of $28.3 million was $3.8 million higher than the first six months of 2008. The year-on-year operating income variances were the result of the following:

	For the Three Months Ended July 5, 2009 v. the Three Months Ended	For the Six Months Ended July 5, 2009 v. the Six Months Ended
	June 29, 2008	June 29, 2008
	(dollars in millions)

Lower shipment volumes	$(9.3)	$(16.0)
Mill curtailments to match customer demand	(3.2)	(8.8)
Planned start-up costs of the thermal coater at the West Carrollton, Ohio paper mill	(2.5)	(5.4)
Reduced manufacturing spending	6.6	9.4
Lower distribution costs	5.3	9.1
Favorable selling, general and administrative spending	2.4	7.5
Alternative fuels tax credit	8.0	8.0

	$7.3	$3.8

A segment analysis follows.

•
Second quarter 2009 coated solutions net sales totaled $110.4 million, a decrease of $32.7 million, or 22.9%, from prior year levels. Second quarter 2009 carbonless shipment volumes were 24.9% lower than second quarter 2008. Volume shortfalls were recorded in all market channels with international declining more than domestic. During the first six months of 2009, coated solutions net sales totaled $223.6 million, a decrease of $57.4 million, or 20.4%, from prior year levels.

Second quarter 2009 coated solutions operating income of $18.8 million increased $9.1 million compared to second quarter 2008. During the first six months of 2009, operating income of $29.6 million increased $10.6 million compared to the same 2008 period. The adverse impact of lower shipment volumes on 2009 operating margins was more than offset by lower distribution costs and favorable selling, general and administrative spending as well as the alternative fuels tax credit recorded as a reduction to cost of sales. The alternative fuels tax credit of $8.0 million was allocated between the coated solutions and security papers segments with $6.5 million allocated to coated solutions.

•
Second quarter 2009 thermal papers net sales of $70.4 million were flat when compared to second quarter 2008 thermal papers net sales though shipment volumes were 3.2% higher. During the first six months of 2009, thermal papers net sales totaled $135.5 million, an increase of $1.7 million, or 1.3%, when compared to the same prior year period. First half 2009 shipment volumes were 5.9% higher than first half 2008 shipment volumes. Throughout 2009, revenue has been negatively impacted by continued pressure within the market to lower prices.

During second quarter 2009, the thermal papers business reported an operating loss of $2.3 million which was a $3.6 million decrease in operating income as compared to second quarter 2008. A $5.7 million operating loss was recorded for this business during the first half of 2009 which was a decrease in operating income of $9.5 million as compared to the same 2008 period. Despite higher shipment volumes and lower manufacturing costs and selling, general and administrative expenses, unfavorable product mix, higher input costs and $5.4 million of planned start-up costs drove gross margins down when compared to 2008.

•
Second quarter 2009 security papers segment net sales were $8.7 million, a slight decrease from second quarter 2008 net sales of $9.0 million. First half 2009 security papers net sales were $19.0 million, an increase of $1.3 million, or 7.3%, from first half 2008. The increase was due to increased shipment volumes of 6.7%.

Second quarter 2009 operating income of $2.8 million was $1.8 million higher than second quarter 2008 largely the result of reduced cost of sales due to the $1.5 million alternative fuels tax credit allocated to this business segment. Security papers operating income of $4.4 million for the first half of the year was an increase of $2.7 million when compared to first half 2008 due to increased shipment volumes, manufacturing gains, the alternative fuels tax credit and reduced selling, general and administrative spending.

Performance Packaging

•
Performance packaging segment net sales totaled $23.9 million in second quarter 2009, a decrease of $3.3 million, or 12.3%, from second quarter 2008. During the first six months of 2009, this segment recorded net sales of $47.9 million which was a decrease of $6.4 million, or 11.8%, from the first six months of 2008. The decrease in revenue was largely due to lower selling prices to the customer in response to lower resin prices.

Operating income recorded during second quarter 2009 of $0.8 million was $0.9 million lower than second quarter 2008. Operating income recorded during the first six months of 2009, of $1.2 million, was $2.0 million, or 63.2%, lower than the first six months of 2008. This was the result of margin compression arising from resin pricing fluctuations.

During second quarter 2009, Appleton committed to a formal plan to sell C&H Packaging Company, Inc. (“C&H”). C&H, located in Merrill, Wisconsin, was acquired in 2003 and prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. The assets and liabilities of C&H are reported as held for sale for the periods ended July 5, 2009 and January 3, 2009. Prospectively, as of the end of second quarter 2009, depreciation and amortization expense will be suspended. The sale is expected to be completed prior to the end of 2009. C&H is included within the performance packaging business segment.

Unallocated Corporate Charges and Business Development Costs

•
Unallocated corporate charges and business development costs decreased $1.5 million and $3.2 million during the three and six months ended July 5, 2009, respectively, when compared to the same periods of 2008 due to reduced selling, general and administrative expenses.

Liquidity and Capital Resources

Overview. Appleton’s primary sources of liquidity and capital resources are cash provided by operations and available borrowings under its revolving credit facility. Appleton generally expects that cash on hand, internally generated cash flow and available credit from its revolving credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At July 5, 2009, Appleton had $3.1 million of cash and approximately $22.9 million of unused borrowing capacity under its revolving credit facility and was in compliance with all of its debt covenants.

Cash Flows from Operating Activities. Net cash provided by operating activities for the first six months of 2009, of $12.6 million, was a $9.5 million improvement when compared to net cash provided by operating activities for the first six months of 2008. Net income, adjusted for non-cash charges, provided $36.9 million in operating cash for the period. Non-cash charges included $30.9 million in depreciation and amortization, $2.1 million of non-cash employer matching contributions to the KSOP and $0.9 million of other non-cash charges. A $5.4 million net gain on debt extinguishment, which is discussed below in cash flows from financing activities, was also recorded during the first half of this year. Uses of cash included a $21.9 million change in working capital and a net $2.4 million of other uses.

Major components of the $21.9 million increase in working capital were a $15.7 million increase in accounts receivable and a $14.4 million increase in other current assets. Quarter-end receivables were at a more normal level compared to year-end 2008 which was impacted by increased collections due to the January 3, 2009 year-end date. As of July 5, 2009, other current assets included an $8.0 million receivable for the alternative fuels tax credit. Payments of $1.9 million were also made out of the restructuring reserve. As a result of aggressive inventory management, inventories decreased by $8.0 million. Accounts payable and accrued liabilities increased $2.1 million.

Cash Flows from Investing Activities. Net cash used by investing activities during the first half of 2009 totaled $11.5 million versus $50.7 million during the first six months of 2008. During 2008, Appleton was investing in the expansion project at the West Carrollton, Ohio paper mill. This expansion project, which was funded through cash flows from operations, special financing provided by the State of Ohio and borrowings under Appleton’s revolving credit facility, accounted for $44.6 million of the capital spending during first half 2008. This expansion was put into operation during the second half of 2008.

Cash Flows from Financing Activities. Net cash used by financing activities was $2.2 million for the first six months of 2009, while $19.2 million of cash was provided in the comparable 2008 period. During the first half of 2009, Appleton borrowed a net $28.0 million on its revolving credit facility. First half 2009 proceeds from the issuance of PDC redeemable common stock totaled $2.1 million. The ESOP trustee purchased this stock with pre-tax deferrals, rollovers and loan payments made by employees during the first six months of 2009. Payments to redeem PDC common stock were $12.6 million during this same period of 2009. The net cash decrease realized from these proceeds and redemptions was $3.2 million less than in the comparable period of 2008. Also, during first quarter 2009, the Company made market purchases of $7.5 million face value of its senior subordinated notes for a cash outlay of $1.7 million. As these notes were purchased at a price significantly less than face value, the Company recorded a $5.5 million net gain on these purchases. Appleton also made $3.0 million of mandatory debt and capital lease payments.

During July 2007, Appleton entered into a new $12.1 million Loan and Security Agreement with the Director of Development of the State of Ohio, consisting of a $9.1 million State Assistance Loan and a $3.0 million State Loan (together “the Ohio Loans”). The Company received the proceeds of the $3.0 million State Loan during second quarter 2009. The proceeds of the $9.1 million State Assistance Loan were received in 2007. All proceeds of these Ohio Loans were used to fund a portion of the costs of acquiring and installing paper coating and production equipment at the Company’s paper mill in West Carrollton, Ohio.

Cash overdrafts decreased $14.9 million during the first half of 2009. Cash overdrafts represent checks issued (thereby eliminating the corresponding accounts payable) but not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

    Appleton’s senior secured credit facilities and senior secured term note payable contain provisions that require Appleton to maintain specified financial ratios. Prior to the waivers and amendments discussed below, the most restrictive limitations were quarter-end debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than a 4.50 to 1.00 ratio as such terms are defined in the debt agreements. As a result of the significant downturn in Appleton’s business markets and the resulting loss reported for the three months ended January 3, 2009, Appleton was not in compliance with the leverage ratio covenant at January 3, 2009, which constituted events of default under the debt agreements. In order to waive the events of default existing at January 3, 2009, under the senior secured credit facilities and the senior secured term note payable, and to amend other provisions of the agreements, Appleton and its lenders entered into the following agreements in March 2009:

•      First Amendment to the senior secured credit facilities
•      First Amendment to the senior secured term note payable

    Under the First Amendment to the senior secured credit facilities, Appleton will pay interest rates equal to LIBOR, but not less than 2 percent, plus 450 basis points for any amounts outstanding on the senior secured variable rate notes payable and, interest rates initially equal to LIBOR, but not less than 2 percent, plus 450 basis points for any amounts outstanding on the revolving credit facility. The First Amendment to the senior secured credit facilities provides a grid under which the interest rates payable, for amounts outstanding on the revolving credit facility, may be reduced, based on measures of Appleton’s total leverage as defined in the senior secured credit facilities. Under the First Amendment to the senior secured term note payable, Appleton will pay an interest rate of 14.25 percent on the senior secured term note payable. For accounting purposes, the amendments to the senior secured credit facilities and the senior secured term note payable were treated as debt modifications. The Company paid $2.8 million of fees to the creditors in conjunction with the amendment to the senior secured credit facilities. These debt issuance costs will be amortized over the term of the modified agreement along with pre-existing unamortized debt issuance costs as an adjustment to interest expense over the remaining term of the modified agreement. Unamortized debt issuance costs of $0.1 million, relating to the revolving credit facility, were written off. The unamortized debt issuance costs remaining after the writeoff will be deferred and amortized over the term of the modified revolving credit facility.

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

    In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. Also during first quarter 2008, Appleton fixed the interest rate, at 5.4%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. As discussed below, one of the swap contracts was terminated in February 2009. The covenant violation at January 3, 2009 and subsequent waiver and amendment, in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the two interest rate swap contracts that were placed in 2008. As amended, the senior secured credit facilities contain interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, Appleton concluded it was remote that the original forecasted transactions would occur as originally documented and reclassified as a charge against 2008 earnings, within interest expense, $9.4 million of swap losses originally classified in other comprehensive loss. The events of default also triggered an event of default pursuant to a cross-default provision under one of the interest rate swap contracts. As a result of the cross-default, the counterparty elected to terminate the swap contract. In February 2009, Appleton and the counterparty resolved Appleton’s obligation under the swap contract with an agreement to pay $4.7 million over the nine-month period ending October 2009. During the first half of 2009, Appleton paid $2.9 million in accordance with the termination agreement thereby reducing its liability to $1.8 million as of July 5, 2009. The remaining swap contract is expected to remain in place and future fluctuations in market value will be reflected as adjustments to interest expense. As of July 5, 2009, the remaining swap contract was recorded as a long-term liability of $3.8 million based on a fair value measurement using Level 2 inputs as described in SFAS 157, "Fair Value Measurements." The fair value of the interest rate swap derivative is primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine the discounted cash flows. In comparison to the fair value reported at fiscal year-end 2008, the current fair value of this long-term liability is $0.9 million lower, with this change recorded in interest expense on the Condensed Consolidated Statement of Operations for the six months ended July 5, 2009.

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

As of July 5, 2009, Appleton was in compliance with its various amended covenants as disclosed in the 2008 Form 10-K. Based on Appleton’s forecasted operating results and related debt reductions, Appleton has projected compliance with all covenants for the next twelve-month period. Appleton’s ability to comply with the financial covenants in the future depends on further debt reduction and achieving forecasted operating results, which have become more difficult to project in the current economic environment. Given the uncertain global economic conditions, continued constraints in the credit markets and other market uncertainties, there are various scenarios, including a reduction from forecasted operating results, under which Appleton could violate its financial covenants during 2009 and 2010. Appleton’s failure to comply with such covenants or an assessment that it is likely to fail to comply with such covenants, could also lead Appleton to seek amendments to or waivers of the financial covenants contained in the senior secured credit facilities and senior secured term note payable. Appleton cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants contained in the senior secured credit facilities and senior secured term note payable. Any such amendment to or waiver of the covenants would likely involve upfront fees, higher annual interest costs and other terms less favorable to the Company than those currently in the senior secured credit facilities and senior secured term note payable. In the event the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

Prior Period Error Corrections

During the preparation of the first quarter 2009 Form 10-Q, the Company identified an error in classification of gain on debt extinguishment in its 2008 Consolidated Statement of Cash Flows which affected cash flows from operating activities and cash flows from financing activities. During fourth quarter 2008, Appleton purchased $40.6 million, plus interest, of its 8.125% senior notes payable due June 15, 2011. The actual cash outlay for these purchases totaled $28.0 million. As these senior notes were purchased at prices less than face value, the Company appropriately recorded a $12.6 million gain. In accordance with Statement of Financial Accounting Standards (“SFAS”) 95, “Statement of Cash Flows,” gains or losses on extinguishment of debt is a financing activity and should be adjusted from the net income of the business to arrive at cash flows from operations. Appleton did not remove the non-cash gain on the extinguishment of debt from cash flows from operating activities resulting in an overstatement of cash flows from operations and cash outflows from financing activities on the Company’s Consolidated Statement of Cash Flows for the Twelve Months Ended January 3, 2009. This error had no impact on the Consolidated Statement of Operations and Consolidated Balance Sheet for 2008. After considering both quantitative and qualitative factors in accordance with Staff Accounting Bulletin 99, "Materiality," the Company determined that the errors were not material and the cash flow presentations will be revised for these errors in the 2009 Form 10-K.

As a result of researching the appropriate classification of the gain associated with the Bemrose note receivable, as discussed in Note 2 to the Condensed Consolidated Financial Statements contained in this report, it was determined that the initial reserve of $1.5 million should have also been recorded within continuing operations at year-end 2008, at which time the reserve was initially recorded in (loss) income from discontinued operations in the 2008 Form 10-K. Management assessed the error in accordance with Staff Accounting Bulletin 99, “Materiality,” and concluded the error is immaterial to the consolidated financial statements as of January 3, 2009, taken as a whole. The Consolidated Statement of Operations will be revised for this error in the 2009 Form 10-K.

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

Alternative Fuels Tax Credit

The U.S. Internal Revenue Code provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. In February 2009, Appleton began mixing black liquor with diesel fuel and using the mixture at its mill in Roaring Spring, Pennsylvania. The Company applied to the Internal Revenue Service to be registered as an alternative fuel mixer and received its registration in May 2009. As of July 5, 2009, Appleton filed for excise tax refunds totaling $7.6 million and accrued $0.4 million for eligible alternative fuel usage through July 5, 2009 to be included in subsequent filings. This $8.0 million is recorded in other current assets in the accompanying Condensed Consolidated Balance Sheet. Accordingly, the Condensed Consolidated Statement of Operations for the three and six months ended July 5, 2009 includes the $8.0 million tax credit as a reduction to cost of sales. Expenses related to this excise tax refund total $0.1 million for the first six months of 2009. As of August 7, 2009, $7.1 million has been received in cash from the Internal Revenue Service.

New Accounting Pronouncements

    In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification ("Codification"). The Codification will become the single source for all authoritative generally accepted accounting principles ("GAAP") recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and the Company has determined that it will not have an impact on its consolidated results of operations, financial position and cash flows.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 165, “Subsequent Events.”  This statement is applicable to the accounting for and disclosure of subsequent events not addressed in other GAAP. It provides a definition of subsequent events and guidance as to when subsequent events are recognized or not recognized. SFAS 165 requires the disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. These provisions are effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively. The provisions of SFAS 165 were adopted by the Company during its second quarter ended July 5, 2009 and had no material impact on its financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS 157 “Fair Value Measurements.” The provisions of FSP FAS 157-4 were adopted by the Company during its second quarter ended July 5, 2009. There was no current period impact on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. The provisions of FSP FAS 107-1 were adopted by the Company during its second quarter ended July 5, 2009. The current period impact is addressed in Note 17 to the Condensed Consolidated Financial Statements contained in this report.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets,” which amends SFAS 132 (Revised 2003), “Employers’ Disclosures about Pension and Other Postretirement Benefits,” to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This pronouncement is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions are not required to be adopted for earlier periods as presented for comparative purposes. Earlier application of the provisions is permitted. The Company does not believe adoption will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. These provisions are effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted SFAS 161 during its first quarter 2009. The principal impact to the Company was to require the expansion of its disclosures regarding derivative instruments.

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

Item 4T—Controls and Procedures

Internal Controls Over Financial Reporting

There were no changes in the internal control over financial reporting of Appleton or PDC, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

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

Changes in tax laws may have a material effect on Appleton’s future cash flows and results of operations.

Earnings in the three and six months ended July 5, 2009, included an alternative fuels tax credit of $8.0 million for alternative fuel mixtures produced for use as a fuel in the business. The credit is scheduled to expire December 31, 2009. Legislation has been proposed that would terminate the credit for fuel used in the production of paper or pulp prior to December 31, 2009. We cannot predict whether such legislation will be enacted, or what its effective date would be. If the excise tax credit were to be terminated or materially changed prior to December 31, 2009, this may have a material effect on Appleton’s future cash flows and results of operations.

Appleton has competitors in its various markets and it may not be able to maintain prices and margins for its products.

Appleton faces strong competition in all of its business segments. Its competitors vary in size and the breadth of their product offerings and some of its competitors have significantly greater financial, technical and marketing resources than Appleton does. Regardless of the continuing quality of our primary products, Appleton may be unable to maintain its prices or margins due to:

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

The carbonless paper market is highly competitive. Appleton competes based on a number of factors, including price, product availability, quality and customer service. Additionally, Appleton competes with domestic production and imports from Europe and Asia. In March 2009, the Mexican government began imposing tariffs on 90 U.S. products sold into Mexico, including carbonless paper. All U.S. sales of carbonless paper into Mexico are assessed a 10% tariff. Though the tariff is paid by the customer, this automatically increases the price of carbonless paper by 10% which could open the door for non-U.S. competitors to enter the Mexican market with their carbonless products and take advantage of the ability to offer customers more favorable pricing. Appleton may need to adjust its carbonless pricing accordingly in reaction to competitive pressures from both customers seeking more favorable pricing and foreign producers of carbonless paper seeking market entry.

Future greenhouse gas/carbon regulations or legislation could adversely affect Appleton’s costs of compliance with environmental laws.

            In 2009, the U.S. Environmental Protection Agency (“EPA”) released a finding that greenhouse gas (“GHG”) emissions endanger the public health and welfare.  Should the EPA finalize the findings, it may then begin developing rules to regulate GHG emissions under the federal Clean Air Act.  It is uncertain whether such GHG emissions regulations will be issued, when they might be issued or what form they may take.  Also in 2009, several bills were introduced in the U.S. Congress concerning climate change and the emission into the environment of carbon dioxide and other GHGs.  It is expected that eventual legislation will take the form of a cap-and-trade program where generators will be required to purchase allowances to emit carbon dioxide and other GHGs, although it is possible that legislation may take other forms, such as a carbon tax on each unit of carbon dioxide and other GHGs emitted in excess of mandated limits.  As a result, Appleton could be required, among other things, to purchase allowances or offsets to emit GHGs or other regulated pollutants or to pay taxes on such emissions.  At this time there is no basis for estimating the effect of such legislation on the costs Appleton will incur to comply with environmental laws, although the Company is investigating ways to reduce carbon emissions.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seek” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address Appleton’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that Appleton expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended January 3, 2009, as well as in the Quarterly Report on Form 10-Q for the current quarter ended July 5, 2009, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond Appleton’s ability to control or predict. Given these uncertainties, do not place undue reliance on the forward-looking statements. Appleton disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

APPLETON PAPERS INC. (Registrant)

Date: August 7, 2009	/s/ Thomas J. Ferree
Thomas J. Ferree
Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: August 7, 2009	/s/ Thomas J. Ferree
Thomas J. Ferree
Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)