Form 10-Q
period 2009-11-03
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2009-11-06
CIK 1144326, 1166365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 4, 2009

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

Registrants' telephone number, including area code: (920) 734-9841

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
Yes  ☐    No  ☐

Indicate by check mark whether either of the registrants is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).
Large Accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of November 1, 2009, 9,806,435 shares of Paperweight Development Corp.'s common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of November 1, 2009, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Documents incorporated by reference: None.

Appleton Papers Inc. meets the conditions set forth in General Instruction -H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INDEX

		Page Number
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	a) Condensed Consolidated Balance Sheets	3

	b) Condensed Consolidated Statements of Operations	4

	c) Condensed Consolidated Statements of Cash Flows	5

	d) Consolidated Statements of Redeemable Common Stock, Accumulated Deficit, Accumulated Other Comprehensive (Loss) Income and Comprehensive Income (Loss)	6

	e) Notes to Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4T	Controls and Procedures	44

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	44

Item 1A	Risk Factors	44

Item 6	Exhibits	46

Signatures		47

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)
	October 4, 2009	January 3, 2009
ASSETS
Current assets
Cash and cash equivalents	$3,539	$4,180
Accounts receivable, less allowance for doubtful accounts of $3,068 and $1,715, respectively	103,235	88,218
Inventories	112,471	124,856
Other current assets	46,723	45,920
Assets held for sale	9,073	9,327
Total current assets	275,041	272,501

Property, plant and equipment, net of accumulated depreciation of $435,696 and $394,075, respectively	412,918	439,301
Goodwill	9,251	9,251
Intangible assets, net	68,648	71,404
Environmental indemnification receivable	38,113	114,300
Other assets	17,357	13,909
Assets held for sale	8,806	9,255
Total assets	$830,134	$929,921

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$5,967	$5,455
Accounts payable	56,823	61,093
Accrued interest	3,661	3,628
Other accrued liabilities	82,469	83,502
Liabilities held for sale	2,198	2,085
Total current liabilities	151,118	155,763

Long-term debt	558,900	598,598
Postretirement benefits other than pension	45,784	45,364
Accrued pension	102,791	109,532
Environmental liability	38,113	114,300
Other long-term liabilities	9,819	13,309
Commitments and contingencies (Note 13)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 10,243,478 and 10,643,894, respectively	133,653	147,874
Accumulated deficit	(114,133)	(159,650)
Accumulated other comprehensive loss	(95,911)	(95,169)
Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$830,134	$929,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three Months Ended October 4, 2009	Three Months Ended September 28, 2008	Nine Months Ended October 4, 2009	Nine Months Ended September 28, 2008
Net sales	$222,347	$255,675	$648,308	$742,400

Cost of sales	175,582	211,173	509,582	592,022

Gross profit	46,765	44,502	138,726	150,378

Selling, general and administrative expenses	38,874	40,146	105,122	125,280
Goodwill impairment	-	17,684	-	17,684

Operating income (loss)	7,891	(13,328)	33,604	7,414

Other expense (income)
Interest expense	13,987	10,748	38,209	32,034
Debt extinguishment income, net	(37,366)	-	(42,746)	-
Interest income	(10)	(128)	(47)	(365)
Litigation settlement, net (Note 13)	-	-	-	(22,274)
Foreign exchange (gain) loss	(403)	1,774	(1,005)	2,000
Other income	-	-	(820)	-

Income (loss) from continuing operations before income taxes	31,683	(25,722)	40,013	(3,981)

Provision for income taxes	240	85	163	177

Income (loss) from continuing operations	31,443	(25,807)	39,850	(4,158)

Discontinued operations
Loss from discontinued operations, net of income taxes	-	(4,224)	-	(47,149)

Net income (loss)	$31,443	$(30,031)	$39,850	$(51,307)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands)
	October 4, 2009	September 28, 2008
Cash flows from operating activities:
Net income (loss)	$39,850	$(51,307)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	43,597	40,893
Amortization of intangible assets	2,840	3,430
Impairment of continuing operations goodwill	-	17,684
Impairment of discontinued operations goodwill and long-lived assets	-	42,207
Amortization of financing fees	2,100	1,765
Employer 401(k) noncash matching contributions	2,979	4,400
Foreign exchange (gain) loss	(1,005)	2,399
Loss on disposals of equipment	175	1,298
Accretion of capital lease obligation	55	87
Gain on debt extinguishment	(42,746)	-
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(13,956)	(396)
Inventories	12,390	(18,978)
Other current assets	(749)	(63)
Accounts payable and other accrued liabilities	11,439	(20,363)
Restructuring reserve	(2,115)	(239)
Accrued pension	(5,970)	(6,992)
Fox River liabilities	-	(19,662)
Other, net	(4,775)	(1,249)
Net cash provided (used) by operating activities	44,109	(5,086)

Cash flows from investing activities:
Proceeds from sale of equipment	27	8
Net change in cash due to sale of Bemrose Group Limited	-	(2,892)
Additions to property, plant and equipment	(16,051)	(74,638)
Net cash used by investing activities	(16,024)	(77,522)

Cash flows from financing activities:
Payments of senior secured notes payable	(1,687)	(1,687)
Payments of senior subordinated notes payable	(1,687)	-
Debt acquisition costs	(8,282)	-
Payments relating to capital lease obligation	(548)	(548)
Proceeds from revolving credit facility	185,341	272,607
Payments of revolving credit facility	(175,450)	(214,272)
Proceeds from State of Ohio loan	3,000	-
Payments of State of Ohio loan	(677)	(130)
Payments of secured financing	(1,715)	-
Proceeds from issuance of redeemable common stock	2,075	3,721
Payments to redeem common stock	(12,586)	(17,491)
(Decrease) increase in cash overdraft	(16,510)	3,083
Net cash (used) provided by financing activities	(28,726)	45,283

Effect of foreign exchange rate changes on cash and cash equivalents	-	321
Change in cash and cash equivalents	(641)	(37,004)
Cash and cash equivalents at beginning of period	4,180	44,838
Cash and cash equivalents at end of period	$3,539	$7,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Comprehensive Income (Loss)
Balance, January 3, 2009	10,643,894	$147,874	$(159,650)	$(95,169)

Comprehensive income
Net income	-	-	39,850	-	$39,850
Changes in retiree plans, net	-	-	-	(862)	(862)
Realized and unrealized gain on derivatives	-	-	-	120	120
Total comprehensive income					$39,108
Issuance of redeemable common stock	213,730	4,032	-	-
Redemption of redeemable common stock	(614,146)	(12,586)	-	-
Accretion of redeemable common stock	-	(5,667)	5,667	-

Balance, October 4, 2009	10,243,478	$133,653	$(114,133)	$(95,911)

Balance, December 29, 2007	11,116,751	$182,040	$(80,086)	$3,679

Comprehensive loss
Net loss	-	-	(51,307)	-	$(51,307)
Change in retiree plans, net	-	-	-	7,975	7,975
Foreign currency translation adjustment	-	-	-	(8,112)	(8,112)
Realized and unrealized gain on derivatives	-	-	-	1,504	1,504
Total comprehensive loss					$(49,940)
Issuance of redeemable common stock	253,936	6,813	-	-
Redemption of redeemable common stock	(577,566)	(17,491)	-	-
Accretion of redeemable common stock	-	(2,018)	2,018	-

Balance, September 28, 2008	10,793,121	$169,344	$(129,375)	$5,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.        BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three and nine months ended October 4, 2009 and September 28, 2008, the cash flows for the nine months ended October 4, 2009 and September 28, 2008 and financial position at October 4, 2009 and January 3, 2009 have been made. All adjustments made were of a normal recurring nature.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes of Paperweight Development Corp. (“PDC”) and its wholly-owned subsidiaries (collectively the “Company”) for each of the three years in the period ended January 3, 2009, which are included in the annual report on Form 10-K for the year ended January 3, 2009. The consolidated balance sheet data as of January 3, 2009, contained within these condensed financial statements was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Appleton Papers Inc. (“Appleton”) is a wholly-owned subsidiary of PDC.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The Company has performed an evaluation of subsequent events through November 6, 2009, the date the financial statements were issued. Certain immaterial prior year financial statement amounts have been reclassified to conform to their current year presentation.

2.        DISPOSITIONS

During second quarter 2009, Appleton committed to a formal plan to sell C&H Packaging Company, Inc. (“C&H”). C&H, located in Merrill, Wisconsin, was acquired in 2003 and prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. The assets and liabilities of C&H are reported as held for sale for the periods ended October 4, 2009 and January 3, 2009. As of the end of second quarter 2009, depreciation and amortization expense was suspended, resulting in a $0.2 million reduction in expense. The sale is expected to be completed prior to the end of 2009. C&H is included within the performance packaging business segment.

Net assets held for sale consist of the following (dollars in thousands):

	October 4, 2009	January 3, 2009
Accounts receivable	$3,480	$3,811
Inventories	5,304	5,197
Other current assets	289	319

Property, plant and equipment, net	6,005	6,370

Goodwill	1,350	1,350
Intangible assets, net	1,451	1,535

Accounts payable	(1,604)	(1,445)
Other accrued liabilities	(594)	(640)

Net assets held for sale	$15,681	$16,497

Late in 2007, Appleton committed to a formal plan to sell Bemrose Group Limited (“Bemrose”), its secure and specialized print services business based in Derby, England. After conducting a strategic review in the fourth quarter of 2007, Appleton decided to focus its attention and expand its leadership positions in its core businesses. The operating results of Bemrose for the three and nine months ended September 28, 2008 are reported separately as discontinued operations. For the three and nine months ended September 28, 2008, Bemrose recorded net sales of $8.5 million and $55.7 million, respectively, and losses before income taxes of $4.2 million and $47.1 million, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

On August 1, 2008, Appleton completed the sale of Bemrose receiving £2.0 million ($3.9 million) of cash and £3.2 million ($6.4 million) of notes receivable to be settled within 75 and 180 days after closing. The first tranche of notes receivable was paid in November 2008, however, due to continuing difficult business conditions in Bemrose markets, Appleton established a £1.0 million ($1.5 million) reserve against the £2.0 million ($3.0 million) remaining principal and interest due at year-end 2008. During second quarter 2009, Appleton and Bemrose negotiated an amendment to the original sales agreement related to the second tranche of the note receivable. Bemrose agreed to pay Appleton £1.5 million ($2.5 million). In return, Appleton agreed to release Bemrose from the remaining £0.5 million ($0.8 million). During July 2009, £1.0 million ($1.6 million) was received from Bemrose. Interest will accrue on the unpaid balance and will be paid in addition to the remaining principal in January 2012. These renegotiated terms resulted in a partial recovery of the reserve established at year-end 2008 and the recording of a £0.5 million ($0.8 million) gain during second quarter 2009. This gain is included in other income from continuing operations in the Condensed Consolidated Statement of Operations for the nine months ended October 4, 2009. The note receivable has been recorded within other long-term assets.

3.        GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. The carrying amount of goodwill as of October 4, 2009 and January 3, 2009 was $9.3 million and was assigned entirely to the performance packaging segment.

The Company’s other intangible assets consist of the following (dollars in thousands):

	As of October 4, 2009		As of January 3, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$47,835	$20,283	$47,835	$18,590
Patents	30,778	30,720	30,778	30,570
Customer relationships	25,064	6,896	25,064	5,983
Non-compete agreements	691	686	691	686
Subtotal	104,368	$58,585	104,368	$55,829
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$127,233		$127,233

Of the $127.2 million of acquired intangible assets, $70.7 million was assigned to registered trademarks. Trademarks of $44.6 million related to carbonless paper and $3.2 million related to the Company’s 2003 and 2005 acquisitions are being amortized over their estimated useful life of 20 years, while the remaining $22.9 million are considered to have an indefinite life and are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships and 1 to 5 years for non-compete agreements.

Total amortization expense for the three and nine months ended October 4, 2009 was $0.9 million and $2.8 million, respectively. Of these amounts, C&H reported amortization expense of $0.1 million for the six months ended July 5, 2009. Amortization expense for the three and nine months ended September 29, 2008 was $0.9 million and $3.4 million, respectively. Of these amounts, C&H recorded amortization expense of $0.2 million for the nine months ended September 28, 2008.

    Estimated future amortization expense as of October 4, 2009, consists of the following (dollars in millions):

2009	$0.9
2010	3.5
2011	3.5
2012	3.4
2013	3.4
2014	3.4

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4.        RESTRUCTURING AND OTHER CHARGES

Due to the impact of the economic downturn on the business, salaried headcount was reduced by 72 during December 2008. In addition, due to a shift of production from the Appleton, Wisconsin, plant to the West Carrollton, Ohio, paper mill and the impact of the economic downturn on the business, production headcount was reduced by 127. As a result, the Company recorded $2.6 million of restructuring and other charges, for employee termination benefits, during 2008.

The table below summarizes the restructuring reserve included in the consolidated balance sheets at October 4, 2009 and January 3, 2009 (dollars in thousands):

	January 3, 2009	2009 Additions	2009	October 4, 2009
	Reserve	to Reserve	Utilization	Reserve

U.S. employee termination benefits	$2,138	$-	$(2,115)	$23

5.        INVENTORIES

Inventories consist of the following (dollars in thousands):

	October 4, 2009	January 3, 2009
Finished goods	$66,301	$70,448
Raw materials, work in process and supplies	60,868	69,255
	127,169	139,703
Inventory reserve	(3,510)	(4,330)
	123,659	135,373
LIFO reserve	(11,188)	(10,517)
	$112,471	$124,856

Stores and spare parts inventory balances of $23.4 million and $23.1 million at October 4, 2009 and January 3, 2009, respectively, are valued at average cost and are included in raw materials, work in process and supplies. Inventories valued using the FIFO method approximate 10% and 9% of the Company’s total inventory balance at October 4, 2009, and January 3, 2009, respectively.

6.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	October 4, 2009	January 3, 2009
Land and improvements	$9,693	$9,880
Buildings and improvements	134,353	132,110
Machinery and equipment	658,824	646,294
Software	32,744	32,112
Capital lease	4,764	4,764
Construction in progress	8,236	8,216
	848,614	833,376
Accumulated depreciation/amortization	(435,696)	(394,075)
	$412,918	$439,301

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Depreciation  expense for the three and nine months ended October 4, 2009 and September 28, 2008, consists of the following (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
Depreciation Expense	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Cost of sales	$12,961	$12,062	$38,612	$35,366
Selling, general and administrative expenses	1,649	1,731	4,985	5,527
	$14,610	$13,793	$43,597	$40,893

Included in the amounts above, C&H recorded depreciation of $0.4 million for the six months ended July 5, 2009. Also included in the above table, C&H recorded depreciation of $0.2 million and $0.6 million for the three and nine months ended September 28, 2008, respectively.

7.        OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):

	October 4, 2009	January 3, 2009
Environmental indemnification receivable	$37,700	$37,700
Alternative fuels tax credit receivable	1,167	-
Note receivable from Bemrose	-	1,449
Other	7,856	6,771
	$46,723	$45,920

Other noncurrent assets consist of the following (dollars in thousands):

	October 4, 2009	January 3, 2009
Deferred debt issuance costs	$13,809	$10,968
Other	3,548	2,941
	$17,357	$13,909

8.        OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	October 4, 2009	January 3, 2009
Compensation	$8,660	$4,776
Trade discounts	17,333	18,537
Workers’ compensation	4,017	4,489
Accrued insurance	1,850	1,744
Other accrued taxes	1,251	1,787
Postretirement benefits other than pension	3,329	3,329
Fox River Liabilities	37,700	37,700
Restructuring reserve	23	2,138
Other	8,306	9,002
	$82,469	$83,502

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

9.        NEW ACCOUNTING PRONOUNCEMENTS

   In August 2009, the FASB issued ASU No. 2009-05, "Measuring Liabilities at Fair Value," which amends ASC 820, "Fair Value Measurements and Disclosures."  ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability.  The changes to the ASC as a result of this update are effective for the first reporting period (including interim periods) beginning after issuance, which for the Company, is fourth quarter 2009.  Adoption is not expected to have a material impact on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”). The ASC became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The ASC does not change GAAP but was intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. Throughout the notes to the condensed consolidated financial statements, references that were previously made to various former authoritative GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In May 2009, the FASB issued ASC 855, “Subsequent Events.”  This statement is applicable to the accounting for and disclosure of subsequent events not addressed in other GAAP. It provides a definition of subsequent events and guidance as to when subsequent events are recognized or not recognized. It requires the disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. These provisions were effective for interim or annual financial periods ending after June 15, 2009, and are applied prospectively. These provisions were adopted by the Company during its second quarter ended July 5, 2009 and additional disclosures required by this standard are included in Note 1, Basis of Presentation.

In April 2009, the FASB issued ASC 820, “Fair Value Measurements and Disclosures.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with ASC 820, “Fair Value Measurements.” These provisions were adopted by the Company during its second quarter ended July 5, 2009. There was no current period impact on its financial statements.

In April 2009, the FASB issued ASC 825, “Financial Instruments.” It requires an entity to provide disclosures about fair value of financial instruments in interim financial information. These provisions were adopted by the Company during its second quarter ended July 5, 2009. Additional disclosures required by this standard are addressed in Note 17, Fair Value of Financial Instruments.

In December 2008, the FASB issued ASC 715, “Compensation - Retirement Benefits,” to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This pronouncement is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions are not required to be adopted for earlier periods as presented for comparative purposes. Earlier application of the provisions is permitted. The Company does not believe adoption will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued ASC 815, “Derivatives and Hedging.” This statement changes the disclosure requirements for derivative instruments and hedging activities. It requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. These provisions were effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted these provisions during its first quarter 2009. The principal impact to the Company was to require the expansion of its disclosures regarding derivative instruments.

In December 2007, the FASB issued ASC 805, “Business Combinations.” It requires that an acquiring entity recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. It changes the accounting treatment for acquisition costs, non-controlling interests, contingent liabilities, in-process research and development, restructuring costs and income taxes. In addition, it also requires a substantial number of new disclosure requirements. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted ASC 805 during the first quarter of 2009. The adoption did not have a material impact on its consolidated financial statements.

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

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
Pension Benefits	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Net periodic benefit cost
Service cost	$1,458	$1,539	$4,374	$4,616
Interest cost	4,909	4,488	14,726	13,464
Expected return on plan assets	(5,200)	(5,187)	(15,599)	(15,559)
Amortization of
Prior service cost	134	48	404	144
Actuarial loss	123	-	368	-
Net periodic benefit cost	$1,424	$888	$4,273	$2,665

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

The Company contributed $10.0 million to its pension plan in fiscal 2009 for plan year 2008. This payment was made during the three months ended October 4, 2009.

11.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The components of other postretirement benefit cost include the following (dollars in thousands):

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
Other Postretirement Benefits	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Net periodic benefit cost
Service cost	$186	$233	$556	$698
Interest cost	767	769	2,301	2,309
Amortization of
Prior service cost	(545)	(539)	(1,635)	(1,617)
Actuarial loss	-	1	-	3
Net periodic benefit cost	$408	$464	$1,222	$1,393

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

12.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appleton Papers Inc. Long-Term Incentive Plan. In July 2002, the Company adopted the Appleton Papers Canada Ltd. Share Appreciation Rights Plan. These plans provide officers and key employees the opportunity to be awarded phantom units, the value of which is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) prior to the grant date or the exercise date, as applicable. During the first quarter of 2009, 463,000 new phantom units were issued under the Appleton Papers Inc. Long-Term Incentive Plan at a share price of $21.43 which was the fair market value of one share of PDC common stock as of January 3, 2009. During third quarter 2009, 14,000 new phantom units were issued under the Appleton Papers Inc. Long-Term Incentive Plan at a share price of $18.87 which was the fair market value of one share of PDC common stock as of July 5, 2009. There was no expense recorded for this plan during the three and nine months ended October 4, 2009. There was no expense recorded for this plan during the three months ended September 28, 2008; however, as a result of a decline in share price during the first nine months of 2008, the Company recorded a reduction to compensation expense of $2.7 million within selling, general and administrative expenses.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of phantom units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of units to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as established under the terms of the ESOP as of the prior December 31 and June 30, respectively. This deferred compensation vests coincidental with the board member’s continued service on the board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. On July 1, 2009, 5,564 share units were issued to the non-employee directors. There was no expense recorded for this plan during the three months ended October 4, 2009. Approximately $0.1 million was recorded as expense, related to this plan, for the first nine months of 2009. During the three and nine months ended September 28, 2008, the Company recorded $0.1 million of expense related to this arrangement.

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

Accordingly, Appleton has recorded a reserve for its potential liability for the Lower Fox River. At January 3, 2009, this reserve was $152.0 million. During the first nine months of 2009, $76.2 million of payments were made from the reserve. This resulted in a remaining reserve of $75.8 million as of October 4, 2009, of which $37.7 million is recorded in other accrued liabilities and $38.1 million is recorded as a long-term environmental liability.

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

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million in satisfaction of its unindemnified portion of the Fox River Liabilities. Through October 4, 2009, AWA has paid $163.8 million in connection with Fox River Liabilities. At October 4, 2009, the total indemnification receivable from AWA was $75.8 million, of which $37.7 million is recorded in other current assets and $38.1 million is recorded as an environmental indemnification receivable.

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy provides up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. At October 4, 2009, the policy had $86.2 million of remaining coverage which is sufficient to cover Appleton’s currently estimated share of the Fox River Liabilities. AWA’s obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended.

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

Other Litigation

In September, 2007, Appleton commenced litigation against Andritz BMB AG and Andritz, Inc. The claims asserted included breach of obligations under a February 2007 agreement to perform certain engineering services which also granted Appleton an option to purchase certain equipment and services relating to an off-machine paper coating line. This matter proceeded to trial and, on May 14, 2009, Appleton received a favorable jury verdict. The defendant filed post-trial motions in response to the verdict. On August 11, 2009, an Outagamie County, Wisconsin judge denied the defendant’s post-trial motions seeking to overturn the jury’s verdict and granted Appleton’s motion to enter judgment in favor of Appleton in the amount of $29.1 million. The defendant has appealed the final judgment. The case will be reviewed by the Wisconsin Court of Appeals who will determine whether the judgment should stand. Ultimate resolution of the litigation could have a material effect on Appleton’s financial results.

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

14.      EMPLOYEE STOCK OWNERSHIP PLAN

Appleton’s matching contributions charged to expense were $0.9 million and $1.3 million for the three months ended October 4, 2009 and September 28, 2008, respectively. Appleton’s matching contributions charged to expense were $3.0 million and $4.4 million for the nine months ended October 4, 2009 and September 28, 2008, respectively. As a result of hardship withdrawals, required diversifications and employee terminations, 614,146 shares of PDC redeemable common stock were repurchased during the first nine months of 2009 at an aggregate price of approximately $12.6 million. During the same period, the ESOP trustee purchased 109,964 shares of PDC redeemable common stock for an aggregate price of $2.1 million from pre-tax deferrals, rollovers and loan payments made by employees, while Appleton’s matching contribution for this same period resulted in an additional 103,766 shares of PDC redeemable common stock being issued. During the first nine months of 2008, the ESOP trustee purchased PDC redeemable common stock for an aggregate price of $3.7 million, also from pre-tax deferrals, rollovers and loan payments made by employees.

Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of October 4, 2009. Due to a reduction in the July 5, 2009 share price, redeemable common stock accretion was reduced by $5.7 million for the nine months ended October 4, 2009. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $193 million was determined. The redeemable common stock recorded book value as of October 4, 2009 was $134 million, which leaves a remaining unrecognized liability to be accreted of approximately $59 million.

15.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the consolidated balance sheet at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive loss and are subsequently reclassified into earnings when the underlying transactions occur and affect earnings. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $6.2 million as of October 4, 2009.

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. This interest rate swap was being accounted for as a cash flow hedge. As discussed in Note 16, Long-Term Obligations, the covenant violation at January 3, 2009 and subsequent waiver and amendment in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the interest rate swap contract. As amended, the senior secured credit facilities contain interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, this derivative is no longer designated as a hedging instrument.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The following table presents the location and fair values of derivative instruments included in the Company’s Condensed Consolidated Balance Sheet at October 4, 2009 (dollars in thousands):

	As of October 4, 2009
	Derivatives	Derivatives Not
	Designated as Hedging Instruments	Designated as Hedging Instruments
Other current liabilities:
Foreign currency exchange derivatives	$277	$-

Other long-term liabilities:
Interest rate swap contract	-	4,362
Total liabilities	$277	$4,362

The following table presents the location and amount of losses and/or gains on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended October 4, 2009 and losses initially recognized in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet at October 4, 2009 (dollars in thousands):

	Effective Portion
			Amount of Loss Reclassified from
			AOCI into Income
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives As of October 4, 2009	Location of Loss Reclassified from AOCI into Income	For the Three Months Ended October 4, 2009	For the Nine Months Ended October 4, 2009

Foreign currency exchange derivatives	$185	Net sales	$(339)	$(479)

			Amount of (Loss) Gain Recognized
			in Income on Derivative
Derivatives Not Designated		Location of (Loss) Gain Recognized in Income on	For the Three Months	For the Nine Months
as Hedging Instruments		Derivative	Ended October 4, 2009	Ended October 4, 2009

Interest rate swap contract		Interest expense	$(527)	$389

For a discussion of the fair value of financial instruments, see Note 17, Fair Value of Financial Instruments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

16.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	October 4, 2009	January 3, 2009
At October 4, 2009 the senior secured variable rate notes payable were at 6.625%, $563 due quarterly with $212,062 due June 2013. At January 3, 2009 the notes were at approximately 4.5%, $563 due quarterly with $209,812 due June 2014.	$219,938	$221,625
Secured term note payable at 14.25%, approximately $300 due monthly with $6,831 due December 2013. At January 3, 2009 the note was at 12.5%, approximately $200 due monthly with $6,943 due December 2013.	20,099	21,814
At October 4, 2009 the revolving credit facility was at approximately 6.7%. At January 3, 2009 the revolving credit facility was at approximately 4.0%.	93,625	83,734
	333,662	327,173
Less obligations due within one year	(4,828)	(4,640)
	328,834	322,533
Unsecured variable rate industrial development bonds, 0.7% average interest rate at October 4, 2009, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650

State of Ohio assistance loan at 6%, approximately $100 due monthly and final payment due May 2017	8,175	8,780
State of Ohio loan at 1% until July 2011, then 3% until May 2019, approximately $30 due monthly and final payment due May 2019	2,928	-
Less obligations due within one year	(1,139)	(815)
	9,964	7,965

Senior notes payable at 8.125%, due June 2011	17,491	109,450
Senior subordinated notes payable at 9.75%, due June 2014	32,195	150,000
Second lien notes payable at 11.25%, due December 2015	161,766	-

    On September 30, 2009, Appleton completed a voluntary debt-for-debt exchange of significant portions of its 8.125% senior notes payable due June 2011 and 9.75% senior subordinated notes payable due June 2014. Weak economic conditions and frozen credit markets caused many corporate bonds, including those issued by Appleton, to trade well below face value. Appleton took advantage of the opportunity to significantly reduce its total indebtedness, plus extend maturities and simplify its debt structure, by exchanging existing debt.

This transaction exchanged $92.0 million of 8.125% senior notes for $92.0 million of newly issued 11.25% second lien notes payable due December 2015. For accounting purposes, this was considered a debt modification. As part of this transaction, Appleton paid $1.2 million of fees to the bondholders which included $0.9 million of additional 11.25% second lien notes issued as in-kind consent fees to the holders agreeing to the exchange. These debt issuance costs will be amortized over the term of the second lien notes along with pre-existing unamortized debt issuance costs of the exchanged 8.125% notes. As a result of this transaction, $92.9 million of second lien notes were issued. Third-party costs of $3.7 million were also incurred and recorded as selling, general and administrative expenses.

Appleton also exchanged $110.3 million of 9.75% senior subordinated notes for $66.2 million of newly issued 11.25% second lien notes payable due December 2015. This resulted in a debt reduction of $44.1 million. For accounting purposes, this exchange was considered a debt extinguishment and $3.5 million of previously capitalized debt issuance costs related to the 9.75% notes were written off and recorded as debt extinguishment expense. Transaction costs of $5.5 million were paid and $0.2 million were accrued. Of this $5.7 million of costs, $3.0 million was recorded as debt extinguishment expense and $2.7 million was capitalized and will be amortized over the term of the second lien notes. The $3.0 million of debt extinguishment expense included $2.7 million of additional 11.25% second lien notes issued as in-kind consent fees to the holders agreeing to the exchange. As a result of this transaction, $68.9 million of second lien notes were issued. A $37.4 million net gain on debt extinguishment was recorded in the Condensed Consolidated Statement of Operations for the three and nine months ended October 4, 2009 related to the debt-for-debt exchange and the Second Amendment to the senior secured credit facilities (discussed below).

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The 11.25% second lien notes due 2015 will accrue interest from the issue date at a rate of 11.25% per year and interest will be payable semi-annually in arrears on each June 15 and December 15, commencing on December 15, 2009. These notes are guaranteed by PDC and certain of present and future domestic and foreign subsidiaries that guarantee the senior secured credit facilities. Guarantors include PDC, C&H, American Plastics Company, Inc.and New England Extrusion Inc. The guarantees of these notes are second-priority senior secured obligations of the guarantors. They rank equally in right of payment with all of the guarantors’ existing and future senior debt, including guarantees of the senior secured credit facilities, and rank senior in right of payment to all of the guarantors’ existing and future subordinated debt. The guarantees of the 11.25% notes are effectively subordinated to all of the first priority senior secured debt of the guarantors, to the extent of the collateral securing such debt, including the guarantees of the senior secured credit facilities. These notes contain covenants that restrict Appleton’s ability and the ability of Appleton’s other guarantors to sell assets or merge or consolidate with or into other companies; borrow money; incur liens; pay dividends or make other distributions; make other restricted payments and investments; place restrictions on the ability of certain subsidiaries to pay dividends or other payments to Appleton; enter into sale and leaseback transactions; amend particular agreements relating to the transaction with former parent Arjo Wiggins Appleton Limited and the ESOP; and enter into transactions with certain affiliates. These covenants are subject to important exceptions and qualifications set forth in the indenture governing the 11.25% second lien notes due 2015.

In order to complete the debt-for-debt exchange, Appleton and its lenders under the senior secured credit facilities entered into the Second Amendment to the senior secured credit facilities on September 30, 2009. This Second Amendment cleared the way for Appleton to issue the second lien notes. Under the Second Amendment to the senior secured credit facilities, Appleton will pay interest rates equal to LIBOR, but not less than 2%, plus 462.5 basis points for any amounts outstanding on the senior secured variable rate notes payable and, interest rates initially equal to LIBOR, but not less than 2%, plus 462.5 basis points for any amounts outstanding on the revolving credit facility. The Second Amendment to the senior secured credit facilities provides a grid under which the interest rates payable, for amounts outstanding on the revolving credit facility, may be reduced, based on measures of Appleton’s total leverage as defined in the senior secured credit facilities. The Second Amendment also provides that the revolving credit facility will be permanently reduced by $5,000,000 on December 31, 2009, by another $10,000,000 on March 31, 2010 and by an additional $15,000,000 on June 30, 2010. For accounting purposes, the amendment to the senior secured credit facilities was treated as a debt modification. The Company paid $2.4 million of fees to the creditors in conjunction with the amendment to the senior secured credit facilities. These debt issuance costs will be amortized over the term of the modified agreement along with pre-existing unamortized debt issuance costs as an adjustment to interest expense over the remaining term of the modified agreement. Unamortized debt issuance costs of $0.2 million, relating to the revolving credit facility, were written off and recorded as debt extinguishment expense. The unamortized debt issuance costs remaining will be deferred and amortized over the term of the modified revolving credit facility. Third-party costs of $0.5 million were also incurred and recorded as selling, general and administrative expenses.

In addition, on September 9, 2009, a third supplemental indenture to the indenture dated as of June 11, 2004, and governing the remaining $17.5 million of 8.125% senior notes, and a third supplemental indenture to the indenture dated as of June 11, 2004, and governing the remaining $32.2 million of 9.75% senior subordinated notes, became effective. The supplemental indentures amend the original indentures to, among other things, eliminate substantially all of the restrictive covenants and certain events of default and related provisions.

In the first nine months of 2009, Appleton made mandatory debt repayments of $4.1 million, plus interest, on its senior secured variable rate notes payable, secured term note payable and State of Ohio loans. Also during the first nine months of 2009, Appleton borrowed $185.3 million and repaid $175.4 million against its revolving credit facility, leaving an outstanding balance of $93.6 million that the Company has the ability and intent to finance on a long-term basis. Approximately $16.1 million of the revolving credit facility was used to support outstanding letters of credit. At October 4, 2009, there was approximately $40.3 million of unused borrowing capacity under the $150 million revolving credit facility for working capital and other corporate purposes. A commitment fee of 0.5% per annum is assessed on the unused borrowing capacity.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Appleton’s senior secured credit facilities and senior secured term note payable contain provisions that require Appleton to maintain specified financial ratios. Prior to the waivers and amendments discussed below, the most restrictive limitations were quarter-end debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than a 4.50 to 1.00 ratio as such terms are defined in the debt agreements. As a result of the significant downturn in Appleton’s business markets and the resulting loss reported for the three months ended January 3, 2009, Appleton was not in compliance with the leverage ratio covenant at January 3, 2009, which constituted events of default under the debt agreements. In order to waive the events of default existing at January 3, 2009, under the senior secured credit facilities and the senior secured term note payable, and to amend other provisions of the agreements, Appleton and its lenders entered into the following agreements in March 2009:

•	First Amendment to the senior secured credit facilities and
•	First Amendment to the senior secured term note payable.

Under the First Amendment to the senior secured credit facilities, Appleton paid interest rates equal to LIBOR, but not less than 2%, plus 450 basis points for any amounts outstanding on the senior secured variable rate notes payable and, interest rates initially equal to LIBOR, but not less than 2%, plus 450 basis points for any amounts outstanding on the revolving credit facility. The First Amendment to the senior secured credit facilities provides a grid under which the interest rates payable, for amounts outstanding on the revolving credit facility, may be reduced, based on measures of Appleton’s total leverage as defined in the senior secured credit facilities. Under the First Amendment to the senior secured term note payable, Appleton will pay an interest rate of 14.25 % on the senior secured term note payable. For accounting purposes, the amendments to the senior secured credit facilities and the senior secured term note payable were treated as debt modifications. The Company paid $2.8 million of fees to the creditors in conjunction with the amendment to the senior secured credit facilities. These debt issuance costs will be amortized over the term of the modified agreement along with pre-existing unamortized debt issuance costs as an adjustment to interest expense over the remaining term of the modified agreement. Unamortized debt issuance costs of $0.1 million, relating to the revolving credit facility, were written off. The unamortized debt issuance costs remaining after the writeoff will be deferred and amortized over the term of the modified revolving credit facility.

Pursuant to the terms of the First Amendment to the senior secured credit facilities:

•	The maturity date for the revolving credit facility will be June 5, 2012, and the maturity date for the senior secured variable rate notes payable will be June 5, 2013;
•	Appleton will be permitted up to $35 million of capital expenditures in 2009 and up to $40 million of capital expenditures in 2010, with no limit in 2011 or thereafter;
•	Appleton may not make acquisitions until December 31, 2010;
•	Other restrictions are imposed on liens, indebtedness, investments, restricted payments and note repurchases;
•	Mandatory prepayments are increased from 50% to 75% of excess cash flow as defined in the senior secured credit facilities;
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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. Also during first quarter 2008, Appleton fixed the interest rate, at 5.4%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. As discussed below, one of the swap contracts was terminated in February 2009. The covenant violation at January 3, 2009 and subsequent waiver and amendment, in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the two interest rate swap contracts that were placed in 2008. As amended, the senior secured credit facilities contain interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, Appleton concluded it was remote that the original forecasted transactions would occur as originally documented and reclassified as a charge against 2008 earnings, within interest expense, $9.4 million of swap losses originally classified in other comprehensive loss. The events of default also triggered an event of default pursuant to a cross-default provision under one of the interest rate swap contracts. As a result of the cross-default, the counterparty elected to terminate the swap contract. In February 2009, Appleton and the counterparty resolved Appleton’s obligation under the swap contract with an agreement to pay $4.7 million over the nine-month period ending October 2009. During the first nine months of 2009, Appleton paid $4.3 million in accordance with the termination agreement thereby reducing its liability to $0.4 million as of October 4, 2009. The remaining swap contract is expected to remain in place and future fluctuations in market value will be reflected as adjustments to interest expense. As of October 4, 2009, the remaining swap contract was recorded as a long-term liability of $4.4 million based on a fair value measurement using Level 2 inputs. The fair value of the interest rate swap derivative is primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine the discounted cash flows. In comparison to the fair value reported at fiscal year-end 2008, the current fair value of this long-term liability is $0.4 million lower, with this change recorded in interest expense on the Condensed Consolidated Statement of Operations for the nine months ended October 4, 2009.

The senior secured credit facilities, as amended, senior secured term note payable, as amended, and second lien notes contain affirmative and negative covenants. In general, the covenants contained in the senior credit facilities, as amended, are more restrictive than those of the second lien notes. Among other restrictions, the covenants contained in the senior credit facilities, as amended, and senior secured term note payable, as amended, require Appleton to meet specified financial tests, including leverage and fixed charge coverage ratios, which become more restrictive over the term of the debt.

The senior secured credit facilities, as amended, and the senior secured term note payable, as amended, also contain covenants which, among other things, restrict Appleton’s ability and the ability of Appleton’s other guarantors of the senior secured credit facilities, as amended, and senior secured term note payable, as amended, to incur liens; engage in transactions with affiliates; incur or guarantee additional indebtedness; declare dividends or redeem or repurchase capital stock; make loans and investments; engage in mergers, acquisitions, consolidations and asset sales; acquire assets, stock or debt securities of any person; terminate the subchapter S corporation status of PDC or the qualified subchapter S subsidiary status of its subsidiaries eligible to elect such status; amend its debt instruments; amend or terminate the ESOP; amend other agreements related to the transaction with AWA; repay other indebtedness; use assets as security in other transactions; enter into sale and leaseback transactions; sell equity interests in the Company’s subsidiaries; and engage in new lines of business.

The senior secured credit facilities, as amended, contain a provision that defines an event of default to include defaults or events of default under other indebtedness as defined in the senior secured credit facilities. The senior secured term note payable, as amended, contains a provision which defines an event of default to include defaults or events of default under the senior secured credit facilities, as amended, the senior notes, as amended, and the senior subordinated notes, as amended.

The senior secured credit facilities, as amended, are unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than two small foreign subsidiaries. In addition, they are secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The senior secured term note payable, as amended, is unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by a lien on specified manufacturing equipment located in Appleton’s paper mill in West Carrollton, Ohio. The senior notes, as amended, and senior subordinated notes, as amended, are unconditionally guaranteed by PDC, C&H, American Plastics Company, Inc., Rose Holdings Limited and New England Extrusion Inc.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

As of October 4, 2009, Appleton was in compliance with its various amended covenants as disclosed in the 2008 Form 10-K. Based on Appleton’s forecasted operating results and related debt reductions, Appleton has projected compliance with all covenants for the next twelve-month period. Appleton’s ability to comply with the financial covenants in the future depends on further debt reduction and achieving forecasted operating results, which have become more difficult to project in the current economic environment. Given the uncertain global economic conditions, continued constraints in the credit markets and other market uncertainties, there are various scenarios, including a reduction from forecasted operating results, under which Appleton could violate its financial covenants during 2009 and 2010. Appleton’s failure to comply with such covenants or an assessment that it is likely to fail to comply with such covenants, could also lead Appleton to seek amendments to or waivers of the financial covenants contained in the senior secured credit facilities and senior secured term note payable. Appleton cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants contained in the senior secured credit facilities and senior secured term note payable. Any such amendment to or waiver of the covenants would likely involve upfront fees, higher annual interest costs and other terms less favorable to the Company than those currently in the senior secured credit facilities and senior secured term note payable. In the event the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

17.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	October 4, 2009		January 3, 2009
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
Senior subordinated notes payable	$32,195	$12,234	$150,000	$80,250
Senior notes payable	17,491	12,594	109,450	75,521
Second lien notes payable	161,766	161,766	-	-
Senior credit facility	219,938	195,195	221,625	162,894
Senior secured debt	20,099	20,099	21,814	21,814
Revolving credit facility	93,625	93,625	83,734	83,734
State of Ohio loans	11,103	10,980	8,780	7,978
Industrial development bonds	8,650	8,650	8,650	8,650
	$564,867	$515,143	$604,053	$440,841
Interest rate swap derivatives	$4,362	$4,362	$9,446	$9,446

The senior subordinated notes payable, the senior notes payable and the second lien notes payable are traded in public markets and therefore, the fair value was determined based on quoted market prices. The senior credit facility is traded in interbank markets and therefore, the fair value was determined based on quoted market prices. The senior secured debt is not traded in public markets though, based on discussions with market makers for similar debt instruments, the fair value of this debt is equal to its carrying value. The fair value of the State of Ohio loans was determined based on current rates for similar financial instruments of the same remaining maturity and similar terms. The industrial development bonds have a variable interest rate that reflects current market terms and conditions. The fair value of interest rate swap derivatives is primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine the discounted cash flows that result in a measurement that is classified as Level 2.

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

The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Net sales
Technical Papers
Coated solutions	$115,318	$138,944	$338,959	$419,936
Thermal papers	71,139	78,793	206,624	212,577
Security papers	9,293	8,294	28,248	25,962
	195,750	226,031	573,831	658,475
Performance packaging	26,597	29,644	74,477	83,925
Total	$222,347	$255,675	$648,308	$742,400

Operating income (loss)
Technical Papers
Coated solutions	$12,690	$6,243	$42,323	$25,261
Thermal papers	(1,923)	(2,862)	(7,666)	870
Security papers	2,840	1,194	7,242	2,966
	13,607	4,575	41,899	29,097
Performance packaging	911	(15,157)	2,095	(11,936)
Unallocated corporate charges and business development costs	(6,627)	(2,746)	(10,390)	(9,747)
Total	$7,891	$(13,328)	$33,604	$7,414

Depreciation and amortization
Technical Papers
Coated solutions	$8,397	$8,558	$24,523	$26,900
Thermal papers	5,013	3,944	15,017	10,239
Security papers	695	761	2,085	2,283
	14,105	13,263	41,625	39,422
Performance packaging	1,318	19,163	4,494	22,537
Unallocated corporate charges	106	15	318	48
Total	$15,529	$32,441	$46,437	$62,007

During third quarter 2009, the Company recorded a $5.0 million alternative fuels tax credit as a reduction to cost of sales, of which, $4.0 million was allocated to coated solutions and the remainder to security papers. For the first nine months of 2009, this fuels tax credit was $13.0 million and allocated $10.5 million to coated solutions and $2.5 million to security papers. During the three and nine months ended October 4, 2009, the Company recorded $4.2 million of costs, within unallocated corporate charges and business development costs, associated with the debt-for-debt exchange. The Company recorded a $17.7 million goodwill impairment charge for the three and nine months ended September 28, 2008. This charge is also included above in the depreciation and amortization presented for performance packaging. No restructuring expense was recorded during the three- and nine-month periods ended October 4, 2009 and September 28, 2008.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

19.      ALTERNATIVE FUELS TAX CREDIT

The U.S. Internal Revenue Code provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. In February 2009, Appleton began mixing black liquor with diesel fuel and using the mixture at its mill in Roaring Spring, Pennsylvania. The Company applied to the Internal Revenue Service to be registered as an alternative fuel mixer and received its registration in May 2009. As of October 4, 2009, Appleton filed for excise tax refunds totaling $12.6 million and accrued $0.4 million for eligible alternative fuel usage through October 4, 2009 to be included in subsequent filings. As of the end of third quarter 2009, $1.2 million is recorded as a receivable in other current assets in the accompanying Condensed Consolidated Balance Sheet. Accordingly, the Condensed Consolidated Statement of Operations for the three and nine months ended October 4, 2009 includes a $5.0 million and a $13.0 million tax credit, respectively, as a reduction to cost of sales. This tax credit is allocated to the appropriate business segments using estimated full year 2009 production volumes as a measure. For the three and nine months ended October 4, 2009, $4.0 million and $10.5 million, respectively, was allocated to coated solutions. The remaining $1.0 million and $2.5 million was allocated to security papers for the three and nine months, respectively. Expenses related to this excise tax refund total $0.1 million and $0.2 million for the three and nine months ended October 4, 2009, respectively. As of November 6, 2009, $13.3 million has been received in cash from the Internal Revenue Service.

20.      GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior notes, as amended, and senior subordinated notes, as amended, which have been guaranteed by PDC (the “Parent Guarantor”), C&H, American Plastics Company, Inc., Rose Holdings Limited and New England Extrusion Inc., each of which is a wholly-owned subsidiary of Appleton (the “Subsidiary Guarantors”), and second lien notes which have been guaranteed by the Parent Guarantor, C&H, American Plastics Company, Inc. and New England Extrusion Inc. These guarantees are full, unconditional and joint and several. Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited and Bemrose Security & Promotional Printing Limited were Subsidiary Guarantors that were classified as discontinued operations during 2008 and disposed of in third quarter 2008 as discussed in Note 2 to the Condensed Consolidated Financial Statements. As of July 5, 2009, C&H is classified as held for sale.

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a wholly-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of October 4, 2009 and January 3, 2009, and for the three and nine months ended October 4, 2009 and September 28, 2008. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

Separate financial statements for the Parent and Subsidiary Guarantors are not presented based on management’s determination that they would not provide additional information that is material to readers of these financial statements.

The senior secured credit facilities, as amended, and the senior secured term note payable, as amended, as well as the second lien notes place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

    The three and nine months ending September 28, 2008 Guarantor Condensed Consolidating Statement of Operations and the nine months ending September 28, 2008, Cash Flow reflect the correction of an error in the third quarter in the loss from discontinued operations.  The Issuer forgave a $50.5 million intercompany loan receivable and other intercompany balances from Rose Holdings Limited, a Subsidiary Guarantor, which was not reflected as a loss to the Issuer and a gain to the Subsidiary Guarantor in the Condensed Consolidating Statement of Operations and Cash Flow.  This error did not impact the combined results of the Issuer and the Subsidiary Guarantor as a whole.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 4, 2009
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$-	$2,355	$249	$935	$-	$3,539
Accounts receivable, net	-	89,948	8,230	5,057	-	103,235
Inventories	-	101,426	9,156	1,889	-	112,471
Other current assets	37,700	8,587	162	274	-	46,723
Assets held for sale	-	-	9,073	-	-	9,073
Total current assets	37,700	202,316	26,870	8,155	-	275,041

Property, plant and equipment, net	-	392,284	20,624	10	-	412,918
Investment in subsidiaries	195,060	127,715	-	-	(322,775)	-
Other assets	38,125	67,838	27,360	46	-	133,369
Assets held for sale	-	-	8,806	-	-	8,806
Total assets	$270,885	$790,153	$83,660	$8,211	$(322,775)	$830,134

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$5,967	$-	$-	$-	$5,967
Accounts payable	-	55,491	1,148	184	-	56,823
Due to (from) parent and affiliated companies	347,276	(304,984)	(36,728)	(5,564)	-	-
Other accrued liabilities	-	83,212	1,061	1,857	-	86,130
Liabilities held for sale	-	-	2,198	-	-	2,198
Total current liabilities	347,276	(160,314)	(32,321)	(3,523)	-	151,118

Long-term debt	-	558,900	-	-	-	558,900
Other long-term liabilities	-	196,507	-	-	-	196,507
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	(76,391)	195,060	115,981	11,734	(322,775)	(76,391)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$270,885	$790,153	$83,660	$8,211	$(322,775)	$830,134

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 4, 2009
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$572,605	$74,477	$33,428	$(32,202)	$648,308
Cost of sales	-	447,303	62,017	32,761	(32,499)	509,582

Gross profit	-	125,302	12,460	667	297	138,726
Selling, general and administrative expenses	-	93,335	10,653	1,134	-	105,122

Operating income (loss)	-	31,967	1,807	(467)	297	33,604
Interest expense	9,378	38,209	25	-	(9,403)	38,209
Debt extinguishment income, net	-	(42,746)	-	-	-	(42,746)
Interest income	-	(9,423)	(25)	(2)	9,403	(47)
Income in equity investments	(49,228)	(2,913)	-	-	52,141	-
Other income	-	(699)	-	(1,254)	128	(1,825)

Income before income taxes	39,850	49,539	1,807	789	(51,972)	40,013
Provision (benefit) for income taxes	-	311	30	(178)	-	163
Net income	$39,850	$49,228	$1,777	$967	$(51,972)	$39,850

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2008
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$656,732	$83,929	$45,087	$(43,348)	$742,400
Cost of sales	-	524,666	67,336	43,684	(43,664)	592,022

Gross profit	-	132,066	16,593	1,403	316	150,378
Selling, general and administrative expenses	-	112,614	11,091	1,575	-	125,280
Goodwill impairment	-	-	17,684	-	-	17,684

Operating income (loss)	-	19,452	(12,182)	(172)	316	7,414
Interest expense	8,814	32,034	53	-	(8,867)	32,034
Interest income	-	(11,742)	(78)	(54)	11,509	(365)
Loss in equity investments	42,493	9,471	-	-	(51,964)	-
Litigation settlement, net	-	(22,274)	-	-	-	(22,274)
Other expense	-	987	453	591	(31)	2,000
(Loss) income from continuing operations before income taxes	(51,307)	10,976	(12,610)	(709)	49,669	(3,981)
Provision for income taxes	-	138	39	-	-	177

(Loss) income from continuing operations	(51,307)	10,838	(12,649)	(709)	49,669	(4,158)
(Loss) income from discontinued operations, net of income taxes	-	(53,331)	3,540	-	2,642	(47,149)
Net loss	$(51,307)	$(42,493)	$(9,109)	$(709)	$52,311	$(51,307)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 4, 2009
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$194,564	$26,598	$11,428	$(10,243)	$222,347
Cost of sales	-	153,486	21,744	10,799	(10,447)	175,582

Gross profit	-	41,078	4,854	629	204	46,765
Selling, general and administrative expenses	-	34,303	4,176	395	-	38,874

Operating income	-	6,775	678	234	204	7,891
Interest expense	3,194	13,987	8	-	(3,202)	13,987
Debt extinguishment income, net	-	(37,366)	-	-	-	(37,366)
Interest income	-	(3,203)	(8)	(1)	3,202	(10)
Income in equity investments	(34,637)	(1,591)	-	-	36,228	-
Other expense (income)	-	160	-	(769)	206	(403)

Income before income taxes	31,443	34,788	678	1,004	(36,230)	31,683
Provision for income taxes	-	151	9	80	-	240
Net income	$31,443	$34,637	$669	$924	$(36,230)	$31,443

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2008
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$222,662	$29,700	$15,237	$(11,924)	$255,675
Cost of sales	-	185,193	23,588	14,247	(11,855)	211,173

Gross profit	-	37,469	6,112	990	(69)	44,502
Selling, general and administrative expenses	-	35,978	3,614	554	-	40,146
Goodwill impairment	-	-	17,684	-	-	17,684

Operating income (loss)	-	1,491	(15,186)	436	(69)	(13,328)
Interest expense	2,985	10,748	53	-	(3,038)	10,748
Interest income	-	(3,455)	(78)	(21)	3,426	(128)
Loss (income) in equity investments	27,046	(32,189)	-	-	5,143	-
Other expense	-	1,120	453	302	(101)	1,774
(Loss) income from continuing operations before income taxes	(30,031)	25,267	(15,614)	155	(5,499)	(25,722)
Provision for income taxes	-	75	10	-	-	85

(Loss) income from continuing operations	(30,031)	25,192	(15,624)	155	(5,499)	(25,807)
(Loss) income from discontinued operations, net of income taxes	-	(52,238)	47,626	-	388	(4,224)
Net (loss) income	$(30,031)	$(27,046)	$32,002	$155	$(5,111)	$(30,031)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 4, 2009
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$39,850	$49,228	$1,777	$967	$(51,972)	$39,850
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	-	42,055	4,378	4	-	46,437
Other	-	(37,188)	-	(1,254)	-	(38,442)
Change in assets and liabilities, net	28,904	(88,961)	2,783	1,566	51,972	(3,736)
Net cash provided (used) by operating activities	68,754	(34,866)	8,938	1,283	-	44,109
Cash flows from investing activities:
Proceeds from sale of equipment	-	27	-	-	-	27
Additions to property, plant and equipment	-	(15,164)	(887)	-	-	(16,051)
Net cash used by investing activities	-	(15,137)	(887)	-	-	(16,024)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(1,687)	-	-	-	(1,687)
Payments of senior subordinated notes payable	-	(1,687)	-	-	-	(1,687)
Debt acquisition costs	-	(8,282)	-	-	-	(8,282)
Payments relating to capital lease obligation	-	(548)	-	-	-	(548)
Proceeds from revolving line of credit	-	185,341	-	-	-	185,341
Payments of revolving line of credit	-	(175,450)	-	-	-	(175,450)
Proceeds from State of Ohio loan	-	3,000	-	-	-	3,000
Payments of State of Ohio loan	-	(677)	-	-	-	(677)
Payments of secured financing	-	(1,715)	-	-	-	(1,715)
Due to parent and affiliated companies, net	(58,243)	68,462	(7,867)	(2,352)	-	-
Proceeds from issuance of redeemable common stock	2,075	-	-	-		2,075
Payments to redeem common stock	(12,586)	-	-	-	-	(12,586)
Decrease in cash overdraft	-	(16,510)	-	-	-	(16,510)
Net cash (used) provided by financing activities	(68,754)	50,247	(7,867)	(2,352)	-	(28,726)
					-
Change in cash and cash equivalents	-	244	184	(1,069)	-	(641)
Cash and cash equivalents at beginning of period	-	2,111	65	2,004	-	4,180
Cash and cash equivalents at end of period	$-	$2,355	$249	$935	$-	$3,539

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2008
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(51,307)	$(42,493)	$(9,109)	$(709)	$52,311	$(51,307)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	-	39,981	4,334	8	-	44,323
Impairment of continuing operations		-	17,684	-		17,684
Impairment of discontinued operations		-	42,207	-		42,207
Other	-	9,094	264	591	-	9,949
Change in assets and liabilities, net	50,081	(68,338)	1,096	1,530	(52,311)	(67,942)
Net cash (used) provided by operating activities	(1,226)	(61,756)	56,476	1,420	-	(5,086)
Cash flows from investing activities:	-			-
Proceeds from sale of equipment	-	8	-	-	-	8
Net change in cash due to sale of Bemrose Group Limited		3,913	(6,805)			(2,892)
Additions to property, plant and equipment	-	(73,413)	(1,225)	-	-	(74,638)
Net cash used by investing activities	-	(69,492)	(8,030)	-	-	(77,522)
Cash flows from financing activities:			-
Payments of senior secured notes payable	-	(1,687)	-	-	-	(1,687)
Payments relating to capital lease obligation	-	(548)	-	-	-	(548)
Proceeds from revolving line of credit	-	272,607	-	-	-	272,607
Payments of revolving line of credit	-	(214,272)	-	-	-	(214,272)
Payments of State of Ohio financing	-	(130)	-	-	-	(130)
Due to parent and affiliated companies, net	14,996	44,631	(57,394)	(2,233)	-	-
Proceeds from issuance of redeemable common stock	3,721	-	-	-		3,721
Payments to redeem common stock	(17,491)	-	-	-	-	(17,491)
Increase in cash overdraft	-	3,083	-	-	-	3,083
Net cash provided (used) by financing activities	1,226	103,684	(57,394)	(2,233)	-	45,283
					-
Effect of foreign exchange rate changes on cash and cash equivalents		321	-	-		321
Change in cash and cash equivalents	-	(27,243)	(8,948)	(813)	-	(37,004)
Cash and cash equivalents at beginning of period	-	33,567	9,247	2,024	-	44,838
Cash and cash equivalents at end of period	$-	$6,324	$299	$1,211	$-	$7,834

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

Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of PDC and Appleton for the quarter ended October 4, 2009. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Reference should also be made to the Annual Report on Form 10-K for the year ended January 3, 2009, the consolidated financial statements and related notes included therein.

Financial Highlights

Net sales for third quarter 2009 totaled $222.3 million, compared to $255.7 million for third quarter 2008. This 13.1% decrease in net sales was largely due to continued weak demand and highly competitive pricing within the paper business. Technical Papers third quarter 2009 net sales decreased by $30.3 million, or 13.4%, when compared to net sales during third quarter 2008. Third quarter 2009 net sales within the packaging business were $3.1 million, or 10.3%, lower than net sales for the same quarter last year. This decrease in revenue was largely due to lower selling prices to the customer in response to lower resin prices. Net sales for the nine months ended October 4, 2009 totaled $648.3 million, compared to $742.4 million for the nine months ended September 28, 2008.

Income from continuing operations was $31.4 million for third quarter 2009 compared to a loss from continuing operations of $25.8 million in third quarter 2008. Third quarter 2009 results include a $37.4 million net gain on debt extinguishment from the voluntary debt-for-debt exchange transaction that was completed on September 30, 2009. This transaction exchanged $92.0 million of Appleton’s 8.125% senior notes payable due June 2011 and $110.3 million of 9.75% senior subordinated notes payable due June 2014 for $158.2 million of newly issued 11.25% second lien notes payable due December 2015, and resulted in a debt reduction of $44.1 million. As a result of this transaction, $3.7 million of previously capitalized debt issuance costs were written off and $3.0 million of debt extinguishment costs were recorded on the Condensed Consolidated Statement of Operations for the period ended October 4, 2009. Total transaction fees included $3.6 million of consent fees paid to the holders in-kind with additional second lien notes. In total, $161.8 million of 11.25% second lien notes were issued as a result of this debt exchange. A detailed discussion is included in “Liquidity and Capital Resources.” Also during third quarter 2009, the Company recorded a $5.0 million alternative fuels tax credit as a reduction to cost of sales. During third quarter 2008, the Company recorded a $17.7 million goodwill impairment charge within its performance packaging business and $5.2 million of start-up costs associated with the paper mill expansion project in West Carrollton, Ohio. For the three months ended October 4, 2009, the Company reported net income of $31.4 million compared to a net loss of $30.0 million for the three months ended September 28, 2008.

During second quarter 2009, Appleton committed to a formal plan to sell C&H Packaging Company, Inc. (“C&H”). C&H, located in Merrill, Wisconsin, was acquired in 2003 and prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. The assets and liabilities of C&H are reported as held for sale for the periods ended October 4, 2009 and January 3, 2009. As of the end of second quarter 2009, depreciation and amortization expense was suspended, resulting in a $0.2 million reduction in expense. The sale is expected to be completed prior to the end of 2009. C&H is included within the performance packaging business segment.

Comparison of Unaudited Results of Operations for the Quarters Ended October 4, 2009 and September 28, 2008

	For the Quarter Ended
	October 4,	September 28,	%
	2009	2008	Chg
	(dollars in millions)

Net sales	$222.3	$255.7	-13.1%
Cost of sales	175.5	211.2	-16.9%

Gross profit	46.8	44.5	5.2%

Selling, general and administrative expenses	38.9	40.1	-3.0%
Goodwill impairment	-	17.7	-100.0%

Operating income (loss)	7.9	(13.3)	159.4%

Interest expense, net	14.0	10.6	32.1%
Debt extinguishment income, net	(37.4)	-	100.0%
Other non-operating (income) loss, net	(0.4)	1.8	122.2%

Income (loss) from continuing operations before income taxes	31.7	(25.7)	223.3%
Provision for income taxes	0.3	0.1	200.0%

Income (loss) from continuing operations	31.4	(25.8)	221.7%

Loss from discontinued operations, net of income taxes	-	(4.2)	-100.0%

Net income (loss)	$31.4	$(30.0)	204.7%

Comparison as a percentage of net sales
Cost of sales	78.9%	82.6%	-3.7%
Gross margin	21.1%	17.4%	3.7%
Selling, general and administrative expenses	17.5%	15.7%	1.8%
Operating margin	3.6%	-5.2%	8.8%
Income (loss) from continuing operations before income taxes	14.3%	-10.1%	24.4%
Income (loss) from continuing operations	14.1%	-10.1%	24.2%
Loss from discontinued operations, net of income taxes	-	-1.6%	1.6%
Net income (loss)	14.1%	-11.7%	25.8%

Net sales for third quarter 2009 were $222.3 million, a decrease of $33.4 million, or 13.1%, compared to the prior year period. This reduction was largely due to volume shortfalls and aggressive price competition.

Operating income in third quarter 2009 was $7.9 million compared to a third quarter 2008 operating loss of $13.3 million. During third quarter 2009, the Company recorded a $5.0 million alternative fuels tax credit as a reduction to cost of sales. Though operating income was negatively impacted by volume shortfalls and unfavorable pricing, this was partially offset by a 3.0% reduction in selling, general and administrative expenses which included a year-on-year reduction in distribution costs of $4.9 million due to lower volumes and rates. Third quarter 2009 selling, general and administrative expenses also included $4.2 million of costs associated with the debt-for-debt exchange and higher bad debt expense. The operating loss recorded during third quarter 2008 included a $17.7 million goodwill impairment charge within the performance packaging business and $5.2 million of start-up costs associated with the paper mill expansion project in West Carrollton, Ohio.

Third quarter 2009 net interest expense of $14.0 million increased 32.1% compared to third quarter 2008 as the result of increased utilization of the revolving credit facility and increased interest rates.

Income from continuing operations of $31.4 million was recorded in third quarter 2009 compared to a loss from continuing operations of $25.8 million recorded in third quarter 2008. Third quarter 2009 results include a $37.4 million net gain on debt extinguishment from the debt-for-debt exchange transaction that was completed on September 30, 2009.

The third quarter 2008 loss from discontinued operations of $4.2 million was entirely related to Bemrose Group Limited, which was sold on August 1, 2008.

Comparison of Unaudited Results of Operations for the Nine Months Ended October 4, 2009 and September 28, 2008

	For the Nine Months Ended
	October 4,	September 28,	%
	2009	2008	Chg
	(dollars in millions)

Net sales	$648.3	$742.4	-12.7%
Cost of sales	509.6	592.0	-13.9%

Gross profit	138.7	150.4	-7.8%

Selling, general and administrative expenses	105.1	125.3	-16.1%
Goodwill impairment	-	17.7	-100.0%

Operating income	33.6	7.4	354.1%

Interest expense, net	38.1	31.7	20.2%
Debt extinguishment income, net	(42.7)	-	100.0%
Other non-operating income, net	(1.8)	(20.3)	-91.1%

Income (loss) from continuing operations before income taxes	40.0	(4.0)	nm
Provision for income taxes	0.1	0.2	-50.0%

Income (loss) from continuing operations	39.9	(4.2)	nm

Loss from discontinued operations, net of income taxes	-	(47.1)	-100.0%

Net income (loss)	$39.9	$(51.3)	177.8%

Comparison as a percentage of net sales
Cost of sales	78.6%	79.7%	-1.1%
Gross margin	21.4%	20.3%	1.1%
Selling, general and administrative expenses	16.2%	16.9%	-0.7%
Operating margin	5.2%	1.0%	4.2%
Income from continuing operations before income taxes	6.2%	-0.5%	6.7%
Income from continuing operations	6.2%	-0.6%	6.8%
Loss from discontinued operations, net of income taxes	-	-6.3%	6.3%
Net income (loss)	6.2%	-6.9%	13.1%

Net sales for the first nine months of 2009 were $648.3 million, a decrease of $94.1 million, or 12.7%, compared to the prior year period. The decrease in net sales for the first nine months of 2009 was largely due to continued weak demand and highly competitive pricing within the paper business and lower selling prices to packaging customers in response to lower resin prices.

Operating income in the first nine months of 2009 was $33.6 million compared to $7.4 million for the prior year period. Through the first three quarters of 2009, Appleton recorded a $13.0 million alternative fuels tax credit as a reduction to cost of sales. Though operating income was negatively impacted by volume shortfalls and unfavorable pricing, this was partially offset by a 16.1% reduction in selling, general and administrative expenses. Within selling, general and administrative costs, distribution costs were $14.1 million lower than the year earlier period due to lower volumes and rates. Salaries and related expenses were approximately $7.2 million lower than such expenses for the nine months ended September 28, 2008, as a result of the headcount reductions made during 2008, furloughs taken during 2009, reduced severance expense and curtailment of the company match on the 401(k). Other areas of significantly reduced spending included legal fees and travel and entertainment. The positive impact of this reduced spending was partially offset by higher group health, pension and bad debt expense. Appleton also recorded $4.2 million of costs associated with the debt-for-debt exchange. The first three quarters of 2008 also included a recovery of $3.0 million of incentive compensation expense largely the result of a reduction in the June 2008 share price. Third quarter 2008 operating income also included a $17.7 million goodwill impairment charge within the performance packaging business and $9.0 million of start-up costs associated with the paper mill expansion project in West Carrollton, Ohio.

Net interest expense of $38.1 million for the first three quarters of 2009 increased 20.2% compared to the same period in 2008 as the result of increased utilization of the revolving credit facility and increased interest rates.

Continuing operations reported $39.9 million of income for the first nine months of 2009 compared to a loss from continuing operations of $4.2 million recorded during the first nine months of 2008. Current year results include a $37.4 million net gain on debt extinguishment from the debt-for-debt exchange transaction that was completed on September 30, 2009. The nine months ended September 28, 2008, included a $22.3 million net litigation settlement gain as the result of prevailing in a lawsuit to recover previously incurred costs from an insurance carrier. There was also a $17.7 million goodwill impairment charge taken within the performance packaging business.

The $47.1 million loss from discontinued operations, recorded during the first nine months of 2008, was entirely related to Bemrose Group Limited.

Business Segment Discussion

Technical Papers

Third quarter Technical Papers net sales of $195.7 million were $30.3 million lower than third quarter 2008 net sales. Technical Papers net sales for the first nine months of 2009 were $573.8 million. This was $84.6 million lower compared to the first nine months of 2008. Third quarter operating income of $13.6 million was $9.0 million higher than third quarter 2008 operating income. Operating income for the nine months ended October 4, 2009 was $41.9 million or $12.8 million higher than the first nine months of 2008. The year-on-year operating income variances were the result of the following.

	For the Three Months Ended October 4, 2009 v. the Three Months Ended	For the Nine Months Ended October 4, 2009 v. the Nine Months Ended
	September 28, 2008	September 28, 2008
	(dollars in millions)

Lower shipment volumes	$(4.3)	$(20.3)
Mill curtailments to match customer demand	(2.5)	(11.3)
Start-up costs of the thermal coater at the West Carrollton, Ohio paper mill	(1.7)	(7.1)
Reduced manufacturing spending	6.2	15.8
Lower distribution costs	4.8	13.9
Favorable selling, general and administrative spending	1.5	8.8
Alternative fuels tax credit	5.0	13.0

	$9.0	$12.8

•
Third quarter 2009 coated solutions net sales totaled $115.3 million, a decrease of $23.6 million, or 17.0%, from prior year levels. Third quarter 2009 carbonless shipment volumes were 14.3% lower than third quarter 2008. Volume shortfalls were recorded in all market channels with domestic shipments declining more than international shipments. During the first nine months of 2009, coated solutions net sales totaled $339.0 million, a decrease of $81.0 million, or 19.3%, from prior year levels. Net sales for the current year have also been negatively impacted by aggressive competitive pricing.

Third quarter 2009 coated solutions operating income of $12.7 million increased $6.4 million compared to third quarter 2008. During the first nine months of 2009, operating income of $42.3 million increased $17.0 million compared to the same 2008 period. The adverse impact of lower shipment volumes and unfavorable pricing on 2009 operating margins was more than offset by lower distribution costs and favorable selling, general and administrative spending as well as the alternative fuels tax credit recorded as a reduction to cost of sales. The alternative fuels tax credit of $5.0 million and $13.0 million for the three and nine months ended October 4, 2009, was allocated, using estimated full year 2009 production volumes as a measure, between the coated solutions and security papers segments. Tax credits totaling $4.0 million and $10.5 million were allocated to coated solutions for the three and nine months ended October 4, 2009.

•
Third quarter 2009 thermal papers net sales of $71.1 million were $7.7 million lower when compared to third quarter 2008. This was the case despite a slight year-to-year increase in shipment volumes. During the first nine months of 2009, thermal papers net sales totaled $206.6 million, a decrease of $5.9 million, or 2.8%, when compared to the same prior year period. Though year-to-date 2009 shipment volumes were 3.9% higher than shipment volumes for the first nine months of 2008, 2009 revenue has been negatively impacted by pressure within the market to lower prices.

During third quarter 2009, the thermal papers business reported an operating loss of $1.9 million which was a $0.9 million decrease from the operating loss recorded during third quarter 2008. A $7.7 million operating loss was recorded for this business during the first nine months of 2009 which was a decrease in operating income of $8.5 million as compared to the same 2008 period. Despite higher shipment volumes and lower selling, general and administrative expenses, competitive pricing, higher input costs and $7.1 million of start-up costs drove operating income down when compared to 2008.

•
Third quarter 2009 security papers segment net sales were $9.3 million. This was $1.0 million higher than third quarter 2008 net sales of $8.3 million. Security papers net sales for the first nine months of 2009 were $28.2 million, an increase of $2.3 million, or 8.8%, over the same period last year. These increases were due to increased shipment volumes of 17.3% and 10.0% for the three and nine months ended October 4, 2009, respectively, in comparison to the same prior year periods.

Third quarter 2009 operating income of $2.8 million was $1.7 million higher than third quarter 2008 largely the result of increased net sales and reduced cost of sales due to the $1.0 million alternative fuels tax credit allocated to this business segment. Security papers operating income of $7.3 million for the first nine months of the year was an increase of $4.3 million when compared to the same period of 2008 due to increased shipment volumes, manufacturing gains, the alternative fuels tax credit of $2.5 million and reduced selling, general and administrative spending.

Performance Packaging

•
Performance packaging segment net sales totaled $26.6 million in third quarter 2009, a decrease of $3.1 million, or 10.3%, from third quarter 2008. During the first nine months of 2009, this segment recorded net sales of $74.5 million which was a decrease of $9.5 million, or 11.3%, from the first nine months of 2008. The decrease in revenue was largely due to weaker demand and lower selling prices to the customer in response to lower resin prices.

Operating income recorded during third quarter 2009 of $0.9 million was $16.1 million higher than third quarter 2008. Operating income recorded during the first nine months of 2009, of $2.1 million, was $14.0 million higher than the first nine months of 2008. Third quarter 2009 operating income was reduced by a $1.0 million increase to the bad debt reserve related to one major customer. The Company does not anticipate its risk to be higher than $1.0 million. The operating loss reported for the three and nine months ended September 28, 2008, included a $17.7 million goodwill impairment charge. Despite year-on-year reductions in net sales and operating income, diligent cost reduction efforts are in place to offset a portion of the volume and margin shortfall.

During second quarter 2009, Appleton committed to a formal plan to sell C&H. C&H, located in Merrill, Wisconsin, was acquired in 2003 and prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. The assets and liabilities of C&H are reported as held for sale for the periods ended October 4, 2009 and January 3, 2009. As of the end of second quarter 2009, depreciation and amortization expense was suspended, resulting in a $0.2 million reduction in expense. The sale is expected to be completed prior to the end of 2009. C&H is included within the performance packaging business segment.

Unallocated Corporate Charges and Business Development Costs

•
Unallocated corporate charges and business development costs of $6.6 million for third quarter 2009 increased by $3.9 million when compared to the same period last year due to costs incurred as a result of the debt-for-debt exchange. Year-to-date 2009 unallocated corporate charges and business development costs were $10.4 million and increased by $0.7 million when compared to the first nine months of 2008.

Liquidity and Capital Resources

Overview. Appleton’s primary sources of liquidity and capital resources are cash provided by operations and available borrowings under its revolving credit facility. Appleton generally expects that cash on hand, internally generated cash flow and available credit from its revolving credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At October 4, 2009, Appleton had $3.5 million of cash and approximately $40.3 million of unused borrowing capacity under its revolving credit facility and was in compliance with all of its debt covenants.

Cash Flows from Operating Activities. Net cash provided by operating activities for the first nine months of 2009, of $44.1 million, was a $49.2 million improvement when compared to net cash used by operating activities for the first nine months of 2008 of $5.1 million. Net income adjusted for non-cash charges provided $47.8 million in operating cash for the period. Non-cash charges included $46.4 million in depreciation and amortization, $3.0 million of non-cash employer matching contributions to the KSOP and $1.2 million of other non-cash charges. A $42.7 million net gain on debt extinguishment, which is discussed below in Cash Flows from Financing Activities, was also recorded during the first nine months of this year. The change in working capital provided $7.0 million of cash. A net $10.7 million of other uses was also recorded during 2009 which included a net change to the pension reserve of $6.0 million as the result of a $10.0 million contribution made to the pension fund, during third quarter 2009, for the 2008 plan year.

The $7.0 million provided by changes to working capital was due to aggressive inventory management resulting in a $12.4 million decrease in inventories. Accounts payable and other accrued liabilities increased by $11.4 million. Other changes to working capital were a $13.9 million increase in accounts receivable and $2.9 million of other working capital increases. Quarter-end receivables were at a more normal level compared to year-end 2008 which was impacted by increased collections due to the January 3, 2009 year-end date.

Cash Flows from Investing Activities. Net cash used by investing activities during the first nine months of 2009 totaled $16.0 million versus $77.5 million during the first nine months of 2008. During 2008, Appleton was investing in its expansion project at the West Carrollton, Ohio paper mill. This expansion project, which was funded through cash flows from operations, special financing provided by the State of Ohio and borrowings under Appleton’s revolving credit facility, accounted for $67.8 million of the capital spending during the first three quarters of 2008. This expansion was put into operation during the second half of 2008.

Cash Flows from Financing Activities. Year-to-date through October 4, 2009, net cash used by financing activities was $28.7 million. During the same period of 2008, $45.3 million of cash was provided by financing activities. During the first nine months of 2009, Appleton borrowed a net $9.9 million on its revolving credit facility. Proceeds from the issuance of PDC redeemable common stock totaled $2.1 million. Payments to redeem PDC common stock were $12.6 million. During first quarter 2009, the Company made market purchases of $7.5 million face value of its senior subordinated notes for a cash outlay of $1.7 million. As these notes were purchased at a price significantly less than face value, the Company recorded a $5.5 million net gain on these purchases. Appleton also made $4.6 million of mandatory debt and capital lease payments.

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

Cash overdrafts decreased $16.5 million during the first three quarters of 2009. Cash overdrafts represent checks issued (thereby eliminating the corresponding accounts payable) but not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

On September 30, 2009, Appleton completed a voluntary debt-for-debt exchange of significant portions of its 8.125% senior notes payable due June 2011 and 9.75% senior subordinated notes payable due June 2014. Weak economic conditions and frozen credit markets caused many corporate bonds, including those issued by Appleton, to trade well below face value. Appleton took advantage of the opportunity to significantly reduce its total indebtedness, plus extend maturities and simplify its debt structure, by exchanging existing debt.

This transaction exchanged $92.0 million of 8.125% senior notes for $92.0 million of newly issued 11.25% second lien notes payable due December 2015. For accounting purposes, this was considered a debt modification. As part of this transaction, Appleton paid $1.2 million of fees to the bondholders which included $0.9 million of additional 11.25% second lien notes issued as in-kind consent fees to the holders agreeing to the exchange. These debt issuance costs will be amortized over the term of the second lien notes along with pre-existing unamortized debt issuance costs of the exchanged 8.125% notes. As a result of this transaction, $92.9 million of second lien notes were issued. Third-party costs of $3.7 million were also incurred and recorded as selling, general and administrative expenses.

Appleton also exchanged $110.3 million of 9.75% senior subordinated notes for $66.2 million of newly issued 11.25% second lien notes payable due December 2015. This resulted in a debt reduction of $44.1 million. For accounting purposes, this exchange was considered a debt extinguishment and $3.5 million of previously capitalized debt issuance costs related to the 9.75% notes were written off and recorded as debt extinguishment expense. Transaction costs of $5.5 million were paid and $0.2 million were accrued. Of this $5.7 million of costs, $3.0 million was recorded as debt extinguishment expense and $2.7 million was capitalized and will be amortized over the term of the second lien notes. The $3.0 million of debt extinguishment expense included $2.7 million of additional 11.25% second lien notes issued as in-kind consent fees to the holders agreeing to the exchange. As a result of this transaction, $68.9 million of second lien notes were issued. A $37.4 million net gain on debt extinguishment was recorded in the Condensed Consolidated Statement of Operations for the three and nine months ended October 4, 2009 related to the debt-for-debt exchange and the Second Amendment to the senior secured credit facilities (discussed below).

The 11.25% second lien notes due 2015 will accrue interest from the issue date at a rate of 11.25% per year and interest will be payable semi-annually in arrears on each June 15 and December 15, commencing on December 15, 2009. These notes are guaranteed by PDC and certain of present and future domestic and foreign subsidiaries that guarantee the senior secured credit facilities. Guarantors include PDC, C&H, American Plastics Company, Inc. and New England Extrusion Inc. The guarantees of these notes are second-priority senior secured obligations of the guarantors. They rank equally in right of payment with all of the guarantors’ existing and future senior debt, including guarantees of the senior secured credit facilities, and rank senior in right of payment to all of the guarantors’ existing and future subordinated debt. The guarantees of the 11.25% notes are effectively subordinated to all of the first priority senior secured debt of the guarantors, to the extent of the collateral securing such debt, including the guarantees of the senior secured credit facilities. These notes contain covenants that restrict Appleton’s ability and the ability of Appleton’s other guarantors to sell assets or merge or consolidate with or into other companies; borrow money; incur liens; pay dividends or make other distributions; make other restricted payments and investments; place restrictions on the ability of certain subsidiaries to pay dividends or other payments to Appleton; enter into sale and leaseback transactions; amend particular agreements relating to the transaction with former parent Arjo Wiggins Appleton Limited and the ESOP; and enter into transactions with certain affiliates. These covenants are subject to important exceptions and qualifications set forth in the indenture governing the 11.25% second lien notes due 2015.

In order to complete the debt-for-debt exchange, Appleton and its lenders under the senior secured credit facilities entered into the Second Amendment to the senior secured credit facilities on September 30, 2009. This Second Amendment cleared the way for Appleton to issue the second lien notes. Under the Second Amendment to the senior secured credit facilities, Appleton will pay interest rates equal to LIBOR, but not less than 2%, plus 462.5 basis points for any amounts outstanding on the senior secured variable rate notes payable and, interest rates initially equal to LIBOR, but not less than 2%, plus 462.5 basis points for any amounts outstanding on the revolving credit facility. The Second Amendment to the senior secured credit facilities provides a grid under which the interest rates payable, for amounts outstanding on the revolving credit facility, may be reduced, based on measures of Appleton’s total leverage as defined in the senior secured credit facilities. The Second Amendment also provides that the revolving credit facility will be permanently reduced by $5,000,000 on December 31, 2009, by another $10,000,000 on March 31, 2010 and by an additional $15,000,000 on June 30, 2010. For accounting purposes, the amendment to the senior secured credit facilities was treated as a debt modification. The Company paid $2.4 million of fees to the creditors in conjunction with the amendment to the senior secured credit facilities. These debt issuance costs will be amortized over the term of the modified agreement along with pre-existing unamortized debt issuance costs as an adjustment to interest expense over the remaining term of the modified agreement. Unamortized debt issuance costs of $0.2 million, relating to the revolving credit facility, were written off and recorded as debt extinguishment expense. The unamortized debt issuance costs remaining will be deferred and amortized over the term of the modified revolving credit facility. Third-party costs of $0.5 million were also incurred and recorded as selling, general and administrative expenses.

In addition, on September 9, 2009, a third supplemental indenture to the indenture dated as of June 11, 2004, and governing the remaining $17.5 million of 8.125% senior notes, and a third supplemental indenture to the indenture dated as of June 11, 2004, and governing the remaining $32.2 million of 9.75% senior subordinated notes, became effective. The supplemental indentures amend the original indentures to, among other things, eliminate substantially all of the restrictive covenants and certain events of default and related provisions.

Appleton’s senior secured credit facilities and senior secured term note payable contain provisions that require Appleton to maintain specified financial ratios. Prior to the waivers and amendments discussed below, the most restrictive limitations were quarter-end debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than a 4.50 to 1.00 ratio as such terms are defined in the debt agreements. As a result of the significant downturn in Appleton’s business markets and the resulting loss reported for the three months ended January 3, 2009, Appleton was not in compliance with the leverage ratio covenant at January 3, 2009, which constituted events of default under the debt agreements. In order to waive the events of default existing at January 3, 2009, under the senior secured credit facilities and the senior secured term note payable, and to amend other provisions of the agreements, Appleton and its lenders entered into the following agreements in March 2009:

•	First Amendment to the senior secured credit facilities and
•	First Amendment to the senior secured term note payable.

Under the First Amendment to the senior secured credit facilities, Appleton paid interest rates equal to LIBOR, but not less than 2%, plus 450 basis points for any amounts outstanding on the senior secured variable rate notes payable and, interest rates initially equal to LIBOR, but not less than 2%, plus 450 basis points for any amounts outstanding on the revolving credit facility. The First Amendment to the senior secured credit facilities provides a grid under which the interest rates payable, for amounts outstanding on the revolving credit facility, may be reduced, based on measures of Appleton’s total leverage as defined in the senior secured credit facilities. Under the First Amendment to the senior secured term note payable, Appleton will pay an interest rate of 14.25 % on the senior secured term note payable. For accounting purposes, the amendments to the senior secured credit facilities and the senior secured term note payable were treated as debt modifications. The Company paid $2.8 million of fees to the creditors in conjunction with the amendment to the senior secured credit facilities. These debt issuance costs will be amortized over the term of the modified agreement along with pre-existing unamortized debt issuance costs as an adjustment to interest expense over the remaining term of the modified agreement. Unamortized debt issuance costs of $0.1 million, relating to the revolving credit facility, were written off. The unamortized debt issuance costs remaining after the writeoff will be deferred and amortized over the term of the modified revolving credit facility.

Pursuant to the terms of the First Amendment to the senior secured credit facilities:

•	The maturity date for the revolving credit facility will be June 5, 2012, and the maturity date for the senior secured variable rate notes payable will be June 5, 2013;
•	Appleton will be permitted up to $35 million of capital expenditures in 2009 and up to $40 million of capital expenditures in 2010, with no limit in 2011 or thereafter;
•	Appleton may not make acquisitions until December 31, 2010;
•	Other restrictions are imposed on liens, indebtedness, investments, restricted payments and note repurchases;
•	Mandatory prepayments are increased from 50% to 75% of excess cash flow as defined in the senior secured credit facilities;
•
Financial covenants are modified to increase the total leverage ratio, to eliminate the interest coverage ratio, to add a senior secured leverage ratio, and to add a fixed charge coverage ratio, all as defined in the senior secured credit facilities and the First Amendment to the senior secured credit facilities.

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. Also during first quarter 2008, Appleton fixed the interest rate, at 5.4%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. As discussed below, one of the swap contracts was terminated in February 2009. The covenant violation at January 3, 2009 and subsequent waiver and amendment, in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the two interest rate swap contracts that were placed in 2008. As amended, the senior secured credit facilities contain interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, Appleton concluded it was remote that the original forecasted transactions would occur as originally documented and reclassified as a charge against 2008 earnings, within interest expense, $9.4 million of swap losses originally classified in other comprehensive loss. The events of default also triggered an event of default pursuant to a cross-default provision under one of the interest rate swap contracts. As a result of the cross-default, the counterparty elected to terminate the swap contract. In February 2009, Appleton and the counterparty resolved Appleton’s obligation under the swap contract with an agreement to pay $4.7 million over the nine-month period ending October 2009. During the first nine months of 2009, Appleton paid $4.3 million in accordance with the termination agreement thereby reducing its liability to $0.4 million as of October 4, 2009. The remaining swap contract is expected to remain in place and future fluctuations in market value will be reflected as adjustments to interest expense. As of October 4, 2009, the remaining swap contract was recorded as a long-term liability of $4.4 million based on a fair value measurement using Level 2 inputs. The fair value of the interest rate swap derivative is primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine the discounted cash flows. In comparison to the fair value reported at fiscal year-end 2008, the current fair value of this long-term liability is $0.4 million lower, with this change recorded in interest expense on the Condensed Consolidated Statement of Operations for the nine months ended October 4, 2009.

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

The senior secured credit facilities, as amended, senior secured term note payable, as amended, and second lien notes contain affirmative and negative covenants. In general, the covenants contained in the senior credit facilities, as amended, are more restrictive than those of the second lien notes. Among other restrictions, the covenants contained in the senior credit facilities, as amended, and senior secured term note payable, as amended, require Appleton to meet specified financial tests, including leverage and fixed charge coverage ratios, which become more restrictive over the term of the debt.

The senior secured credit facilities, as amended, and the senior secured term note payable, as amended, also contain covenants which, among other things, restrict Appleton’s ability and the ability of Appleton’s other guarantors of the senior secured credit facilities, as amended, and senior secured term note payable, as amended, to incur liens; engage in transactions with affiliates; incur or guarantee additional indebtedness; declare dividends or redeem or repurchase capital stock; make loans and investments; engage in mergers, acquisitions, consolidations and asset sales; acquire assets, stock or debt securities of any person; terminate the subchapter S corporation status of PDC or the qualified subchapter S subsidiary status of its subsidiaries eligible to elect such status; amend its debt instruments; amend or terminate the ESOP; amend other agreements related to the transaction with AWA; repay other indebtedness; use assets as security in other transactions; enter into sale and leaseback transactions; sell equity interests in the Company’s subsidiaries; and engage in new lines of business.

The senior secured credit facilities, as amended, contain a provision that defines an event of default to include defaults or events of default under other indebtedness as defined in the senior secured credit facilities. The senior secured term note payable, as amended, contains a provision which defines an event of default to include defaults or events of default under the senior secured credit facilities, as amended, the senior notes, as amended, and the senior subordinated notes, as amended.

     The senior secured credit facilities, as amended, are unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than two small foreign subsidiaries. In addition, they are secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The senior secured term note payable, as amended, is unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by a lien on specified manufacturing equipment located in Appleton’s paper mill in West Carrollton, Ohio. The senior notes, as amended, and senior subordinated notes, as amended, are unconditionally guaranteed by PDC, C&H, American Plastics Company, Inc., Rose Holdings Limited and New England Extrusion Inc.

As of October 4, 2009, Appleton was in compliance with its various amended covenants as disclosed in the 2008 Form 10-K. Based on Appleton’s forecasted operating results and related debt reductions, Appleton has projected compliance with all covenants for the next twelve-month period. Appleton’s ability to comply with the financial covenants in the future depends on further debt reduction and achieving forecasted operating results, which have become more difficult to project in the current economic environment. Given the uncertain global economic conditions, continued constraints in the credit markets and other market uncertainties, there are various scenarios, including a reduction from forecasted operating results, under which Appleton could violate its financial covenants during 2009 and 2010. Appleton’s failure to comply with such covenants or an assessment that it is likely to fail to comply with such covenants, could also lead Appleton to seek amendments to or waivers of the financial covenants contained in the senior secured credit facilities and senior secured term note payable. Appleton cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants contained in the senior secured credit facilities and senior secured term note payable. Any such amendment to or waiver of the covenants would likely involve upfront fees, higher annual interest costs and other terms less favorable to the Company than those currently in the senior secured credit facilities and senior secured term note payable. In the event the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

Prior Period Error Corrections

During the preparation of the first quarter 2009 Form 10-Q, the Company identified an error in classification of gain on debt extinguishment in its 2008 Consolidated Statement of Cash Flows which affected cash flows from operating activities and cash flows from financing activities. During fourth quarter 2008, Appleton purchased $40.6 million, plus interest, of its 8.125% senior notes payable due June 15, 2011. The actual cash outlay for these purchases totaled $28.0 million. As these senior notes were purchased at prices less than face value, the Company appropriately recorded a $12.6 million gain. In accordance with ASC 230, “Statement of Cash Flows,” gains or losses on extinguishment of debt is a financing activity and should be adjusted from the net income of the business to arrive at cash flows from operations. Appleton did not remove the non-cash gain on the extinguishment of debt from cash flows from operating activities resulting in an overstatement of cash flows from operations and cash outflows from financing activities on the Company’s Consolidated Statement of Cash Flows for the Twelve Months Ended January 3, 2009. This error had no impact on the Consolidated Statement of Operations and Consolidated Balance Sheet for 2008. After considering both quantitative and qualitative factors in accordance with Staff Accounting Bulletin 99, "Materiality," the Company determined that the errors were not material and the cash flow presentations will be revised for these errors in the 2009 Form 10-K.

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

The three and nine months ending September 28, 2008 Guarantor Condensed Consolidating Statement of Operations and the nine months ending September 28, 2008, Cash Flow reflect the correction of an error in the third quarter in the loss from discontinued operations.  The Issuer forgave a $50.5 million intercompany loan receivable and other intercompany balances from Rose Holdings Limited, a Subsidiary Guarantor, which was not reflected as a loss to the Issuer and a gain to the Subsidiary Guarantor in the Condensed Consolidating Statement of Operations and Cash Flow.  This error did not impact the combined results of the Issuer and the Subsidiary Guarantor as a whole.

Alternative Fuels Tax Credit

The U.S. Internal Revenue Code provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. In February 2009, Appleton began mixing black liquor with diesel fuel and using the mixture at its mill in Roaring Spring, Pennsylvania. The Company applied to the Internal Revenue Service to be registered as an alternative fuel mixer and received its registration in May 2009. As of October 4, 2009, Appleton filed for excise tax refunds totaling $12.6 million and accrued $0.4 million for eligible alternative fuel usage through October 4, 2009 to be included in subsequent filings. As of the end of third quarter 2009, $1.2 million is recorded as a receivable in other current assets in the accompanying Condensed Consolidated Balance Sheet. Accordingly, the Condensed Consolidated Statement of Operations for the three and nine months ended October 4, 2009 includes a $5.0 million and a $13.0 million tax credit, respectively, as a reduction to cost of sales. This tax credit is allocated to the appropriate business segments using estimated full year 2009 production volumes as a measure. For the three and nine months ended October 4, 2009, $4.0 million and $10.5 million, respectively, was allocated to coated solutions. The remaining $1.0 million and $2.5 million was allocated to security papers for the three and nine months, respectively. Expenses related to this excise tax refund total $0.1 million and $0.2 million for the three and nine months ended October 4, 2009, respectively. As of November 6, 2009, $13.3 million has been received in cash from the Internal Revenue Service.

New Accounting Pronouncements

    In August 2009, the FASB issued ASU No. 2009-05, "Measuring Liabilities at Fair Value," which amends ASC 820, "Fair Value Measurements and Disclosures."  ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability.  The changes to the ASC as a result of this update are effective for the first reporting period (including interim periods) beginning after issuance, which for the Company, is fourth quarter 2009. Adoption is not expected to have a material impact on its consolidated financial statements.

 In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”). The ASC became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The ASC does not change GAAP but was intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. Throughout the notes to the condensed consolidated financial statements, references that were previously made to various former authoritative GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In May 2009, the FASB issued ASC 855, “Subsequent Events.”  This statement is applicable to the accounting for and disclosure of subsequent events not addressed in other GAAP. It provides a definition of subsequent events and guidance as to when subsequent events are recognized or not recognized. It requires the disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. These provisions were effective for interim or annual financial periods ending after June 15, 2009, and are applied prospectively. These provisions were adopted by the Company during its second quarter ended July 5, 2009 and additional disclosures required by this standard are included in Note 1, Basis of Presentation.

In April 2009, the FASB issued ASC 820, “Fair Value Measurements and Disclosures.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with ASC 820, “Fair Value Measurements.” These provisions were adopted by the Company during its second quarter ended July 5, 2009. There was no current period impact on its financial statements.

In April 2009, the FASB issued ASC 825, “Financial Instruments.” It requires an entity to provide disclosures about fair value of financial instruments in interim financial information. These provisions were adopted by the Company during its second quarter ended July 5, 2009. Additional disclosures required by this standard are addressed in Note 17, Fair Value of Financial Instruments.

In December 2008, the FASB issued ASC 715, “Compensation - Retirement Benefits,” to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This pronouncement is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions are not required to be adopted for earlier periods as presented for comparative purposes. Earlier application of the provisions is permitted. The Company does not believe adoption will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued ASC 815, “Derivatives and Hedging.” This statement changes the disclosure requirements for derivative instruments and hedging activities. It requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. These provisions were effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted these provisions during its first quarter 2009. The principal impact to the Company was to require the expansion of its disclosures regarding derivative instruments.

In December 2007, the FASB issued ASC 805, “Business Combinations.” It requires that an acquiring entity recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. It changes the accounting treatment for acquisition costs, non-controlling interests, contingent liabilities, in-process research and development, restructuring costs and income taxes. In addition, it also requires a substantial number of new disclosure requirements. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted ASC 805 during the first quarter of 2009. The adoption did not have a material impact on its consolidated financial statements.

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

Earnings in the three and nine months ended October 4, 2009, included an alternative fuels tax credit of $5.0 million and $13.0 million, respectively,  for alternative fuel mixtures produced for use as a fuel in the business. The credit is scheduled to expire December 31, 2009. Legislation has been proposed that would terminate the credit for fuel used in the production of paper or pulp prior to December 31, 2009. We cannot predict whether such legislation will be enacted, or what its effective date would be. If the excise tax credit were to be terminated or materially changed prior to December 31, 2009, this may have a material effect on Appleton’s future cash flows and results of operations.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seek” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address Appleton’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that Appleton expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended January 3, 2009, as well as in the Quarterly Report on Form 10-Q for the current quarter ended October 4, 2009, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond Appleton’s ability to control or predict. Given these uncertainties, do not place undue reliance on the forward-looking statements. Appleton disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6—Exhibits

4.1	Indenture, dated as of September 30, 2009, among Appleton Papers Inc., as issuer, each of the guarantors identified therein and U.S. Bank National Association, as trustee and collateral agent, governing the 11.25% Second Lien Notes due 2015. Incorporated by reference to Exhibit 4.1 to Appleton’s current report on Form 8-K filed October 6, 2009.

4.2	Third Supplemental Indenture, dated as of September 9, 2009, among Appleton Papers Inc., as issuer, each of the guarantors identified therein and U.S. Bank National Association, as trustee to the indenture, dated as of June 11, 2004, governing the 8.125% Senior Notes due 2011. Incorporated by reference to Exhibit 4.2 to Appleton’s current report on Form 8-K filed October 6, 2009.

4.3	Third Supplemental Indenture, dated as of September 9, 2009, among Appleton Papers Inc., as issuer, each of the guarantors identified therein and U.S. Bank National Association, as trustee to the indenture, dated as of June 11, 2004, governing the 9.75% Senior Subordinated Notes due 2011. Incorporated by reference to Exhibit 4.3 to Appleton’s current report on Form 8-K filed October 6, 2009.

4.4	Second Lien Collateral Agreement, dated as of September 30, 2009, among Appleton Papers Inc., Paperweight Development Corp. and each other grantor identified therein. Incorporated by reference to Exhibit 4.4 to Appleton’s current report on Form 8-K filed October 6, 2009.

4.5	Second Amendment to Credit Agreement, dated as of September 30, 2009, among Appleton Papers Inc., as the U.S. Borrower, Paperweight Development Corp., certain guarantors identified therein, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders as named on the signature pages thereof. Incorporated by reference to Exhibit 4.5 to Appleton’s current report on Form 8-K filed October 6, 2009.

31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Thomas J. Ferree, Vice President Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.4	Certification of Thomas J. Ferree, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Ferree, Vice President Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Thomas J. Ferree, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC. (Registrant)

Date: November 6, 2009	/s/ Thomas J. Ferree
Thomas J. Ferree
Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: November 6, 2009	/s/ Thomas J. Ferree
Thomas J. Ferree
Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)