Form 10-K
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2010-03-01
CIK 1144326, 1166365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 2, 2010
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

Indicate by check mark if either of the registrants is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☒    No  ☐

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether either of the registrants has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  .    Yes   ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether either of the registrants is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).
Large Accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether either of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of March 1, 2010, 10,096,470 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of March 1, 2010, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Documents incorporated by reference: None.

Appleton Papers Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

PART I

Unless stated to the contrary or the context requires otherwise, all references in this report to “PDC,” “Paperweight Development” or “Company” refer to Paperweight Development Corp. and its subsidiaries and predecessors. Appleton Papers Inc. is a 100%-owned subsidiary of Paperweight Development Corp., which is referred to as “Appleton” in this report.

Item 1.	Business

Overview

Appleton is a leading manufacturer of specialty, high value-added coated paper products, including carbonless, thermal and security papers. It also manufactures and sells specialized packaging films.

Under U.S. generally accepted accounting principles (“GAAP”), Appleton has four reportable business segments: coated solutions, thermal papers, security papers and performance packaging. The performance of these four segments is described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

During second quarter 2009, Appleton committed to a formal plan to sell C&H Packaging Company, Inc. (“C&H”). C&H, located in Merrill, Wisconsin, was acquired in 2003 and prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. Strategically, the sale of C&H will eliminate selling channel conflicts. On December 18, 2009, Appleton completed the sale of C&H to The Interflex Group, Inc. Prior to the sale, C&H was included within the performance packaging business segment.

Late in 2007, Appleton committed to a formal plan to sell Bemrose Group Limited (“Bemrose”), its secure and specialized print services business based in Derby, England. At the time of its acquisition in December 2003, Bemrose was expected to provide Appleton with a new product entry in the U.K. security print market, with opportunities to expand into the U.S. market. After conducting a strategic review in the fourth quarter of 2007, Appleton decided to focus its attention and expand its leadership positions in its core businesses. On August 1, 2008, Appleton completed the sale of Bemrose. The operating results of Bemrose for the years ended January 3, 2009 and December 29, 2007, have been reclassified and are reported separately as discontinued operations.

Technical Papers

Coated Solutions

Carbonless paper products comprise the largest component of the coated solutions segment. Appleton produces and sells the Appleton and NCR PAPER* brands of carbonless paper. Appleton considers itself to be the world’s largest producer of carbonless paper. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. Within the coated solutions business, Appleton produces coated products for point-of-sale displays and other design and print applications and offers custom coating solutions. Through its Encapsys® facility, Appleton provides encapsulation technologies and encapsulated products.

Thermal Papers

The thermal papers segment focuses on the development of substrates for the transaction and item identification markets. Appleton considers itself to be the largest manufacturer of direct thermal papers in North America. Thermal paper is used in four principal market segments: (1) point-of-sale products for retail receipts and coupons; (2) label products for shipping, warehousing, medical and clean-room applications; (3) tag and ticket products for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart products for engineering, industrial and medical diagnostic charts.

Security Papers

The security papers segment produces products with features that resist forgery and counterfeiting. Appleton’s portfolio of products incorporates security technologies including watermarks, taggants, embedded threads and fibers and machine-readable technologies to serve global markets. Its focus is on checks and business and government documents such as automobile titles and birth certificates, and on the emerging brand protection market for products like pharmaceuticals, labels and packaging.

*           NCR PAPER is a registered trademark licensed to Appleton.

Performance Packaging

The performance packaging segment produces high-quality single and multilayer polyethylene films for packaging applications. It also converts some of its film products into vacuum pouches that are then sold to packing operations. Film products are sold to film converters and packaging producers who serve the food, personal care, medical, household and industrial products industries.

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

In 1978, Appleton, then a subsidiary of B.A.T Industries Limited, acquired the assets of the Appleton Papers division from NCR. In 1990, Appleton, together with The Wiggins Teape Group Ltd., was separated from B.A.T Industries to form Wiggins Teape Appleton p.l.c., a public company listed on the London Stock Exchange. Later that year, Wiggins Teape Appleton merged with Arjomari Prioux SA, a public French paper manufacturer and merchant. Shortly after the merger, the group changed its name to Arjo Wiggins Appleton p.l.c. Appleton operated as an indirect, 100%-owned subsidiary of Arjo Wiggins Appleton p.l.c. until 2001.

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

In late 2001, approximately 90% of Appleton’s employees invested approximately $107 million in the ESOP. On November 9, 2001, the ESOP purchased 100% of the common stock of PDC. PDC simultaneously used all the proceeds from the sale of those shares of common stock, along with the proceeds of a senior credit facility, senior subordinated notes, a deferred payment obligation and its available cash, to finance the purchase of the acquisition described below.

Acquisition from Arjo Wiggins

On November 9, 2001, PDC and a 100%-owned subsidiary, acquired Appleton from Arjo Wiggins Appleton p.l.c., which is now known as Arjo Wiggins Appleton Limited (“AWA”), a European manufacturer of paper products, and two of its subsidiary holding companies, (the “sellers” or “affiliates of AWA”). Appleton is now a 100%-owned subsidiary of PDC and the ESOP owns 100% of the shares of common stock of PDC. PDC does not conduct any business apart from undertaking matters incidental to its ownership of the stock of its subsidiaries, matters relating to the ESOP, and taking actions required to be taken under ancillary acquisition agreements.

Acquisitions and Dispositions

On April 30, 2003, Appleton acquired C&H Packaging Company, Inc. and American Plastics Company, Inc. C&H, located in Merrill, Wisconsin, prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. American Plastics, located in Rhinelander, Wisconsin, produces high-quality, custom multilayered films and commercial packaging.

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

Late in 2007, Appleton committed to a formal plan to sell Bemrose, its secure and specialized print services business based in Derby, England. At the time of its acquisition in December 2003, Bemrose was expected to provide Appleton with a new product entry in the U.K. security print market, with opportunities to expand into the U.S. market. After conducting a strategic review in the fourth quarter of 2007, Appleton decided to focus its attention and expand its leadership positions in its core businesses. On August 1, 2008, Appleton completed the sale of Bemrose. The operating results of Bemrose for the years ended January 3, 2009 and December 29, 2007, have been reclassified and are reported separately as discontinued operations.

During second quarter 2009, Appleton committed to a formal plan to sell C&H, located in Merrill, Wisconsin. On December 18, 2009, Appleton completed the sale of C&H to The Interflex Group, Inc.

For financial information regarding Appleton’s business segments, refer to Note 23 of Notes to Consolidated Financial Statements contained below in “Item 8. Financial Statements and Supplementary Data.”

Technical Papers

Coated Solutions

The coated solutions segment produces carbonless paper, coated products and custom coating solutions and accounted for approximately 52% of total company net sales in 2009. Appleton sells carbonless roll and sheet products under the Appleton and NCR PAPER* brands, offering nearly 260 grades of carbonless roll and sheet products with approximately 4,200 stock keeping units differentiated by grade, width, length, color and basis weight. Appleton believes it has the broadest carbonless product line in the industry, offering its customers a single source solution for their carbonless paper needs.

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

Since 1994, the North American carbonless market has been in decline as a result of increased use by businesses of competing technologies that do not use impact printing to create images. Examples of such technologies include digital laser, inkjet and thermal printers, as well as electronic communications. Appleton believes that the North American carbonless paper market declined by approximately 5% to 15% annually from 2004 through 2009. Compared to historical levels, this decline is expected to accelerate slightly over the next five years and eventually stabilize. Appleton believes the worldwide carbonless market is also in decline, with demand declining at approximately 4% to 5% per year.

In addition to Appleton, other significant carbonless paper producers include P.H. Glatfelter Company, Mitsubishi Paper Mills Company Ltd., Idem Papers, Asia Pulp and Paper Co. Ltd., Koehler AG, Nippon Industries Co. Ltd., Oji Paper Co. Ltd., Zanders GmbH and Nekoosa Coated Products, LLC. In the carbonless market, Appleton competes primarily on the basis of product quality, service, breadth of product offering and price.

Thermal Papers

The thermal papers segment focuses on the development of substrates for the transaction and item identification markets and accounted for approximately 33% of total company net sales in 2009. The most popular direct thermal imaging chemistry is based on the leuco dye system that was invented by NCR Corporation and commercially introduced by Appleton in the late 1960s. Thermal paper is used in four principal market segments: (1) point-of-sale products for retail receipts and coupons; (2) label products for shipping, warehousing, medical and clean-room applications; (3) tag and ticket products for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart products for engineering, industrial and medical diagnostic charts. It is estimated that the point-of-sale and label market segments, combined, accounted for the majority of the North American thermal market, by volume, in 2009.

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

The market for thermal paper has grown with new applications being developed to benefit thermal technology. Based on its assessment, Appleton believes the thermal markets in North America fluctuated between negative 4% and a positive 9% and averaged nearly 3% for the period 2004 through 2009. Further, based on its assessment, Appleton believes the North American thermal markets will grow and that global markets will also continue to expand. In 2008, Appleton completed an investment of approximately $125 million to expand the West Carrollton, Ohio, mill to satisfy projected future demand for thermal products by domestic and international customers. The project included installation of a state-of-the-art coater to produce thermal papers and enhancements to one of the mill’s paper machines. Sales of thermal papers have not been significantly impacted by seasonality. In addition to Appleton, other significant thermal paper producers included Koehler AG, Kanzaki Specialty Papers, Ricoh Company, Ltd. and Mitsubishi Paper Mills Company Ltd. Appleton competes primarily on the basis of service, product quality, price and breadth of product offering.

Security Papers

The security papers segment produces products with security features that resist forgery and counterfeiting. Appleton’s portfolio of products incorporates security technologies, including watermarks, taggants, embedded threads and fibers and machine-readable technologies, to serve global markets. Appleton focuses on checks and business and government documents such as automobile titles and birth certificates, and on the emerging brand protection market for products like pharmaceuticals, label and packaging. Sales of Appleton’s security products have not been significantly impacted by seasonality.

Security papers competitors include P.H. Glatfelter Company, Cascades Resources, Papierfabrik Louisenthal GmbH, ArjoWiggins SAS and De La Rue International. Appleton competes primarily on the basis of service, breadth of product offering, product quality and price.

Performance Packaging Products

The performance packaging segment produces high-quality single and multilayer polyethylene films for packaging applications and accounted for approximately 12% of total company net sales in 2009. It also converts some of its film products into vacuum pouches that are then sold to packing operations. Film products are sold to film converters and packaging producers who serve the food, personal care, medical, household and industrial products industries. Sales of performance packaging products are positively affected by the fourth quarter holiday season followed by lower volumes in the first quarter of the year.

The Flexible Packaging Association estimates that the U.S. flexible packaging market (which includes performance packaging) generates over $25 billion in annual sales and employs approximately 79,000 people. Flexible and performance packaging operations range from small manufacturing companies with single facilities to large integrated corporations with up to 35 individual plant locations. The nation’s largest market for performance packaging is food, accounting for over 54% of shipments.

Performance packaging competitors include Berry Plastics/Pliant Corporation, Winpak, Charter Films, Inc., Danafilms, Inc., Sigma Plastics Group/ISO Poly Films, Inc. and others. Large producers such as Bemis Company, Inc., Printpak Inc. and Alcan Inc. may also be competitors in some market situations. Appleton competes primarily on the basis of service, breadth of product offering and price.

Geographical Financial Information

Revenues from sales in the U.S. were $637.8 million in 2009, $698.4 million in 2008, and $701.9 million in 2007. Revenues from sales to customers in foreign countries were $224.3 million in 2009, $268.8 million in 2008, and $263.2 million in 2007. Substantially all long-lived assets were located in the U.S. as of January 2, 2010, January 3, 2009, and December 29, 2007.

Research and Development

Research and development plays an important role in Appleton’s leadership position. Ongoing investment in research and development has enabled Appleton to develop core competencies in the encapsulation process, specialty coating chemistry, coating application systems and security technologies. Research and development efforts are focused on cost reduction, product line extensions, new product development and technology transfer and development. Research and development costs related to the development of new products and significant improvements to existing products were $12.0 million in 2009, $14.2 million in 2008, and $14.7 million in 2007.

Sales, Marketing and Distribution

Appleton promotes and sells products through its sales and marketing organization. Sales personnel operate from field locations. Marketing employees endeavor to acquire market, end-user and competitor insight to uncover and deliver market-focused solutions. Technical service representatives assist customers with product applications and improvements and complaint resolution by telephone and in person at customer locations. Customer service representatives receive customer orders, establish delivery dates and answer inquiries about stock availability and order status.

Appleton uses 10 distribution centers to store and distribute products to customers. Distribution centers are located in Appleton, Wisconsin; Camp Hill, Pennsylvania; Hebron, Kentucky; Edwardsville, Kansas; Ontario, California; McDonough, Georgia; and Peterborough, Ontario, Canada. Third-party logistics services are contracted through distribution facilities at Portland, Oregon, Birmingham, England, and Utrecht, Netherlands.

Distributors and Customers

Appleton currently sells through merchant distributors that stock and redistribute carbonless sheet products globally from over 350 locations. Some merchant distributors also redistribute performance packaging products. Carbonless rolls are sold through a variety of channels including merchants, agents and directly to printer and converter customers worldwide. In North America, some carbonless rolls are sold to forms printers through merchant distributors on a drop-shipment basis. In those cases, Appleton ships products from distribution centers and provides customer support while the merchant bears the credit risk of nonpayment.

Appleton sells thermal papers directly to converters who cut and rewind large rolls into smaller rolls, print and otherwise further process the paper based on end-user needs. Appleton sells security products through merchants and to other security printers who print checks, titles, certificates and other secure documents. Appleton sells performance packaging products to the food, personal care, medical, household and industrial products industries as well as to packaging producers and film converters who serve those markets.

Within the technical papers business, the five largest customers in the coated solutions segment accounted for approximately 33% of coated solutions net sales in 2009 and 38% of coated solutions net sales in 2008 and 2007. The five largest customers in the thermal papers segment accounted for approximately 41% of thermal papers net sales in 2009, 36% of thermal papers net sales in 2008 and 39% of thermal papers net sales in 2007. Sales to the five largest customers in the performance packaging segment accounted for approximately 32% of total segment net sales in 2009, 32% of total segment net sales in 2008 and 34% of total segment net sales in 2007. Sales to Unisource Worldwide, Inc. accounted for approximately 8% of 2009 total company net sales, 8% of 2008 total company net sales and 10% of 2007 total company net sales.

Working Capital Practices

Appleton maintains finished goods inventories sufficient to provide a high level of available stock items and next day delivery to a majority of coated solutions and thermal papers customers. Raw material inventories are maintained at levels consistent with demand for both stock and custom orders. Custom order lead times are typically less than 30 days. Accounts receivable management practices, including terms of sale, are designed to accommodate the competitive differences of each business segment and market channel.

Most sales in the performance packaging segment are custom orders with up to eight weeks of lead time, depending on the nature of the items and production requirements. Given the custom order nature of much of the business, finished goods inventory levels are generally low and primarily represent products being held pending customer release dates. Finished goods inventories are maintained for select items where prompt availability is a competitive requirement. Raw material inventories reflect actual and expected customer demand, supplier lead times and economic order quantities. Accounts receivable management practices reflect the competitive requirements of the business.

Order Backlogs

In the coated solutions business, customers generally order from stock grades and most orders are delivered the next day. Thermal paper customers also order primarily stock grades. As of year-end 2009, the total of coated solutions and thermal papers products ordered but not shipped was approximately 5% of annual sales volume. As of 2008 and 2007 year-ends, products ordered but not shipped totaled approximately 4%, for each year, of total annual shipments of coated solutions and thermal papers.

The performance packaging segment typically maintains backlogs of up to six weeks. Most sales are custom orders and many customers place advance or blanket orders covering a number of months into the future, which tends to increase the average backlog figures. Backlogs are managed to maximize the efficiency of production scheduling and machine utilization.

Manufacturing

The Appleton plant, located in Appleton, Wisconsin, produces carbonless and thermal papers. The Portage, Wisconsin plant produces microcapsules used primarily in the manufacture of carbonless paper at the Appleton, Roaring Spring and West Carrollton facilities. Appleton also supplies microcapsules for other commercial applications.

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

The packaging business includes American Plastics, located in Rhinelander, Wisconsin, which manufactures multilayered, co-extruded barrier films, primarily sold to flexible packaging converters. In addition, American Plastics converts some of its films into vacuum pouches which are then sold to packing operations. Also included in the packaging business is New England Extrusion, located in Turners Falls, Massachusetts, and Milton, Wisconsin, which produces single and multilayer polyethylene films for packaging applications.

Raw Materials

Raw materials purchases primarily consist of base stock, chemicals, pulp, wastepaper and resin. In 2009, those materials made up approximately 54% of the annual cost of goods sold. The largest raw material component, chemicals, comprised 21% of cost of goods sold in 2009. The next largest raw material component is base stock—rolls of uncoated paper used in the production of coated paper products. Base stock is acquired from multiple sources pursuant to purchase agreements which establish pricing and volume targets. These agreements mitigate exposure to significant pricing cycles common for pulp and commodity paper products. Total base stock purchases in 2009 amounted to 15% of cost of goods sold.

Appleton is party to a significant base stock supply agreement, which commenced June 27, 2001. Purchases under this agreement were approximately 36% of total 2009 base stock purchases. The Company plans to continue purchasing base stock during 2010 in accordance with this agreement. The term of this agreement, as amended, expires on December 31, 2010.

Approximately 12% of cost of goods sold in 2009 was for pulp, wood and wastepaper used in the Roaring Spring and West Carrollton paper mills. While pulp and wastepaper prices are subject to swings in the supply and demand cycle for pulp and commodity papers, the Company seeks to reduce the impact of those swings by negotiating price and volume agreements for pulp and by purchasing wastepaper through a national broker.

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

Employees

As of January 31, 2010, Appleton employed 2,109 persons, of whom, 1,266 were covered by union contracts. Manufacturing employees at Appleton’s major manufacturing facilities in Appleton, Roaring Spring and West Carrollton are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”). Represented employees at the Roaring Spring facility ratified a four-year labor agreement in August 2008. Represented employees in Appleton ratified a three-year labor agreement in October 2008. Represented employees at the West Carrollton facility ratified a three-year labor agreement in March 2009.

USW also represents employees at the Appleton, Camp Hill and Edwardsville distribution centers. Employees at the Peterborough, Ontario, Canada facility are represented by Independent Paperworkers of Canada. Employees at the Portage, Wisconsin plant and other distribution centers in Georgia, Kentucky and California, as well as American Plastics and New England Extrusion are not represented.

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

Environmental
General

Appleton’s operations are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations. These include laws and regulations governing emissions of air pollutants, discharges of wastewater and storm water, storage, treatment and disposal of materials and waste, remediation of soil, surface water and groundwater contamination and liability for damages to natural resources. In addition, Appleton is also governed by laws and regulations relating to workplace safety and worker health which, among other things, regulate employee exposure to hazardous chemicals in the workplace.

Compliance with environmental laws and regulations is an important facet of the business. Appleton expects to incur capital expenditures of approximately $1.4 million in 2010 and a total of approximately $4.9 million from 2011 through 2015 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. Appleton expects to continue to incur expenditures after 2015 in order to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements.

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

The EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River. Certain PRPs have initiated preliminary work under a work plan and are negotiating to reach a funding arrangement to complete the work plan.

Appleton and NCR filed a lawsuit in January 2008 in federal court against various defendants, including other PRPs and certain municipalities, in an effort to require contribution to the cost of cleaning up PCB-contaminated sediment in the Fox River. In December 2009, the court granted the defendants’ motion for summary judgment, dismissing the claim. Appleton and NCR intend to appeal this decision.

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

Accordingly, Appleton has recorded a reserve for its potential liability for the Lower Fox River. At January 3, 2009, this reserve was $152.0 million. During 2009, $82.7 million of payments were made from the reserve. In addition, as the result of an analysis of Appleton’s estimated remaining potential liability that was completed during 2009, the reserve was increased by $6.4 million. This resulted in a remaining reserve of $75.7 million as of January 2, 2010, of which $47.1 million is recorded in other accrued liabilities and $28.6 million is recorded as a long-term environmental liability.

The following assumptions were used in evaluating Appleton’s potential Lower Fox River liability and establishing a remediation reserve:

•	total remediation costs of $690 million, based on the most recent bids received with a range from $594 million to $900 million;

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

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million in satisfaction of its unindemnified portion of the Fox River Liabilities. AWA paid $170.3 million in connection with Fox River Liabilities through 2009. At January 2, 2010, the total indemnification receivable from AWA was $75.7 million, of which $47.1 million is recorded in other current assets and $28.6 million is recorded as an environmental indemnification receivable.

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy provides up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. At January 2, 2010, the policy had $79.7 million of remaining coverage which is sufficient to cover Appleton’s currently estimated share of the Fox River Liabilities. AWA’s obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended.

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

Appleton is subject to comprehensive and frequently changing laws and regulations enacted by various federal, state and local authorities concerning the impact of the environment on human health, the limitation and control of emissions and discharges into the air, ground and waters, the quality of ambient air and bodies of water and the handling, use and disposal of specified substances. Financial responsibility for the cleanup or other remediation of contaminated property or for natural resource damages can extend to previously-owned or used properties, waterways and properties owned by unrelated companies or individuals, as well as properties currently owned and used by Appleton, regardless of whether the contamination is attributable entirely to prior owners. As described in the following risk factor, Appleton has been identified as a potentially responsible party, or PRP, for remediation and alleged natural resource damages related to the Lower Fox River and Green Bay system, which Appleton collectively refers to as the “Lower Fox River.” In addition, Appleton makes capital expenditures and incurs operating expenses for environmental obligations and matters arising from its daily operations.

Including the Lower Fox River, Appleton had approximately $75.7 million of accrued liabilities as of January 2, 2010, for estimated or anticipated liabilities and legal and consulting costs relating to environmental matters arising from past operations. Appleton also had approximately $75.7 million of indemnification receivables from its former parent company, AWA, as of January 2, 2010. While the accrued liabilities reflect its estimate of the cost of these environmental matters, the amount that Appleton has accrued may be inadequate. In addition, Appleton may be named as a PRP at other sites in the future and the costs associated with such future sites may be material. Appleton expects environmental laws and regulations and the interpretation and enforcement of those laws and regulations to become increasingly stringent and to further limit emission and discharge levels and to increase the likelihood and cost of environmental cleanups and related activities. All of these factors are likely to increase Appleton’s operating expenses, require continuing capital expenditures and adversely affect the operating flexibility of its manufacturing operations and may require indeterminable and significant additional expenditures in connection with such compliance.

Appleton has been named as a potentially responsible party related to the Lower Fox River.

Appleton has been named by the EPA as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Appleton has been named a PRP because of discharges of polychlorinated biphenyls, or PCBs, into the Lower Fox River from its Appleton Plant in the 1950s, 1960s and 1970s and because of discharges from the Appleton Coated paper mill in Combined Locks, Wisconsin, which Appleton (and its predecessors) owned from 1978 to 2000. Appleton could be liable for a significant portion of the costs of remediating the PCBs that remain in the Lower Fox River. These costs could be material to Appleton’s financial position. In 2003, the DNR and EPA issued two Records of Decision (“RODs”) estimating total costs for remediation of approximately $400 million. Other estimates obtained by the PRPs range from a low of $450 million to as much as $1.6 billion. In June 2007, the EPA and DNR issued an amended ROD which modified the remedial action plan for the Lower Fox River. Various government agencies are also asserting that Appleton and the other PRPs are liable for natural resource damages caused by the PCBs. In October 2000, the U.S. Fish & Wildlife Service estimated that total natural resource damages would be in a range between $176 million to $333 million for all PRPs in the aggregate.

In November 2007, the EPA issued an administrative order directing the PRPs to implement the remedial action of the Fox River. Certain PRPs have initiated preliminary work under a work plan and are negotiating to reach a funding arrangement to complete the work plan.

Appleton cannot precisely estimate its ultimate share of liability for the Lower Fox River due to uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of natural resource damage assessments, the evolving nature of remediation and restoration technologies and governmental policies and Appleton’s share of liability relative to other PRPs. However, based on the issuance of the RODs, the receipt of bid proposals and the beginning of remediation activities, Appleton believes it can reasonably estimate a range of its potential liability and have accordingly recorded a reserve. At January 3, 2009, this reserve was $152.0 million. During 2009, $82.7 million of payments were made from the reserve. In addition, as the result of an analysis of Appleton’s estimated remaining potential liability that was completed during 2009, the reserve was increased by $6.4 million. This resulted in a remaining reserve of $75.7 million as of January 2, 2010, of which $47.1 million is recorded in other accrued liabilities and $28.6 million is recorded as a long-term environmental liability.

Although Appleton believes its recorded environmental liability reflects a reasonable estimate of its liabilities associated with the Lower Fox River, the actual amount of liabilities associated with the Lower Fox River could prove to be significantly larger than the recorded environmental liability. Therefore, Appleton’s liabilities associated with the Lower Fox River could materially adversely affect its business, financial condition and results of operations.

Appleton’s former parent, AWA, may fail to comply with its indemnification obligations related to the acquisition of the Company.

As amended in, and as limited by the terms of the purchase agreement relating to the acquisition of Appleton, AWA and two of its affiliates have agreed to indemnify PDC and Appleton for certain losses resulting from (1) inaccuracies in the environmental representations and warranties made by AWA and its affiliates, (2) certain known environmental matters that existed at the closing of the acquisition, (3) environmental matters related to the businesses of Newton Falls, Inc., Appleton Coated LLC and several other of Appleton’s former affiliates and subsidiaries and (4) environmental matters relating to the real property on which Appleton’s former Camp Hill, Pennsylvania plant and Appleton’s current distribution center are located that existed prior to its sale of the Camp Hill plant to a third party.

AWA has also agreed, subject to certain limitations, to indemnify Appleton and PDC for specified environmental liabilities relating to the contamination of the Lower Fox River. If the indemnified matters result in significant liabilities for Appleton, and AWA and/or its affiliates are unable or unwilling to honor these indemnification obligations, Appleton could be required to pay for these liabilities, which could materially adversely affect its business, financial condition and results of operations.

Future greenhouse gas/carbon regulations or legislation could adversely affect Appleton’s costs of compliance with environmental laws.

In 2009, the U.S. Environmental Protection Agency (“EPA”) finalized its finding that greenhouse gas (“GHG”) emissions endanger the public health and welfare. The EPA is thus required to begin developing rules to regulate GHG emissions under the federal Clean Air Act. It is uncertain when such GHG emissions regulations will be issued or what form they may take. Also in 2009, several bills were introduced in the U.S. Congress concerning climate change and the emission into the environment of carbon dioxide and other GHGs. It is expected that eventual legislation will take the form of a cap-and-trade program where generators will be required to purchase allowances to emit carbon dioxide and other GHGs, although it is possible that legislation may take other forms, such as a carbon tax on each unit of carbon dioxide and other GHGs emitted in excess of mandated limits. As a result, Appleton could be required, among other things, to purchase allowances or offsets to emit GHGs or other regulated pollutants or to pay taxes on such emissions. At this time there is no basis for estimating the effect of such legislation on the costs Appleton will incur to comply with environmental laws, although the Company is investigating ways to reduce carbon emissions.

Appleton has a substantial amount of indebtedness outstanding and, as a result, it is operating as a highly leveraged company.

Appleton’s total debt at January 2, 2010, was approximately $550.7 million. For a description of the components of Appleton’s debt see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 10 of the Notes to Consolidated Financial Statements. This large amount of indebtedness could:

•
make it more difficult for Appleton to satisfy its financial obligations with respect to the senior credit facility, the senior secured note payable, the second lien notes, the senior notes and senior subordinated notes;

•
require Appleton to dedicate a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions, research and development or general corporate activities;

•	limit Appleton’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, research and development or general corporate purposes;

•	limit Appleton’s flexibility in planning for, or reacting to, changes in its businesses and the industries in which it operates;

Furthermore, although Appleton’s ability to borrow money is restricted by the terms of its various debt agreements, it may be possible for Appleton to incur even more debt and, if it does so, these risks could intensify.

Appleton’s ability to service its debt is dependent on its future operating results and Appleton cannot be sure that it will be able to meet its debt obligations as they come due.

Appleton’s ability to meet its payment obligations, relating to its indebtedness, is subject to a variety of factors, including, for example, changes in:

•	demand for and selling prices of Appleton’s products;

•	competition;

•	costs of raw materials and operating costs;

•	the rate of decline in sales of carbonless paper products;

•	environmental regulations; and

•	general economic conditions.

Appleton expects to use cash flow from operations to pay its expenses and scheduled interest and principal payments due under its outstanding indebtedness. Its ability to make these payments thus depends on its future performance, which is affected by financial, business, economic and other factors, many of which Appleton cannot control. The recent recession and credit crisis and related turmoil in the global financial system has had and may continue to have an adverse effect on Appleton’s business, financial condition, results of operations and cash flows. Consequently, its business may not generate sufficient cash flow from operations in the future and its anticipated growth in revenue and cash flow may not be realized, either or both of which could result in Appleton being unable to repay or pay interest on its indebtedness or to fund other liquidity needs. If Appleton does not have enough money, it may be required to refinance all or part of its then-existing debt, sell assets or borrow more money. Appleton cannot make any assurances that it will be able to accomplish any of these alternatives on terms acceptable to it, or at all. In addition, the terms of existing or future debt agreements, including the indenture governing the notes and the revolving credit facility, may restrict Appleton from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could significantly adversely affect the value of its indebtedness and its ability to pay the amounts due. In addition, if Appleton defaults in the payment of amounts due, it would give rise to an event of default under the note indentures and possible acceleration of amounts due under its outstanding indebtedness. In the event of any acceleration, there can be no assurance that Appleton will have enough cash to repay its outstanding indebtedness.

Compliance with the covenants relating to Appleton’s indebtedness may limit its operating flexibility.

Certain of Appleton’s debt agreements contain provisions that require Appleton to maintain specified financial ratios as such items are defined in the debt agreements. Appleton’s ability to comply with the financial covenants in the future depends on further debt reduction and achieving forecasted operating results. However, with the volatility being experienced in the current economic environment, it can be difficult to predict the ultimate impact of current economic trends on the Company’s future operating results. Given the uncertain global economies, continued constraints in the credit markets and other market uncertainties, there are various scenarios, including a reduction from forecasted operating results, under which Appleton could violate its financial covenants. Appleton’s failure to comply with such covenants or an assessment that it is likely to fail to comply with such covenants, could also lead Appleton to seek amendments to or waivers of the financial covenants. No assurances can be provided that Appleton would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

The market for the primary product in Appleton’s coated solutions segment, carbonless paper, may decline more rapidly than anticipated.

Appleton’s technical papers business includes three segments: coated solutions, thermal papers and security papers. Appleton’s coated solutions segment, of which the primary product is carbonless paper, currently represents its primary business segment and accounted for 59% of net sales in 2007, 56% of net sales in 2008 and 52% of net sales in 2009. Appleton’s total sales volume of carbonless paper products declined 9.7% from 2007 to 2008 and 16.5% from 2008 to 2009. Appleton believes the worldwide carbonless market is declining as users switch to alternative modes of communication and technologies that do not use impact printing to create images. Appleton expects that its total sales volume of carbonless paper products will continue to decline at rates that are consistent with the decline rate of the overall market. If the decline in Appleton’s sales of carbonless paper products accelerates, or if it is unable to maintain the prices of its carbonless paper products or if it is unable to offset reductions in carbonless papers sales with increased sales of thermal paper or other products, then Appleton’s business, financial condition and results of operations may be materially adversely affected.

Appleton may be unable to develop and introduce new and enhanced products.

Appleton’s success in developing new products will depend in large part on its ability to use its existing technical and manufacturing capabilities and knowledge in the development and introduction of new, value-added products targeted at new markets and customers. If Appleton is unable to utilize its capabilities or, properly identify and address the evolving needs of targeted customers and markets, Appleton’s ability to capture and develop new business opportunities will be limited. In addition, if the revenue and profits generated by new products are not sufficient to replace the anticipated decline in revenue and profits generated by carbonless products, then Appleton’s business, financial condition and results of operations may be materially adversely affected.

Appleton’s ability to compete effectively in the marketplace depends, in large part, on its ability to continually improve productivity and reduce operating costs.

Appleton must continually strive to improve the productivity and cost structure of its manufacturing operations and the efficiency of its support services in order to offer products that are priced competitively and deliver an attractive value proposition to its customers. Appleton sets specific productivity and cost reduction goals each year for each of its production facilities and key staff functions. Accomplishing these goals is essential to its near-term competitiveness and long-term financial viability. If Appleton fails to reach these goals, it may experience an erosion of its profit margins, a decline in net sales or both, which could negatively affect its ability to service its debt and invest in the future growth of its business segments.

Appleton currently relies on a relatively small number of customers to generate a significant amount of its net sales from each of its various businesses.

Within the technical papers business, the five largest customers in the coated solutions segment accounted for approximately 33% of coated solutions net sales in 2009 and 38% of coated solutions net sales in 2008 and 2007. The five largest customers in the thermal papers segment accounted for approximately 41% of thermal papers net sales in 2009, 36% of thermal papers net sales in 2008 and 39% of thermal papers net sales in 2007. Sales to the five largest customers in the performance packaging segment accounted for approximately 32% of total segment net sales in 2009, 32% of total segment net sales in 2008 and 34% of total segment net sales in 2007.

Many of Appleton’s customers are under no obligation to purchase its products in the future. Furthermore, some of Appleton’s customers have become insolvent or financially distressed in recent years. If Appleton loses one or more of its significant customers (e.g., to a competitor or as a result of their being acquired by a customer of a competitor) or any of Appleton’s significant customers experience financial difficulty, then its business, financial condition and results of operations may be materially adversely affected.

Appleton currently relies on a small number of third parties to supply several of the key raw materials used to produce its products.

Appleton’s business depends upon the availability of key raw materials, including base stock, certain chemicals and resins. In 2009, Appleton purchased approximately $99 million of base stock from external suppliers. Appleton relied on a single external supplier for approximately 77% of the base stock it purchased in 2009 to produce coated solutions products, and a single external supplier for approximately 54% of the base stock Appleton purchased in 2009 to produce thermal papers. For some of the key chemicals Appleton uses in its products, it relies on one or two suppliers. If there is a disruption in the supply of raw materials, including the chemicals that Appleton needs to produce its coated solutions and thermal products or the resins Appleton uses in its performance packaging products, then Appleton may be required to purchase these raw materials from alternative sources, which may result in a significant increase in its operating costs. Included in these increased costs would be development costs associated with qualifying new raw materials and suppliers. Appleton may not be able to procure carbonless base stock, thermal base stock, key chemicals, resins or other raw materials from alternative suppliers in the future in amounts sufficient to meet its needs or at prices consistent with historical prices. The lack of available alternative suppliers could subject Appleton to significant cost increases and manufacturing delays and its business, financial condition and results of operations may be materially adversely affected.

The global credit market crisis and economic weakness may adversely affect Appleton’s customers and suppliers.

Global financial and credit markets recently have been extremely unstable and unpredictable. Worldwide economic conditions have been weak and may deteriorate further. The instability of the markets and weakness of the global economy could affect the demand for Appleton’s customers’ products, the amount, timing and stability of their orders from Appleton, the financial strength of its customers and suppliers, and/or Appleton’s suppliers’ and customers’ ability to fulfill their obligations to Appleton. These factors could materially adversely affect our business, financial condition and results of operations.

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

The carbonless paper market is highly competitive. Appleton competes based on a number of factors, including price, product availability, quality and customer service. Additionally, Appleton competes with domestic production and imports from Europe and Asia. In September 2007, Appleton filed antidumping petitions against imports of certain lightweight thermal paper (“LWTP”) from China, Germany and Korea and a countervailing duty petition against such imports from China. On September 26, 2008, the U.S Department of Commerce (“Department”) issued its final determination, affirming that certain Chinese producers and exporters of LWTP sold the product in the U.S. at prices below fair value, imposing final duties of 19.77% to 115.29% on those imports. The Department also affirmed that German producers and exporters of LWTP sold the product in the U.S. at prices below fair value and imposed final duties on those imports of 6.5%. In addition, the Department announced its final determination concerning the imposition of countervailing duties on imports of LWTP from China to offset the subsidies that Chinese producers receive from the Chinese government. For all but one Chinese producer, the Department imposed duties of between 13.17% and 137.25%. Between the countervailing and anti-dumping duties, the Department imposed total duties of 19.77% to 252.54% on imports of LWTP from China. On October 30, 2008, the U.S. International Trade Commission (“ITC”) made a final determination that there is a reasonable indication that the U.S. industry producing certain LWTP is threatened with material injury due to unfairly traded imports from China and Germany. As a result, the final duties went into effect in November 2008. These duties do not have a direct impact on Appleton’s net income. A German manufacturer filed an appeal of the ITC determination to the U.S. Court of International Trade, and the appeal was decided in favor of Appleton in November 2009. In December 2009, the German manufacturer filed a notice of its intent to further appeal the matter to the U.S. Court of Appeals for the Federal Circuit. In addition, Appleton and the German manufacturer have each filed a request for administrative review with the Department, seeking to modify the amount of the duties based on the market practices during the 12-month period following implementation of the final duties. Duties remain in place during the pending appeal and administrative review. In the event the appeal or the administrative review is successful, certain of the duties could be reduced, increased or eliminated.

In March 2009, the Mexican government began imposing tariffs on 90 U.S. products sold into Mexico, including carbonless paper. The tariff on carbonless paper had been 10%. Beginning January 1, 2010, all U.S. sales of carbonless paper into Mexico are assessed a 5% tariff. Though the tariff is paid by the customer, this automatically increases the price of carbonless paper by 5% which could open the door for non-U.S. competitors to enter the Mexican market with their carbonless products and take advantage of the ability to offer customers more favorable pricing. Appleton may need to adjust its carbonless pricing accordingly in reaction to competitive pressures from both customers seeking more favorable pricing and foreign producers of carbonless paper seeking market entry.

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

PDC’s continuing status as a subchapter S corporation and its eligible subsidiaries as qualified subchapter S subsidiaries for U.S. federal and state income tax purposes will depend upon its, and their ability to continue to meet the eligibility requirements.

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

PDC could realize significant tax savings during profitable years due to the subchapter S corporation status. However, if, for any reason, it lost its subchapter S corporation status, or any of its qualified subchapter S subsidiaries loses its qualified subchapter S subsidiary status, it would be required to pay U.S. federal and certain state and local income taxes, thereby reducing the amount of cash available to repay debt or reinvest in Appleton’s operations, which could have a material adverse effect on its earnings and cash flow. Similarly, if the plan does not qualify as an ESOP and becomes subject to tax on its share of the subchapter S corporation’s income, Appleton would have to distribute cash to the ESOP trust to enable it to pay the resulting taxes, again reducing the amount of cash available to repay debt or to be reinvested in its operations.

As a subchapter S corporation, PDC is subject to a corporate-level tax under Section 1374 of the Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the subchapter S election or the date assets are acquired in a carryover basis transaction from a C corporation if the gain is recognized within ten years (seven years for 2009 and 2010) after the effective date of the subchapter S election or the date of the acquisition. If Appleton sells a material portion of its assets after 2010 but before November 9, 2011, it could be subject to a significant tax liability.

Appleton’s underfunded pension plans require future pension contributions which could limit flexibility in managing the Company.

The total projected benefit obligation of Appleton’s defined benefit pension plans exceeded the fair value of the plan assets by $101.6 million at January 2, 2010. Appleton contributed $10.0 million to the pension plan in each of 2008 and 2009 and is forecasting a contribution of $15 million in 2010. Among the key assumptions inherent in the actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, the pension plan obligation could increase materially. The size of future required pension contributions could result in Appleton dedicating a substantial portion of its cash flow from operations to making the contributions which could materially adversely affect our business, financial condition and results of operations.

Future legislation or regulations intended to reform pension and other employee benefit plans could adversely affect Appleton’s ability to repay its debt, reinvest in its operations or grow its business through new product development or through acquisitions.

From time to time in recent years, legislators and agencies of the executive branch have formulated or suggested various legislative proposals that would affect employee benefit plans. If legislation is adopted that requires Appleton to lift restrictions on sales of PDC common stock held in participants’ KSOP accounts, or that limits the amount of PDC common stock that may be held by the KSOP, then Appleton may be required to fund the repurchase of substantial amounts of PDC common stock or take some other action restrictive to its finances. These repurchases or other restrictive actions could reduce the amount of cash available to repay debt, reinvest in its operations or grow its business through new product development or through acquisitions. In addition, these repurchases could violate covenants under Appleton’s outstanding debt agreements, which could lead to a default under those agreements.

PDC’s legal obligations to repurchase common stock from employees and former employees may lead to a default under the agreements governing Appleton’s indebtedness or may constrain Appleton's ability to make necessary reinvestments in its operations or invest in new business opportunities.

It may be necessary for Appleton to make significant distributions to PDC in order for PDC to satisfy its share repurchase obligations, under the Employee Retirement Income Savings Act of 1974, or ERISA, and the terms of the KSOP, to current and former employees who are participants in the ESOP. PDC incurs obligations to ESOP participants, when they retire or otherwise terminate employment, to repurchase shares of PDC. The ESOP allows PDC to satisfy its share repurchase obligations by installment payments and PDC currently satisfies its share repurchase obligations to former participants by making five equal annual installment payments. The ESOP also has obligations to permit certain participants to diversify the investment of a portion of their ESOP account, which would otherwise be invested in shares of PDC stock. However, the agreements governing Appleton’s indebtedness contain limitations on its ability to satisfy the repurchase obligations. The amount of PDC’s repurchase obligations may at any time exceed these limitations and Appleton may elect to, or be forced to, help PDC meet its obligations. Further, PDC, as a guarantor of Appleton’s indebtedness, may also be limited to some extent from making payments to the ESOP or its beneficiaries by the terms of its and Appleton’s indebtedness.

As a result of PDC’s legally imposed repurchase obligations, Appleton and/or PDC may be forced to violate the distribution and/or payment limitations contained in the agreements relating to its and Appleton’s indebtedness, which may ultimately result in defaults under the agreements and the notes. Defaults on any of its indebtedness could result in acceleration of its indebtedness and cause Appleton to dispose of its assets or declare bankruptcy and, as a result, it may not have sufficient funds to satisfy its obligations under the notes.

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

Location	Description	Approximate Square Footage	Status
Appleton, Wisconsin (Wisconsin Ave.)	Headquarters Offices and Manufacturing Plant	1,157,000	Owned
Portage, Wisconsin	Capsule Manufacturing Plant	68,000	Owned
Roaring Spring, Pennsylvania	Pulp and Paper Mill	636,000	Owned
West Carrollton, Ohio	Pulp and Paper Mill	758,000	Owned
Rhinelander, Wisconsin	Film and Commercial Packaging Plant	78,000	Owned
Turners Falls, Massachusetts	Film and Commercial Packaging Plant	105,000	Owned
Milton, Wisconsin	Film and Commercial Packaging Plant	47,000	Owned
Appleton, Wisconsin (East Warehouse Road)	Warehouse	272,000	Lease expires 11/30/12
Appleton, Wisconsin (Kensington Drive)	Distribution Center	357,000	Lease expires 12/31/12
Hebron, Kentucky	Distribution Center	194,000	Lease expires 12/31/10
Camp Hill, Pennsylvania	Distribution Center	212,000	Lease expires 12/31/13
Ontario, California	Distribution Center	102,000	Lease expires 7/31/13
Edwardsville, Kansas	Distribution Center	244,000	Lease expires 12/28/10
McDonough, Georgia	Distribution Center	136,000	Lease expires 9/30/10
Portland, Oregon	Distribution Center	53,000	Lease expires 12/31/10
Peterborough, Ontario, Canada	Distribution Center	50,000	Lease expires 12/31/10
Roaring Spring, Pennsylvania	Warehouse	89,000	Lease expires 12/31/10

Appleton’s technical papers business is primarily operated in Appleton and Portage, Wisconsin, West Carrollton, Ohio and Roaring Spring, Pennsylvania. Its performance packaging business is primarily operated in Rhinelander and Milton, Wisconsin and Turners Falls, Massachusetts.

During the years 2005 through 2009, Appleton invested approximately $237 million in capital improvements, of which, approximately $220 million was spent at its manufacturing facilities. The primary goal of this capital spending was to improve manufacturing efficiencies, product quality and cycle time. Of the $220 million spent on manufacturing facilities, approximately $3.9 million was spent to comply with applicable environmental regulations.

Appleton also maintains two field sales offices in the U.S., both of which are in leased premises under short-term leases.

Item 3.	Legal Proceedings

Appleton is involved from time to time in certain administrative and judicial proceedings and inquiries related to environmental matters. For a discussion of these environmental matters, see “Item 1. Business – Environmental” and Note 18 of the Notes to the Consolidated Financial Statements. Furthermore, from time to time Appleton may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of business. Appleton maintains a comprehensive insurance program to protect against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. Appleton has successfully defended such claims, settling some for amounts that are not material to its business and obtaining dismissals in others. Although Appleton may vigorously defend itself in any similar cases that may be brought against it in the future, there can be no assurance that it will be successful.

In September 2007, Appleton commenced litigation against Andritz BMB AG and Andritz, Inc. The claims asserted included breach of obligations under a February 2007 agreement to perform certain engineering services which also granted Appleton an option to purchase certain equipment and services relating to an off-machine paper coating line. This matter proceeded to trial and, on May 14, 2009, Appleton received a favorable jury verdict. The defendant filed post-trial motions in response to the verdict. On August 11, 2009, an Outagamie County, Wisconsin judge denied the defendant’s post-trial motions seeking to overturn the jury’s verdict and granted Appleton’s motion to enter judgment in favor of Appleton in the amount of $29.1 million plus 12% interest annually beginning as of January 9, 2009. The defendant has appealed the final judgment. The case will be reviewed by the Wisconsin Court of Appeals, which will determine whether the judgment should stand. Due to the appeal, no gain has been recorded, though ultimate resolution of the litigation could have a material effect on Appleton’s financial results.

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

Other than the Lower Fox River matter described in “Item 1. Business – Environmental,” and assuming Appleton’s expectations regarding defending such demands, claims, suits or other legal or regulatory proceedings prove accurate, Appleton does not believe that any pending or threatened demands, claims, suits or other legal or regulatory proceedings will have, individually or in the aggregate, a materially adverse effect on its business, financial condition and results of operations or cash flows.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the common stock of PDC or Appleton. All of the outstanding shares of PDC are owned of record by the KSOP, in which there are approximately 1,810 active participants who were invested in the Company’s Stock Fund as of January 2, 2010. All of the outstanding shares of Appleton are owned of record by PDC.

No dividends have been declared on the common stock of PDC or Appleton in the last two years and neither of these entities currently anticipates paying dividends in the foreseeable future. Each of these entities is and has been restricted from declaring dividends and repurchasing common stock pursuant to provisions contained in the Company’s indebtedness agreements. For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Outstanding Indebtedness – 2009” and Notes 10 and 25 of Notes to Consolidated Financial Statements.

During the year ended January 2, 2010, PDC sold approximately 265,330 shares of its common stock to the ESOP. The ESOP acquired the shares with payroll deferrals, rollovers and employee loan payments made to the ESOP during the period from December 20, 2008, to December 31, 2009, by employees of Appleton who are participants in the KSOP as well as interest received by the trust. The aggregate sales price was $4.1 million. There were no underwriters used and no underwriting discounts or commissions paid. The offer and sale of the shares was made pursuant to Rule 701 under the Securities Act of 1933, as amended. The Company’s matching contributions over this same period resulted in an additional 257,272 shares of redeemable common stock. As a result of hardship withdrawals, diversification elections, employee terminations and employee loan requests, 1,069,397 shares of PDC redeemable common stock were repurchased during 2009 at an aggregate price of $21.2 million.

Item 6.	Selected Financial Data

The following tables set forth selected historical consolidated financial data for Paperweight Development and Appleton as of and for each of the five years in the five-year period ended January 2, 2010. The consolidated financial information shown below reflects Bemrose as a discontinued operation for all periods presented through its sale in 2008. The historical consolidated financial data for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, were derived from the consolidated financial statements included elsewhere in this report, which have been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as indicated in its report included in "Item 8. Financial Statements and Supplementary Data." The remaining historical financial data presented below were derived from the audited consolidated financial statements not included in this report. The historical consolidated financial data presented in this report are not necessarily indicative of the financial position or results of operations for any future period. The financial and other operating data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and related notes included elsewhere in this report.

	2009	2008	2007	2006	2005

	(in thousands)
Statement of Operations Data:
Net sales	$862,140	$967,169	$965,094	$973,655	$934,266
Cost of sales	684,261	780,440	733,738	732,603	703,796
Gross profit	177,879	186,729	231,356	241,052	230,470
Selling, general and administrative expenses	139,563	169,622	179,129	179,671	177,220
Goodwill impairment	6,341	39,645	-	-	-
Restructuring and other charges (1)	-	2,578	1,445	2,161	7,405

Operating income (loss)	31,975	(25,116)	50,782	59,220	45,845

Interest expense	51,291	54,267	48,351	48,978	49,298
Debt extinguishment (income) expense, net	(42,602)	(11,598)	1,572	208	38
Interest income	(402)	(1,071)	(2,476)	(903)	(638)
Litigation settlement, net	-	(22,274)	-	-	-
Other (income) expense	(1,778)	6,061	(1,112)	(513)	902

Income (loss) from continuing operations
before income taxes	25,466	(50,501)	4,447	11,450	(3,755)

Provision (benefit) for income taxes	334	(268)	253	633	548

Income (loss) from continuing operations	25,132	(50,233)	4,194	10,817	(4,303)

Discontinued operations
(Loss) income from discontinued operations, net of income taxes	-	(47,149)	(10,501)	528	1,289
Net income (loss)	$25,132	$(97,382)	$(6,307)	$11,345	$(3,014)

Other Financial Data:
Depreciation and amortization(2)	$62,034	$99,041	$63,809	$69,195	$73,067
Capital expenditures(2)	24,556	98,843	53,627	32,391	27,199
Balance Sheet Data (at end of period):
Working capital	$113,802	$116,738	$141,139	$142,065	$145,809
Total assets	797,980	929,921	1,103,408	1,016,123	1,024,934
Total debt	550,716	605,364	544,174	531,293	574,011
Redeemable common stock	122,087	147,874	182,040	190,466	185,292
Accumulated deficit	(121,764)	(159,650)	(80,086)	(67,885)	(61,982)

(1)
Appleton has continued to assess its staffing requirements for its headquarters operations and for its plants and mills. Reductions occurred throughout years 2005 through 2008. Due to the continued decline in Appleton’s carbonless business, as well as the global economic downturn, additional nonrestructuring headcount reductions were taken during 2009. See Note 5 of Notes to Consolidated Financial Statements.

(2)   Amounts exclude information related to the discontinued operation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless stated to the contrary or the context requires otherwise, all references to “Paperweight Development,” “PDC” or “company” refer to Paperweight Development Corp. and its subsidiaries and predecessors. Appleton Papers Inc. is a 100%-owned subsidiary of Paperweight Development, which is referred to as “Appleton” in this report.

Overview

This discussion summarizes significant factors affecting the consolidated operating results, financial position and liquidity of PDC and Appleton for the three-year period ended January 2, 2010. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Appleton creates product solutions for customers and end users through its development and use of coating formulations and applications as well as encapsulation, security and packaging technologies. Appleton has four reportable segments: coated solutions, thermal papers, security papers and performance packaging.

On February 8, 2010, Appleton completed a voluntary refinancing of its debt to extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility. The refinancing included the sale of $305.0 million of 10.5% senior secured notes due June 2015 and a new five-year, asset-backed $100 million revolving credit facility. Proceeds from the sale of the senior secured notes, less expenses and discounts, were $292.2 million. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. Borrowings under the new revolving credit facility will be limited to the sum of (a) 85% of the net amount of eligible accounts receivable and (b) the lesser of (i) 70% of the net amount of eligible raw materials and finished goods inventory or (ii) 85% of the net orderly liquidation value of such inventory. The Company’s borrowings under the revolving credit facility will initially bear interest at the Company’s option at either base rate plus 3.00% or LIBOR plus 4.00% per annum. Initial borrowing totaled $20.6 million. A majority of the proceeds from this refinancing transaction were used to repay, and thus terminate, the senior secured credit facilities which included senior secured variable rate notes payable of $211.2 million, plus interest, and the revolving credit facility of $97.1 million, plus interest. Remaining proceeds were used to pay related fees and expenses of the transaction. For further information, see the Cash Flows from Financing Activities in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 10 of Notes to Consolidated Financial Statements.

During second quarter 2009, Appleton committed to a formal plan to sell C&H Packaging Company, Inc. (“C&H”). C&H, located in Merrill, Wisconsin, was acquired in 2003 and prints and converts flexible plastic packaging materials for companies in food processing, household and industrial products industries. Strategically, the sale of C&H will eliminate selling channel conflicts. The assets and liabilities of C&H were reclassed to be reported as held for sale for the year ended January 3, 2009. As of the end of second quarter 2009, depreciation and amortization expense was suspended, resulting in a $0.5 million reduction in expense. On December 18, 2009, Appleton completed the sale of C&H to The Interflex Group, Inc. receiving $16.9 million of cash and a receivable for $0.2 million relating to a working capital adjustment. This receivable was paid in full in February 2010. As a result of the sale, a $0.8 million gain has been recorded as a reduction to selling, general and administrative expenses. Prior to the sale, C&H was included within the performance packaging business segment.

Late in 2007, Appleton committed to a formal plan to sell Bemrose Group Limited (“Bemrose”), its secure and specialized print services business based in Derby, England. At the time of its acquisition in December 2003, Bemrose was expected to provide Appleton with a new product entry in the U.K. security print market, with opportunities to expand into the U.S. market. After conducting a strategic review in the fourth quarter of 2007, Appleton decided to focus its attention and expand its leadership positions in its core businesses. On August 1, 2008, Appleton completed the sale of Bemrose. The operating results of Bemrose for the years ended January 3, 2009 and December 29, 2007, have been reclassified and are reported separately as discontinued operations.

On August 1, 2008, Appleton completed the sale of Bemrose receiving £2.0 million ($3.9 million) of cash and £3.2 million ($6.4 million) of notes receivable to be settled within 75 and 180 days after closing. The first tranche of notes receivable was paid in November 2008, however, due to continuing difficult business conditions in Bemrose markets, Appleton established a £1.0 million ($1.5 million) reserve against the £2.0 million ($3.0 million) remaining principal and interest due at year-end 2008. During second quarter 2009, Appleton and Bemrose negotiated an amendment to the original sales agreement related to the second tranche of the note receivable. Bemrose agreed to pay Appleton £1.5 million ($2.5 million). In return, Appleton agreed to release Bemrose from the remaining £0.5 million ($0.8 million). During July 2009, £1.0 million ($1.6 million) was received from Bemrose. These renegotiated terms resulted in a partial recovery of the reserve established at year-end 2008 and the recording of a £0.5 million ($0.8 million) gain during second quarter 2009. This gain is included in other (income) loss from continuing operations in the Consolidated Statement of Operations for the year ended January 2, 2010. During December 2009, £0.5 million ($0.9 million) was received from Bemrose as final payment, including interest due, of this note. The expense related to the $1.5 million reserve established at year-end 2008 is included in other (income) loss from continuing operations in the Consolidated Statement of Operations for the year ended January 3, 2009.

Financial Highlights

Results for 2009 include the following:

•
Net sales totaled $862.1 million, a $105.1 million, or 10.9%, decrease from 2008 net sales. Net sales within the technical papers business decreased by $92.6 million as a result of reduced shipment volumes and aggressive price competition. Net sales within the performance packaging business decreased by $12.5 million as a result of weaker demand and lower selling prices to customers in response to lower resin prices.

•
During 2009, the Company registered with the Internal Revenue Service as an alternative fuel mixer for which it earned an alternative fuels tax credit of $17.7 million for alternative fuel usage throughout the year. These credits were recorded as a reduction to cost of sales. This tax credit expired on December 31, 2009.

•
During the challenging economic conditions of 2009, the Company pursued options to reduce spending and waste. The Company evaluated production output and took steps to reduce crewing levels and temporarily slow down or shut down production equipment. Beginning in second quarter 2009, all non-union employees in the Company were required to take two weeks of unpaid leave, or furlough, before the end of third quarter 2009. In addition, beginning in second quarter 2009, Appleton suspended the Company's matching contributions for deferrals by non-union employees into the 401(k) plan. The matching contributions were reinstated in October 2009. The matching contributions for deferrals by non-union employees into the Company stock fund remained intact.

•
In September 2009, the Company completed a voluntary debt-for-debt exchange transaction. This transaction exchanged $92.0 million of Appleton’s 8.125% senior notes payable due June 2011 and $110.3 million of 9.75% senior subordinated notes payable due June 2014 for a total of $158.2 million of newly issued 11.25% second lien notes payable due December 2015. In addition, $3.6 million of additional 11.25% notes were issued as in-kind consent fees to the noteholders agreeing to the exchange. In total, $161.8 million of 11.25% notes were issued as a result of this debt exchange. The transaction resulted in a debt reduction of $44.1 million as well as extended maturities for a majority of the notes payable.

•
In January 2009, the Company made market purchases of its senior subordinated notes totaling $7.5 million. As these notes were purchased at a price significantly less than face value, the Company recorded a $5.4 million net gain on these purchases.

•
Income from continuing operations was $25.1 million compared to a loss from continuing operations of $50.2 million in the prior year. The 2009 net income includes $17.7 million of alternative fuel tax credits received for alternative fuel usage. The 2009 income from continuing operations also includes a $42.6 million gain on debt extinguishment, of which, $37.4 million is a result of the voluntary debt-for-debt exchange transaction discussed above. Income from continuing operations for the year ended January 2, 2010, was reduced by a $6.3 million goodwill impairment charge within the performance packaging business due to the decreased future outlook and revised cash flows for this segment. The 2008 loss from continuing operations included a $39.6 million goodwill impairment charge within this same business. The 2008 loss also included a $9.4 million charge arising from the reclassification of other comprehensive loss, associated with the interest rate swaps, to interest expense, as well as $2.6 million of restructuring charges.

•
Appleton’s net income for the year ended January 2, 2010, of $25.1 million, represents an increase of $122.5 million over the $97.4 million net loss in 2008. The 2009 net income includes $17.7 million of alternative fuel tax credits received for alternative fuel usage. Net income also includes $42.6 million of net debt extinguishment income. A goodwill impairment charge within the performance packaging business reduced 2009 net income by $6.3 million. The 2008 net loss includes a $47.2 million loss from the discontinued operations of Appleton’s former subsidiary, Bemrose, prior to its sale in August 2008. The prior year net loss also includes impairment charges of $39.6 million within the performance packaging business. The 2008 loss included a $9.4 million charge arising from the reclassification of other comprehensive loss, associated with the interest rate swaps, to interest expense, as well as $2.6 million of restructuring charges.

Technical Papers

The coated solutions segment, which includes carbonless paper products, is the largest component of the technical papers business. Appleton believes the North American carbonless market has been in decline as a result of increased use by businesses of competing technologies that do not use impact printing to create images. Examples of such technologies include digital laser, inkjet and thermal printers, as well as electronic communications. Appleton believes that the North American carbonless paper market declined by approximately 5% to 15% annually from 2004 through 2009. Compared to historical levels, this decline is expected to accelerate slightly over the next five years and eventually stabilize. Appleton believes the worldwide carbonless market is also in decline, with demand declining at approximately 4% to 5% per year. Over the past few years, Appleton has developed and implemented growth strategies to offset the declining North American and foreign carbonless markets and the resulting impact on revenue and operating income. The coated solutions segment accounted for approximately 52% of total net sales in 2009.

The carbonless paper market is highly competitive. Appleton competes based on a number of factors, including price, product availability, quality and customer service. In addition to declining North American and foreign carbonless markets, the carbonless business continues to experience competitive pricing from foreign and domestic producers. Other domestic carbonless producers have continued their competitive pricing strategies in efforts to maintain or gain share. In addition, foreign competitors continue to sell into the North American carbonless market with low-price strategies. As a result of this increased pricing competition, Appleton has continued to experience pressure on selling prices for carbonless products. Nevertheless, market conditions permit Appleton to implement price increases from time to time.

In March 2009, the Mexican government began imposing tariffs on 90 U.S. products sold into Mexico, including carbonless paper. The tariff on carbonless paper had been 10%. Beginning January 1, 2010, all U.S. sales of carbonless paper into Mexico are assessed a 5% tariff. Though the tariff is paid by the customer, this automatically increases the price of carbonless paper by 5% which could open the door for non-U.S. competitors to enter the Mexican market with their carbonless products and take advantage of the ability to offer customers more favorable pricing. Appleton may need to adjust its carbonless pricing accordingly in reaction to competitive pressures from both customers seeking more favorable pricing and foreign producers of carbonless paper seeking market entry.

The market for thermal paper has grown with new applications being developed to benefit thermal technology. Based on its assessment, Appleton believes the thermal markets in North America fluctuated between negative 4% and a positive 9% and averaged nearly 3% for the period 2004 through 2009. Further, based on its assessment, Appleton believes the North American thermal markets will grow and that global markets will also continue to expand. In 2008, the Company completed an investment of approximately $125 million to expand the West Carrollton, Ohio mill to satisfy projected future demand for thermal products by domestic and international customers. The project included installation of a state-of-the-art coater to produce thermal papers and enhancements to one of the mill’s paper machines. Sales of thermal paper accounted for approximately 33% of total company net sales in 2009.

In September 2007, Appleton filed antidumping petitions against imports of certain lightweight thermal paper (“LWTP”) from China, Germany and Korea and a countervailing duty petition against such imports from China. On September 26, 2008, the U.S Department of Commerce (“Department”) issued its final determination, affirming that certain Chinese producers and exporters of LWTP sold the product in the U.S. at prices below fair value, imposing final duties of 19.77% to 115.29% on those imports. The Department also affirmed that German producers and exporters of LWTP sold the product in the U.S. at prices below fair value and imposed final duties on those imports of 6.5%. In addition, the Department announced its final determination concerning the imposition of countervailing duties on imports of LWTP from China to offset the subsidies that Chinese producers receive from the Chinese government. For all but one Chinese producer, the Department imposed duties of between 13.17% and 137.25%. Between the countervailing and anti-dumping duties, the Department imposed total duties of 19.77% to 252.54% on imports of LWTP from China. On October 30, 2008, the U.S. International Trade Commission (“ITC”) made a final determination that there is a reasonable indication that the U.S. industry producing certain LWTP is threatened with material injury due to unfairly traded imports from China and Germany. As a result, the final duties went into effect in November 2008. These duties do not have a direct impact on Appleton’s net income. A German manufacturer filed an appeal of the ITC determination to the U.S. Court of International Trade, and the appeal was decided in favor of Appleton in November 2009. In December 2009, the German manufacturer filed a notice of its intent to further appeal the matter to the U.S. Court of Appeals for the Federal Circuit. In addition, Appleton and the German manufacturer have each filed a request for administrative review with the Department, seeking to modify the amount of the duties based on the market practices during the 12-month period following implementation of the final duties. Duties remain in place during the pending appeal and administrative review. In the event the appeal or the administrative review is successful, certain of the duties could be reduced, increased or eliminated.

Performance Packaging

The performance packaging segment produces high-quality single and multilayer polyethylene films for packaging applications. Appleton’s packaging operations also convert film products into vacuum pouches that are then sold to packing operations. Film products are sold to film converters and packaging producers who serve the food, personal care, medical, household and industrial products industries. This segment accounted for approximately 12% of total company net sales in 2009.

Comparison of 2009 and 2008

	For the Year Ended
	January 2, 2010	January 3, 2009	% Chg
	(dollars in millions)

Net sales	$862.1	$967.2	-10.9%
Cost of sales	684.2	780.5	-12.3%
Gross profit	177.9	186.7	-4.7%

Selling, general and administrative expenses	139.6	169.6	-17.7%
Goodwill impairment	6.3	39.6	-84.1%
Restructuring and other charges	-	2.6	-100.0%

Operating income (loss)	32.0	(25.1)	227.5%

Interest expense, net	50.9	53.2	-4.3%
Debt extinguishment income, net	(42.6)	(11.6)	267.2%
Other non-operating income, net	(1.8)	(16.2)	-88.9%

Income (loss) from continuing operations before income taxes	25.5	(50.5)	150.5%
Provision (benefit) for income taxes	0.4	(0.3)	233.3%

Income (loss) from continuing operations	25.1	(50.2)	150.0%

Loss from discontinued operations, net of income taxes	-	(47.2)	-100.0%

Net income (loss)	$25.1	$(97.4)	125.8%

Comparisons as a % of net sales
Cost of sales	79.4%	80.7%	-1.3%
Gross margin	20.6%	19.3%	1.3%
Selling, general and administrative expenses	16.2%	17.5%	-1.3%
Operating margin	3.7%	-2.6%	6.3%
Income (loss) from continuing operations before income taxes	3.0%	-5.2%	8.2%
Income (loss) from continuing operations	2.9%	-5.2%	8.1%
Loss from discontinued operations, net of income taxes	-	-4.9%	4.9%
Net income (loss)	2.9%	-10.1%	13.0%

Net sales for 2009 were $862.1 million, decreasing $105.1 million, or 10.9%, compared to $967.2 million of net sales in 2008. As explained more fully below, technical papers net sales decreased $92.6 million from year-earlier levels while net sales in the performance packaging segment decreased $12.5 million compared to 2008.

The $17.7 million of alternative fuel tax credits received for alternative fuel usage were recorded in cost of sales and accounted for an increase in gross margin of 2.0 percentage points. This more than offset the otherwise 0.7 percentage point decrease in 2009 gross margin as compared to 2008. The positive impact of cost reduction, raw material deflation and a reduction in start-up costs associated with the West Carrollton, Ohio expansion were offset by a decrease in gross margin due to reduced shipment volumes, unfavorable pricing and mix and the negative impact of manufacturing slowdowns and shutdowns to balance production with customer demand.

Selling, general and administrative expenses decreased $30.0 million or 17.7% during 2009. As a percentage of net sales, SG&A decreased 1.3 percentage points. A reduction in distribution costs accounted for $14.8 million of the decrease. The $0.8 million gain on the sale of C&H was also recorded within selling, general and administrative expenses. The remaining decrease was largely the result of a $7.8 million year-on-year reduction in salaries expense due to realizing the cost reduction benefit of the 2008 workforce reduction and the 2009 directive that all salaried employees were required to take two weeks of furlough during the second and third quarters of 2009. Fees paid for legal, consulting and other professional services were $6.2 million lower in 2009 due to fewer legal services required in connection to the anti-dumping case as well as company-wide efforts to reduce expenditures for professional services. Travel and entertainment expenses were also $1.3 million lower in 2009 than in the prior year. These items offset the $6.2 million increase in incentive compensation in 2009 as compared to 2008. This was made up of $3.5 million of bonus expense recorded in 2009 and a $2.7 million recovery of expense, recorded in 2008, for deferred compensation, which is valued based on the share price of PDC redeemable common stock, and was reduced as the share price declined.

The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. During fourth quarter 2009, Appleton performed its annual goodwill impairment analysis on the films reporting unit, which is the only reporting unit, of the performance packaging business. In accordance with ASC 350, a Step One analysis was done to compare the fair value of the reporting unit to the carrying value. In Step One, the fair value of the reporting unit was estimated using a weighting of the “market” and “income” valuation approach. The “income” valuation approach estimates the enterprise value using a net present value model, which discounts projected free cash flows of the business at a computed weighted average cost of capital as the discount rate. The “market” valuation approach is based on the market multiple of guideline companies. If as a result of performing Step One, the carrying value of the reporting unit exceeded the fair value, Step Two is performed to allocate the fair value of the business to all assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit, as determined in the first step of the goodwill impairment test, was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit, over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The carrying value of the performance packaging goodwill exceeded the implied fair value of the goodwill and therefore, an impairment loss was recognized to the extent of the excess of $6.3 million in the fourth quarter of 2009. Due to revised future cash flow projections, the impairment calculation done at year-end 2009 utilized an EBITDA margin of approximately 11% compared to an EBITDA margin of approximately 14% at year-end 2008. The 11.5% discount rate used in the 2009 calculation was 1% lower than the discount rate used in the prior year calculation. Different assumptions or reduced future cash flow estimates could change the estimated fair value, and therefore, impairment charges could be required in the future. As of January 2, 2010, goodwill within the performance packaging business is $2.9 million.

During third quarter 2008, an impairment analysis was performed on the performance packaging business due to the depressed economic future outlook and revised future cash flow projections. As a result of this impairment analysis, a $17.7 million goodwill impairment charge was recorded. As was done during fourth quarter 2009 and explained above, Appleton performed its annual goodwill impairment analysis on the performance packaging business during fourth quarter 2008. In accordance with ASC 350, a Step One analysis was done to compare the fair value of the reporting unit to the carrying value. Having failed Step One, Step Two was performed to allocate the fair value of the business to all assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit, as determined in the first step of the goodwill impairment test, was the price paid to acquire the reporting unit. The carrying value of the performance packaging goodwill exceeded the implied fair value of the goodwill and therefore, an impairment loss was recognized to the extent of the excess of $21.9 million in the fourth quarter of 2008. Total impairment loss recorded for 2008 was $39.6 million.

Though 2009 net interest expense decreased by $2.3 million from 2008, 2008 net interest expense included a $9.4 million charge arising from the reclassification of other comprehensive loss, associated with interest rate swaps deemed to be ineffective, to interest expense. Disregarding this $9.4 million of additional interest expense recorded during 2008, 2009 net interest expense increased by $7.1 million as a result of increased utilization of the revolving credit facility and increased interest rates due to the March 2009 refinancing of the Company’s senior secured credit facility and secured financing (see “—Description of Outstanding Indebtedness – 2009” below).

Appleton recorded net debt extinguishment income of $42.6 million during 2009. In September 2009, the Company completed a voluntary debt-for-debt exchange transaction. This transaction exchanged $92.0 million of Appleton’s 8.125% senior notes payable due June 2011 and $110.3 million of 9.75% senior subordinated notes payable due June 2014 for $158.2 million of newly issued 11.25% second lien notes payable due December 2015. In addition, $3.6 million of additional 11.25% notes were issued as in-kind consent fees to the lenders agreeing to the exchange. In total, $161.8 million of 11.25% notes were issued as a result of this debt exchange. The transaction resulted in a debt reduction of $44.1 million as well as extended maturities for a majority the notes payable. Net of fees and the writeoff of previously-capitalized deferred debt issuance costs, the gain on this transaction was $37.4 million. In January 2009, the Company made market purchases of its senior subordinated notes totaling $7.5 million. As these notes were purchased at a price significantly less than face value, the Company recorded a $5.4 million net gain on these purchases. Appleton recorded net debt extinguishment income of $11.6 million during 2008 from purchases during the fourth quarter of $40.6 million, plus interest, of the 8.125% senior notes payable due June 15, 2011. These purchases were deeply discounted and resulted in the recorded gain.

Other non-operating income in 2008 of $16.2 million includes a $22.3 million litigation settlement gain, net of fees, as the result of prevailing in a lawsuit to recover previously incurred costs from an insurance carrier. This gain was partially offset by foreign currency losses of $4.6 million and $1.5 million of expense associated with recording a valuation reserve for the anticipated nonpayment of a note due from Bemrose.

Appleton recorded a provision for income taxes of $0.4 million in 2009, primarily for state and local income taxes. The Company has elected to be taxed as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result of these elections, Appleton expects to incur no future U.S. federal income tax liability and minimal state and local income tax liabilities. Appleton Papers Canada Ltd. is not eligible for treatment as a qualified subchapter S subsidiary.

As a result of the foregoing, the Company recorded a $25.1 million income from continuing operations compared to a loss from continuing operations of $50.2 million recorded in 2008.

During 2008, Appleton recorded a $47.2 million loss from discontinued operations. This was entirely related to the 2008 operations and sale of Bemrose and included impairment charges of $43.7 million.

For 2009, Appleton recorded a net income of $25.1 million, an increase of $122.5 million over the net loss of $97.4 million recorded for 2008.

Also during 2009, in accordance with ASC 360, “Property, Plant, and Equipment,” the Company performed its annual impairment review of other long-lived assets and determined no impairment charges were necessary.

Business Segment Discussion – 2009

Technical Papers

Technical Papers 2009 net sales of $762.3 million were $92.6 million lower than 2008 net sales. Technical Papers 2009 operating income of $45.7 million was $23.3 million higher than that of 2008. The year-on-year operating income variances were the result of the following (dollars in millions):

Unfavorable price and mix	$(42.7)
Lower shipment volumes	(12.2)
Mill curtailments to match customer demand	(9.0)
Deflation of raw material and utilities pricing	27.0
Alternative fuels tax credit	17.7
Favorable selling, general and administrative spending	16.9
Reduced manufacturing spending	11.3
Lower distribution costs	8.9
Reduced start-up costs related to the thermal coater at the West Carrollton, Ohio paper mill	5.4
$23.3

•
Coated solutions segment net sales totaled $444.2 million for 2009, a decrease of $96.4 million, or 17.8%, from prior year. Carbonless shipment volumes in 2009 were 16.5% lower than 2008 shipments. Volume shortfalls were recorded in all market channels. Pricing, product mix and market channel mix were also unfavorable and contributed to the net sales decline. Coated solutions operating income increased $16.1 million or 52.0% during 2009 to $47.0 million. The adverse impact of lower shipment volumes and unfavorable pricing and mix on 2009 operating margins was more than offset by manufacturing cost reductions, raw material deflation, lower distribution costs and favorable selling, general and administrative spending as well as $14.3 million of alternative fuels tax credit recorded as a reduction to cost of sales.

•
Thermal papers segment 2009 net sales of $281.2 million were slightly higher than 2008 net sales of $280.3 million. Despite a year-on-year increase in shipment volumes of 7.6%, aggressive price competition negatively impacted sales revenues. During 2009, the thermal papers segment recorded an operating loss of $10.5 million compared to a 2008 operating loss of $11.9 million. Operating margins were adversely affected by unfavorable pricing and unfavorable mix which offset manufacturing cost reductions, raw material deflation, lower distribution costs and favorable selling, general and administrative spending. By comparison, 2008 margins were impacted by $14.1 million of start-up costs associated with the expansion project at the West Carrollton, Ohio paper mill whereas 2009 start-up and optimization costs approximated $8.7 million.

•
Security papers segment net sales for 2009 totaled $36.9 million which was an increase of $2.9 million or 8.6% over 2008 security net sales. Year-on-year, 2009 shipment volumes increased 9.5%. Security papers segment 2009 operating income of $9.2 million increased $5.8 million or approximately 172% when compared to the prior year. This was largely the result of increased shipment volumes, manufacturing cost reductions, raw material deflation, lower distribution costs and favorable selling, general and administrative spending as well as $3.4 million of alternative fuels tax credits recorded as a reduction to cost of sales.

Performance Packaging
•
Performance packaging segment net sales totaled $99.8 million for 2009, a decrease of $12.5 million, or 11.1%, over prior year levels. The decrease in revenue was largely due to weaker demand and lower selling prices to the customer in response to lower resin prices.

During 2009, performance packaging reported an operating loss of $2.0 million compared to a 2008 operating loss of $34.3 million. 2009 operating results include a $6.3 million goodwill impairment charge. As of January 2, 2010, goodwill within the performance packaging business is $2.9 million.

During third quarter 2008, an impairment analysis was performed on the performance packaging business due to the depressed economic future outlook and revised future cash flow projections. As a result of this impairment analysis, a $17.7 million goodwill impairment charge was recorded. During fourth quarter 2008, the Company performed its annual impairment analysis and recorded an additional impairment charge of $21.9 million. Total impairment loss recorded for 2008 was $39.6 million.

Unallocated Corporate Charges and Business Development Costs

•	Unallocated corporate charges and business development costs of $11.7 million decreased by $1.5 million during 2009 when compared to 2008. This includes the $0.8 million gain on the sale of C&H.

Effects of Inflation. Costs for certain raw materials, including base stock, chemicals and pulp, as well as costs for natural gas, oil and electricity generally have been subject to price changes and can have material effects on the business, financial condition and results of operations. Costs for certain raw materials and energy decreased during 2009 and could increase or, continue to decrease, in response to changes in demand. Costs for certain raw materials and energy increased during 2008 compared to 2007. Appleton historically has been able to use price increases to recoup a portion of raw material cost increases, but relies on cost-cutting measures and productivity and efficiency gains to offset the remaining portion of cost increases. While Appleton expects that any significant increase in raw materials or energy costs will be offset by price increases and/or by cost containment, productivity and efficiency initiatives, profitability could be adversely affected if Appleton is unable to pass on or mitigate any future cost increases.

Comparison of 2008 and 2007

	For the Year Ended
	January 3, 2009	December 29, 2007	% Chg
	(dollars in millions)

Net sales	$967.2	$965.1	0.2%
Cost of sales	780.5	733.7	6.4%
Gross profit	186.7	231.4	-19.3%

Selling, general and administrative expenses	169.6	179.2	-5.4%
Goodwill impairment	39.6	-	nm
Restructuring and other charges	2.6	1.4	85.7%

Operating (loss) income	(25.1)	50.8	-149.4%

Interest expense, net	53.2	45.8	16.2%
Debt extinguishment (income) expense, net	(11.6)	1.6)	nm
Other non-operating income, net	(16.2)	(1.1	nm

(Loss) income from continuing operations before income taxes	(50.5)	4.5	nm
(Benefit) provision for income taxes	(0.3)	0.3	-200.0%

(Loss) income from continuing operations	(50.2)	4.2	nm

Loss from discontinued operations, net of income taxes	(47.2)	(10.5)	-349.5%

Net loss	$(97.4)	$(6.3)	nm

Comparisons as a % of net sales
Cost of sales	80.7%	76.0%	4.7%
Gross margin	19.3%	24.0%	-4.7%
Selling, general and administrative expenses	17.5%	18.6%	-1.1%
Operating margin	-2.6%	5.3%	-7.9%
(Loss) income from continuing operations before income taxes	-5.2%	0.5%	-5.7%
(Loss) income from continuing operations	-5.2%	0.4%	-5.6%
Loss from discontinued operations, net of income taxes	-4.9%	-1.1%	-3.8%
Net loss	-10.1%	-0.7%	-9.4%

nm = not meaningful

Net sales for 2008 were $967.2 million, increasing $2.1 million, or 0.2%, compared to $965.1 million for 2007. As explained more fully below, technical papers net sales decreased $8.3 million from year-earlier levels while net sales in the performance packaging segment increased by $10.4 million from 2007.

Gross margin in 2008 declined 4.7 percentage points to 19.3%. Lower technical papers volumes, higher raw material and utility costs and $14.1 million of start-up costs associated with the West Carrollton, Ohio expansion contributed to lower overall margins. This offset the positive effects of price and productivity improvements. Due to a dramatic drop in resin prices during fourth quarter 2008, performance packaging recorded a $1.0 million lower of cost or market charge.

Selling, general and administrative expenses decreased $9.6 million or 5.4% during 2008. As a percentage of net sales, SG&A decreased 1.1 percentage points. Within selling, general and administrative expenses, 2008 incentive accruals were reduced due to unfavorable operating performance and pension expense was less due to the positive impact of plan amendments and updated discount rates. Pension expense for 2007 also included a $0.4 million curtailment charge. These were partially offset by increased legal fees associated with the antidumping petitions. Included in 2007 are fees of $1.9 million associated with an income tax recovery received during 2007.

The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. During third quarter 2008, an impairment analysis was performed on the performance packaging business due to the depressed economic future outlook and revised future cash flow projections. As a result of this impairment analysis, a $17.7 million goodwill impairment charge was recorded. Appleton performed its annual goodwill impairment analysis during fourth quarter 2008. In accordance with ASC 350, a Step One analysis was done to compare the fair value of the reporting unit to the carrying value. In Step One, the fair value of the reporting unit was estimated using a weighting of the “market” and “income” valuation approach. The “income” valuation approach estimates the enterprise value using a net present value model, which discounts projected free cash flows of the business at a computed weighted average cost of capital as the discount rate. The “market” approach is based on the market multiple of guideline companies. As a result of performing Step One, the carrying value of the reporting unit exceeded the fair value. Having failed Step One, Step Two was performed to allocate the fair value of the business to all assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit, as determined in the first step of the goodwill impairment test, was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit, over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The carrying value of the performance packaging goodwill exceeded the implied fair value of the goodwill and therefore, an impairment loss was recognized to the extent of the excess of $21.9 million in the fourth quarter of 2008. Total impairment loss recorded for the year is $39.6 million. Different assumptions or reduced future cash flow estimates could change the estimated fair value, and therefore, impairment charges could be required in the future.

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

Appleton recorded net debt extinguishment income of $11.6 million during 2008 from purchases during the fourth quarter of $40.6 million, plus interest, of the 8.125% senior notes payable due June 15, 2011. These purchases were deeply discounted and resulted in the recorded gain. Appleton recorded $1.6 million of debt extinguishment expense during 2007 largely due to the refinancing of the senior credit facility.

Other non-operating income in 2008 increased $15.1 million to $16.2 million. During first quarter 2008, Appleton recorded a $22.3 million litigation settlement gain, net of fees, as the result of prevailing in a lawsuit to recover previously incurred costs from an insurance carrier. This gain was partially offset by foreign currency losses of $4.6 million and a £1.0 million ($1.5 million) reserve against the $3.0 million remaining principal and interest due from Bemrose Group Ltd as proceeds from Appleton’s August 1, 2008 sale of Bemrose.

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

As a result of the foregoing, the Company recorded a $50.2 million loss from continuing operations compared to income from continuing operations of $4.2 million recorded in 2007.

Appleton recorded a $47.2 million loss from discontinued operations. This was entirely related to the 2008 operations and sale of Bemrose and included impairment charges of $43.7 million. The 2007 loss from discontinued operations was $10.5 million which included impairment charges of $8.0 million and the establishment of a tax valuation allowance resulting in a net tax provision of $1.0 million.

For 2008, Appleton recorded a net loss of $97.4 million, an increase of $91.1 million over the net loss of $6.3 million recorded for 2007. This increased loss is due to lower income from continuing operations and the loss from discontinued operations in 2008.

Business Segment Discussion – 2008

Technical Papers

•
Coated solutions segment net sales totaled $540.6 million for 2008, a decrease of $33.2 million, or 5.8%, from prior year. Carbonless shipment volumes in 2008 were 9.7% lower than 2007 shipments. The adverse impact of lower shipment volumes and unfavorable mix was partially offset by favorable pricing when compared to 2007. Coated solutions operating income decreased $21.5 million or 41.0% to $30.9 million for 2008 as the favorable impacts of improved pricing, manufacturing gains and lower selling, general and administrative expenses were offset by the negative impacts of lower volumes, unfavorable mix, higher raw material and utility costs and higher distribution costs.

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

Performance Packaging

•
Performance packaging segment net sales totaled $112.3 million for 2008, an increase of $10.4 million, or 10.2%, over prior year levels. Net sales in 2008 were positively impacted by improved pricing and favorable mix. Performance packaging segment 2008 operating income decreased $40.5 million to a loss of $34.3 million. Operating results include a $39.6 million goodwill impairment charge. The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. During third quarter 2008, an impairment analysis was performed on the performance packaging business due to the depressed economic future outlook and revised future cash flow projections. As a result of this impairment analysis, a $17.7 million goodwill impairment charge was recorded. Appleton performed its annual goodwill impairment analysis during fourth quarter 2008. In accordance with ASC 350, a Step One analysis was done to compare the fair value of the reporting unit to the carrying value. In Step One, the fair value of the reporting unit was estimated using a weighting of the “market” and “income” valuation approach. The “income” valuation approach estimates the enterprise value using a net present value model, which discounts projected free cash flows of the business at a computed weighted average cost of capital as the discount rate. The “market” approach is based on the market multiple of guideline companies. As a result of performing Step One, the carrying value of the reporting unit exceeded the fair value. Having failed Step One, Step Two was performed to allocate the fair value of the business to all assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit, as determined in the first step of the goodwill impairment test, was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit, over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The carrying value of the performance packaging goodwill exceeded the implied fair value of the goodwill and therefore, an impairment loss was recognized to the extent of the excess of $21.9 million in the fourth quarter of 2008. Different assumptions or reduced future cash flow estimates could change the estimated fair value, and therefore, impairment charges could be required in the future.

Unallocated Corporate Charges and Business Development Costs

•
Unallocated corporate charges and business development costs decreased $5.3 million in 2008 compared to 2007. Charges in 2007 included $1.9 million of consulting fee expense incurred in connection with income tax refunds obtained during 2007 for the 2000 and 2001 tax periods. Reduced employee incentive payments and reduced bad debt expense during 2008 also contributed to the year-on-year decrease in costs.

Liquidity and Capital Resources

Overview. Appleton’s primary sources of liquidity and capital resources are cash provided by operations and available borrowings under its revolving credit facility. Appleton generally expects that cash on hand, internally generated cash flow and available credit from its revolving credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At January 2, 2010, Appleton had $10.0 million of cash and approximately $40.5 million of unused borrowing capacity under its revolving credit facility and was in compliance with all of its debt covenants.

On February 8, 2010, Appleton completed a voluntary refinancing of its debt to extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility. The refinancing included the sale of $305.0 million of 10.5% senior secured notes due June 2015 and a new five-year, asset-backed $100 million revolving credit facility. Proceeds from the sale of the senior secured notes, less expenses and discounts, were $292.2 million. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. Borrowings under the new revolving credit facility will be limited to the sum of (a) 85% of the net amount of eligible accounts receivable and (b) the lesser of (i) 70% of the net amount of eligible raw materials and finished goods inventory or (ii) 85% of the net orderly liquidation value of such inventory. The Company’s borrowings under the revolving credit facility will initially bear interest at the Company’s option at either base rate plus 3.00% or LIBOR plus 4.00% per annum. Initial borrowing totaled $20.6 million. A majority of the proceeds from this refinancing transaction were used to repay, and thus terminate, the senior secured credit facilities which included senior secured variable rate notes payable of $211.2 million, plus interest, and the revolving credit facility of $97.1 million, plus interest. Remaining proceeds were used to pay related fees and expenses of the transaction. For further information, see Cash Flows from Financing Activities as well as Note 10 of Notes to Consolidated Financial Statements.

Appleton’s ability to comply with the financial covenants in the future depends on further debt reduction and achieving forecasted operating results. However, with the volatility being experienced in the current economic environment, it can be difficult to predict the ultimate impact of current economic trends on the Company’s future operating results. Given the uncertain global economies, continued constraints in the credit markets and other market uncertainties, there are various scenarios, including a reduction from forecasted operating results, under which Appleton could violate its financial covenants. Appleton’s failure to comply with such covenants or an assessment that it is likely to fail to comply with such covenants, could also lead Appleton to seek amendments to or waivers of the financial covenants. No assurances can be provided that Appleton would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

Cash Flows from Operating Activities. Net cash provided by operating activities for 2009 was $61.2 million compared to $1.8 million net cash provided by operating activities in 2008. The net income, adjusted for non-cash charges, provided $56.9 million in operating cash for the period. Non-cash charges included $62.0 million in depreciation and amortization, $6.3 million of goodwill impairment charges, $4.0 million of non-cash employer matching contributions to the KSOP, $1.0 million of foreign exchange gain, $0.8 million of gain on the sale of C&H and $3.9 million of other non-cash charges. A $42.6 million net gain on debt extinguishment, which is discussed below in Cash Flows from Financing Activities, was also recorded during 2009. The change in working capital provided $15.8 million of cash largely due to a $14.5 million increase in accounts payable and accrued liabilities. This $14.5 million increase in accounts payable and accrued liabilities is attributable to a $9.4 million increase in the current portion of the Fox River Liabilities as well as a $5.5 million increase in accrued compensation for incentive compensation. A net $11.5 million of other uses was also recorded during 2009 which included a net change to the pension reserve of $5.5 million as the result of a $10.0 million contribution made to the pension fund during 2009 for the 2008 plan year.

Net cash provided by operating activities for 2008 was $1.8 million compared to $91.5 million net cash provided by operating activities in 2007. The net loss, adjusted for non-cash items, provided $57.7 million in operating cash for the period. Non-cash charges included $55.0 million of depreciation, $4.4 million of amortization, $83.4 million of impairment charges, $9.4 million of charges arising from the reclassification of other comprehensive loss associated with the interest rate swaps to interest expense, $5.8 million of non-cash employer matching contributions to the KSOP, $4.9 million of foreign exchange losses and $3.8 million of other non-cash charges. An $11.6 million net gain on debt extinguishment, which is discussed below in Cash Flows from Financing Activities, was also recorded during 2008.

Uses of cash included a $22.5 million unfavorable change in working capital. Major components of the $22.5 million increase in working capital were a $44.9 million decrease in accounts payable and accrued liabilities and a $10.8 million increase in inventories offset by decreased accounts receivable of $30.5 million, decreased other current assets of $1.0 million and an increase in the restructuring reserve of $1.7 million. Reduced employee incentive payments, reduced customer purchase incentives and reduced spending associated with 2008 expense reduction efforts and production downtime taken in December 2008 resulted in the $44.9 million decrease in accounts payable and accrued liabilities. Inventories increased during the year in anticipation of a planned reduction of mill output during completion of the expansion project at the West Carrollton, Ohio paper mill coupled with reduced shipment volumes caused by overall economic conditions. Reduced shipment volumes during the last quarter of the year and aggressive collection efforts resulted in the $30.5 million decrease in accounts receivable. Cash flows from operating activities also included $25.0 million of payments made against Appleton’s $25.0 million Fox River Liability.

Net cash provided by operating activities for 2007 was $91.5 million. The net loss, adjusted for non-cash items, provided $84.1 million in operating cash while a decrease in working capital provided another $14.4 million of operating cash flow for the period. Non-cash charges included $62.7 million of depreciation, $7.6 million of amortization, $8.0 million of impairment charges, $2.5 million of amortization of financing fees, $6.7 million in employer matching contributions for purchases of PDC common stock, $2.4 million of losses on equipment disposals, $1.2 million of foreign exchange gains and $1.7 million of other non-cash charges. Uses of cash included a $6.0 million reduction in accrued pension and $1.0 million of other cash uses.

The $14.4 million decrease in working capital was driven by a $6.4 million increase in accounts payable and other accrued liabilities, a $4.3 million decrease in inventories and a $7.1 million decrease in accounts receivable. These changes offset a $1.5 million increase in other current assets and a $1.9 million decrease in the restructuring reserve.

Cash Flows from Investing Activities. Net cash used by investing activities in 2009 totaled $7.6 million. During 2009, Appleton invested $24.5 million on capital projects. On December 18, 2009, Appleton completed the sale of C&H and received cash proceeds of $16.9 million.

Net cash used by investing activities in 2008 totaled $100.4 million. During 2008, Appleton invested $99.5 million on capital projects, of which, $84.3 million was invested in the expansion project at the West Carrollton, Ohio facility. The expansion project was funded through cash flows from operations, special financing provided by the State of Ohio and borrowings under Appleton’s revolving credit facility.

Net cash used by investing activities in 2007 totaled $61.8 million. Appleton invested $54.4 million in the expansion project at the West Carrollton, Ohio facility as well as in a number of individual capital projects during the year. Appleton also maintained $7.4 million of restricted cash for mill expansion associated with the expansion project. This restricted cash was disbursed, in its entirety, during 2008.

Cash Flows from Financing Activities. During 2009, net cash used by financing activities was $47.8 million. Appleton made mandatory debt repayments of $6.1 million, plus interest, on its senior secured variable rate notes payable, secured term note payable, State of Ohio loans and capital lease obligation. At the end of 2009, Appleton used the proceeds of the sale of C&H to make an $8.1 million payment on the senior secured variable rate notes payable and to reduce the outstanding balance of the revolving credit facility. During 2009, Appleton borrowed $254.2 million and repaid $249.7 million against its revolving credit facility, leaving an outstanding balance of $88.2 million. Approximately $16.3 million of the revolving credit facility was used to support outstanding letters of credit. At January 2, 2010 there was approximately $40.5 million of unused borrowing capacity under the revolving credit facility which, in accordance with the second amendment to the senior secured credit facilities, was permanently reduced to $145 million on December 31, 2009. Appleton also incurred $8.6 million of debt acquisition costs as a result of the March 2009 amendments to the senior secured credit facilities and the senior secured term note payable and the September 2009 debt-for-debt exchange.

Proceeds from the issuance of PDC redeemable common stock totaled $4.1 million. Payments to redeem PDC common stock were $21.2 million. During first quarter 2009, the Company made market purchases of $7.5 million face value of its senior subordinated notes for a cash outlay of $1.7 million. As these notes were purchased at a price significantly less than face value, the Company recorded a $5.4 million net gain on these purchases.

During second quarter 2009, the Company received the proceeds of the $3.0 million Ohio State Loan. During July 2007, Appleton had entered into a new $12.1 million Loan and Security Agreement with the Director of Development of the State of Ohio, consisting of a $9.1 million State Assistance Loan and a $3.0 million State Loan (together “the Ohio Loans”). The proceeds of the $9.1 million State Assistance Loan were received in 2007. All proceeds of these Ohio Loans were used to fund a portion of the costs of acquiring and installing paper coating and production equipment at the Company’s paper mill in West Carrollton, Ohio.

Cash overdrafts decreased $13.7 million during the year. Cash overdrafts represent short-term obligations, in excess of deposits on hand, that have not yet cleared through the banking system. Fluctuations in the balance are a function of period-end payment patterns and the speed with which payees deposit the checks.

Net cash provided by financing activities was $57.6 million in 2008. During 2008, Appleton borrowed $396.7 million and repaid $313.0 million under its revolving credit facility. During November 2008, Appleton entered into an additional senior secured borrowing consisting of a five-year, $22 million term note payable bearing interest at 12.5% per annum. Financing fees of $0.3 million were incurred and capitalized as deferred debt issuance costs to be amortized over the term of the loan. As of January 3, 2009, a $0.2 million mandatory debt repayment, plus interest, was made on this debt. Appleton made market purchases of senior notes totaling $40.6 million during the year for a cash outlay of $28.0 million. As these senior notes were purchased at prices less than face value, the Company recorded a $12.6 million gain on these purchases. Also as a result of these purchases, $1.0 million of deferred debt issuance costs were written off for a net gain of $11.6 million. During the year, Appleton made mandatory debt repayments of $2.8 million, plus interest, on its senior secured credit facilities. Proceeds from the issuance of PDC redeemable common stock totaled $6.4 million during 2008 while $27.9 million was used to redeem shares of the stock pursuant to employee requests to diversify their holdings in the ESOP and for distributions upon retirement or termination. Cash overdrafts increased $5.7 million in 2008.

Net cash used by financing activities in 2007 was $4.5 million. In June 2007, Appleton entered into a new $375 million senior secured credit facility consisting of a seven-year, $225 million term loan and a six-year, $150 million revolving credit facility. Funding proceeds from the new facility were applied to the $190.7 million of previous senior secured variable rate notes, plus interest of $1.9 million, as well as the $7.5 million outstanding amount borrowed against the previous $125 million line of credit, plus interest. As a result of this refinancing, $0.3 million of deferred debt issuance costs related to the previous senior credit facility were written off. Financing fees of $2.1 million were also incurred, of which, $0.9 million was recorded as expense in Appleton’s statement of operations and $1.2 million was capitalized as deferred debt issuance costs and will be amortized over the term of the new senior credit facility. During 2007, Appleton made a mandatory debt repayment of $0.5 million, plus interest, on this senior secured credit facility. Prior to the refinancing, Appleton also made a $4.4 million excess cash flow payment, plus interest, on this senior credit facility.

During 2007, Appleton borrowed $74.0 million and repaid $74.2 million under its revolving credit facility. Appleton made market purchases of senior notes totaling $17.6 million during the year for a cash outlay of $17.3 million. Appleton obtained $9.1 million in July 2007 from a financing arranged with the State of Ohio to fund a portion of the West Carrollton, Ohio mill expansion project. Appleton also retired the remaining $7.0 million of senior subordinated notes payable in December 2007. Proceeds from the issuance of PDC redeemable common stock totaled $7.7 million during 2007 while $28.6 million was used to redeem shares of the stock pursuant to employee requests to diversify their holdings in the ESOP and for distributions upon retirement or termination. Cash overdrafts increased $6.1 million in 2007.

Description of Outstanding Indebtedness. Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in millions):

	2009	2008
At January 2, 2010 the senior secured variable rate notes payable were at 6.625%, $0.5 million due quarterly with $204.2 due June 2013. At January 3, 2009 the notes were at approximately 4.5%, $0.6 million due quarterly with $209.8 due June 2014.	$211.2	$221.6

Secured term note payable at 14.25%, approximately $0.2 million due monthly with $6.8 million due December 2013. At January 3, 2009 the note was at 12.5%, approximately $0.2 million due monthly with $6.9 million due December 2013.	19.7	21.8

At January 2, 2010 the revolving credit facility was at approximately 6.7%. At January 3, 2009 the revolving credit facility was at approximately 4.0%.	88.2	83.7

Unsecured variable rate industrial development bonds, 0.6% average interest rate at January 2, 2010, $2.7 million due in 2013 and $6.0 million due in 2027	8.7	8.7

State of Ohio assistance loan at 6%, approximately $0.1 million due monthly and final payment due May 2017	8.0	8.8

State of Ohio loan at 1% until July 2011, then 3% until May 2019, approximately $30,000 due monthly and final payment due May 2019	2.8	-

Senior notes payable at 8.125%, due June 2011	17.5	109.5
Senior subordinated notes payable at 9.75%, due June 2014	32.2	150.0
Second lien notes payable at 11.25%, due December 2015	161.8	-
	550.1	604.1
Less obligations due within one year	(6.0)	(5.5)
	$544.1	$598.6

Description of Outstanding Indebtedness – 2010

On February 8, 2010, Appleton completed a voluntary refinancing of its debt to extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility. The refinancing included the sale of $305.0 million of 10.5% senior secured notes due June 2015 and a new five-year, asset-backed $100 million revolving credit facility. Proceeds from the sale of the senior secured notes, less expenses and discounts, were $292.2 million. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. It also contains an uncommitted accordion feature that allows the Company to increase the size of the revolving credit facility by up to $25 million if the Company can obtain commitments for the incremental amount. Borrowings under the new revolving credit facility will be limited to the sum of (a) 85% of the net amount of eligible accounts receivable and (b) the lesser of (i) 70% of the net amount of eligible raw materials and finished goods inventory or (ii) 85% of the net orderly liquidation value of such inventory. The Company’s borrowings under the revolving credit facility will initially bear interest at the Company’s option at either base rate plus 3.00% or LIBOR plus 4.00% per annum. Thereafter, the interest rate may be reduced (and subsequently may be increased up to the foregoing levels or reduced from time to time) based on measures of Appleton’s average monthly unused availability as defined in the revolving credit facility. Initial borrowing totaled $20.6 million. A majority of the proceeds from this refinancing transaction were used to repay, and thus terminate, the senior secured credit facilities which included senior secured variable rate notes payable of $211.2 million, plus interest, and the revolving credit facility of $97.1 million, plus interest. Remaining proceeds were used to pay related fees and expenses of the transaction. For further information, see Note 10 of Notes to Consolidated Financial Statements.

The 10.5% senior secured notes due June 2015 rank senior in right of payment to all existing and future subordinated indebtedness of Appleton and equally in right of payment with all existing and future senior indebtedness of Appleton. The notes are secured by security interests in substantially all of the property and assets of Appleton and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of Appleton’s restricted subsidiaries (other than excluded restricted subsidiaries) and the parent entity. Initially, in addition to Appleton, this includes PDC, American Plastics Company, Inc., New England Extrusion Inc. and Appleton Papers Canada Ltd.

The revolving credit facility is guaranteed by PDC, each of PDC’s existing and future 100%-owned domestic and Canadian subsidiaries and each other subsidiary of PDC that guarantees the 10.5% senior secured notes due June 2015 including American Plastics Company, Inc. and New England Extrusion Inc. Lenders hold a senior first priority interest in (i) substantially all of the accounts, inventory, general intangibles, cash deposit accounts, business interruption insurance, investment property (including, without limitation, all issued and outstanding capital stock of the Company and each revolver guarantor (other than PDC) and all interests in any domestic or Canadian partnership, joint venture or similar arrangement), instruments (including all collateral security thereof), documents, chattel paper and records of the Company and each revolver guarantor now owned or hereafter acquired (except for certain general intangibles, instruments, documents, chattel paper and records of the Company or any revolver guarantor, to the extent arising directly in connection with or otherwise directly relating to equipment, fixtures or owned real property), (ii) all other assets and properties of the Company and each revolver guarantor now owned or hereafter acquired, and (iii) all proceeds of the foregoing. Lenders also hold a junior first priority security interest in (i) substantially all equipment, fixtures and owned real property of the Company and each revolver guarantor now owned or hereafter acquired, (ii) in each case solely to the extent arising directly in connection with or otherwise directly related to any of the foregoing, certain general intangibles, instruments, documents, chattel paper and records of the Company and each revolver guarantor now owned or hereafter acquired, and (iii) all proceeds of the foregoing. This revolving credit facility contains affirmative and negative covenants customary for similar credit facilities, which among other things, require that the Company meet a minimum fixed charge coverage ratio under certain circumstances and restrict the Company’s ability and the ability of the Company’s subsidiaries, subject to certain exceptions, to incur liens, incur or guarantee additional indebtedness, make restricted payments, engage in transactions with affiliates and make investments.

Description of Outstanding Indebtedness – 2009

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

This transaction exchanged $92.0 million of 8.125% senior notes for $92.0 million of newly issued 11.25% second lien notes payable due December 2015. For accounting purposes, this was considered a debt modification. As part of this transaction, Appleton paid $1.2 million of fees to the bondholders which included $0.9 million of additional 11.25% second lien notes issued as in-kind consent fees to the lenders agreeing to the exchange. These debt issuance costs will be amortized over the term of the second lien notes along with pre-existing unamortized debt issuance costs of the exchanged 8.125% notes. Third-party costs of $3.8 million were also incurred and recorded as selling, general and administrative expenses.

Appleton also exchanged $110.3 million of 9.75% senior subordinated notes for $66.2 million of newly issued 11.25% second lien notes payable due December 2015. This resulted in a debt reduction of $44.1 million. For accounting purposes, this exchange was considered debt extinguishment and $3.5 million of previously capitalized debt issuance costs related to the 9.75% notes were written off and recorded as debt extinguishment expense. Transaction costs of $5.8 million were paid. Of this $5.8 million of costs, $3.0 million was recorded as debt extinguishment expense and $2.8 million was capitalized and will be amortized over the term of the second lien notes. The $3.0 million of debt extinguishment expense included $2.7 million of additional 11.25% second lien notes issued as in-kind consent fees to the noteholders agreeing to the exchange. As a result of this transaction, $68.9 million of second lien notes were issued. A $37.4 million net gain on debt extinguishment was recorded in the Consolidated Statement of Operations related to the debt-for-debt exchange and the Second Amendment to the senior secured credit facilities (discussed below).

The 11.25% second lien notes due 2015 will accrue interest from the issue date at a rate of 11.25% per year and interest will be payable semi-annually in arrears on each June 15 and December 15, commencing on December 15, 2009. These notes are guaranteed by PDC and certain of present and future domestic and foreign subsidiaries that guarantee the senior secured credit facilities. Guarantors include PDC, American Plastics Company, Inc. and New England Extrusion Inc. The guarantees of these notes are second-priority senior secured obligations of the guarantors. They rank equally in right of payment with all of the guarantors’ existing and future senior debt, including guarantees of the senior secured credit facilities, and rank senior in right of payment to all of the guarantors’ existing and future subordinated debt. The guarantees of the 11.25% notes are effectively subordinated to all of the first priority senior secured debt of the guarantors, to the extent of the collateral securing such debt, including the guarantees of the senior secured credit facilities. These notes contain covenants that restrict Appleton’s ability and the ability of Appleton’s other guarantors to sell assets or merge or consolidate with or into other companies; borrow money; incur liens; pay dividends or make other distributions; make other restricted payments and investments; place restrictions on the ability of certain subsidiaries to pay dividends or other payments to Appleton; enter into sale and leaseback transactions; amend particular agreements relating to the transaction with former parent Arjo Wiggins Appleton Limited and the ESOP; and enter into transactions with certain affiliates. These covenants are subject to important exceptions and qualifications set forth in the indenture governing the 11.25% second lien notes due 2015. In advance of the voluntary refinancing that took place on February 8, 2010 (discussed above), on January 29, 2010, Appleton received the requisite consents from the beneficial owners of the second lien notes to certain amendments to the indenture governing these notes in order to (i) permit a transaction pursuant to which the ESOP will cease to own at least 50% of PDC, without triggering a requirement on the part of the Company to make an offer to repurchase the second lien notes and (ii) permit a capital contribution or operating lease of the black liquor assets located at the Company’s Roaring Spring, Pennsylvania facilities to a newly formed joint venture with a third party in exchange for a minority equity interest in such joint venture.

In order to complete the debt-for-debt exchange, Appleton and its lenders under the senior secured credit facilities entered into the Second Amendment to the senior secured credit facilities on September 30, 2009. This Second Amendment cleared the way for Appleton to issue the second lien notes. Under the Second Amendment to the senior secured credit facilities, Appleton paid interest rates equal to LIBOR, but not less than 2%, plus 462.5 basis points for any amounts outstanding on the senior secured variable rate notes payable and, interest rates initially equal to LIBOR, but not less than 2%, plus 462.5 basis points for any amounts outstanding on the revolving credit facility. The Second Amendment to the senior secured credit facilities provided a grid under which the interest rates payable, for amounts outstanding on the revolving credit facility, may have been reduced, based on measures of Appleton’s total leverage as defined in the senior secured credit facilities. The Second Amendment also provided that the revolving credit facility would be reduced permanently by $5,000,000 on December 31, 2009, by $10,000,000 on March 31, 2010 and by an additional $15,000,000 on June 30, 2010. For accounting purposes, the amendment to the senior secured credit facilities was treated as a debt modification. The Company paid $2.5 million of fees to the creditors in conjunction with the amendment to the senior secured credit facilities. The debt issuance costs will be amortized over the term of the modified agreement along with pre-existing unamortized debt issuance costs as an adjustment to interest expense. Unamortized debt issuance costs of $0.2 million, relating to the revolving credit facility, were written off and recorded as debt extinguishment expense. Third-party costs of $0.5 million were also incurred and recorded as selling, general and administrative expenses.

In addition, on September 9, 2009, a third supplemental indenture to the indenture dated as of June 11, 2004, and governing the remaining $17.5 million of 8.125% senior notes and a third supplemental indenture to the indenture dated as of June 11, 2004, and governing the remaining $32.2 million of 9.75% senior subordinated notes became effective. The supplemental indentures amend the original indentures to, among other things, eliminate substantially all of the restrictive covenants and certain events of default and related provisions.

Appleton’s senior secured credit facilities contained and its senior secured term note payable contains provisions that require(d) Appleton to maintain specified financial ratios. Prior to the waivers and amendments discussed below, the most restrictive limitations were quarter-end debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than a 4.50 to 1.00 ratio as such terms are defined in the debt agreements. As a result of the significant downturn in Appleton’s business markets and the resulting loss reported for the three months ended January 3, 2009, Appleton was not in compliance with the leverage ratio covenant at January 3, 2009, which constituted events of default under the debt agreements. In order to waive the events of default existing at January 3, 2009, under the senior secured credit facilities and the senior secured term note payable, and to amend other provisions of the agreements, Appleton and its lenders entered into the following agreements in March 2009:

•	First Amendment to the senior secured credit facilities and
•	First Amendment to the senior secured term note payable.

Under the First Amendment to the senior secured credit facilities, Appleton paid interest rates equal to LIBOR, but not less than 2%, plus 450 basis points for any amounts outstanding on the senior secured variable rate notes payable and, interest rates initially equal to LIBOR, but not less than 2%, plus 450 basis points for any amounts outstanding on the revolving credit facility. The First Amendment to the senior secured credit facilities provided a grid under which the interest rates payable, for amounts outstanding on the revolving credit facility, could be reduced, based on measures of Appleton’s total leverage as defined in the senior secured credit facilities. Under the First Amendment to the senior secured term note payable, Appleton will pay an interest rate of 14.25% on the senior secured term note payable. For accounting purposes, the amendments to the senior secured credit facilities and the senior secured term note payable were treated as debt modifications. The Company paid $2.8 million of fees to the creditors in conjunction with the amendment to the senior secured credit facilities. These debt issuance costs were capitalized to be amortized over the term of the modified agreement along with pre-existing unamortized debt issuance costs as an adjustment to interest expense over the remaining term of the modified agreement. Unamortized debt issuance costs of $0.1 million, relating to the revolving credit facility, were written off. The unamortized debt issuance costs remaining after the writeoff were deferred to be amortized over the term of the modified revolving credit facility.

Pursuant to the terms of the First Amendment to the senior secured credit facilities:

•	The maturity date for the revolving credit facility was June 5, 2012, and the maturity date for the senior secured variable rate notes payable was June 5, 2013;
•	Appleton was permitted up to $35 million of capital expenditures in 2009 and up to $40 million of capital expenditures in 2010, with no limit in 2011 or thereafter;
•	Appleton could not make acquisitions until December 31, 2010;
•	Other restrictions were imposed on liens, indebtedness, investments, restricted payments and note repurchases;
•	Mandatory prepayments were increased from 50% to 75% of excess cash flow as defined in the senior secured credit facilities;
•
Financial covenants were modified to increase the total leverage ratio, to eliminate the interest coverage ratio, to add a senior secured leverage ratio, and to add a fixed charge coverage ratio, all as defined in the senior secured credit facilities and the First Amendment to the senior secured credit facilities.

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. Also during first quarter 2008, Appleton fixed the interest rate, at 5.4%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. As discussed below, one of the swap contracts was terminated in February 2009. The covenant violation at January 3, 2009 and subsequent waiver and amendment, in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the two interest rate swap contracts that were placed in 2008. As amended, the senior secured credit facilities contained interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, Appleton concluded it was remote that the original forecasted transactions would occur as originally documented and reclassified as a charge against 2008 earnings, within interest expense, $9.4 million of swap losses originally classified in other comprehensive loss. The events of default also triggered an event of default pursuant to a cross-default provision under one of the interest rate swap contracts. As a result of the cross-default, the counterparty elected to terminate the swap contract. In February 2009, Appleton and the counterparty resolved Appleton’s obligation under the swap contract with an agreement to pay $4.7 million over the nine-month period ending October 2009. During 2009, Appleton paid $4.7 million in accordance with the termination agreement. As of January 2, 2010, the remaining swap contract was recorded as a long-term liability of $3.8 million based on a fair value measurement using Level 2 inputs. The fair value of the interest rate swap derivative is primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine the discounted cash flows. In comparison to the fair value reported at year-end 2008 of $4.7 million, the current fair value of this long-term liability is $0.9 million lower, with this gain recorded in interest expense on the Consolidated Statement of Operations for the year ended January 2, 2010. As a result of the February 2010 voluntary refinancing, Appleton paid $5.0 million, including interest, to settle this derivative.

The senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), senior secured term note payable, as amended, and second lien notes contain affirmative and negative covenants. In general, the covenants contained in the senior credit facilities, as amended, were more restrictive than those of the second lien notes. Among other restrictions, the covenants contained in the senior credit facilities, as amended (prior to the February 2010 voluntary refinancing), and senior secured term note payable, as amended, require(d) Appleton to meet specified financial tests, including leverage and fixed charge coverage ratios, which become more restrictive over the term of the debt. The senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), and the senior secured term note payable, as amended, also contain(ed) covenants which, among other things, restrict Appleton’s ability and the ability of Appleton’s other guarantors of the senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), and the senior secured term note payable, as amended, to incur liens; engage in transactions with affiliates; incur or guarantee additional indebtedness; declare dividends or redeem or repurchase capital stock; make loans and investments; engage in mergers, acquisitions, consolidations and asset sales; acquire assets, stock or debt securities of any person; amend its debt instruments; repay other indebtedness; use assets as security in other transactions; enter into sale and leaseback transactions; sell equity interests in the Company’s subsidiaries; and engage in new lines of business. The senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), restricted Appleton's ability and the ability of Appleton’s other guarantors of the senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), to terminate the subchapter S corporation status of PDC or the qualified subchapter S subsidiary status of its subsidiaries eligible to elect such status; amend or terminate the ESOP; and amend other agreements related to the transaction with AWA.

    The senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), contained a provision which defined an event of default to include defaults or events of default under other indebtedness as defined in the senior secured credit facilities. The senior secured term note payable, as amended, contains a provision which defines an event of default to include defaults or events of default under the senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), the senior notes, as amended, and the senior subordinated notes, as amended.

The senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), were unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than two small foreign subsidiaries. In addition they were secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The senior secured term note payable, as amended, is unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by a lien on specified manufacturing equipment located in Appleton’s paper mill in West Carrollton, Ohio. The senior notes, as amended, and senior subordinated notes, as amended, are unconditionally guaranteed by PDC, American Plastics Company, Inc., Rose Holdings Limited and New England Extrusion Inc.

Description of Outstanding Indebtedness – 2008

During November 2008, Appleton entered into an additional senior secured borrowing consisting of a five-year, $22 million term note payable bearing interest at 12.5% per annum. In March 2009, Appleton agreed with the noteholder to amend the terms of the senior secured note payable. Pursuant to the amendment, Appleton will pay an interest rate of 14.25% on the senior secured term note payable. In February 2010, Appleton and the noteholder amended the terms of the senior secured note payable to eliminate a financial covenant and adjust the levels of the remaining financial covenants.

Description of Outstanding Indebtedness – 2007

In June 2007, Appleton entered into a new $375 million senior secured credit facility consisting of a seven-year, $225 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which was initially set at 0.75% for base rate loans and 1.75% for LIBOR loans. Mandatory principal payments of $0.6 million are due quarterly with the remaining balance due June 5, 2014. It also provides access to a six-year, $150 million revolving credit facility. In March 2009, Appleton agreed with the lenders to amend the terms of the senior secured credit facility. Pursuant to the amendment, Appleton will pay interest rates equal to LIBOR, but not less than 2%, plus 450 basis points for any amounts outstanding on the senior secured variable rate notes payable and interest rates initially equal to LIBOR, but not less than 2%, plus 450 basis points for any amounts outstanding on the revolving line of credit facility (See additional discussion above.).

During July 2007, Appleton entered into a new $12.1 million Loan and Security Agreement with the Director of Development of the State of Ohio, consisting of a $9.1 million State Assistance Loan and a $3.0 million State Loan (together “the Ohio Loans”). The Company received the proceeds of the $3.0 million State Loan during second quarter 2009. The proceeds of the $9.1 million State Assistance Loan were received in 2007. All proceeds of these Ohio Loans were used to fund a portion of the costs of acquiring and installing paper coating and production equipment at the Company’s paper mill in West Carrollton, Ohio. The Ohio State Assistance Loan provides for monthly principal payments and interest at 6%. The State Loan provides for monthly principal payments and interest of 1% until July 2011 and 3% thereafter.

Off-Balance Sheet Arrangements. Appleton had no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of, or requirements for, capital resources at January 2, 2010.

Disclosures about Contractual Obligations, Commercial Commitments and Contingencies. A summary of Appleton’s significant contractual obligations, commercial commitments and contingencies as of January 2, 2010, is as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in millions)
Long-term debt	$550.1	$6.0	$119.0	$252.8	$172.3
Capital lease obligation	0.8	0.7	0.1	—	—
Operating leases	16.2	5.7	6.7	2.4	1.4
Other long-term obligations (1)	358.1	65.4	124.4	89.5	78.8
Total contractual cash obligations	$925.2	$77.8	$250.2	$344.7	$252.5

(1)	Represents obligations for interest, pension, postretirement health benefits, deferred compensation payments and severance payments.

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

	Estimate of Potential Commitment per Period
Other Commitments	Total	Less Than 1 Year	1-3 Years	4-5 Years
	(dollars in millions)
Estimated share repurchase liability	$73.4	$14.5	$31.6	$27.3

Appleton expects that a portion of this share repurchase liability will be funded from new deferrals from employees into the Company Stock Fund. Employees may defer, on a pre-tax basis, a percentage of their pay in an amount, subject to certain IRS limitations, equal to between 2% and 50% of their annual compensation. Participants have the option of directing their deferrals to the 401(k) Fund, the Company Stock Fund or a combination of both. Appleton believes that new deferrals from employees into the Company Stock Fund for the five-year period presented above will aggregate approximately $22 million and could be used to fund a portion of the repurchase liability set forth in the table above.

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

Collective Bargaining Agreements

Manufacturing employees at Appleton’s major manufacturing facilities in Appleton, Roaring Spring and West Carrollton are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”). Represented employees at the Roaring Spring facility ratified a four-year labor agreement in August 2008. Represented employees in Appleton ratified a three-year labor agreement in October 2008. Represented employees at the West Carrollton facility ratified a three-year labor agreement in March 2009.

USW also represents employees at the Appleton, Camp Hill and Edwardsville distribution centers. Employees at the Peterborough, Ontario, Canada facility are represented by Independent Paperworkers of Canada. Employees at the Portage, Wisconsin plant and other distribution centers in Georgia, Kentucky and California, as well as American Plastics and New England Extrusion are not represented.

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

Redeemable Common Stock. Redeemable equity securities are required to be accreted so the amount on the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Due to reductions to the share price on June 30, 2009, and again on December 31, 2009, the Company reduced the redeemable common stock accretion by $12.8 million for the year ended January 2, 2010. Redeemable common stock is being accreted up to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of January 2, 2010. The earliest redemption date, as mandated by federal law, occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. The fair value of redeemable common stock is determined by an independent, third party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $134 million has been determined. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

Restructuring. Charges related to involuntary employee termination benefits are recognized, and recorded in the current period, under ASC 712, “Employers’ Accounting for Postemployment Benefits,” if the obligation is attributable to employees’ services already rendered, employees’ rights to those benefits accumulate or vest, payment of the benefits is probable and the amount of the benefits can be reasonably estimated. The timing of recognition and related measurement of a liability for one-time termination benefits depends on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period.

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

Income Taxes. In conjunction with the acquisition of Appleton, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes and, therefore, the Company anticipates that it will not incur any future U.S. federal income tax liability and minimal state and local income tax liabilities. Appleton’s Canadian subsidiary, Appleton Papers Canada Ltd. is not eligible for treatment as a qualified subchapter S subsidiary. As a result, the Company will incur a foreign tax liability. Appleton’s income tax reserve at January 2, 2010, covers various audit issues and provisions for certain non-U.S. entities. All U.S. federal C corporation tax years are closed. Various Canadian and state tax years remain open.

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

Goodwill and Other Intangible Assets. The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. During fourth quarter 2009, Appleton performed its annual goodwill impairment analysis on the films reporting unit, which is the only reporting unit, of the performance packaging business. In accordance with ASC 350, a Step One analysis was done to compare the fair value of the reporting unit to the carrying value. In Step One, the fair value of the reporting unit was estimated using a weighting of the “market” and “income” valuation approach. The “income” valuation approach estimates the enterprise value using a net present value model, which discounts projected free cash flows of the business at a computed weighted average cost of capital as the discount rate. The “market” valuation approach is based on the market multiple of guideline companies. If as a result of performing Step One, the carrying value of the reporting unit exceeded the fair value, Step Two is performed to allocate the fair value of the business to all assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit, as determined in the first step of the goodwill impairment test, was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit, over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The carrying value of the performance packaging goodwill exceeded the implied fair value of the goodwill and therefore, an impairment loss was recognized to the extent of the excess of $6.3 million in the fourth quarter of 2009. Due to revised future cash flow projections, the impairment calculation done at year-end 2009 utilized an EBITDA margin of approximately 11% compared to an EBITDA margin of approximately 14% at year-end 2008. The 11.5% discount rate used in the 2009 calculation was 1% lower than the discount rate used in the prior year calculation. A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and the respective indefinite-lived intangible assets. While the Company believes its judgments and assumptions were reasonable, different assumptions or reduced future cash flow estimates could change the estimated fair values and, therefore, impairment charges could be required in the future.

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

Employee Benefit Plans. The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement healthcare. The determination of its obligation and expense for pension and other postretirement benefits, such as retiree healthcare and life insurance, is dependent on the selection of certain assumptions used by its actuaries in calculating such amounts. Those assumptions include, among others and where applicable, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and recorded obligation in such future periods. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends, when appropriate. Significant differences in actual experience or significant changes in assumptions may materially affect its pension and other postretirement obligations and future expense. As of December 29, 2007, PDC adopted the provisions of ASC 715, “Compensation – Retirement Plans.” Additionally, this pronouncement, which required the Company to measure the funded status of a plan as of the date of its year-end no later than 2008, was adopted during 2008.

Alternative Fuels Tax Credit. The U.S. Internal Revenue Code provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. In February 2009, Appleton began mixing black liquor with diesel fuel and using the mixture at its mill in Roaring Spring, Pennsylvania. The Company applied to the Internal Revenue Service to be registered as an alternative fuel mixer and received its registration in May 2009. For the year ended January 2, 2010, Appleton filed for and received excise tax refunds totaling $17.7 million. The credits were recorded as a reduction to cost of sales on the Consolidated Statement of Operations for the year ended January 2, 2010.

Environmental and Legal Matters

Appleton’s operations are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations. These include laws and regulations governing emissions of air pollutants, discharges of wastewater and storm water, storage, treatment and disposal of materials and waste, remediation of soil, surface water and groundwater contamination and liability for damages to natural resources. In addition, Appleton is also governed by laws and regulations relating to workplace safety and worker health which, among other things, regulate employee exposure to hazardous chemicals in the workplace.

Compliance with environmental laws and regulations is an important facet of the business. Appleton expects to incur capital expenditures of approximately $1.4 million in 2010 and a total of approximately $4.9 million from 2011 through 2015 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. Appleton expects to continue to incur expenditures after 2015 in order to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements.

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

Appleton is involved from time to time in certain administrative and judicial proceedings and inquiries related to environmental matters. For a discussion of these environmental matters, see “Item 1. Business – Environmental” and Note 18 of the Notes to the Consolidated Financial Statements. Furthermore, from time to time Appleton may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of business. Appleton maintains a comprehensive insurance program to protect against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. Appleton has successfully defended such claims, settling some for amounts which are not material to its business and obtaining dismissals in others. While Appleton vigorously defends itself and expects to prevail in any similar cases that may be brought against it in the future, there can be no assurance that it will be successful.

In September 2007, Appleton commenced litigation against Andritz BMB AG and Andritz, Inc. The claims asserted included breach of obligations under a February 2007 agreement to perform certain engineering services which also granted Appleton an option to purchase certain equipment and services relating to an off-machine paper coating line. This matter proceeded to trial and, on May 14, 2009, Appleton received a favorable jury verdict. The defendant filed post-trial motions in response to the verdict. On August 11, 2009, an Outagamie County, Wisconsin judge denied the defendant’s post-trial motions seeking to overturn the jury’s verdict and granted Appleton’s motion to enter judgment in favor of Appleton in the amount of $29.1 million plus 12% interest annually beginning as of January 9, 2009. The defendant has appealed the final judgment. The case will be reviewed by the Wisconsin Court of Appeals, which will determine whether the judgment should stand. Due to the appeal, no gain has been recorded, though ultimate resolution of the litigation could have a material effect on Appleton’s financial results.

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

New Accounting Pronouncements

    In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” requiring new disclosures of significant transfers in and out of Levels 1 and 2, the reasons for the transfers, and separate reporting of purchases, sales, issuances and settlements in the roll forward of Level 3 activity. The new ASU also clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and disclosures also should be provided about valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements. The disclosures are required for either Level 2 or Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 (including interim periods within those fiscal years). The Company is currently evaluating the impact, if any, on its financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU amends previous accounting related to the Consolidation of Variable Interest Entities to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, this ASU requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This ASU will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact, if any, on its financial statements.

In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets.” This ASU removes the concept of a qualifying special-purpose entity and establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This ASU must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact, if any, on its financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” which amends ASC 820, “Fair Value Measurements and Disclosures.” ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. The changes to the ASC as a result of this update were effective for the Company during fourth quarter 2009. Adoption did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (“ASC”). The ASC became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The ASC does not change GAAP but was intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. Throughout the notes to the consolidated financial statements, references that were previously made to various former authoritative GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In May 2009, the FASB issued ASC 855, “Subsequent Events.”  This statement is applicable to the accounting for and disclosure of subsequent events not addressed in other GAAP. It provides a definition of subsequent events and guidance as to when subsequent events are recognized or not recognized. It requires the disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. These provisions are effective for interim or annual financial periods ending after June 15, 2009, and are applied prospectively. These provisions were adopted by the Company during its second quarter ended July 5, 2009 and additional disclosures required by this standard are included in Note 1, Basis of Presentation and Nature of Operations.

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

In April 2009, the FASB issued ASC 825, “Financial Instruments.” It requires an entity to provide disclosures about fair value of financial instruments in interim financial information. These provisions were adopted by the Company during its second quarter ended July 5, 2009. Additional disclosures required by this standard are addressed in Note 14, Fair Value of Financial Instruments.

In December 2008, the FASB issued ASC 715, “Compensation – Retirement Benefits,” to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This pronouncement is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions are not required to be adopted for earlier periods as presented for comparative purposes. Adoption did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued ASC 815, “Derivative and Hedging.” This statement changes the disclosure requirements for derivative instruments and hedging activities. It requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. These provisions were effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted these provisions during its first quarter 2009. The principal impact to the Company was to require the expansion of its disclosures regarding derivative instruments.

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

Appleton is exposed to market risk from changes in interest rates, foreign currency exchange rate fluctuations and commodity prices. To reduce these risks, Appleton selectively uses financial instruments and other proactive risk management techniques. For additional information, see “Note 2 to Consolidated Financial Statements – Derivative Financial Instruments and Hedging Activities and Note 13 to Consolidated Financial Statements – Derivative Instruments and Hedging Activities.”

Interest Rate Risk. Appleton was exposed to interest rate volatility with regard to its senior credit facilities. Primary exposure included movements in the U.S. prime rate and London Interbank Offered Rate, or LIBOR. Borrowings under the senior credit facilities bore interest at LIBOR plus a spread.

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. Also during first quarter 2008, Appleton fixed the interest rate, at 5.4%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. As discussed earlier, one of the swap contracts was terminated in February, 2009. As of January 2, 2010, the remaining swap contract was recorded at a long-term liability value of $3.8 million based on fair value measurements using Level 2 inputs as described in ASC 820, "Fair Value Measurements and Disclosures." On February 8, 2010, the remaining swap contract was settled as part of the refinancing activity discussed earlier.

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

Appleton has entered into limited foreign exchange contracts to reduce the variability of the earnings and cash flow impacts of nonfunctional currency denominated activities between its Canadian distribution center and customers located outside the United States. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying items being hedged. Maturities of forward exchange contracts generally coincide with settlement dates of related transactions. Forward exchange contracts are designated as cash flow hedges in accordance with ASC 815, “Derivatives and Hedging.” At January 2, 2010, Appleton had outstanding $11.4 million of foreign exchange contracts hedging future accounts receivable. A 10% appreciation or depreciation in the Canadian dollar at January 2, 2010 would not have a significant impact on Appleton’s consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows.

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

Item 8.                      Financial Statements and Supplementary Data

1. Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of Paperweight Development Corp. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of redeemable common stock, accumulated deficit, accumulated other comprehensive (loss) income and comprehensive income (loss) present fairly, in all material aspects, the financial position of Paperweight Development Corp. and its subsidiaries at January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 1, 2010

2. Financial Statements

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
	January 2, 2010	January 3, 2009
ASSETS
Current assets
Cash and cash equivalents	$9,963	$4,180
Accounts receivable, less allowance for doubtful accounts of $1,761 and $1,715, respectively	90,584	88,218
Inventories	120,942	124,856
Other current assets	55,759	45,920
Assets held for sale	-	9,327
Total current assets	277,248	272,501

Property, plant and equipment, net of accumulated depreciation of $448,531 and $394,075 respectively	405,598	439,301
Goodwill	2,910	9,251
Intangible assets, net	67,730	71,404
Environmental indemnification receivable	28,600	114,300
Other assets	15,894	13,909
Assets held for sale	-	9,255

Total assets	$797,980	$929,921

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$5,955	$5,455
Accounts payable	60,020	61,093
Accrued interest	5,218	3,628
Other accrued liabilities	92,253	83,502
Liabilities held for sale	-	2,085
Total current liabilities	163,446	155,763

Long-term debt	544,113	598,598
Postretirement benefits other than pension	50,609	45,364
Accrued pension	101,312	109,532
Environmental liability	28,600	114,300
Other long-term liabilities	9,294	13,309
Commitments and contingencies (Note 18)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 10,097,099 and 10,643,894, respectively	122,087	147,874
Accumulated deficit	(121,764)	(159,650)
Accumulated other comprehensive loss	(99,717)	(95,169)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$797,980	$929,921

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007

Net sales	$862,140	$967,169	$965,094

Cost of sales	684,261	780,440	733,738

Gross profit	177,879	186,729	231,356

Selling, general and administrative expenses	139,563	169,622	179,129
Goodwill impairment	6,341	39,645	-
Restructuring and other charges	-	2,578	1,445

Operating income (loss)	31,975	(25,116)	50,782

Other expense (income)
Interest expense	51,291	54,267	48,351
Debt extinguishment (income) expense, net	(42,602)	(11,598)	1,572
Interest income	(402)	(1,071)	(2,476)
Litigation settlement, net (Note 18)	-	(22,274)	-
Foreign exchange (gain) loss	(958)	4,523	(1,112)
Other (income) loss	(820)	1,538	-

Income (loss) from continuing operations before income taxes	25,466	(50,501)	4,447

Provision (benefit) for income taxes	334	(268)	253

Income (loss) from continuing operations	25,132	(50,233)	4,194

Discontinued operations
Loss from discontinued operations, net of income taxes	-	(47,149)	(10,501)

Net income (loss)	$25,132	$(97,382)	$(6,307)

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended January 2, 2010	For the Year Ended January 3, 2009	For the Year Ended December 29, 2007
Cash flows from operating activities:
Net income (loss)	$25,132	$(97,382)	$(6,307)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	58,279	54,995	62,679
Amortization of intangible assets	3,755	4,401	7,610
Impairment of continuing operations goodwill	6,341	39,645	-
Impairment of discontinued operations goodwill and long-lived assets	-	43,745	8,039
Amortization of financing fees	3,115	2,199	2,456
Employer 401(k) noncash matching contributions	4,006	5,807	6,658
Foreign exchange (gain) loss	(958)	4,922	(1,204)
Loss on disposals of equipment	574	1,450	2,400
Gain on sale of business	(755)	-	-
Accretion of capital lease obligation	68	111	152
Recognition of noncash expense associated with interest rate swaps	-	9,446	-
(Gain) loss on debt extinguishment	(42,602)	(11,598)	653
Deferred income taxes	-	-	959
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(735)	30,493	7,107
Inventories	3,767	(10,792)	4,317
Other current assets	376	1,046	(1,504)
Accounts payable and other accrued liabilities	14,488	(44,965)	6,389
Restructuring reserve	(2,138)	1,740	(1,907)
Accrued pension	(5,484)	(5,524)	(5,999)
Fox River liabilities	-	(25,000)	-
Other, net	(6,001)	(2,975)	(1,047)

Net cash provided by operating activities	61,228	1,764	91,451

Cash flows from investing activities:
Proceeds from sale of equipment	27	159	44
Net change in cash due to sale of Bemrose Group Limited	-	(999)	-
Net change in cash due to sale of C&H Packaging, Inc.	16,875	-	-
Restricted cash for mill expansion	-	-	(7,369)
Additions to property, plant and equipment	(24,556)	(99,534)	(54,457)

Net cash used by investing activities	(7,654)	(100,374)	(61,782)

Cash flows from financing activities:
Payments of senior secured notes payable	(10,400)	(2,813)	(196,095)
Proceeds from senior secured notes payable	-	-	225,000
Payments of senior notes payable	-	(27,990)	(17,345)
Payments of senior subordinated notes payable	(1,687)	-	(7,000)
Debt acquisition costs	(8,642)	(279)	(2,321)
Payments relating to capital lease obligation	(731)	(731)	(731)
Proceeds from revolving lines of credit	254,201	396,707	73,996
Payments of revolving lines of credit	(249,710)	(312,973)	(74,182)
Proceeds from State of Ohio loan	3,000	-	9,105
Payments of State of Ohio loan	(958)	(325)	-
Proceeds from secured financing	-	22,000	-
Payments of secured financing	(2,120)	(186)	-
Proceeds from issuance of redeemable common stock	4,135	6,426	7,659
Payments to redeem common stock	(21,162)	(27,930)	(28,641)
(Decrease) increase in cash overdraft	(13,717)	5,729	6,100

Net cash (used) provided by financing activities	(47,791)	57,635	(4,455)

Effect of foreign exchange rate changes on cash and cash equivalents	-	317	(351)
Change in cash and cash equivalents	5,783	(40,658)	24,863
Cash and cash equivalents at beginning of period	4,180	44,838	19,975

Cash and cash equivalents at end of period	$9,963	$4,180	$44,838

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Comprehensive Income (Loss)

Balance, December 30, 2006	11,550,231	$190,466	$(67,885)	$(5,010)

Comprehensive income:
Net loss	-	-	(6,307)	-	$(6,307)
Minimum pension liability adjustment	-	-	-	12,773	12,773
Foreign currency translation adjustment	-	-	-	884	884
Realized and unrealized losses on derivatives	-	-	-	(523)	(523)
Total comprehensive income					$6,827
Adjustment to initially adopt ASC 715, net			-	(4,445)
Issuance of redeemable common stock	435,408	14,321	-	-
Redemption of redeemable common stock	(868,888)	(28,641)	-	-
Accretion of redeemable common stock	-	5,894	(5,894)	-

Balance, December 29, 2007	11,116,751	182,040	(80,086)	3,679

Comprehensive loss:
Net loss	-	-	(97,382)	-	$(97,382)
Adjustment for the change in measurement date due to the adoption of ASC 715	-		(473)	-	(473)
Changes in retiree plans	-	-	-	(98,395)	(98,395)
Disposal of Bemrose pension plan	-	-	-	7,976	7,976
Foreign currency translation adjustment	-	-	-	(8,110)	(8,110)
Realized and unrealized losses on derivatives	-	-	-	(319)	(319)
Total comprehensive loss			-		$(196,703)
Issuance of redeemable common stock	497,130	12,055	-	-
Redemption of redeemable common stock	(969,987)	(27,930)	-	-
Accretion of redeemable common stock	-	(18,291)	18,291	-

Balance, January 3, 2009	10,643,894	147,874	(159,650)	(95,169)

Comprehensive income:
Net income	-	-	25,132	-	$25,132
Changes in retiree plans	-	-	-	(5,099)	(5,099)
Realized and unrealized gains on derivatives	-	-	-	551	551
Total comprehensive income					$20,584

Issuance of redeemable common stock	522,602	8,129	-	-
Redemption of redeemable common stock	(1,069,397)	(21,162)	-	-
Accretion of redeemable common stock	-	(12,754)	12,754	-
Balance, January 2, 2010	10,097,099	$122,087	$(121,764)	$(99,717)

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying consolidated financial statements, after the elimination of intercompany accounts and transactions, include the accounts of Paperweight Development Corp. (“PDC”) and its 100%-owned subsidiaries (collectively the “Company”) for the years ended January 2, 2010, January 3, 2009, and December 29, 2007. The Company has performed an evaluation of subsequent events. See Note 10 “Long-Term Obligations” for a discussion of the voluntary refinancing that was completed on February 8, 2010.

NATURE OF OPERATIONS

Appleton Papers Inc. (“Appleton”) is the primary operating subsidiary of PDC. Appleton creates product solutions for customers and end users through its development and use of coating formulations and applications as well as encapsulation, security and packaging technologies. The Company has four reportable segments: coated solutions, thermal papers, security papers and performance packaging (see Note 23 “Segment Information”).

The coated solutions segment includes carbonless paper which is used to make multipart business forms such as invoices and credit card receipts. Also within the coated solutions business, Appleton produces coated products for point-of-sale displays and other design and print applications and offers custom coating solutions. Coated solutions products are sold directly to converters, business forms printers and merchant distributors who stock and sell carbonless paper to printers. Sales within the coated solutions segment accounted for approximately 52% of consolidated net sales in 2009, 56% of consolidated net sales in 2008 and 59% of consolidated net sales in 2007.

The thermal papers segment focuses on the development of substrates for the transaction and item identification markets. Thermal paper is used in four principal market segments: (1) point-of-sale products for retail receipts and coupons; (2) label products for shipping, warehousing, medical and clean-room applications; (3) tag and ticket products for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart products for engineering, industrial and medical diagnostic charts. Appleton supplies thermal products to printers and paper converters. Sales within the thermal papers segment accounted for approximately 33% of consolidated net sales in 2009, 29% of consolidated net sales in 2008 and 27% of consolidated net sales in 2007.

The security papers segment produces products with security features that resist forgery and counterfeiting. Appleton has developed a portfolio of products that incorporates security technologies, including watermarks, taggants, embedded threads and fibers and machine-readable technologies, to serve global markets. Appleton focuses on checks and business and government documents.

The performance packaging segment produces high-quality single and multilayer polyethylene films for packaging applications. It converts some of its film products into vacuum pouches that are then sold to packing operations. Film products are sold to film converters and packaging producers who serve the food, personal care, medical, household and industrial products industries.

RELATIONSHIPS WITH FORMER PARENT

At the close of business on November 9, 2001, PDC and New Appleton LLC completed the purchase of all the partnership interests of Arjo Wiggins Delaware General Partnership (“AWDGP”) and its 100%-owned subsidiary, Appleton Papers Inc.

In conjunction with the acquisition, the Company entered into two indemnification agreements under which Arjo Wiggins Appleton Limited (“AWA”), the former parent of Appleton, agreed to indemnify PDC and PDC agreed to indemnify Appleton for, and pay, the costs, expenses and liabilities related to certain governmental and third-party environmental claims, referred to as the Fox River Liabilities.

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million (see Note 18 “Commitments and Contingencies”). During 2008, Appleton paid $25 million in satisfaction of its unindemnified portion of the Fox River Liabilities and, AWA has resumed responsibility for any remaining Fox River Liabilities.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy provides up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. At January 2, 2010, the policy had $79.7 million of remaining coverage which is sufficient to cover Appleton’s currently estimated share of the Fox River Liabilities. AWA’s obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended. The indemnification agreements negotiated with AWA and Commerce & Industry Insurance policy are designed to ensure that Appleton will not be required to fund any of the indemnified costs and expenses in relation to the Fox River Liabilities and to assure the ESOP Trustee and Appleton’s lenders and investors that Appleton will not have to rely solely on AWA itself to make these payments. This arrangement is working as designed and is expected to continue to protect Appleton with respect to the indemnified costs and expenses, based on Appleton’s review of the insurance policy and the financial condition of AWA and Commerce & Industry Insurance Company. AWA, PDC, the special purpose subsidiaries and the policyholder entered into a relationship agreement, which, among other things and subject to certain limited exceptions, prohibits AWA and PDC from taking any actions that would result in any change to this design structure.

As amended in, and as limited by the terms of the purchase agreement relating to the acquisition of Appleton, AWA and two of its affiliates have agreed to indemnify PDC and Appleton for certain losses resulting from (1) inaccuracies in the environmental representations and warranties made by AWA and its affiliates, (2) certain known environmental matters that existed at the closing of the acquisition, (3) environmental matters related to the businesses of Newton Falls, Inc., Appleton Coated LLC and several other of Appleton’s former affiliates and subsidiaries and (4) environmental matters relating to the real property on which Appleton’s former Camp Hill, Pennsylvania plant and Appleton’s current distribution center are located that existed prior to its sale of the Camp Hill plant to a third party.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company’s fiscal year is the 52-week or 53-week period ending the Saturday nearest December 31. Fiscal year 2009 was a 52-week period ending January 2, 2010. Fiscal year 2008 was a 53-week period ending on January 3, 2009. Fiscal year 2007 was a 52-week period ending on December 29, 2007.

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

RECLASSIFICATIONS

Certain prior year financial statement classifications have been revised to conform to their current year presentation. On the Consolidated Statements of Operations, net sales now includes revenue received from certain government contracts. Previously it was included in selling, general and administrative expenses.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

REVENUE RECOGNITION

Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company’s price to the customer is fixed; collectability is reasonably assured; and title has transferred to the customer. Generally, these criteria are met at the time of shipment. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized. The Company generally does not invoice its customers for shipping and handling fees, which are classified as selling, general and administrative expenses and totaled approximately $45 million for 2009, $59 million for 2008 and $54 million for 2007.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company selectively uses financial instruments to manage some market risk from changes in interest rates or foreign currency exchange rates.

The Company follows the guidance of ASC 815, “Derivatives and Hedging.” The fair values of all derivatives are recorded in the consolidated balance sheets. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income (loss), depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

The Company selectively hedges forecasted transactions that are subject to foreign exchange exposure using foreign currency exchange contracts. These instruments are designated as cash flow hedges in accordance with ASC 815 and are recorded in the consolidated balance sheets at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (loss) and are subsequently reclassified into earnings when the underlying transactions occur and affect earnings. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. In March 2008, Appleton fixed the interest rate, at 5.40%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. The interest rate swaps were being accounted for as cash flow hedges. As of January 3, 2009, these swap contracts, or derivatives, were recorded as $9.4 million of liabilities based on fair value measurements using Level 2 inputs as described in ASC 820, "Fair Value Measurements and Disclosures." As discussed in Note 10, “Long-Term Obligations,” the covenant violation at January 3, 2009 and subsequent waiver and amendment, in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the two interest rate swap contracts that were placed in 2008. As amended, the senior secured credit facilities contain interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, Appleton concluded it was remote that the original forecasted transactions would occur as originally documented and therefore reclassified as a charge against 2008 earnings, within interest expense, $9.4 million of swap losses originally classified in other comprehensive loss. The events of default also triggered an event of default pursuant to a cross-default provision under one of the interest rate swap contracts. As a result of the cross-default, the counterparty elected to terminate the swap contract. In February 2009, Appleton and the counterparty resolved Appleton’s obligation under the swap contract with an agreement to pay $4.7 million over the nine-month period ending October 2009. As of January 2, 2010, this obligation has been satisfied. At year-end 2009, the remaining swap contract was recorded at $3.8 million of long-term liability based on fair value measurements using Level 2 inputs as described in ASC 820, with any post-2008 fluctuations in market value being reflect as adjustments to interest expense. On February 8, 2010, the remaining swap contract was settled as part of the refinancing activity discussed in Note 10, “Long-Term Obligations.”

As discussed above, for the year ended January 3, 2009, $9.4 million of swap losses originally classified in other comprehensive loss were recognized in earnings. For the years ended January 2, 2010 and December 29, 2007, the amount recognized in earnings due to ineffectiveness of hedge transactions was immaterial. The amount reported as realized and unrealized gains on derivatives of $0.6 million for 2009, in accumulated other comprehensive (loss) income, represents the net gain on derivatives designated as cash flow hedges. The amount reported as realized and unrealized losses on derivatives of $0.3 million for 2008 and $0.5 million for 2007, in accumulated other comprehensive (loss) income, represents the net loss on derivatives designated as cash flow hedges.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CASH EQUIVALENTS

Cash equivalents consist of funds invested in institutional money market funds with daily liquidity. At January 2, 2010 and January 3, 2009, there were cash overdrafts of approximately $11.6 million and $25.3 million, respectively, which are included in accounts payable within the accompanying consolidated balance sheets.

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

INTERNAL USE SOFTWARE

Costs incurred related to the development of internal use software are accounted for in accordance with ASC 350, “Intangibles – Goodwill and Other” which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use once certain criteria are met. Capitalized software costs are amortized over the lesser of 8 years or the useful life of the software using the straight-line method.

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

Ineligible subsidiaries account for income taxes in accordance with ASC 740, "Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets in those circumstances where it is more likely than not that some or all of the deferred tax asset may not be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective December 30, 2007, the Company adopted ASC 820, "Fair Value Measurements and Disclosures" for financial assets. Effective January 4, 2009, the Company adopted ASC 820 for nonfinancial assets. ASC 820 establishes a new framework for measuring fair value and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

ASC 820 expanded the definition of fair value to include the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or Appleton) will not be fulfilled. For financial assets traded in an active market (Level 1 and certain Level 2), the nonperformance risk is included in the market price. For certain other financial assets and liabilities (Level 2 and 3), fair value calculations have been adjusted accordingly.

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

In addition to the methods and assumptions used to record the fair value of financial instruments as discussed above, the following methods and assumptions are used to estimate the fair value of financial instruments as required by ASC 825, “Financial Instruments.”  Cash and cash equivalents, accounts receivable and accounts payable recorded in the balance sheets approximate fair value based on the short maturity of these instruments. Fair values of long-term debt and the capital lease obligation are estimated based on market conditions and interest rates available to the Company for similar financial instruments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of the non-owner changes in equity, or accumulated other comprehensive (loss) income, are as follows (dollars in thousands):

	2009	2008
Changes in retiree plans and disposal of Bemrose pension plan	$(99,963)	$(94,864)

Realized and unrealized gains (losses) on derivatives	246	(305)
	$(99,717)	$(95,169)

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $12.0 million in 2009, $14.2 million in 2008 and $14.7 million in 2007.

ACCOUNTING PRONOUNCEMENTS

    In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” requiring new disclosures of significant transfers in and out of Levels 1 and 2, the reasons for the transfers, and separate reporting of purchases, sales, issuances and settlements in the roll forward of Level 3 activity. The new ASU also clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and disclosures also should be provided about valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements. The disclosures are required for either Level 2 or Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 (including interim periods within those fiscal years). The Company is currently evaluating the impact, if any, on its financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU amends previous accounting related to the Consolidation of Variable Interest Entities to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, this ASU requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This ASU will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact, if any, on its financial statements.

In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets.” This ASU removes the concept of a qualifying special-purpose entity and establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This ASU must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact, if any, on its financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” which amends ASC 820, “Fair Value Measurements and Disclosures.” ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. The changes to the ASC as a result of this update were effective for the Company during fourth quarter 2009. Adoption did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (“ASC”). The ASC became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The ASC does not change GAAP but was intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. Throughout the notes to the consolidated financial statements, references that were previously made to various former authoritative GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2009, the FASB issued ASC 855, “Subsequent Events.”  This statement is applicable to the accounting for and disclosure of subsequent events not addressed in other GAAP. It provides a definition of subsequent events and guidance as to when subsequent events are recognized or not recognized. It requires the disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. These provisions are effective for interim or annual financial periods ending after June 15, 2009, and are applied prospectively. These provisions were adopted by the Company during its second quarter ended July 5, 2009 and additional disclosures required by this standard are included in Note 1, Basis of Presentation and Nature of Operations.

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

In April 2009, the FASB issued ASC 825, “Financial Instruments.” It requires an entity to provide disclosures about fair value of financial instruments in interim financial information. These provisions were adopted by the Company during its second quarter ended July 5, 2009. Additional disclosures required by this standard are addressed in Note 14, Fair Value of Financial Instruments.

In December 2008, the FASB issued ASC 715, “Compensation – Retirement Benefits,” to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This pronouncement is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions are not required to be adopted for earlier periods as presented for comparative purposes. Adoption did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued ASC 815, “Derivative and Hedging.” This statement changes the disclosure requirements for derivative instruments and hedging activities. It requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. These provisions were effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted these provisions during its first quarter 2009. The principal impact to the Company was to require the expansion of its disclosures regarding derivative instruments.

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

3.        DISPOSITIONS

During second quarter 2009, Appleton committed to a formal plan to sell C&H Packaging Company, Inc. (“C&H”). C&H, located in Merrill, Wisconsin, was acquired in 2003 and prints and converts flexible plastic packaging materials for companies in food processing, household and industrial products industries. Strategically, the sale of C&H will eliminate selling channel conflicts. The assets and liabilities of C&H were reclassed to be reported as held for sale for the year ended January 3, 2009. As of the end of second quarter 2009, depreciation and amortization expense was suspended, resulting in a $0.5 million reduction in expense. On December 18, 2009, Appleton completed the sale of C&H to The Interflex Group, Inc. receiving $16.9 million of cash and a receivable for $0.2 million relating to a working capital adjustment. This receivable was paid in full in February 2010. As a result of the sale, an $0.8 million gain has been recorded as a reduction to selling, general and administrative expenses. Prior to the sale, C&H was included within the performance packaging business segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Late in 2007, Appleton committed to a formal plan to sell Bemrose Group Limited (“Bemrose”), its secure and specialized print services business based in Derby, England. At the time of its acquisition in December 2003, Bemrose was expected to provide Appleton with a new product entry in the U.K. security print market, with opportunities to expand into the U.S. market. After conducting a strategic review in the fourth quarter of 2007, Appleton decided to focus its attention and expand its leadership positions in its core businesses. On August 1, 2008, Appleton completed the sale of Bemrose. The operating results of Bemrose for the years ended January 3, 2009 and December 29, 2007, have been reclassified and are reported separately as discontinued operations.

On August 1, 2008, Appleton completed the sale of Bemrose receiving £2.0 million ($3.9 million) of cash and £3.2 million ($6.4 million) of notes receivable to be settled within 75 and 180 days after closing. The first tranche of notes receivable was paid in November 2008, however, due to continuing difficult business conditions in Bemrose markets, Appleton established a £1.0 million ($1.5 million) reserve against the £2.0 million ($3.0 million) remaining principal and interest due at year-end 2008. During second quarter 2009, Appleton and Bemrose negotiated an amendment to the original sales agreement related to the second tranche of the note receivable. Bemrose agreed to pay Appleton £1.5 million ($2.5 million). In return, Appleton agreed to release Bemrose from the remaining £0.5 million ($0.8 million). During July 2009, £1.0 million ($1.6 million) was received from Bemrose. These renegotiated terms resulted in a partial recovery of the reserve established at year-end 2008 and the recording of a £0.5 million ($0.8 million) gain during second quarter 2009. This gain is included in other (income) loss from continuing operations in the Consolidated Statement of Operations for the year ended January 2, 2010. During December 2009, £0.5 million ($0.9 million) was received from Bemrose as final payment, including interest due, of this note. The expense related to the $1.5 million reserve established at year-end 2008 is included in other (income) loss from continuing operations in the Consolidated Statement of Operations for the year ended January 3, 2009.

It was determined that the initial reserve of $1.5 million should have been recorded within continuing operations at year-end 2008, at which time the reserve was initially recorded in (loss) income from discontinued operations in the 2008 Form 10-K. Management assessed the error in accordance with accounting for misstatements and concluded the error is immaterial to the consolidated financial statements as of January 3, 2009, taken as a whole. This presentation has been corrected in the Consolidated Statements of Operations found in Item 8 of this annual report. The following schedule lists the specific lines impacted by this correction (dollars in thousands).

Consolidated Statement of Operations	As Corrected in	As Reported in
For the Year Ended January 3, 2009	2009 Form 10-K	2008 Form 10-K	Difference
Other (income) loss	$1,538	$-	$1,538
Income (loss) from continuing operatings before income taxes	(50,501)	(48,963)	(1,538)
Income (loss) from continuing operations	(50,233)	(48,695)	(1,538)
Loss from discontinued operations, net of income taxes	(47,149)	(48,687)	1,538

The following table presents the net sales and loss before income taxes of Bemrose (dollars in thousands):

	For the Year Ended January 3, 2009	For the Year Ended December 29, 2007
Net sales	$55,675	$113,343

Operating Loss	$(3,404)	$(1,503)
Impairment charge	(43,745)	(8,039)
Loss before income taxes	(47,149)	(9,542)
Provision for income taxes	-	959
Loss from discontinued operations	$(47,149)	$(10,501)

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

At December 29, 2007, Appleton adopted ASC 715, “Compensation – Retirement Benefits”. With respect to Bemrose, an $8.0 million charge to accumulated other comprehensive income (loss) was recorded in order to fully recognize the underfunded status of the defined benefit plan of this business.

In accordance with ASC 350, “Goodwill and Other Intangible Assets,” Appleton performed its annual goodwill assessment during the fourth quarter of 2007 and determined a goodwill impairment of $7.0 million existed at Bemrose. Additionally during fourth quarter 2007, as a result of the planned sale of Bemrose, the Company performed an impairment review of other long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment,” and determined an impairment of $1.0 million existed. These impairment charges are recorded in discontinued operations.

Bemrose was previously reported as a separate reportable segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.       GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. During fourth quarter 2009, Appleton performed its annual goodwill impairment analysis on the films reporting unit, which is the only reporting unit, of the performance packaging business. In accordance with ASC 350, a Step One analysis was done to compare the fair value of the reporting unit to the carrying value. In Step One, the fair value of the reporting unit was estimated using a weighting of the “market” and “income” valuation approach. The “income” valuation approach estimates the enterprise value using a net present value model, which discounts projected free cash flows of the business at a computed weighted average cost of capital as the discount rate. The “market” valuation approach is based on the market multiple of guideline companies. If as a result of performing Step One, the carrying value of the reporting unit exceeded the fair value, Step Two is performed to allocate the fair value of the business to all assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit, as determined in the first step of the goodwill impairment test, was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit, over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The carrying value of the performance packaging goodwill exceeded the implied fair value of the goodwill and therefore, an impairment loss was recognized to the extent of the excess of $6.3 million in the fourth quarter of 2009.  Due to revised future cash flow projections, the impairment calculation done at year-end 2009 utilized an EBITDA margin of approximately 11% compared to an EBITDA margin of approximately 14% at year-end 2008. The 11.5% discount rate used in the 2009 calculation was 1% lower than the discount rate used in the prior year calculation. Different assumptions or reduced future cash flow estimates could change the estimated fair value, and therefore, impairment charges could be required in the future. As of January 2, 2010, goodwill within the performance packaging business is $2.9 million.

During third quarter 2008, an impairment analysis was performed on the performance packaging business due to the depressed economic future outlook and revised future cash flow projections. As a result of this impairment analysis, a $17.7 million goodwill impairment charge was recorded. As was done during fourth quarter 2009 and explained above, Appleton performed its annual goodwill impairment analysis on the performance packaging business during fourth quarter 2008. In accordance with ASC 350, a Step One analysis was done to compare the fair value of the reporting unit to the carrying value. Having failed Step One, Step Two was performed to allocate the fair value of the business to all assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit, as determined in the first step of the goodwill impairment test, was the price paid to acquire the reporting unit. The carrying value of the performance packaging goodwill exceeded the implied fair value of the goodwill and therefore, an impairment loss was recognized to the extent of the excess of $21.9 million in the fourth quarter of 2008. Total impairment loss recorded for 2008 was $39.6 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the carrying amount of goodwill, which is assigned entirely to the performance packaging segment, are as follows (dollars in thousands):

	2009	2008

Beginning of year balance
Goodwill	$50,246	$50,246
Accumulated impairment losses	(39,645)	-
	10,601	50,246
Impairment losses	(6,341)	(39,645)
Goodwill related to assets held for sale	(1,350)	(1,350)
End of year balance
Goodwill	48,896	48,896
Accumulated impairment losses	(45,986)	(39,645)
	$2,910	$9,251

Different assumptions or reduced future cash flow estimates could change the estimated fair value, and therefore, impairment charges could be required in the future. Amortization is recorded for intangible assets with determinable lives.

The Company’s other intangible assets consist of the following (dollars in thousands):

	As of January 2, 2010		As of January 3, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$47,835	$20,847	$47,835	$18,590
Patents	15,013	15,005	30,778	30,570
Customer relationships	25,064	7,200	25,064	5,983
Non-compete agreements	691	686	691	686
Subtotal	88,603	$43,738	104,368	$55,829
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$111,468		$127,233

Of the $111.5 million of acquired intangible assets, $70.7 million was assigned to registered trademarks. Trademarks of $44.6 million related to carbonless paper and $3.2 million related to the Company’s 2003 and 2005 acquisitions are being amortized over their estimated useful life of 20 years, while the remaining $22.9 million are considered to have an indefinite life and are not subject to amortization. As of year-end 2009, both the gross carrying amount and accumulated amortization of patents was reduced by $15.8 million related to expired patents. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships and 1 to 5 years for non-compete agreements.

Amortization expense for the year ended January 2, 2010 approximated $3.8 million. Of this amount, C&H reported amortization expense of $0.1 million. Amortization expense for the years ended January 3, 2009, and December 29, 2007, approximated $4.4 million and $6.8 million, respectively. Of these amounts, C&H reported amortization expense of $0.2 million for each of the years ended January 3, 2009, and December 29, 2007. Excluding the impact of any future acquisitions, the Company anticipates annual amortization of intangible assets will approximate $3.3 million for each of the years 2010 through 2014.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During first quarter 2007, Appleton received formal notice from the Internal Revenue Service that it agreed to settle Appleton’s refund claims filed for tax years 1999 and 2000. The total amount of the refund was $6.3 million, of which, $5.2 million was a refund of income tax paid and $1.1 million was interest. As this refund related to tax periods prior to the November 9, 2001, acquisition date, the $5.2 million was recorded as a reduction in purchase price via a decrease to long-lived intangible assets. Of the $1.1 million of interest, approximately $1.0 million pertained to the accrual of interest subsequent to the acquisition date and was included in first quarter 2007 interest income. The remaining $0.1 million of interest earned was related to tax periods prior to the acquisition date and was also recorded as a reduction in purchase price via a decrease to long-lived intangible assets. This refund was received by Appleton in April 2007. During second quarter 2007, Appleton filed claims for the corresponding state income tax refunds. The total amount of these refund claims is $0.4 million, of which, $0.3 million is a refund of state income tax paid and $0.1 million is interest. As this refund also related to tax periods prior to the acquisition date, $0.3 million of tax and interest has been recorded as a reduction in purchase price via a decrease to long-lived intangible assets. The remaining $0.1 million of interest pertained to the accrual of interest subsequent to the acquisition date and is included in second quarter 2007 interest income.

5.        RESTRUCTURING AND OTHER CHARGES

The Company recorded $2.6 million of restructuring and other charges, for employee termination benefits, during 2008. Due to the impact of the economic downturn on the business, salaried employment was reduced by 72 during December 2008. In addition, due to a shift of production from the Appleton, Wisconsin plant to the West Carrollton, Ohio paper mill and the impact of the economic downturn on the business, production headcount was reduced by 127. Since production employees are covered by union contracts, should business conditions improve in the future, some may be recalled. During 2009, Appleton paid $2.1 million related to these employee termination benefits. During December 2008, the Company paid $0.6 million related to the 2008 employee termination benefits. In prior years, in order to position itself for long-term growth, the Company also reduced salaried employment in the U.S. during 2005-2007, resulting in the recording of restructuring expense for employee termination benefits. Restructuring expense of $1.1 million was recorded for employee termination benefits for the year ended December 29, 2007. During 2007, the Company paid $1.6 million related to these employment termination benefits for liabilities incurred in years 2007 and prior.

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

The tables below summarize the components of the restructuring reserve included in the consolidated balance sheets for the years ended January 2, 2010 and January 3, 2009 (dollars in thousands):

	January 3, 2009	2009 Additions	2009	January 2, 2010
	Reserve	to Reserve	Utilization	Reserve
U.S. employee termination benefits	$2,138	$-	$(2,138)	$-

	December 29, 2007	2008 Additions	2008	January 3, 2009
	Reserve	to Reserve	Utilization	Reserve
Distribution center exit costs	$200	$-	$(200)	$-
U.S. employee termination benefits	198	2,578	(638)	2,138
	$398	$2,578	$(838)	$2,138

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.        INVENTORIES

Inventories consist of the following (dollars in thousands):

	2009	2008

Finished goods	$68,534	$70,448
Raw materials, work in process and supplies	65,259	69,255
	133,793	139,703
Inventory reserve	(4,370)	(4,330)
	129,423	135,373
LIFO reserve	(8,481)	(10,517)
	$120,942	$124,856

During 2009, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at prior year lower costs as compared to the cost of 2009 purchases. This decreased cost of sales by approximately $0.2 million.

Stores and spare parts inventory balances of $24.1 million in 2009 and $23.1 million in 2008 are valued at average cost and are included in raw materials, work in process and supplies. Inventories valued using the FIFO method approximate 9% of the Company’s total inventory balance for each of the years ended January 2, 2010 and January 3, 2009.

7.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	2009	2008
Land and improvements	$9,753	$9,880
Buildings and improvements	137,602	132,110
Machinery and equipment	660,691	646,294
Software	33,414	32,112
Capital lease	4,764	4,764
Construction in progress	7,905	8,216
	854,129	833,376
Accumulated depreciation/amortization	(448,531)	(394,075)
	$405,598	$439,301

During third quarter 2008, Appleton completed the $125 million expansion project at its West Carrollton, Ohio paper mill. The following project costs were capitalized during 2008: $0.3 million of land and land improvements, $38.1 million of buildings and improvements, $86.9 million of machinery and equipment and $0.3 million of software. The Company recorded $2.3 million and $0.4 million of capitalized interest related to this project during 2008 and 2007, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.       OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):

	2009	2008
Environmental indemnification receivable	$47,100	$37,700
Alternative fuels tax credit receivable	925	-
Note receivable from Bemrose	-	1,449
Other	7,734	6,771
	$55,759	$45,920

Other noncurrent assets consist of the following (dollars in thousands):

	2009	2008
Deferred debt issuance costs	$12,786	$10,968
Other	3,108	2,941
	$15,894	$13,909

9.        OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	2009	2008
Compensation	$10,288	$4,776
Trade discounts	16,472	18,537
Workers’ compensation	4,460	4,489
Accrued insurance	1,864	1,744
Other accrued taxes	1,535	1,787
Postretirement benefits other than pension	3,609	3,329
Fox River Liabilities	47,100	37,700
Restructuring reserve	-	2,138
Other	6,925	9,002
	$92,253	$83,502

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.     LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	January 2, 2010	January 3, 2009
At January 2, 2010 the senior secured variable rate notes payable were at 6.625%, $542 due quarterly with $204,184 due June 2013. At January 3, 2009 the notes were at approximately 4.5%, $563 due quarterly with $209,812 due June 2014.	$211,225	$221,625
Secured term note payable at 14.25%, approximately $200 due monthly with $6,831 due December 2013. At January 3, 2009 the note was at 12.5%, approximately $200 due monthly with $6,943 due December 2013.	19,695	21,814
At January 2, 2010 the revolving credit facility was at approximately 6.7%. At January 3, 2009 the revolving credit facility was at approximately 4.0%.	88,225	83,734
Unsecured variable rate industrial development bonds, 0.6% average interest rate at January 2, 2010, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final payment due May 2017	7,965	8,780
State of Ohio loan at 1% until July 2011, then 3% until May 2019, approximately $30 due monthly and final payment due May 2019	2,856	-
Senior notes payable at 8.125%, due June 2011	17,491	109,450
Senior subordinated notes payable at 9.75%, due June 2014	32,195	150,000
Second lien notes payable at 11.25%, due December 2015	161,766	-
	550,068	604,053
Less obligations due within one year	(5,955)	(5,455)
	$544,113	$598,598

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On February 8, 2010, Appleton completed a voluntary refinancing of its debt to extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility. The refinancing included the sale of $305.0 million of 10.5% senior secured notes due June 2015 and a new five-year, asset-backed $100 million revolving credit facility. Proceeds from the sale of the senior secured notes, less expenses and discounts, were $292.2 million. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. It also contains an uncommitted accordion feature that allows the Company to increase the size of the revolving credit facility by up to $25 million if the Company can obtain commitments for the incremental amount. Borrowings under the new revolving credit facility will be limited to the sum of (a) 85% of the net amount of eligible accounts receivable and (b) the lesser of (i) 70% of the net amount of eligible raw materials and finished goods inventory or (ii) 85% of the net orderly liquidation value of such inventory. The Company’s borrowings under the revolving credit facility will initially bear interest at the Company’s option at either base rate plus 3.00% or LIBOR plus 4.00% per annum. Thereafter, the interest rate may be reduced (and subsequently may be increased up to the foregoing levels or reduced from time to time) based on measures of Appleton’s average monthly unused availability as defined in the revolving credit facility. Initial borrowing totaled $20.6 million. A majority of the proceeds from this refinancing transaction were used to repay, and thus terminate, the senior secured credit facilities which included senior secured variable rate notes payable of $211.2 million, plus interest, and the revolving credit facility of $97.1 million, plus interest. Remaining proceeds were used to pay related fees and expenses of the transaction.

The 10.5% senior secured notes due June 2015 rank senior in right of payment to all existing and future subordinated indebtedness of Appleton and equally in right of payment with all existing and future senior indebtedness of Appleton. The notes are secured by security interests in substantially all of the property and assets of Appleton and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of Appleton’s restricted subsidiaries (other than excluded restricted subsidiaries) and the parent entity. Initially, in addition to Appleton, this includes PDC, American Plastics Company, Inc., New England Extrusion Inc. and Appleton Papers Canada Ltd.

The revolving credit facility is guaranteed by PDC, each of PDC’s existing and future 100%-owned domestic and Canadian subsidiaries and each other subsidiary of PDC that guarantees the 10.5% senior secured notes due June 2015 including American Plastics Company, Inc. and New England Extrusion Inc. Lenders hold a senior first priority interest in (i) substantially all of the accounts, inventory, general intangibles, cash deposit accounts, business interruption insurance, investment property (including, without limitation, all issued and outstanding capital stock of the Company and each revolver guarantor (other than PDC) and all interests in any domestic or Canadian partnership, joint venture or similar arrangement), instruments (including all collateral security thereof), documents, chattel paper and records of the Company and each revolver guarantor now owned or hereafter acquired (except for certain general intangibles, instruments, documents, chattel paper and records of the Company or any revolver guarantor, to the extent arising directly in connection with or otherwise directly relating to equipment, fixtures or owned real property), (ii) all other assets and properties of the Company and each revolver guarantor now owned or hereafter acquired, and (iii) all proceeds of the foregoing. Lenders also hold a junior first priority security interest in (i) substantially all equipment, fixtures and owned real property of the Company and each revolver guarantor now owned or hereafter acquired, (ii) in each case solely to the extent arising directly in connection with or otherwise directly related to any of the foregoing, certain general intangibles, instruments, documents, chattel paper and records of the Company and each revolver guarantor now owned or hereafter acquired, and (iii) all proceeds of the foregoing. This revolving credit facility contains affirmative and negative covenants customary for similar credit facilities, which among other things, require that the Company meet a minimum fixed charge coverage ratio under certain circumstances and restrict the Company’s ability and the ability of the Company’s subsidiaries, subject to certain exceptions, to incur liens, incur or guarantee additional indebtedness, make restricted payments, engage in transactions with affiliates and make investments.

During 2009, Appleton made mandatory debt repayments of $5.3 million, plus interest, on its senior secured variable rate notes payable, secured term note payable and State of Ohio loans. At the end of 2009, Appleton used the proceeds of the sale of C&H to make an $8.1 million payment on the senior secured variable rate notes payable and to reduce the outstanding balance of the revolving credit facility. During 2009, Appleton borrowed $254.2 million and repaid $249.7 million against its revolving credit facility, leaving an outstanding balance of $88.2 million. Approximately $16.3 million of the revolving credit facility was used to support outstanding letters of credit. At January 2, 2010 there was approximately $40.5 million of unused borrowing capacity under the $145 million revolving credit facility for working capital and other corporate purposes. A commitment fee of 0.5% per annum is assessed on the unused borrowing capacity.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

This transaction exchanged $92.0 million of 8.125% senior notes for $92.0 million of newly issued 11.25% second lien notes payable due December 2015. For accounting purposes, this was considered a debt modification. As part of this transaction, Appleton paid $1.2 million of fees to the bondholders which included $0.9 million of additional 11.25% second lien notes issued as in-kind consent fees to the lenders agreeing to the exchange. These debt issuance costs will be amortized over the term of the second lien notes along with pre-existing unamortized debt issuance costs of the exchanged 8.125% notes. Third-party costs of $3.8 million were also incurred and recorded as selling, general and administrative expenses.

Appleton also exchanged $110.3 million of 9.75% senior subordinated notes for $66.2 million of newly issued 11.25% second lien notes payable due December 2015. This resulted in a debt reduction of $44.1 million. For accounting purposes, this exchange was considered debt extinguishment and $3.5 million of previously capitalized debt issuance costs related to the 9.75% notes were written off and recorded as debt extinguishment expense. Transaction costs of $5.8 million were paid. Of this $5.8 million of costs, $3.0 million was recorded as debt extinguishment expense and $2.8 million was capitalized and will be amortized over the term of the second lien notes. The $3.0 million of debt extinguishment expense included $2.7 million of additional 11.25% second lien notes issued as in-kind consent fees to the noteholders agreeing to the exchange. As a result of this transaction, $68.9 million of second lien notes were issued. A $37.4 million net gain on debt extinguishment was recorded in the Consolidated Statement of Operations related to the debt-for-debt exchange and the Second Amendment to the senior secured credit facilities (discussed below).

The 11.25% second lien notes due 2015 will accrue interest from the issue date at a rate of 11.25% per year and interest will be payable semi-annually in arrears on each June 15 and December 15, commencing on December 15, 2009. These notes are guaranteed by PDC and certain of present and future domestic and foreign subsidiaries that guarantee the senior secured credit facilities. Guarantors include PDC, American Plastics Company, Inc. and New England Extrusion Inc. The guarantees of these notes are second-priority senior secured obligations of the guarantors. They rank equally in right of payment with all of the guarantors’ existing and future senior debt, including guarantees of the senior secured credit facilities, and rank senior in right of payment to all of the guarantors’ existing and future subordinated debt. The guarantees of the 11.25% notes are effectively subordinated to all of the first priority senior secured debt of the guarantors, to the extent of the collateral securing such debt, including the guarantees of the senior secured credit facilities. These notes contain covenants that restrict Appleton’s ability and the ability of Appleton’s other guarantors to sell assets or merge or consolidate with or into other companies; borrow money; incur liens; pay dividends or make other distributions; make other restricted payments and investments; place restrictions on the ability of certain subsidiaries to pay dividends or other payments to Appleton; enter into sale and leaseback transactions; amend particular agreements relating to the transaction with former parent Arjo Wiggins Appleton Limited and the ESOP; and enter into transactions with certain affiliates. These covenants are subject to important exceptions and qualifications set forth in the indenture governing the 11.25% second lien notes due 2015. On January 29, 2010, Appleton received the requisite consents from the beneficial owners of the second lien notes to certain amendments to the indenture governing these notes in order to (i) permit a transaction pursuant to which the ESOP will cease to own at least 50% of PDC, without triggering a requirement on the part of the Company to make an offer to repurchase the second lien notes and (ii) permit a capital contribution or operating lease of the black liquor assets located at the Company’s Roaring Spring, Pennsylvania facilities to a newly formed joint venture with a third party in exchange for a minority equity interest in such joint venture.

In order to complete the debt-for-debt exchange, Appleton and its lenders under the senior secured credit facilities entered into the Second Amendment to the senior secured credit facilities on September 30, 2009. This Second Amendment cleared the way for Appleton to issue the second lien notes. Under the Second Amendment to the senior secured credit facilities, Appleton paid interest rates equal to LIBOR, but not less than 2%, plus 462.5 basis points for any amounts outstanding on the senior secured variable rate notes payable and, interest rates initially equal to LIBOR, but not less than 2%, plus 462.5 basis points for any amounts outstanding on the revolving credit facility. The Second Amendment to the senior secured credit facilities provided a grid under which the interest rates payable, for amounts outstanding on the revolving credit facility, may have been reduced, based on measures of Appleton’s total leverage as defined in the senior secured credit facilities. The Second Amendment also provided that the revolving credit facility would be reduced permanently by $5,000,000 on December 31, 2009, by $10,000,000 on March 31, 2010 and by an additional $15,000,000 on June 30, 2010. For accounting purposes, the amendment to the senior secured credit facilities was treated as a debt modification. The Company paid $2.5 million of fees to the creditors in conjunction with the amendment to the senior secured credit facilities. The debt issuance costs will be amortized over the term of the modified agreement along with pre-existing unamortized debt issuance costs as an adjustment to interest expense. Unamortized debt issuance costs of $0.2 million, relating to the revolving credit facility, were written off and recorded as debt extinguishment expense. Third-party costs of $0.5 million were also incurred and recorded as selling, general and administrative expenses.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On September 9, 2009, a third supplemental indenture to the indenture dated as of June 11, 2004, and governing the remaining  $17.5 million of 8.125% senior notes and a third supplemental indenture to the indenture dated as of June 11, 2004, and governing the remaining $32.2 million of 9.75% senior subordinated notes became effective. The supplemental indentures amend the original indentures to, among other things, eliminate substantially all of the restrictive covenants and certain events of default and related provisions.

During second quarter 2009, the Company received the proceeds of the $3.0 million Ohio State Loan. During July 2007, Appleton had entered into a new $12.1 million Loan and Security Agreement with the Director of Development of the State of Ohio, consisting of a $9.1 million State Assistance Loan and a $3.0 million State Loan (together “the Ohio Loans”). The proceeds of the $9.1 million State Assistance Loan were received in 2007. All proceeds of these Ohio Loans were used to fund a portion of the costs of acquiring and installing paper coating and production equipment at the Company’s paper mill in West Carrollton, Ohio.

During first quarter 2009, Appleton purchased $7.5 million, plus interest, of the 9.75% senior subordinated notes payable due June 2014. As these senior subordinated notes were purchased at a price less than face value, the Company recorded a $5.8 million gain on this purchase. Also as a result of this purchase, $0.4 million of deferred debt issuance costs were written off, resulting in a net gain of $5.4 million.

Appleton’s senior secured credit facilities contained and its senior secured term note payable contains provisions that require(d) Appleton to maintain specified financial ratios. Prior to the waivers and amendments discussed below, the most restrictive limitations were quarter-end debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than a 4.50 to 1.00 ratio as such terms are defined in the debt agreements. As a result of the significant downturn in Appleton’s business markets and the resulting loss reported for the three months ended January 3, 2009, Appleton was not in compliance with the leverage ratio covenant at January 3, 2009, which constituted events of default under the debt agreements. In order to waive the events of default existing at January 3, 2009, under the senior secured credit facilities and the senior secured term note payable, and to amend other provisions of the agreements, Appleton and its lenders entered into the following agreements in March 2009:

•	First Amendment to the senior secured credit facilities and
•	First Amendment to the senior secured term note payable.

Under the First Amendment to the senior secured credit facilities, Appleton paid interest rates equal to LIBOR, but not less than 2%, plus 450 basis points for any amounts outstanding on the senior secured variable rate notes payable and, interest rates initially equal to LIBOR, but not less than 2%, plus 450 basis points for any amounts outstanding on the revolving credit facility. The First Amendment to the senior secured credit facilities provided a grid under which the interest rates payable, for amounts outstanding on the revolving credit facility, could be reduced, based on measures of Appleton’s total leverage as defined in the senior secured credit facilities. Under the First Amendment to the senior secured term note payable, Appleton will pay an interest rate of 14.25% on the senior secured term note payable. For accounting purposes, the amendments to the senior secured credit facilities and the senior secured term note payable were treated as debt modifications. The Company paid $2.8 million of fees to the creditors in conjunction with the amendment to the senior secured credit facilities. These debt issuance costs were capitalized to be amortized over the term of the modified agreement along with pre-existing unamortized debt issuance costs as an adjustment to interest expense over the remaining term of the modified agreement. Unamortized debt issuance costs of $0.1 million, relating to the revolving credit facility, were written off. The unamortized debt issuance costs remaining after the writeoff were deferred to be amortized over the term of the modified revolving credit facility.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pursuant to the terms of the First Amendment to the senior secured credit facilities:

•	The maturity date for the revolving credit facility was June 5, 2012, and the maturity date for the senior secured variable rate notes payable was June 5, 2013;
•	Appleton was permitted up to $35 million of capital expenditures in 2009 and up to $40 million of capital expenditures in 2010, with no limit in 2011or thereafter;
•	Appleton could not make acquisitions until December 31, 2010;
•	Other restrictions were imposed on liens, indebtedness, investments, restricted payments and note repurchases;
•	Mandatory prepayments were increased from 50% to 75% of excess cash flow as defined in the senior secured credit facilities;
•
Financial covenants were modified to increase the total leverage ratio, to eliminate the interest coverage ratio, to add a senior secured leverage ratio, and to add a fixed charge coverage ratio, all as defined in the senior secured credit facilities and the First Amendment to the senior secured credit facilities.

As a result of the February 8, 2010 refinancing, the senior secured credit facilities were repaid in full and terminated.

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. Also during first quarter 2008, Appleton fixed the interest rate, at 5.4%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. As discussed below, one of the swap contracts was terminated in February 2009. The covenant violation at January 3, 2009 and subsequent waiver and amendment, in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the two interest rate swap contracts that were placed in 2008. As amended, the senior secured credit facilities contained interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, Appleton concluded it was remote that the original forecasted transactions would occur as originally documented and reclassified as a charge against 2008 earnings, within interest expense, $9.4 million of swap losses originally classified in other comprehensive loss. The events of default also triggered an event of default pursuant to a cross-default provision under one of the interest rate swap contracts. As a result of the cross-default, the counterparty elected to terminate the swap contract. In February 2009, Appleton and the counterparty resolved Appleton’s obligation under the swap contract with an agreement to pay $4.7 million over the nine-month period ending October 2009. During 2009, Appleton paid $4.7 million in accordance with the termination agreement. As of January 2, 2010, the remaining swap contract was recorded as a long-term liability of $3.8 million based on a fair value measurement using Level 2 inputs. The fair value of the interest rate swap derivative is primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine the discounted cash flows. In comparison to the fair value reported at year-end 2008 of $4.7 million, the current fair value of this long-term liability is $0.9 million lower, with this gain recorded in interest expense on the Consolidated Statement of Operations for the year ended January 2, 2010. As a result of the February 2010 voluntary refinancing, Appleton paid $5.0 million, including interest, to settle this derivative.

The senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), senior secured term note payable, as amended, and second lien notes contain affirmative and negative covenants. In general, the covenants contained in the senior credit facilities, as amended, were more restrictive than those of the second lien notes. Among other restrictions, the covenants contained in the senior credit facilities, as amended (prior to the February 2010 voluntary refinancing), and senior secured term note payable, as amended, require(d) Appleton to meet specified financial tests, including leverage and fixed charge coverage ratios, which become more restrictive over the term of the debt. The senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), and the senior secured term note payable, as amended, also contain(ed) covenants which, among other things, restrict Appleton’s ability and the ability of Appleton’s other guarantors of the senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), and the senior secured term note payable, as amended, to incur liens; engage in transactions with affiliates; incur or guarantee additional indebtedness; declare dividends or redeem or repurchase capital stock; make loans and investments; engage in mergers, acquisitions, consolidations and asset sales; acquire assets, stock or debt securities of any person; amend its debt instruments; repay other indebtedness; use assets as security in other transactions; enter into sale and leaseback transactions; sell equity interests in the Company’s subsidiaries; and engage in new lines of business. The senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), restricted Appleton's ability and the ability of Appleton’s other guarantors of the senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), to terminate the subchapter S corporation status of PDC or the qualified subchapter S subsidiary status of its subsidiaries eligible to elect such status; amend or terminate the ESOP; and amend other agreements related to the transaction with AWA.

The senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), contained a provision which defined an event of default to include defaults or events of default under other indebtedness as defined in the senior secured credit facilities. The senior secured term note payable, as amended, contains a provision which defines an event of default to include defaults or events of default under the senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), the senior notes, as amended, and the senior subordinated notes, as amended.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), were unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than two small foreign subsidiaries. In addition they were secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The senior secured term note payable, as amended, is unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by a lien on specified manufacturing equipment located in Appleton’s paper mill in West Carrollton, Ohio. The senior notes, as amended, and senior subordinated notes, as amended, are unconditionally guaranteed by PDC, American Plastics Company, Inc., Rose Holdings Limited and New England Extrusion Inc.

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

During the preparation of the first quarter 2009 Form 10-Q, the Company identified an error in the classification of the gain, in its 2008 Consolidated Statement of Cash Flows, associated with the above note repurchase transaction. The error affected cash flows from operating activities and cash flows from financing activities. The actual cash outlay for above transaction totaled $28.0 million. As discussed above, the Company appropriately recorded a $12.6 million gain. In accordance with ASC 230, “Statement of Cash Flows,” gains or losses on extinguishment of debt are financing activities and should be adjusted from the net income of the business to arrive at cash flows from operations. Appleton did not remove the non-cash gain on the extinguishment of debt from cash flows from operating activities resulting in equal but offsetting overstatements of cash flows from operations and cash outflows from financing activities on the Company’s Consolidated Statement of Cash Flows for the Twelve Months Ended January 3, 2009. This error had no impact on the Consolidated Statement of Operations and Consolidated Balance Sheet for 2008. After considering both quantitative and qualitative factors in accordance with accounting for misstatements, the Company determined that the errors were not material. This presentation has been corrected in the Consolidated Statements of Cash Flows found within Item 8 of this annual report. The following schedule lists the specific lines impacted by this correction (dollars in thousands).

Consolidated Statement of Cash Flows	As Corrected in	As Reported in
For the Year Ended January 3, 2009	2009 Form 10-K	2008 Form 10-K	Difference
Cash flows from operating activities:
(Gain) loss on debt extinguishment/Debt extinguishment expenses	$(11,598)	$1,012	$(12,610)
Net cash provided by operating activities	1,764	14,374	(12,610)

Cash flows from financing activities:
Payments of senior notes payable	(27,990)	(40,600)	12,610
Net cash provided by financing activities	57,635	45,025	12,610

    During November 2008, Appleton entered into an additional senior secured borrowing consisting of a five-year, $22 million term note payable bearing interest at 12.5% per annum. In March 2009, Appleton agreed with the noteholder to amend the terms of the senior secured note payable. Pursuant to the amendment, Appleton will pay an interest rate of 14.25% on the senior secured term note payable. In February 2010, Appleton and the noteholder amended the terms of the senior secured note payuable to eliminate a financial covenant and adjust the levels of the remaining financial covenants.

In June 2007, Appleton entered into a new $375 million senior secured credit facility consisting of a seven-year, $225 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which was initially set at 0.75% for base rate loans and 1.75% for LIBOR loans. Mandatory principal payments of $0.6 million are due quarterly with the remaining balance due June 5, 2014. It also provides access to a six-year, $150 million revolving credit facility. In March 2009, Appleton agreed with the lenders to amend the terms of the senior secured credit facility. Pursuant to the amendment, Appleton will pay interest rates equal to LIBOR, but not less than 2%, plus 450 basis points for any amounts outstanding on the senior secured variable rate notes payable and interest rates initially equal to LIBOR, but not less than 2%, plus 450 basis points for any amounts outstanding on the revolving line of credit facility (See additional discussion above.).

As of January 2, 2010, Appleton was in compliance with its various amended covenants and is forecasted to remain compliant throughout 2010. Appleton’s ability to comply with the financial covenants in the future depends on further debt reduction and achieving forecasted operating results. However, with the volatility being experienced in the current economic environment, it can be difficult to predict the ultimate impact of current economic trends on the Company’s future operating results. Given the uncertain global economies, continued constraints in the credit markets and other market uncertainties, there are various scenarios, including a reduction from forecasted operating results, under which Appleton could violate its financial covenants. Appleton’s failure to comply with such covenants or an assessment that it is likely to fail to comply with such covenants, could also lead Appleton to seek amendments to or waivers of the financial covenants. No assurances can be provided that Appleton would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Scheduled repayment of principal on long-term obligations outstanding at January 2, 2010, is as follows (dollars in thousands):

		Unaudited Proforma
	Obligations	As if 2010 Refinancing was
	Outstanding at January 2, 2010	in Place at January 2, 2010

2010	$5,955	$3,789
2011	23,902	21,735
2012	95,152	4,760
2013	219,211	14,485
2014	33,594	33,594
Thereafter	172,254	486,681
	$550,068	$565,044

11.      INCOME TAXES

In conjunction with the acquisition of Appleton, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result, its tax provision includes only foreign and minimal state and local income taxes. For 2009 the Company recorded a net tax provision of $0.3 million primarily for U.S. state and local income taxes. For 2008 the Company recorded a net tax benefit of $0.3 million primarily for Canadian income taxes. For 2007 the Company recorded a net tax provision of $0.3 million primarily for U.S. state and local income taxes.

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

All U.S. federal C corporation tax years are closed. Various Canadian and state tax years remain open. Reserves for uncertain tax positions, as they relate to these matters, are insignificant.

12.     LEASES

The Company leases buildings, machinery and equipment and other facilities. Many of these leases obligate the Company to pay real estate taxes, insurance and maintenance costs. Total rent expense was $7.7 million for 2009, $6.4 million for 2008 and $7.5 million for 2007.

Assets recorded under capital leases consist of the following (dollars in thousands):

	2009	2008
Building	$4,764	$4,764
Less accumulated depreciation	(4,240)	(3,715)
	$524	$1,049

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future minimum lease payments as of January 2, 2010, under leases that have initial or remaining non-cancelable terms in excess of one year are as follows (dollars in thousands):

	Capital	Operating
	Lease	Leases
2010	$718	$5,688
2011	47	3,387
2012	47	3,332
2013	47	1,633
2014	-	727
Thereafter	-	1,396

Total minimum lease payments	859	$16,163

Less amounts representing interest	(47)
Present value of minimum lease payments under capital lease	812
Less current principal portion	(685)
	$127

13.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the consolidated balance sheet at fair value using Level 2 observable market inputs such as forward exchange rates. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive loss and are subsequently reclassified into earnings when the underlying transactions occur and affect earnings. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $11.4 million as of January 2, 2010.

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. This interest rate swap was being accounted for as a cash flow hedge. As discussed in Note 10, Long-Term Obligations, the covenant violation at January 3, 2009 and subsequent waiver and amendment in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the interest rate swap contract. As amended, the senior secured credit facilities contain interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, this derivative was no longer designated as a hedging instrument. As a result of the February 2010 voluntary refinancing, Appleton paid $5.0 million, including interest, to settle this derivative.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the location and fair values of derivative instruments included in the Company’s consolidated balance sheet at year-end 2009 and 2008, respectively (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	January 2, 2010	January 3, 2009
Foreign currency exchange derivatives	Accounts receivable	$308	$-
Foreign currency exchange derivatives	Other current liabilities	(35)	(361)

Not Designated as a Hedge
Interest rate swap contract	Other long-term liabilities	(3,813)	(4,751)

The following table presents the location and amount of gains on derivative instruments and related hedge items included in the Company’s Consolidated Statement of Operations for the year ended January 2, 2010 and gains initially recognized in accumulated other comprehensive loss in the Consolidated Balance Sheet at January 2, 2010 (dollars in thousands):

Designated as a Hedge	Statement of Operations Location	January 2, 2010
Foreign currency exchange derivatives	Net sales	$82	Gain

		246	Gain recognized in AOCI

Not Designated as a Hedge
Interest rate swap contract	Interest expense	938	Gain

For a discussion of the fair value of financial instruments, see Note 14, Fair Value of Financial Instruments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	January 2, 2010		January 3, 2009
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
Senior subordinated notes payable	$32,195	$19,317	$150,000	$80,250
Senior notes payable	17,491	17,491	109,450	75,521
Second lien notes payable	161,766	161,766	-	-
Senior credit facility	211,225	211,225	221,625	162,894
Senior secured debt	19,695	19,695	21,814	21,814
Revolving credit facility	88,225	88,225	83,734	83,734
State of Ohio loans	10,821	10,941	8,780	7,978
Industrial development bonds	8,650	8,650	8,650	8,650
	$550,068	$537,310	$604,053	$440,841

Interest rate swap derivative	$3,813	$3,813	$4,751	$4,751

Though the senior subordinated notes payable, the senior notes payable and the second lien notes payable are traded in public markets, current trading activity is minimal. Therefore, the fair value of this debt was determined based on the outcome of the Company’s September 2009 debt-for-debt exchange. The senior subordinated notes payable were exchanged for newly issued second lien notes payable at 60% of par while the senior notes payable were exchanged for newly issued second lien notes payable at par. Also, since this debt exchange occurred recently, the fair value of the second lien notes payable is estimated to be at par. Prior to the February 2010 voluntary refinancing, the senior credit facility was traded in interbank markets and therefore, the fair value could be determined based on quoted market prices. Since, as a result of the refinancing, this $211.2 million of debt was repaid in full and terminated, it is reasonable to assess its fair value at par. The senior secured debt is not traded in public markets though, based on discussions with market makers for similar debt instruments, the fair value of this debt is equal to its carrying value. The fair value of the State of Ohio loans was determined based on current rates for similar financial instruments of the same remaining maturity and similar terms. The industrial development bonds have a variable interest rate that reflects current market terms and conditions. The fair value of the interest rate swap derivative is primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine the discounted cash flows that result in a measurement that is classified as Level 2 based on the accounting for fair value.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Pension Benefits	2009	2008
Change in benefit obligation
Benefit obligation at beginning of period	$303,301	$286,737
Effect of eliminating early measurement date	-	769
Service cost	5,301	6,155
Interest cost	19,501	17,952
Plan amendments	-	2,819
Actuarial loss	17,107	5,115
Curtailment gain	-	(823)
Benefits and expenses paid	(16,629)	(15,423)
Benefit obligation at end of period	$328,581	$303,301

Change in plan assets
Fair value at beginning of period	$193,545	$269,670
Effect of eliminating early measurement date	-	489
Actual return on plan assets	39,708	(71,487)
Employer contributions	10,348	10,296
Benefits and expenses paid	(16,629)	(15,423)
Fair value at end of period	$226,972	$193,545

Funded status of plans
Funded status at end of period	$(101,609)	$(109,756)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability-current	$(297)	$(224)
Accrued benefit liability-noncurrent	(101,312)	(109,532)
Net amount recognized	$(101,609)	$(109,756)

Key assumptions at end of period (%)
Discount rate	6.00	6.50
Rate of compensation increase	4.00	4.00

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amounts in accumulated other comprehensive loss on the consolidated balance sheet, net, that have not been recognized as components of net periodic benefit cost at January 2, 2010 and January 3, 2009, are as follows (dollars in thousands):

Accumulated other comprehensive loss	2009	2008
Net actuarial loss	$(96,311)	$(98,508)
Prior service cost	(3,983)	(4,522)
Total	$(100,294)	$(103,030)

The amount in accumulated other comprehensive loss that is expected to be recognized as components of net periodic benefit cost over the next year is as follows (dollars in thousands):

Actuarial loss	$2,614
Prior service cost	539
$3,153

The components of net periodic pension cost include the following (dollars in thousands):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	January 2,	January 3,	December 29,
Pension Benefits	2010	2009	2007
Net periodic benefit cost
Service cost	$5,301	$6,155	$7,640
Interest cost	19,501	17,952	16,926
Expected return on plan assets	(20,798)	(20,745)	(18,863)
Amortization of
Prior service cost	539	192	226
Actuarial loss	379	-	1,886
Curtailment charge	-	41	363
Net periodic benefit cost	$4,922	$3,595	$8,178
Key assumptions (%)
Discount rate	6.50	6.25	5.75
Expected return on plan assets	8.25	8.25	8.25
Rate of compensation increase	4.00	4.00	3.50

Expected future benefit payments are as follows (dollars in thousands):

2010	$16,049
2011	17,041
2012	18,022
2013	19,036
2014	20,115
2015 thru 2019	116,081
$206,344

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of the Company’s 2009 and 2008 measurement dates, the approximate asset allocations by asset category for Appleton’s U.S. pension plan were as follows:

	December 31, 2009	December 31, 2008
U.S. Equity	43%	45%
International Equity	12	3
Private Equity	3	4
Emerging Market Equity	9	4
High Yield	2	7
Fixed Income	25	28
Real Estate	6	9
Total	100%	100%

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

Total U.S. Equity (including private equity)	40%
Total International Equity	25%
Real Estate	6%
Bonds	29%

The investment policy objectives adopted by the Committee are designed to (a) provide benefit security to plan participants, (b) support accounting policy and funding goals, (c) maintain a target funded ratio to avoid adverse outcomes, and (d) promote stability and growth in funded status. The Committee is assisted by an investment advisor in managing the fund investments and establishing asset allocations and long-term return expectations. The investment advisor develops and maintains long-term return, risk and correlation expectations for a broad array of capital markets which the Committee uses in its monitoring activity.

The expected long-term rate of return on assets assumption is developed considering the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Expected returns for each asset class are developed using estimates of expected real returns plus expected inflation. Long-term expected real returns are derived from future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, the Company has selected 8.25% for both 2009 and 2008 as its long-term rate of return on assets assumption.

To develop the discount rate, a yield curve was generated based on a universe of over 500 Aa-graded noncallable bonds available in the market as of December 31, 2009. Then projected cash flows from Appleton’s plans were matched to spot rates along that yield curve to determine their present value. Finally, a single equivalent discount rate is calculated that produces the same present value as the spot rates. The universe of bonds included in the calculation of the discount rate are those with average yields between the 40th and 90th percentiles. Based on the methodology described above, Appleton has selected a discount rate of 6.0% for the pension plans.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the assets within the pension plan as of January 2, 2010 are as follows (dollars in thousands):

		Fair Value Measurements at January 2, 2010
		Quoted Prices	Significant	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Asset Category
Cash and cash equivalents		$219			$219

Public equity
U.S.	(a)	97,815			97,815
International	(a)	27,950			27,950
Emerging markets	(b)	20,289			20,289

Private equity	(c)			6,254	6,254

Fixed income
Government	(d)	12,911			12,911
Corporate bonds	(d)	32,653			32,653
High yield	(e)		4,669		4,669
Other	(d)	11,289			11,289

Real estate	(f)			12,923	12,923
		$203,126	$4,669	$19,177	$226,972

(a) U.S and international equity investments include investments in commingled funds that invest primarily in publicly traded equities. Equity investments are diversified across U.S. and non-U.S. stocks and are divided by investment style and market capitalization.
(b) Emerging markets equity investments include investments in commingled funds that invest primarily in publicly traded equities. Equity investments are diversified across non-U.S. stocks and are divided by country, investment style and market capitalization.
(c) Private equity assets consist primarily of investments in limited partnerships that invest in individual companies in the form of non-public equity or non-public debt positions. The plan’s private equity investments are limited to 5% of the total limited partnership and the maximum allowable loss cannot exceed the commitment amount.
(d) Fixed income securities include investments in commingled funds that invest in a diversified blend of investment grade fixed income securities.
(e) High yield fixed income securities include investments in commingled funds that invest in a diversified blend of non-investment grade fixed income securities.
(f) Investment in real estate is designed to provide stable income returns and added diversification based upon the historical low correlation between real estate and equity or fixed income investments. The plan’s real estate assets consist of a commingled fund that invests in a diversified portfolio of direct real estate investments.

Description of Fair Value Measurements
Level 1 – Quoted, active market prices for identical assets or liabilities. The pension plan’s Level 1 investments include foreign and domestic common stocks, mutual funds, collective funds and funds for employee benefit trust. Foreign and domestic common stocks are exchange traded and are valued at the closing price reported by the respective exchanges on the day of valuation.  Share prices of the funds, referred to as a fund's Net Asset Value (“NAV”), are calculated daily based on the closing market prices and accruals of securities in the fund's total portfolio (total value of the fund) divided by the number of  fund shares currently issued and outstanding. Redemptions of the mutual funds, collective trust funds and funds for employee benefit trust shares occur by contract at the respective fund’s redemption date NAV.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Level 2 – Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets. The pension plan’s Level 2 assets include mutual funds, collective trust funds, and funds for employee benefit trust. The NAVs of the funds are calculated monthly based on the closing market prices and accruals of securities in the fund's total portfolio (total value of the fund) divided by the number of fund shares currently issued and outstanding. Redemptions of the mutual funds, collective trust fund and funds for employee benefit trust shares occur by contract at the respective fund’s redemption date NAV.

Level 3 – Valuation techniques in which one or more significant inputs are unobservable in the marketplace. The pension plan’s Level 3 assets are primarily investment funds which invest in underlying groups of investment funds or other pooled investment vehicles that are selected by the respective funds’ investment managers. The investment funds and the underlying investments held by these investment funds are valued at fair value. In determining the fair value of these assets, management takes into account the estimated NAV of the underlying funds as well as any other considerations that may increase or decrease such estimated value.

While the Company believes its valuation methods for plan assets are appropriate and consistent with other market participants, the use of different methodologies or assumptions, particularly as applied to Level 3 assets described below, could have a material effect on the computation of their estimated fair values.

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2009 due to the following (dollars in thousands):

	2009 Changes in Fair Value Using
	Significant Unobservable Inputs (Level 3)
	Private	Real
	Equities	Estate	Total
Balance at beginning of period	$7,923	$16,862	$24,785
Realized losses	(52)	(127)	(179)
Unrealized losses	(1,456)	(5,159)	(6,615)
(Return of capital)/capital contribution	(136)	618	482
(Losses)/income	(25)	729	704
Balance at end of period	$6,254	$12,923	$19,177

Effective January 1, 2008, the Company amended the Appleton Papers Inc. Retirement Plan (the “Plan”) to provide that no non-union individuals hired or re-hired on or after January 1, 2008, shall be eligible to participate in the Plan. Also, plan benefits accrued under the Plan will be frozen as of April 1, 2008, with respect to Plan participants who elect to participate, effective April 1, 2008, in a “Mandatory Profit Sharing Contribution” under the Appleton Papers Inc. Retirement Savings and Employee Stock Ownership Plan (the “KSOP”) or January 1, 2015, in the case of any other Plan participants. These changes resulted in curtailment expense of $0.4 million in 2007 and a reduction in the pension benefit obligation of $9.8 million.

The Company expects to contribute approximately $15 million to its U.S. pension plan in 2010 for plan year 2009. The defined benefit plan provides that hourly employees receive payments of stated amounts for each year of service. Payments under the defined benefit plan covering salaried employees are based on years of service and the employees’ compensation during employment. At January 2, 2010, the accumulated benefit obligation for the defined benefit plans was approximately $326.3 million. At January 3, 2009, the accumulated benefit obligation for the deferred benefit plans was approximately $292.4 million.

Certain of Appleton’s hourly employees participate in a multi-employer defined benefit plan. Appleton’s cost for this plan was $1.6 million in 2009, $1.4 million in 2008 and $1.4 million in 2007. The Company has not recorded a liability for the unfunded amount related to this plan as the liability cannot be reasonably estimated.

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

16.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The status of these plans, including a reconciliation of benefit obligations and the funded status of the plans, as well as the key assumptions used in accounting for the plans, is as follows (dollars in thousands):

Other Postretirement Benefits	2009	2008
Change in benefit obligation
Benefit obligation at beginning of period	$48,693	$50,719
Effect of eliminating early measurement date	-	72
Service cost	664	931
Interest cost	2,990	3,079
Plan amendments	231	(206))
Actuarial loss (gain)	5,425	(2,820
Benefits and expenses paid	(3,785)	(3,082)
Benefit obligation at end of period	$54,218	$48,693

Funded status of plans
Funded status at end of period	$(54,218)	$(48,693)
Accrued benefit cost	$(54,218)	$(48,693)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability-current	$(3,609)	$(3,329)
Accrued benefit liability-noncurrent	(50,609)	(45,364)
Net amount recognized	$(54,218)	$(48,693)

Key assumptions at end of period
Discount rate	5.70%	6.40%
Valuation year medical trend	8.50%	9.00%
Ultimate medical trend	5.00%	5.00%
Year ultimate medical trend reached	2016	2016

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

To develop the discount rate, a yield curve was generated based on a universe of over 500 Aa-graded noncallable bonds available in the market as of December 31, 2009. Then, projected cash flows from Appleton’s plans were matched to spot rates along that yield curve to determine their present value. Finally, a single equivalent discount rate is calculated that produces the same present value as the spot rates. The universe of bonds included in the calculation of the discount rate are those with average yields between the 40th and 90th percentiles. Based on the methodology described above, Appleton has selected a discount rate of 5.70% for the postretirement benefit plan.

The January 2, 2010, accumulated postretirement benefit obligation (“APBO”) was determined using assumed medical care cost trend rates of 8.5%, decreasing one half percent each year to an ultimate rate of 5% in 2016. The January 3, 2009, APBO was determined using assumed medical care cost trend rates of 9%, decreasing one half percent each year to an ultimate rate of 5% in 2016.

The amounts in accumulated other comprehensive (loss) income in the consolidated balance sheet, net, that have not been recognized as components of net periodic benefit cost at January 2, 2010 and January 3, 2009, are as follows (dollars in thousands):

Accumulated other comprehensive loss	2009	2008
Net actuarial loss	$(7,740)	$(2,316)
Prior service cost	8,071	10,482
Total	$331	$8,166

The amount in accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost over the next year is shown below (dollars in thousands):

Amortization of:
Prior service credit	$1,960

As of January 1, 2008, the Company implemented a change to the plan options offered to pre-Medicare salaried retirees by removing HMO designs and offering a qualified high-deductible health plan.

The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Year Ended January 2, 2010	For the Year Ended January 3, 2009	For the Year Ended December 29, 2007
Net periodic benefit cost
Service cost	$664	$931	$834
Interest cost	2,990	3,079	2,590
Amortization of prior service cost	(2,180)	(2,156)	(2,156)
Amortization of net actuarial loss	-	3	-

Net periodic benefit cost	$1,474	$1,857	$1,268

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The key assumptions used in the measurement of the Company’s net periodic benefit cost are shown in the following table:

	For the Year Ended January 2, 2010	For the Year Ended January 3, 2009	For the Year Ended December 29, 2007

Discount rate	6.40%	6.10%	5.75%
Valuation year medical trend	9.00%	10.00%	11.00%
Ultimate medical trend	5.00%	5.00%	5.00%
Year ultimate medical trend reached	2017	2013	2013

Impact of a one percent change in medical trend rate (dollars in thousands):

	1% Increase	1% Decrease
Aggregate impact on service and interest cost	$80	$(78)
Effect on accumulated plan benefit obligation	1,446	(1,328)

Expected postretirement benefit payments for each of the next five years, and the aggregate from 2015 through 2019, are as follows (dollars in thousands):

2010	$3,609
2011	3,861
2012	4,022
2013	4,193
2014	4,328
2015 thru 2019	23,090
$43,103
17.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appleton Papers Inc. Long-Term Incentive Plan ("LTIP"). In July 2002, the Company adopted the Appleton Papers Canada Ltd. Share Appreciation Rights Plan. These plans provide officers and key employees the opportunity to be awarded phantom units, the value of which is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) prior to the grant date or the exercise date, as applicable. As of January 2, 2010, the fair market value of one share of PDC common stock was $13.26. The phantom units generally vest after three years. Vested units may be exercised by the participant, in whole or in part, at any time on or before the applicable unit expiration date. Each plan year, phantom units may be exercised only during the two exercise window periods as established by the Compensation Committee of Appleton’s board of directors and communicated in writing to the participants. The phantom units shall expire, and cease to be exercisable, at the earliest of the following times: (1) ten years after the grant date; (2) the close of the second exercise window that occurs after the participant’s termination of employment with the Company due to death, disability or retirement; (3) the close of the first exercise window that occurs after the participant’s termination of employment for any reason other than death, disability or retirement; or (4) immediately on termination of employment with the Company for any reason, if the phantom units are not vested as of the employment termination date. The phantom units are settled in cash upon exercise.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company adopted ASC 718, “Compensation – Stock Compensation,” effective January 1, 2006. The adoption did not have a significant impact on the Company as, consistent with prior years, compensation expense for the phantom units is recognized based on the intrinsic value of the vested units at the end of each period. Upon adoption, the Company elected to recognize expense based on straight-line vesting of the units. There was no expense activity for this plan during 2008 and 2009 as a result of a decline in share price. The Company recorded a reduction to compensation expense of $0.1 million in 2009 and $3.1 million in 2008 within selling, general and administrative expenses. Compensation expense for these plans was $0.1 million in 2007. Based on the Company’s common stock price as of January 2, 2010, the Company had no unrecognized compensation expense related to nonvested phantom units granted under the plans. Since the inception of the Plan, 2,603,670 phantom units have been granted, 644,560 phantom units have been forfeited and 413,770 phantom units have been exercised, leaving an outstanding balance of 1,545,340 phantom units. A summary of 2007 - 2009 activity within these plans is as follows:

	Weighted Average Grant Unit Price	Grant Units	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (dollars in thousands)
Outstanding, December 30, 2006	$26.29	840,117
Granted	33.62	337,000
Exercised	22.39	(119,017)
Forfeited or expired	28.47	(115,533)
Outstanding, December 29, 2007	$29.13	942,567	7.9	$4,034
Exercisable, December 29, 2007	$20.62	129,050	5.3	$1,650

Outstanding, December 29, 2007	$29.13	942,567
Granted	33.41	365,000
Exercised	20.91	(31,640)
Forfeited or expired	32.41	(143,767)
Outstanding, January 3, 2009	$30.32	1,132,160	7.5	$182
Exercisable, January 3, 2009	$26.78	536,160	6.3	$182

Outstanding, January 3, 2009	$30.32	1,132,160
Granted	21.35	477,000
Exercised	10.00	(7,220)
Forfeited or expired	28.40	(56,600)
Outstanding, January 2, 2010	$27.72	1,545,340	7.3	$25
Exercisable, January 2, 2010	$29.38	754,340	6.0	$25

    During 2007, 119,017 phantom units were exercised at an appreciation value of approximately $1.3 million. During 2008, 31,640 phantom units were exercised at an appreciation value of approximately $0.3 million. During 2009, 7,220 phantom units were exercised at an appreciation value of approximately $0.1 million. As of January 2, 2010, a liability of approximately $25,000 is included in the consolidated balance sheet, all of which is classified as short-term and represents 7,640 fully vested units. As a result of the decline in share price, there is currently no liability for unvested units as of January 2, 2010 since the current value is below the grant price.

    Effective January 3, 2010, the Company adopted a long-term restricted stock unit plan ("RSU") to provide key management employees, who are in a position to make a significant contribution to the growth and profitability of Appleton, the opportunity to be rewarded for improved stock performance that aligns with long-term shareholder interests.  The RSU provides for future cash payments based on the value of PDC common stock, as determined by the semi-annual valuation provided by the ESOP trustee. The Compensation Committee of the board will establish the number of units granted each year in accordance with the Compensation Committee’s stated goals and policies. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. All units are vested three years after the award date and paid at vesting. The cash payment upon vesting of a unit is equal to the value of PDC common stock at the most recent valuation date times the number of units exercised. The Compensation Committee approved an aggregate total for the 2010 year of up to 219,000 units. Recipients are required to enter into a non-compete and non-solicitation agreement in order to receive units under the RSU which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to RSU units.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of phantom units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of units to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as established under the terms of the ESOP as of the prior December 31 and June 30, respectively. This deferred compensation vests coincidental with the board member’s continued service on the board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. During 2009, expense for this plan was approximately $0.1 million. During 2008, expense for this plan was approximately $0.1 million. During 2007, expense for this plan was approximately $0.2 million.

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

The United States Environmental Protection Agency (“EPA”) published a notice in 1997 that it intended to list the Lower Fox River on the National Priorities List of Contaminated Sites pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act, (“CERCLA” or “Superfund”). The EPA identified seven potentially responsible parties (“PRPs”) for PCB contamination in the Lower Fox River, including NCR Corporation (“NCR”), Appleton, Georgia-Pacific, P.H. Glatfelter Company, WTMI Co., owned by Chesapeake Corporation, Riverside Paper Corporation and U.S. Paper Mills Corp., which is now owned by Sonoco Products Company.

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

The EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River. Certain PRPs have initiated preliminary work under a work plan and are negotiating to reach a funding arrangement to complete the work plan.

Appleton and NCR filed a lawsuit in January 2008 in federal court against various defendants, including other PRPs and certain municipalities, in an effort to require contribution to the cost of cleaning up PCB-contaminated sediment in the Fox River. In December 2009, the court granted the defendants’ motion for summary judgment, dismissing the claim. Appleton and NCR intend to appeal this decision.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Accordingly, Appleton has recorded a reserve for its potential liability for the Lower Fox River. At January 3, 2009, this reserve was $152.0 million. During 2009, $82.7 million of payments were made from the reserve. In addition, as the result of an analysis of Appleton’s estimated remaining potential liability that was completed during 2009, the reserve was increased by $6.4 million. This resulted in a remaining reserve of $75.7 million as of January 2, 2010, of which $47.1 million is recorded in other accrued liabilities and $28.6 million is recorded as a long-term environmental liability.

The following assumptions were used in evaluating Appleton’s potential Lower Fox River liability and establishing a remediation reserve:

•	total remediation costs of $690 million, based on the most recent bids received with a range from $594 million to $900 million;

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

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million in satisfaction of its unindemnified portion of the Fox River Liabilities. AWA paid $170.3 million in connection with Fox River Liabilities through 2009. At January 2, 2010, the total indemnification receivable from AWA was $75.7 million, of which $47.1 million is recorded in other current assets and $28.6 million is recorded as an environmental indemnification receivable.

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy provides up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. At January 2, 2010, the policy had $79.7 million of remaining coverage which is sufficient to cover Appleton’s currently estimated share of the Fox River Liabilities. AWA’s obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Legal Proceedings

In September 2007, Appleton commenced litigation against Andritz BMB AG and Andritz, Inc. The claims asserted included breach of obligations under a February 2007 agreement to perform certain engineering services which also granted Appleton an option to purchase certain equipment and services relating to an off-machine paper coating line. This matter proceeded to trial and, on May 14, 2009, Appleton received a favorable jury verdict. The defendant filed post-trial motions in response to the verdict. On August 11, 2009, an Outagamie County, Wisconsin judge denied the defendant’s post-trial motions seeking to overturn the jury’s verdict and granted Appleton’s motion to enter judgment in favor of Appleton in the amount of $29.1 million plus 12% interest annually beginning as of January 9, 2009. The defendant has appealed the final judgment. The case will be reviewed by the Wisconsin Court of Appeals, which will determine whether the judgment should stand. Due to the appeal, no gain has been recorded, though ultimate resolution of the litigation could have a material effect on Appleton’s financial results.

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

19.     CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures (dollars in thousands):

	For the Year Ended January 2, 2010	For the Year Ended January 3, 2009	For the Year Ended December 29, 2007
Cash paid during the period for:
Interest	$47,631	$45,278	$45,020
Income taxes	137	287	811

Cash received during the period for:
Income tax refunds	$480	$702	$6,454

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base. The Company does not believe it is dependent upon any single customer. Sales to the Company’s two largest customers each represented approximately 8% and 4% of net sales in 2009, 8% and 6% of net sales in 2008 and 10% and 7% of net sales in 2007.

Within the technical papers business, the Company’s five largest customers in the coated solutions segment accounted for approximately 33% of coated solutions nets sales in 2009 and 38% of coated solutions net sales in 2008 and 2007. The five largest customers in the thermal papers segment accounted for approximately 41% of thermal papers net sales in 2009, 36% of thermal papers net sales in 2008 and 39% of thermal papers net sales in 2007. Sales to the Company’s five largest customers in the performance packaging segment accounted for approximately 32% of total segment net sales in 2009, 32% of total segment sales in 2008 and 34% of total segment sales in 2007.

Base stock is a key raw material in the Company’s business. During 2009, the Company purchased approximately $99 million of base stock from external suppliers. Approximately $26 million of this base stock was purchased for the production of carbonless products with approximately 77% purchased from one external supplier. The Company purchased approximately $56 million of base stock for the production of thermal products with approximately 54% purchased from a single external supplier. During 2008, the Company purchased approximately $135 million of base stock from external suppliers. Approximately $45 million of this base stock was purchased for the production of carbonless products with approximately 96% purchased from two external suppliers. The Company purchased nearly $83 million of base stock for the production of thermal products with approximately 53% purchased from a single external supplier. During 2007, the Company purchased approximately $121 million of base stock from external suppliers. Approximately $49 million of this base stock was purchased for the production of carbonless products with approximately 99% purchased from three external suppliers. The Company purchased nearly $71 million of base stock for the production of thermal products with approximately 65% purchased from a single external supplier.

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

Eligible participants, as “named fiduciaries” under ERISA, were offered a one-time irrevocable election to acquire a beneficial interest in the common stock of PDC by electing to direct the transfer of all or a portion of their existing account balances in the KSOP and the 401(a) plan (Appleton Papers Inc. Retirement Medical Savings Plan) to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $106.8 million. All proceeds of the offering were used by the ESOP trustee to purchase 10,684,373 shares of PDC common stock. As a result of this purchase, the ESOP owns 100% of the common stock of PDC. The ESOP trustee is expected to purchase common stock from PDC with future pre-tax deferrals made by employees. The Company also intends to fund a significant part of its matching contribution commitment with common stock of PDC. The Company’s matching contributions charged to expense amounted to $4.0 million in 2009, $5.8 million in 2008 and $6.7 million in 2007.

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. Covenants in the agreements providing for the senior credit facility (prior to the February 2010 voluntary refinancing) and indentures governing the second lien notes, senior notes (prior to the September 2009 amendment) and senior subordinated notes (prior to the September 2009 amendment) restrict Appleton’s ability to pay dividends to PDC, which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may conflict with the terms of the senior credit and note agreements. During 2007, 2008 and 2009, Appleton exercised its right to satisfy requests for distributions to former participants using five equal annual installments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2009, the ESOP trustee purchased 265,330 shares of PDC redeemable common stock for an aggregate price of $4.1 million from pre-tax deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. The Company’s matching deferrals over this same period resulted in an additional 257,272 shares of redeemable common stock being issued. As a result of hardship withdrawals, diversification elections, employee terminations and employee loan requests, 1,069,397 shares of PDC redeemable common stock were repurchased during 2009 at an aggregate price of $21.2 million.

In 2008, the ESOP trustee purchased 262,752 shares of PDC redeemable common stock for an aggregate price of $6.4 million from pre-tax deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. The Company’s matching deferrals over this same period resulted in an additional 234,378 shares of redeemable common stock being issued. As a result of hardship withdrawals, diversification elections, employee terminations and employee loan requests, 969,987 shares of PDC redeemable common stock were repurchased during 2008 at an aggregate price of $27.9 million.

In 2007, the ESOP trustee purchased 232,868 shares of PDC redeemable common stock for an aggregate price of $7.7 million from pre-tax deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. The Company’s matching deferrals over this same period resulted in an additional 202,540 shares of redeemable common stock being issued. As a result of hardship withdrawals, diversification elections and employee terminations, 868,888 shares of PDC redeemable common stock were repurchased during 2007 at an aggregate price of $28.6 million.

In accordance with the ASC 480, “Distinguishing Liabilities from Equity,” redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of January 2, 2010. The earliest redemption date, as mandated by federal law, occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. Due to reductions to the share price on June 30, 2009, and again on December 31, 2009, the Company reduced the redeemable common stock accretion by $12.8 million for the year ended January 2, 2010. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $134 million has been determined. The redeemable common stock recorded book value as of January 2, 2010, was $122 million. Since the inception of the ESOP, approximately $55 million of accretion has been recorded. The fair value of the redeemable common stock is determined by an independent, third-party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Such valuations are made as of June 30 and December 31. Until the independent valuation is received, the fair value of the stock is estimated by management. The interim estimates as of the first and third quarter of each year may differ from the values determined by the appraiser as of June 30 and December 31. Adjustments, if any, as of the first quarter and third quarter of each year, will be recorded when the independent valuation is received. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

22.     UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for 2009 includes the following (dollars in thousands):

	For the Three Months Ended April 5, 2009	For the Three Months Ended July 5, 2009	For the Three Months Ended October 4, 2009	For the Three Months Ended January 2, 2010	For the Year Ended January 2, 2010
Net sales	$212,550	$213,411	$222,347	$213,832	$862,140
Gross profit	41,741	50,220	46,765	39,153	177,879
Operating income (loss)	7,423	18,290	7,891	(1,629)	31,975
Income (loss) from continuing operations	1,163	7,244	31,443	(14,718)	25,132
Net income (loss)	1,163	7,244	31,443	(14,718)	25,132

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following narrative relates to the quarterly presentation of income (loss) from continuing operations. During 2009, the Company registered with the Internal Revenue Service as an alternative fuel mixer for which it earned an alternative fuels tax credit of $17.7 million for alternative fuel usage throughout the year. Of this fuels tax credit, $8.0 million was recorded during second quarter 2009, $5.0 million was recorded during third quarter 2009 and $4.7 million was recorded during fourth quarter 2009, all as a reduction to cost of sales. This tax credit expired on December 31, 2009. Appleton recorded debt extinguishment income of $42.6 million during 2009. Of this, $5.4 million, recorded in the first quarter of 2009, was the result of Appleton’s purchase of $7.5 million of the 9.75% senior subordinated notes payable due June 2014. These purchases were deeply discounted and resulted in the recorded gain. Another $37.4 million net gain on debt extinguishment was recorded in the third quarter of 2009 related to the debt-for-debt exchange and the Second Amendment to the senior secured credit facilities. Appleton performed its annual goodwill impairment analysis during fourth quarter 2009 and, as a result, recorded a $6.3 million impairment charge within the performance packaging business. During the fourth quarter 2009, Appleton recorded a $0.8 million gain related to the sale of C&H Packaging Company, Inc.

Unaudited quarterly financial data for 2008 includes the following (dollars in thousands):

	For the Three Months Ended March 30, 2008	For the Three Months Ended June 29, 2008	For the Three Months Ended September 28, 2008	For the Three Months Ended January 3, 2009	For the Year Ended January 3, 2009
Net sales	$236,612	$250,113	$255,675	$224,769	$967,169
Gross profit	54,922	50,954	44,502	36,351	186,729
Operating income (loss)	10,304	10,438	(13,328)	(32,530)	(25,116)
Income (loss) from continuing operations	21,375	274	(25,807)	(46,075)	(50,233)
Income (loss) from discontinued operations, net of income taxes	25	(42,950)	(4,224)	--	(47,149)
Net income (loss)	21,400	(42,676)	(30,031)	(46,075)	(97,382)

As discussed in Note 3 “Dispositions,” it was determined that the initial reserve of $1.5 million, related to the Bemrose note receivable, should have been recorded within continuing operations at year-end 2008, at which time the reserve was initially recorded in (loss) income from discontinued operations in the 2008 Form 10-K. Management assessed the error in accordance with accounting for misstatements and concluded the error is immaterial to the consolidated financial statements as of January 3, 2009, taken as a whole. This presentation has been corrected in the Consolidated Statements of Operations found in Item 8 of this annual report and for the three months ended January 3, 2009 in the table above.

23.      SEGMENT INFORMATION

The Company’s four reportable segments are as follows:  coated solutions, thermal papers, security papers and performance packaging. The accounting policies applicable to these reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, business development costs not associated with specific segments, interest income, interest expense, debt extinguishment (income) expense, foreign currency gains and losses, the nonrecurring litigation settlement and other (income) loss.

Carbonless paper products comprise the largest component of the coated solutions segment. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. Within the coated solutions business, Appleton produces coated products for point-of-sale displays and other design and print applications and offer custom coating solutions. Carbonless products are sold directly to converters, business forms printers and merchant distributors who stock and sell carbonless paper to printers. Through its Encapsys® facility, Appleton provides encapsulation technologies and encapsulated products.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The thermal papers segment focuses on the development of substrates for the transaction and item identification markets. Thermal paper is used in four principal market segments: (1) point-of-sale products for retail receipts and coupons; (2) label products for shipping, warehousing, medical and clean-room applications; (3) tag and ticket products for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart products for engineering, industrial and medical diagnostic charts. Point-of-sale products are sold to printers and converters who in turn sell to end-user customers or to resellers such as office supply stores, office superstores, warehouse clubs, mail order catalogs, equipment dealers, merchants and original equipment manufacturers. Label products are sold to companies who apply pressure sensitive adhesive coatings and release liners and then sell these products to label printers. Tag, ticket and chart grades are sold to specialty printing companies who convert them to finished products such as entertainment, lottery and gaming tickets, tags, coupons and medical charts.

The security papers segment produces products with features that resist forgery and counterfeiting. Appleton’s portfolio of products incorporates security technologies including watermarks, taggants, embedded threads and fibers and machine-readable technologies to serve global markets. Its focus is on checks and business and government documents such as automobile titles and birth certificates, and on the emerging brand protection market for products like pharmaceuticals, labels and packaging.

The performance packaging segment produces high-quality single and multilayer polyethylene films for packaging applications. It also converts some of its film products into vacuum pouches that are then sold to packing operations. Film products are sold to film converters and packaging producers who serve the food, personal care, medical, household and industrial products industries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Year Ended January 2, 2010	For the Year Ended January 3, 2009	For the Year Ended December 29, 2007
Net sales
Technical Papers
Coated solutions	$444,185	$540,594	$573,843
Thermal papers	281,229	280,296	257,075
Security papers	36,941	34,025	32,335
	762,355	854,915	863,253

Performance packaging	99,785	112,254	101,841
Total	$862,140	$967,169	$965,094
Operating income (loss)
Technical Papers
Coated solutions	$46,975	$30,905	$52,383
Thermal papers	(10,541)	(11,924)	7,176
Security papers	9,204	3,388	3,482
	45,638	22,369	63,041

Performance packaging	(1,965)	(34,292)	6,225
Unallocated corporate charges and business development costs	(11,698)	(13,193)	(18,484)
Total	$31,975	$(25,116)	$50,782

Depreciation and amortization
Technical Papers
Coated solutions	$33,142	$35,181	$40,330
Thermal papers	20,044	14,314	14,309
Security papers	2,761	3,045	2,804
	55,947	52,540	57,443

Performance packaging	12,071	45,731	5,794
Unallocated corporate charges	357	770	572
Total	$68,375	$99,041	$63,809

During the year ended January 2, 2010, the Company recorded a $17.7 million alternative fuels tax credit as a reduction to cost of sales, of which, $14.3 million was allocated to coated solutions and $3.4 million to security papers. Also during the year ended January 2, 2010, the Company recorded $4.3 million of costs, within unallocated corporate charges and business development costs, associated with the debt-for-debt exchange.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As discussed in Note 4 of the Notes to Consolidated Financial Statements, the Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired and therefore, during fourth quarter 2009, performed its annual goodwill impairment analysis on the films reporting unit, which is the only reporting unit, of the performance packaging business. As a result of this analysis, it was determined that the carrying value of performance packaging goodwill exceeded the implied fair value of its goodwill. A $6.3 million impairment charge was recorded during fourth quarter 2009. The Company recorded a $17.7 million goodwill impairment charge during third quarter 2008 within its performance packaging business and, due to continuing soft business conditions, an additional impairment charge of $21.9 million was recorded during the fourth quarter ended January 3, 2009. These impairment charges are included within the performance packaging operating loss and depreciation and amortization lines above.

No restructuring expense was recorded during the year ended January 2, 2010. During 2008, the Company recorded restructuring costs within its reportable segments as follows: $1.6 million in coated solutions, $0.8 million in thermal papers, $0.1 million in security papers and $0.1 million in unallocated corporate charges and business development costs. During 2007, Appleton recorded restructuring costs within its reportable segments as follows: $0.1 million in coated solutions, $0.2 million in thermal papers, $0.2 million in performance packaging and $0.9 million in unallocated corporate charges and business development costs.

Revenues from sales in the U.S. were $637.8 million in 2009, $698.4 million in 2008 and $701.9 million in 2007. Revenues from sales to customers in foreign countries were $224.3 million in 2009, $268.8 million in 2008 and $263.2 million in 2007. Substantially all long-lived assets were located in the U.S. as of January 2, 2010, January 3, 2009, and December 29, 2007.

24.      ALTERNATIVE FUELS TAX CREDIT

The U.S. Internal Revenue Code provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. In February 2009, Appleton began mixing black liquor with diesel fuel and using the mixture at its mill in Roaring Spring, Pennsylvania. The Company applied to the Internal Revenue Service to be registered as an alternative fuel mixer and received its registration in May 2009. As of January 2, 2010, Appleton filed for excise tax refunds totaling $17.2 million and accrued $0.5 million for eligible alternative fuel usage through January 2, 2010 to be included in subsequent filings. As of the end of year 2009, $0.9 million is recorded as a receivable in other current assets in the accompanying Consolidated Balance Sheet. Accordingly, the Consolidated Statement of Operations for the year ended January 2, 2010 includes a $17.7 million tax credit as a reduction to cost of sales. Expenses related to this excise tax refund total $0.2 million for the year ended January 2, 2010. As of March 1, 2010, the entire $17.7 million has been received in cash from the Internal Revenue Service.

25.     GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior notes, as amended, and senior subordinated notes, as amended, which have been guaranteed by PDC (the “Parent Guarantor”), C&H (prior to its December 18, 2009 sale), American Plastics Company, Inc., Rose Holdings Limited and New England Extrusion Inc., each of which is a 100%-owned subsidiary of Appleton (the “Subsidiary Guarantors”), and second lien notes which have been guaranteed by the Parent Guarantor, C&H (prior to its December 18, 2009 sale), American Plastics Company, Inc. and New England Extrusion Inc. These guarantees are full, unconditional and joint and several. Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited and Bemrose Security & Promotional Printing Limited were Subsidiary Guarantors that were classified as discontinued operations during 2008 and as of December 29, 2007 and disposed of in third quarter 2008 as discussed in Note 3 to the Consolidated Financial Statements.

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a 100%-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of January 2, 2010 and January 3, 2009, and for the years ended January 2, 2010, January 3, 2009, and December 29, 2007. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.

The senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), and the senior secured term note payable, as amended, as well as the second lien notes place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

JANUARY 2, 2010

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$9,161	$1	$801	$-	$9,963
Accounts receivable, net	-	76,248	9,099	5,237	-	90,584
Inventories	-	110,174	8,596	2,172	-	120,942
Other current assets	47,100	8,337	77	245	-	55,759
Total current assets	47,100	203,920	17,773	8,455	-	277,248

Property, plant and equipment, net	-	385,120	20,469	9	-	405,598
Investment in subsidiaries	179,787	96,505	-	-	(276,292)	-
Other assets	28,612	66,611	19,863	48	-	115,134
Total assets	$255,499	$752,156	$58,105	$8,512	$(276,292)	$797,980

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$5,955	$-	$-	$-	$5,955
Accounts payable	-	58,075	1,841	104	-	60,020
Due to (from) parent and affiliated companies	354,893	(319,769)	(29,028)	(6,096)	-	-
Other accrued liabilities	-	94,306	1,097	2,068	-	97,471
Total current liabilities	354,893	(161,433)	(26,090)	(3,924)	-	163,446

Long-term debt	-	544,113	-	-	-	544,113
Other long-term liabilities	-	189,689	-	126	-	189,815
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	(99,394)	179,787	84,195	12,310	(276,292)	(99,394)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$255,499	$752,156	$58,105	$8,512	$(276,292)	$797,980

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR JANUARY 2, 2010
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$760,327	$99,785	$45,240	$(43,212)	$862,140
Cost of sales	-	601,070	82,938	43,701	(43,448)	684,261

Gross profit	-	159,257	16,847	1,539	236	177,879
Selling, general and administrative expenses	-	114,538	23,445	1,580	-	139,563
Goodwill impairment	-	-	6,341	-	-	6,341

Operating income (loss)	-	44,719	(12,939)	(41)	236	31,975
Interest expense	12,628	51,291	65	-	(12,693)	51,291
Debt extinguishment income, net	-	(42,602)	-	-	-	(42,602)
Interest income	-	(13,028)	(65)	(2)	12,693	(402)
(Gain) loss in equity investments	(37,760)	11,486	-	-	26,274	-
Other income	-	(470)	-	(1,633)	325	(1,778)

Income (loss) before income taxes	25,132	38,042	(12,939)	1,594	(26,363)	25,466
Provision for income taxes	-	282	1	51	-	334

Net income (loss)	$25,132	$37,760	$(12,940)	$1,543	$(26,363)	$25,132

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR JANUARY 3, 2009
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$856,388	$112,246	$58,132	$(59,597)	$967,169
Cost of sales	-	690,282	92,852	56,900	(59,594)	780,440

Gross profit	-	166,106	19,394	1,232	(3)	186,729
Selling, general and administrative expenses	-	153,049	14,513	2,060	-	169,622
Goodwill impairment	-	-	39,645	-	-	39,645
Restructuring and other charges	-	2,578	-	-	-	2,578

Operating income (loss)	-	10,479	(34,764)	(828)	(3)	(25,116)
Interest expense	12,151	54,267	153	-	(12,304)	54,267
Debt extinguishment income, net	-	(11,598)	-	-	-	(11,598)
Interest income	-	(15,797)	(153)	(67)	14,946	(1,071)
Loss in equity investments	85,231	34,149	-	-	(119,380)	-
Other (income) loss	-	(18,594)	-	2,654	(273)	(16,213)
Loss from continuing operations
before income taxes	(97,382)	(31,948)	(34,764)	(3,415)	117,008	(50,501)
(Benefit) provision for income taxes	-	(48)	49	(269)	-	(268)

Loss from continuing operations	(97,382)	(31,900)	(34,813)	(3,146)	117,008	(50,233)
(Loss) income from discontinued operations, net of income taxes	-	(53,331)	3,540	-	2,642	(47,149)

Net loss	$(97,382)	$(85,231)	$(31,273)	$(3,146)	$119,650	$(97,382)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR DECEMBER 29, 2007
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$862,528	$101,697	$62,867	$(61,998)	$965,094
Cost of sales	-	655,074	81,174	59,452	(61,962)	733,738

Gross profit	-	207,454	20,523	3,415	(36)	231,356
Selling, general and administrative expenses	-	161,893	14,430	2,393	413	179,129
Restructuring and other charges	-	1,305	140	-	-	1,445

Operating income	-	44,256	5,953	1,022	(449)	50,782
Interest expense	11,059	48,347	-	4	(11,059)	48,351
Debt extinguishment expense, net	-	1,572	-	-	-	1,572
Interest income	-	(17,464)	-	(73)	15,061	(2,476)
(Income) loss in equity investments	(4,752)	7,161	-	-	(2,409)	-
Other income	-	(254)	-	(1,173)	315	(1,112)
(Loss) income from continuing operations before income taxes	(6,307)	4,894	5,953	2,264	(2,357)	4,447
Provision for income taxes	-	142	22	89	-	253

(Loss) income from continuing operations	(6,307)	4,752	5,931	2,175	(2,357)	4,194
Loss from discosntinued operations, net of income taxes	-	-	(14,916)	-	4,415	(10,501)

Net (loss) income	$(6,307)	$4,752	$(8,985)	$2,175	$2,058	$(6,307)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JANUARY 2, 2010
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$25,132	$37,760	$(12,940)	$1,543	$(26,363)	$25,132
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	-	56,456	5,572	6	-	62,034
Impairment of continuing operations	-	-	6,341	-	-	6,341
Other	-	(34,919)	-	(1,633)	-	(36,552)
Change in assets and liabilities, net	42,521	(69,211)	2,835	1,765	26,363	4,273

Net cash provided (used) by operating activities	67,653	(9,914)	1,808	1,681	-	61,228
Cash flows from investing activities:
Proceeds from sale of equipment	-	27	-	-	-	27
Net change in cash due to sale of C&H Packaging, Inc.	-	16,875	-	-	-	16,875
Additions to property, plant and equipment	-	(22,851)	(1,705)	-	-	(24,556)

Net cash used by investing activities	-	(5,949)	(1,705)	-	-	(7,654)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(10,400)	-	-	-	(10,400)
Payments of senior subordinated notes payable	-	(1,687)	-	-	-	(1,687)
Debt acquisition costs	-	(8,642)	-	-	-	(8,642)
Payments relating to capital lease obligation	-	(731)	-	-	-	(731)
Proceeds from revolving line of credit	-	254,201	-	-	-	254,201
Payments of revolving line of credit	-	(249,710)	-	-	-	(249,710)
Proceeds from State of Ohio loan	-	3,000	-	-	-	3,000
Payments of State of Ohio loan	-	(958)	-	-	-	(958)
Payments of secured financing	-	(2,120)	-	-	-	(2,120)
Due to parent and affiliated companies, net	(50,626)	53,677	(167)	(2,884)	-	-
Proceeds from issuance of redeemable common stock	4,135	-	-	-	-	4,135
Payments to redeem common stock	(21,162)	-	-	-	-	(21,162)
Decrease in cash overdraft	-	(13,717)	-	-	-	(13,717)

Net cash (used) provided by financing activities	(67,653)	22,913	(167)	(2,884)	-	(47,791)
Effect of foreign exchange rate changes on cash and cash equivalents	-	-	-	-	-	-
Change in cash and cash equivalents	-	7,050	(64)	(1,203)	-	5,783
Cash and cash equivalents at beginning of period	-	2,111	65	2,004	-	4,180
Cash and cash equivalents at end of period	$-	$9,161	$1	$801	$-	$9,963

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JANUARY 3, 2009
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(97,382)	$(85,231)	$(31,273)	$(3,146)	$119,650	$(97,382)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	-	53,298	6,085	13	-	59,396
Impairment of continuing operations	-	-	39,645	-	-	39,645
Impairment of discontinued operations	-	-	43,745	-	-	43,745
Other	-	9,417	266	2,654	-	12,337
Change in assets and liabilities, net	107,936	(55,008)	10,283	462	(119,650)	(55,977)

Net cash provided (used) by operating activities	10,554	(77,524)	68,751	(17)	-	1,764
Cash flows from investing activities:
Proceeds from sale of equipment	-	159	-	-	-	159
Net change in cash balance upon sale of Bemrose Group Limited	-	5,806	(6,805)	-	-	(999)
Additions to property, plant and equipment	-	(95,884)	(3,650)	-	-	(99,534)

Net cash used by investing activities	-	(89,919)	(10,455)	-	-	(100,374)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(2,813)	-	-	-	(2,813)
Payments of senior notes payable	-	(27,990)	-	-	-	(27,990)
Debt acquisition costs	-	(279)	-	-	-	(279)
Payments relating to capital lease obligation	-	(731)	-	-	-	(731)
Proceeds from revolving line of credit	-	396,707	-	-	-	396,707
Payments of revolving line of credit	-	(312,973)	-	-	-	(312,973)
Payments of State of Ohio loan	-	(325)	-	-	-	(325)
Proceeds from secured financing	-	22,000	-	-	-	22,000
Payments of secured financing	-	(186)	-	-	-	(186)
Due to parent and affiliated companies, net	10,950	56,531	(67,478)	(3)	-	-
Proceeds from issuance of redeemable common stock	6,426	-	-	-	-	6,426
Payments to redeem common stock	(27,930)	-	-	-	-	(27,930)
Increase in cash overdraft	-	5,729	-	-	-	5,729

Net cash (used) provided by financing activities	(10,554)	135,670	(67,478)	(3)	-	57,635
Effect of foreign exchange rate changes on cash and cash equivalents	-	317	-	-	-	317
Change in cash and cash equivalents	-	(31,456)	(9,182)	(20)	-	(40,658)
Cash and cash equivalents at beginning of period	-	33,567	9,247	2,024	-	44,838
Cash and cash equivalents at end of period	$-	$2,111	$65	$2,004	$-	$4,180

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 29, 2007
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(6,307)	$4,752	$(8,985)	$2,175	$2,058	$(6,307)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	-	57,997	12,274	18	-	70,289
Impairment of discontinued operations	-	-	8,039	-	-	8,039
Other	-	10,940	2,307	(1,173)	-	12,074
Change in assets and liabilities, net	(90,921)	102,532	(2,440)	243	(2,058)	7,356

Net cash (used) provided by operating activities	(97,228)	176,221	11,195	1,263	-	91,451
Cash flows from investing activities:
Proceeds from sale of equipment	-	4	40	-	-	44
Additions to property, plant and equipment	-	(57,411)	(4,389)	(26)	-	(61,826)

Net cash used by investing activities	-	(57,407)	(4,349)	(26)	-	(61,782)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(196,095)	-	-	-	(196,095)
Proceeds from senior secured notes payable	-	225,000	-	-	-	225,000
Payments of senior notes payable	-	(17,345)	-	-	-	(17,345)
Payments of senior subordinated notes payable	-	(7,000)	-	-	-	(7,000)
Proceeds from State of Ohio financing	-	9,105	-	-	-	9,105
Debt acquisition costs	-	(2,321)	-	-	-	(2,321)
Payments relating to capital lease obligation	-	(731)	-	-	-	(731)
Proceeds from revolving lines of credit	-	67,550	6,446	-	-	73,996
Payments of revolving lines of credit	-	(67,550)	(6,632)	-	-	(74,182)
Due to parent and affiliated companies, net	118,210	(118,858)	1,770	(1,122)	-	-
Proceeds from issuance of redeemable common stock	7,659	-	-	-	-	7,659
Payments to redeem common stock	(28,641)	-	-	-	-	(28,641)
Increase in cash overdraft	-	6,100	-	-	-	6,100

Net cash provided (used) by financing activities	97,228	(102,145)	1,584	(1,122)	-	(4,455)
Effect of foreign exchange rate changes on cash and cash equivalents	-	(351)	-	-	-	(351)
Change in cash and cash equivalents	-	16,318	8,430	115	-	24,863
Cash and cash equivalents at beginning of period	-	17,249	817	1,909	-	19,975
Cash and cash equivalents at end of period	$-	$33,567	$9,247	$2,024	$-	$44,838

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Appleton and PDC maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrants in the reports filed or submitted by the registrants under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The registrants carried out an evaluation, under the supervision and with the participation of their management, including the principal executive officer and principal financial officer of both of the registrants, of the effectiveness, design and operation of their disclosure controls and procedures pursuant to Rule 15d – 15(f) under the Exchange Act. Based on that evaluation, the principal executive officer and principal financial officer of both registrants concluded that its disclosure controls and procedures are effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Appleton’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The registrants’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the registrants’ financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of January 2, 2010. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the internal control over financial reporting was effective as of January 2, 2010.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the registrants’ internal control over financial reporting or identified in connection with the evaluation discussed above that occurred during the registrants’ last quarter that have materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table presents information as of March 1, 2010, regarding the executive officers and directors of Appleton and PDC.

Name	Age	Position
Mark R. Richards	50	Chairman, President, Chief Executive Officer and a Director of Appleton, and Chairman, President, Chief Executive Officer and a Director of PDC

Stephen P. Carter	58	Director of Appleton and PDC

Terry M. Murphy	61	Director of Appleton and PDC

Ronald A. Pace	62	Director of Appleton and PDC

Andrew F. Reardon	64	Director of Appleton and PDC

Susan Scherbel	51	Director of Appleton and PDC

Kathi P. Seifert	60	Director of Appleton and PDC

Kerry S. Arent	49	Vice President, Human Resources of Appleton

M. Kathleen Bolhous	50	Vice President and General Manager, Performance Packaging of Appleton

Thomas J. Ferree	52	Senior Vice President Finance, Chief Financial Officer and Treasurer of Appleton, and Chief Financial Officer and Treasurer of PDC

Jeffrey J. Fletcher	57	Controller of Appleton, and Assistant Treasurer and Controller of PDC

Sarah T. Macdonald	45	Vice President, Carbonless Business Unit of Appleton

James C. Tyrone	55	Senior Vice President of Appleton

Kent E. Willetts	52	Vice President, Strategic Development of Appleton

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

Stephen P. Carter. Mr. Carter joined Appleton and PDC as a Director in July 2004. Mr. Carter is currently a consultant and a director of Blackhawk Bancorp., Inc., a publicly held bank holding company and a director of Hollister, Incorporated, a privately held medical device company. Mr. Carter has been a director of Blackhawk Bancorp, Inc. since 2003. Mr. Carter retired as the Executive Vice President, Chief Financial Officer and Treasurer for Woodward Governor Company in August 2005, a position he held since January 2003. Mr. Carter graduated with a bachelor’s degree from Brigham Young University in 1973 and is a CPA in Illinois. Mr. Carter's financial background as a certified public accountant, a consultant and director of a bank holding company and as the former Executive Vice President, Chief Financial Officer and Treasurer for a large industrial company, as well as his leadership experience in these positions and as a director of a medical device company, led to the conclusion that he should serve as a director of Appleton and PDC.

Terry M. Murphy. Mr. Murphy joined Appleton and PDC as a Director in June 2007. Mr. Murphy has been Executive Vice President and Chief Financial Officer of A.O. Smith since joining the company in 2006. From 1999 to 2005, Mr. Murphy held various executive management positions at Quanex Corporation and in his last position at Quanex Corporation served as its Senior Vice President and Chief Financial Officer. Murphy earned a bachelor’s degree from the University of Wisconsin-LaCrosse in 1970 and a master’s degree in business administration from Marquette University in 1974. He also earned a Juris Doctor degree from Seton Hall University School of Law in 1980 and is a certified public accountant. Mr. Murphy's financial background as a certified public accountant, former Senior Vice President and Chief Financial Officer for a large vehicular and building products manufacturing company, and as the current Executive Vice President and Chief Financial Officer for a large diversified manufacturing company, as well as his leadership experience in these positions, his graduate degree in business and degree in law, led to the conclusion that he should serve as a director of Appleton and PDC.

Ronald A. Pace. Mr. Pace has been a Director of Appleton and a Director of PDC since January 2003. Mr. Pace has been President Kitchen & Bath–Americas for Kohler Company from March 2006 to September of 2008 when he retired from Kohler. He currently consults with Kohler, is a director of Road America located in Elkhart Lake, Wisconsin, and is an Adjunct Professor at Marquette’s Graduate School of Business Administration. From June 1999 to March 2006, Mr. Pace served as Sector President Plumbing – Americas for Kohler Company. Mr. Pace received his bachelor’s degree (Economics/Chemistry) in 1969 and a master’s degree in business administration (Finance/Marketing) in 1972 from the University of Connecticut. Mr. Pace's business experience as a current consultant and former division President for a large diversified manufacturing company, a director of a well-renowned road racing venue, adjunct professor teaching graduate business courses at a major university, as well as his leadership experience in these positions and his graduate degree in business, led to the conclusion that he should serve as a director of Appleton and PDC.

Andrew F. Reardon. Mr. Reardon joined Appleton and PDC as a Director in June 2007. Mr. Reardon retired in November 2008 as the Chairman and Chief Executive Officer of TTX Company, positions he held since June 1, 2008. Prior to June 1, 2008, he was the President and Chief Executive Officer of TTX Company, positions he held since 2001. He currently consults with TTX and is a principal in the law firm of Reardon & Chasar, L.P.A., located in Cincinnati, engaged in business and transportation law and representation before legislative bodies. He joined TTX in 1992 as Vice President of Human Resources and Labor Relations. He later served as Vice President of Law and Human Resources and was named President of the company in 2000. TTX is the largest supplier of leased railcars in North America. Mr. Reardon earned a bachelor’s degree from the University of Notre Dame (English) in 1967 and a Juris Doctor degree from the University of Cincinnati in 1974. He also earned a L.L.M. degree in taxation from Washington University Law School in 1975. Mr. Reardon's business and legal experience as a principal in a law firm, current consultant and former Chief Executive Officer and Vice President of Law and Human Resources for a major North American railcar supply company, as well as his leadership experience in these positions and his graduate degree in law, led to the conclusion that he should serve as a director of Appleton and PDC.

Susan Scherbel. Ms. Scherbel has been a Director of Appleton and a Director of PDC since January 2002. Ms. Scherbel is employed by Bellview Associates, a financial consulting firm she co-founded in March 2001. Ms. Scherbel graduated with a bachelor’s degree (Government and Economics) from Harvard College in 1979, a Juris Doctor degree from Georgetown University in 1982 and a masters of law degree from Georgetown University in 1986. After graduating from law school, Ms. Scherbel specialized in the area of Federal Taxation with a strong focus on employee funding structures. From 1985 to 1987, she held an advisory position at the U.S. Department of Treasury under which she assumed primary responsibility for ESOP legislation and regulation. Following her Treasury appointment, Ms. Scherbel served as a managing director for Merrill Lynch’s Investment Banking Division until 2001 when she left to form Bellview Associates. Ms. Scherbel’s expertise and significant experience with ESOP funding and administration, her extensive financial and tax law experience as an advisor to the U.S. Department of Treasury and as a director of a major investment banking firm, as well as her leadership experience in such positions and her graduate degree in law, led to the conclusion that she should serve as a director of Appleton and PDC.

Kathi P. Seifert. Ms. Seifert joined Appleton and PDC as a Director in July 2004. Ms. Seifert retired as Executive Vice President and Group President of Global Personal Care Products for Kimberly-Clark Corporation in June 2004, a position she held since 1999. Ms. Seifert is also currently a director of Eli Lilly and Company, Revlon Consumer Products Corporation, Supervalu, Inc. and Lexmark, Inc. She has served as a director of Eli Lilly and Company and Revlon Consumer Products Corporation since 2005, and has served as a director of Supervalu, Inc. and Lexmark, Inc. since 2006. Ms. Seifert served as a director of Albertson's, Inc. in 2005. Ms. Seifert also serves on the Board of Directors for the U.S. Fund for UNICEF, the Fox Cities Performing Arts Center, and New North. Ms. Seifert graduated with a bachelor’s degree from Valparaiso University in 1971. Ms. Seifert's business experience as the former Executive Vice President and division Group President of a global manufacturer of family and personal care products, and as a director of a global pharmaceutical company, cosmetics and personal care products company, grocery retailing company, and printing and imaging products manufacturing company, as well as her leadership experience in these positions, led to the conclusion that she should serve as a director of Appleton and PDC.

Kerry S. Arent. Ms. Arent has been Vice President Human Resources of Appleton since July 2009. Ms. Arent previously served as Executive Director Human Resources from February 2008 to 2009 and as Human Resources director since 1997. Ms. Arent joined Appleton in 1982 and served in a number of human resources roles from 1982 to 1997. Ms. Arent received her bachelor’s degree (Business Administration, Human Resources) from the University of Wisconsin-Oshkosh in 1982. Ms. Arent holds a Senior Professional Human Resources certification since 2005.

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

Thomas J. Ferree. Mr. Ferree has been the Senior Vice President Finance and Chief Financial Officer of Appleton since February 2010. Mr. Ferree was the Vice President Finance and Chief Financial Officer of Appleton October 2006 through January 2010 and Treasurer of Appleton and Chief Financial Officer and Treasurer of PDC since November 2006. Prior to joining Appleton, Mr. Ferree served as Senior Vice President of Finance and Chief Financial Officer of Wells’ Dairy, Inc. since 2003. Mr. Ferree received his bachelor’s degree (Business Administration, Accounting) from the University of Iowa in 1979 and he received his master’s degree in finance from the University of Iowa in 1980.

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

Sarah T. Macdonald. Ms. Macdonald has been the Vice President, Carbonless Business Unit since February 2010. Ms. Macdonald was the Vice President, Global Sales and General Manager, International from October 2008 through January 2010 prior to which she was the Vice President and General Manager, International after joining Appleton in October 2005. Prior to joining Appleton, she held senior sales and marketing management positions with U.S. Can Corporation for nine years and was named the Executive Vice President of Sales and Marketing in 2005. Ms. Macdonald studied French and business studies at West Kent College and earned a professional certification for international trade and finance, law and marketing in 1985.

James C. Tyrone. Mr. Tyrone joined Appleton in February 2010 as Senior Vice President. Prior to joining Appleton he held a variety of executive roles in the paper industry for 18 years, including most recently, Senior Vice President, Sales and Marketing, for NewPage Corporation. He was also the Senior Vice President of Sales and Marketing in the MeadWestvaco Papers Group and President of the Fine Paper Division for the Mead Corporation. Mr. Tyrone earned his bachelor’s degree (BS, Chemical Engineering) from the University of Virginia in 1977 and earned his MBA from Harvard University in 1983.

Kent E. Willetts. Mr. Willetts has been the Vice President of Strategic Development since February 2010. Mr. Willetts was the Vice President of Marketing and Strategy November 2005 when he joined Appleton through January 2010. Prior to joining Appleton, he worked for Kimberly-Clark Corporation for 18 years. He held executive marketing positions that included responsibility for new product development and introduction including Vice President of Global Brand Equity, Family Care; Vice President of Global Brand Equity and New Business, Family Care; Director, Brand Positioning and Advertising for Family Care; and Marketing Director for Kleenex. Mr. Willetts is a graduate of Northwestern University’s Kellogg Graduate School of Management where he earned a master’s degree in business administration in 1987. He earned a bachelor’s degree in business administration from the University of Wisconsin-Parkside in 1982.

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

PDC has entered into a security holders agreement with Appleton on terms substantially similar to those described above to provide for the manner in which PDC will vote its shares of Appleton’s common stock in connection with the election of directors of Appleton’s board of directors. In addition to the election of directors, the agreement prohibits Appleton from issuing capital stock to any person other than PDC or making, or permitting any of Appleton’s subsidiaries to make, any acquisition in a single transaction or series of related transactions with a fair market value in excess of $100 million, in each case without the prior written consent of PDC. Pursuant to the terms contained in the Company’s indebtedness agreements, the security holders agreement may not be amended except under limited circumstances.

Pursuant to the agreements above, Mr. Richards, Ms. Seifert, Mr. Murphy and Mr. Reardon were nominated by Mr. Richards, Appleton’s chief executive officer, and elected to the boards of directors of PDC and Appleton. Mr. Pace, Mr. Carter and Ms. Scherbel were jointly nominated by Mr. Richards and the ESOP Trust and elected to the boards of directors of PDC and Appleton.

The board of directors of PDC has an Audit Committee responsible for, among other things, providing assistance to the board of directors in fulfilling its responsibility to the ESOP participants relating to financial accounting and reporting practices and the quality and integrity of PDC financial reports. Effective January 1, 2010, members of the committee include: Mr. Carter, Mr. Reardon and Ms. Scherbel. Mr. Carter serves as the Audit Committee Chair. The boards of directors of PDC and Appleton have determined that Mr. Carter is an “audit committee financial expert” as defined under the applicable rules of the SEC. Mr. Carter is an “independent director” as that term is defined under the listing standards of the Nasdaq Stock Market, Inc. The charter for the Audit Committee can be found on Appleton’s website at www.appletonideas.com (investor information section).

The board of directors of Appleton has a Compensation Committee responsible for authorizing the compensation of the Chief Executive Officer subject to ratification by the board of directors, approving the compensation of the named executive officers based on the recommendations of the Chief Executive Officer and reviewing the compensation of the other executive officers. The Compensation Committee also has authority for administration of the Long-Term Incentive Plan. Effective January 1, 2010, members of the committee include: Mr. Pace, Mr. Murphy and Ms. Seifert. Mr. Pace serves as the Compensation Committee Chair. See “Item 11. Executive Compensation—Compensation Discussion and Analysis,” below. The charter for the Compensation Committee is available at www.appletonideas.com (investor information section).

The board of directors of Appleton has a Corporate Governance Committee for the purpose of developing, recommending and evaluating best corporate governance practices applicable to Appleton, including those related to director compensation, nomination of directors, election of members to board committees and board education and practices. Effective January 1, 2010, members of the committee include: Ms. Scherbel, Mr. Murphy, Mr. Reardon, Mr. Richards and Ms. Seifert. Ms. Scherbel serves as the Corporate Governance Committee Chair. The charter for the Corporate Governance Committee can be found on Appleton’s website at www.appletonideas.com (investor information section).

The Company has adopted a Code of Business Conduct and Ethics that applies to the directors, officers and employees of PDC and Appleton, including the principal executive officer, principal financial officer and principal accounting officer and controller of PDC and Appleton. This Code of Business Conduct and Ethics is posted on Appleton’s Internet web site at www.appletonideas.com (investor information section). The Company intends to timely disclose, on the website, any amendments to, or waivers from, certain provisions of the Code of Business Conduct and Ethics that apply to the principal executive officer, principal financial officer and principal accounting officer and controller of PDC and Appleton. Appleton has also adopted other best practices including the following:

•	The boards of Appleton and PDC regularly approve Appleton’s CEO succession plan.

•	The independent directors meet regularly without the CEO present.

•	Appleton has adopted guidelines for executive investment in PDC stock.

Appleton maintains an Enterprise Risk Management (“ERM”) function. The purpose of ERM is to maximize the Company’s ability to achieve its business objectives. The ERM function creates a comprehensive approach to anticipate, identify, prioritize and manage material risks to Appleton’s business objectives. The boards and its committees receive regular reports from the ERM Committee regarding the ERM Committee’s activities, findings, conclusions and recommendations. The charter for the ERM function can be found at Appleton’s website at www.appletonideas.com (investor information section).

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

•	support Appleton’s strategic business goals; and

•	act in the best interests of Appleton’s beneficial owners, the participants in the ESOP.

Compensation Elements. Appleton’s executive compensation includes base salary, annual performance-based incentive pay, long-term performance-based incentive pay and benefits, including general benefits available to all employees and specific executive benefits. The Compensation Committee believes these elements of executive compensation provide the proper incentives and rewards for increasing shareholder value. Base salary provides market competitive compensation for executive management and leadership at a level that will attract highly qualified professionals. Annual performance-based incentive pay, in amounts based on market competitive values, provides an incentive for executives to contribute their full skill and energy to achieve Appleton’s annual performance goals. Long-term performance-based incentive pay provides executives with direct rewards for multi-year business performance that contributes to shareholder value over several years. Employee benefits provide health, welfare and retirement income benefits that enable employees, including executives, to maintain good health and provide financial security for employees and families in order to remain focused on Appleton’s success. Appleton provides all elements of executive compensation in amounts determined based on targeting median market compensation levels paid by similarly-sized businesses within Appleton’s labor market for executive talent. The mix of elements of compensation is based on the proportion of those elements of executive compensation paid in the market.

Performance-Based Compensation. When Company performance exceeds pre-established target goals for the year, performance-based pay elements (annual and long-term incentive) allow for compensation that exceeds the median market compensation. Conversely, when performance falls short of targeted goals, performance-based pay elements allow for compensation below median market compensation levels.

The Compensation Committee believes that this combination of cash and equity-based compensation supports the objectives of the executive compensation program described above. First, these vehicles allow Appleton to provide a competitive compensation package based on prevailing market practices. At the same time, a significant portion of target compensation is variable “at-risk” pay tied to both short-term performance and long-term performance. Variable pay for short-term performance is capped to protect the business from annual “windfall” results. The Compensation Committee believes these awards support Appleton’s pay-for-performance philosophy by linking pay amounts to Appleton’s level of performance and the achievement of Appleton’s strategic goals. The Compensation Committee believes that Appleton’s executive compensation program is not structured to encourage management to take unreasonable or excessive risks relating to Appleton’s business. Instead, the Compensation Committee believes that the compensation programs encourage management to take a balanced approach that focuses on delivering annual results and contributing to shareholder value. The pay that is fixed and at risk varies by position. As shown in the table below, Appleton’s emphasis on pay-for-performance resulted in performance-based compensation representing a significant portion of the total target compensation of the named executive officers in fiscal year 2009. Executive compensation includes more pay at risk than that of other employees in the organization.

2009 Total Direct Compensation Mix at Target Company Performance

	Fixed (Salary)	Pay at Risk (Annual and Long-Term Incentives)(1)
Mark R. Richards Chairman, President, Chief Executive Officer and a Director of Appleton, and Chairman, President, Chief Executive Officer and a Director of PDC	28%	72%
Thomas J. Ferree Senior Vice President Finance, Chief Financial Officer and Treasurer of Appleton, and Chief Financial Officer and Treasurer of PDC	39%	61%
Sarah T. Macdonald Vice President, Carbonless Business Unit of Appleton	45%	55%
Kent E. Willetts Vice President, Strategic Development of Appleton	42%	58%
Kerry S. Arent(2) Vice President, Human Resources of Appleton	57%	43%

(1)
Calculated using annual incentive paid at target and 1 year of long-term incentive expected value based on a Black-Scholes valuation methodology. The assumptions used for a January 1, 2009 valuation are: Expected life: 6.5 years (mid-point of 3 and 10 years vesting period); Dividend yield: 0% (plan does not pay dividends); Risk Free rate: 1.9% (based on Treasury Constant Maturities yield curve); Volatility 35% (based on peer group volatility for previous 6.5 years). The LTIP grant as of January 1, 2009 is valued at $8.26 per share with a $21.43 per share grant price.

(2)	Reflects 6 months as Executive Director and 6 months as Vice President.

Market Survey Process. The Compensation Committee determines median market pay by means of market surveys and analyses conducted every other year by nationally recognized, non-employee executive compensation consultants who report to the Compensation Committee. Appleton’s consultants use broad-based surveys of general industry companies of similar revenue size. Market survey data comes from companies with revenues between $530 million and $1.4 billion, regressed to Appleton’s revenue size. This sample was chosen because it best represents Appleton’s labor market for executive talent, which is broader than the paper industry, and provides a reasonable sample size that allows Appleton to track changes in the labor market for executive talent. Appleton’s vice president of human resources provides the consultant with descriptions of Appleton’s executives’ responsibilities but does not participate in the market surveys or analyses. The vice president of human resources also provides organizational and technical support to the Compensation Committee by coordinating the work of the compensation consultant and providing relevant information about company policies and practices. The Chief Executive Officer (the “CEO”) provides a description of Appleton’s business but does not participate in the market surveys or analyses. In the years in which the consultant does not conduct a full market survey and analysis, the consultant instead provides the Compensation Committee with a general rate of market increase for executive compensation and the rate of increase is applied to the market pay determined in the prior year’s analysis.

The Compensation Committee engaged Towers Perrin, who reports to the Compensation Committee, as the compensation consultant to conduct a compensation survey in 2009. Their findings, after reviewing all elements of total compensation, including base salary, target bonus and most recent grant of stock appreciation rights, showed that, in the aggregate, Appleton’s target compensation is competitive with the external market.

In 2009, Towers Perrin was paid $45,189 in fees for executive compensation consulting, and $249,286 in fees for retirement consulting.

Compensation Decisions. The Compensation Committee reviews and approves individual executive salaries based on the market pay for the executive’s position and the executive’s general level of performance in the position. At times, prior salary may influence a decision on current salary. An executive fully performing the duties of a position will be paid full median market pay for that position. An executive not yet fully performing in a position may receive less than median market pay. An executive making contributions significantly in excess of those expected for the position may receive greater than median market pay. The Compensation Committee uses quantitative and qualitative metrics and exercises some judgment in determining achievement of the overall company and division performance goals and assessing the named executive’s individual performance for the prior year. The Compensation Committee uses an evaluation of individual performance in determining increases to base salary and awarding annual performance-based incentive compensation and long-term compensation.

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

Annual Performance-Based Incentive Plan. Beginning in 2009, Appleton’s annual performance-based incentive for all eligible employees, including executives, is measured by Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (70% weighting) and Cash Conversion Days (CCD) (30% weighting). These measures are components of the previously used Business Value Added (BVA) measure, thus resulting in an easier to understand, but conceptually similar measure. The Annual Performance-Based Incentive Plan allows for adjustments, as recommended by the Chief Financial Officer and approved by the Compensation Committee, to the calculation of EBITDA. These adjustments are restricted to special circumstances such as restructuring, refinancing, acquisitions, divestitures or other items the committee determines should be adjusted and is then referred to as Adjusted EBITDA. Adjustments in 2009 were made for gains and expenses associated with the bond exchange, goodwill impairments and the sale of C&H Packaging. Incentive payouts will reflect performance levels relating to Adjusted EBITDA and CCD performance measures for the Company or Division level. EBITDA is an indicator of Appleton’s profitability and financial performance and is calculated as follows: EBITDA equals Net Income (including incentive accrual expense) plus Interest, Taxes, Depreciation, Amortization.

CCD is a measure of Appleton’s effective cash management by monitoring days outstanding (DO). CCD is calculated as Accounts Receivable DO plus Inventory DO minus Accounts Payable DO. The cash conversion cycle measures the time between outlay of cash and the cash recovery. Cash conversion cycles are based on four primary factors: (1) the number of days it takes customers to pay what they owe; (2) the number of days it takes Appleton to make its product; (3) the number of days the product sits in inventory before it is sold; and (4) the length of time Appleton has to pay its vendors.

Performance below Adjusted EBITDA threshold will result in no annual performance-based incentive compensation and a threshold performance will result in a 20% of target payment. In 2009, targets were set at a level of improvement from the prior year for the performance groups listed below. Incentives awarded to Ms. Macdonald are measured against Adjusted EBITDA and CCD for the Technical Papers (TP) Division. All other named executive officers are measured against Adjusted EBITDA and CCD for all of Appleton.

2009 Performance Goals ($millions)

	All Appleton Adjusted EBITDA	TP Division Adjusted EBITDA	All Appleton & TP Division CCD
Outstanding Plus	$124.0	$111.2	54 days
Outstanding	$117.9	$105.7	57 days
Target	$114.0	$102.6	62 days
Threshold	$106.3	$97.3	66 days

The annual performance-based incentive when performance results are at target is 85% of base salary for the CEO, 55% of base salary for the Chief Financial Officer (“CFO”) and 50% of base salary for vice presidents. In 2009, EBITDA for “All Appleton” calculated per the plan document resulted in a total EBITDA of $126.6 million and a 200% of Target payout. Adjustments recommended by the CFO and approved by the Compensation Committee for gains and expenses from the 2009 debt exchange, goodwill impairment charges and the divestiture of C&H Packaging resulted in a 20% of Target payout for All Appleton and the TP Division. Actual CCD performance against target was 60.8 days (124% of Target payout - interpolated between Target and Outstanding payout award levels). The combined incentive payout results in 51.2% of Target for those measured against “All Appleton” or the TP Division.

For each executive other than the CEO, the CEO has discretion to increase or decrease the executive’s annual performance-based incentive bonus by 20% of the earned incentive without Compensation Committee approval based on the executive’s achievement of strategic business objectives established by the CEO at the beginning of the fiscal year. Some of these objectives may be measurable while others may require more judgment and discretion to evaluate. Mr. Ferree, Mr. Willetts and Ms. Arent received discretionary bonus amounts in accordance with the terms of the annual incentive plan of 20% of the earned incentive as a result of their individual performance during 2009. Ms. Arent received an additional adjustment (+$20,000 to earned bonus) for 2009 performance. The additional increase above the CEO limit of +20% was approved by the Compensation Committee to more appropriately reflect her performance during 2009.

Long-Term Compensation. In 2009, Appleton had two forms of long-term compensation, the Appleton Papers Inc. Long-Term Incentive Plan (or the LTIP) and the Appleton Papers Inc. Long-Term Performance Cash Plan (or the Performance Cash Plan). Of the combined value that can be earned in long-term performance-based incentives, it is expected that approximately 75% will come from the LTIP and 25% from the Performance Cash Plan. The Compensation Committee believes that long-term incentive plans are necessary to encourage retention of executive talent and provide appropriate incentives to increase shareholder value. Individual grant levels for named executive officers are determined so that total targeted compensation, including base salary, target bonus and most recent grant of stock appreciation rights and Performance Cash Plan target award, is competitive with the external market median for total compensation. The Compensation Committee has elected to discontinue future awards under the LTIP and Performance Cash Plans beginning in 2010 and introduce a new long-term compensation plan, the Long-Term Restricted Stock Unit Plan (RSU), which the Compensation Committee believes will better meet the goal of encouraging retention of key management employees. Prior grants or awards remain under the LTIP and Performance Cash Plan.

Long-Term Incentive Plan. The purpose of the LTIP is to attract and retain key management employees who are in a position to make a significant contribution to the growth and profitability of Appleton by providing a reward for increase in stock performance to align with long-term shareholder interests. The LTIP provides for future cash payments based on increases in the value of PDC common stock, as determined by the semi-annual valuation provided by the ESOP trustee. The Compensation Committee of the board will establish the number of units granted each year in accordance with the Compensation Committee’s stated goals and policies. The Compensation Committee approved an aggregate total for the 2009 year of up to 400,000 units. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. The cash payment upon the exercise of a unit is equal to the increase in the value of PDC common stock from the date of grant until the exercise date. At present, 100 current or former executive and management employees participate in the LTIP. Recipients are required to enter into a non-compete and non-solicitation agreement in order to receive units under the LTIP which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to LTIP units.

Employees are generally entitled to exercise any LTIP units only after holding the units for at least three years and for up to ten years from the date of grant. There were no units exercised by an executive officer under the LTIP during 2009. All named executive officers have LTIP units that have been held for more than three years. In the event of a change of control, described below, the LTIP units become immediately exercisable. If payments under the LTIP, in connection with a change of control, constitute “excess parachute payments” as defined in Section 280G of the Internal Revenue Code (the “Code”), which are subject to the excise tax imposed by Section 4999 of the Code, the payments provided under the LTIP shall be increased so the net amount retained by the employee after deduction of any excise tax on the payment, and any income tax and excise tax on the additional payments, shall be equal to the original payment. A “change of control” is defined in the LTIP as:

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

The first grant of LTIP units occurred on November 9, 2001, with additional awards made effective as of January 1, 2003, January 1, 2004, July 1, 2005, and each January 1 from 2006 through 2009. Appleton does not expect to make additional grants under this plan. The actual awards of LTIP units have not been and will likely not be made on the effective date. The actual awards will be made on a date following the effective date as long as the share price has not changed since the effective date. This delay is a result of the administrative time needed by the trustee to determine and communicate the most recent PDC stock price through the semi-annual ESOP valuation process. The Compensation Committee determines awards for the CEO and reviews the recommendations made by the CEO for other named executive officers. Management decides which employees are in a position to make a significant contribution to Appleton’s growth and profitability, and of the employees who receive LTIP awards, most receive such awards based on Appleton’s succession planning and leadership management process.

Long-Term Performance Cash Plan. Appleton’s board of directors adopted the Performance Cash Plan for the purpose of attracting and retaining senior executive employees who are in a position to make a significant contribution to Appleton’s long-term strategic objectives of revenue growth and profitability. All named executive officers participate in this plan, except Ms. Arent, who was not eligible to participate on January 1, 2009. The plan provides for annual grants of long-term cash-based performance awards, which may be earned by participants based on Appleton’s achievement of pre-established performance measures and the participant’s continued employment. Performance measures include increases in average revenue growth and average return on invested capital over a three-year performance period. Targets were set above historical industry medians. The plan is an unfunded bonus program of Appleton and does not permit participants to elect to defer their compensation.

At, or shortly after, the start of the three-year performance cycle, a target award is established for each participant. Target awards, based on market competitive values, are expressed as a fixed dollar amount. At the end of the performance cycle, the target award will be determined based upon the Compensation Committee’s evaluation of Appleton’s performance against the pre-established performance measures. For the 2008-2010 performance cycle and the 2009-2011 performance cycle, the resulting award value can range from 50% to 150% of the target award. Performance below the minimum results in zero compensation and overall payments are capped at 150% of target. At the end of 2009, performance for the 2008-2010 and the 2009-2011 performance cycles are estimated to be 0% of target bonus.

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

The first performance cycle is from January 1, 2008, through December 31, 2010. The second performance cycle is from January 1, 2009, through December 31, 2011. Appleton does not expect to start any new performance cycles.

Long-Term Restricted Stock Unit Plan (RSU). Appleton’s board of directors adopted the RSU plan effective January 3, 2010, for the purpose of attracting and retaining key management employees who are in a position to make a significant contribution to the growth and profitability of Appleton by providing a reward for increase in stock performance to align with long-term shareholder interests. The RSU provides for future cash payments based on the value of PDC common stock, as determined by the semi-annual valuation provided by the ESOP trustee. The Compensation Committee of the board will establish the number of units granted each year in accordance with the Compensation Committee’s stated goals and policies. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. All units are vested three years after the award date and paid at vesting. The cash payment upon vesting of a unit is equal to the value of PDC common stock at the most recent valuation date times the number of units exercised. The Compensation Committee approved an aggregate total for the 2010 year of up to 219,000 units. Other current executive and key management employees also participate in the RSU. Recipients are required to enter into a non-compete and non-solicitation agreement in order to receive units under the RSU which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to RSU units.

Termination provisions, including defined change of control events, are the same as those described above in the LTIP.

Equity Ownership. Appleton’s executives are eligible to participate in the ESOP in the same manner and with the same rights as all other U.S. employees. Because the ESOP is a tax-qualified plan subject to ERISA, Appleton may not require executive participation in the ESOP at a specified level nor may Appleton take any adverse employment action against an executive for the exercise of his or her right to participate or not participate in the ESOP. Appleton believes, however, that it is in the best interests of the employees, as beneficial owners of the ESOP, to have executives acquire and maintain equity interests in Appleton.

Termination or Change of Control. Appleton has entered into Termination Protection Agreements (or TPAs) with certain executive officers. These agreements provide for payments to the executive officers in the event of termination following a “change of control,” as defined in the TPA, the executive officer’s employment is terminated other than for misconduct or “permanent disability,” as defined in the TPA, or if the executive officer terminates employment for “good reason,” as defined in the TPA. “Change of Control” is defined to include various events whereby ownership and control of Appleton is effectively transferred. These events were chosen by Appleton as appropriate events to trigger payment based on competitive market analysis of such agreements for executive officers. The TPAs are discussed in detail under “Potential Payments upon Termination or Change of Control,” below.

Executive Benefits. Appleton provides a cash allowance in lieu of perquisites to all named executive officers. Appleton believes the amount provided to the CEO ($25,000) and Senior Vice Presidents or Vice Presidents ($15,000) are competitive to the value provided by other companies for a car allowance, club memberships, etc. Appleton also provides the opportunity for named executive officers to enroll in an individual life insurance policy.

Compensation Committee Report

The 2009 Compensation Committee consists of three independent directors, Mr. Murphy, Mr. Pace and Mr. Reardon, with Mr. Pace acting as the chairperson. On January 1, 2010 Mr. Reardon rotated off the Compensation Committee and Ms. Seifert joined the Compensation Committee. The Compensation Committee is appointed annually by Appleton’s board of directors and operates pursuant to a Charter, which is available at www.appletonideas.com (investor information section). The Compensation Committee is responsible for authorizing the compensation of the CEO subject to ratification by the board of directors, approving the compensation of the named executive officers who report directly to the CEO based on the recommendations of the CEO and reviewing the compensation plans for the other executive officers. It is also responsible for adopting and amending Appleton’s general compensation policies and benefit plans, including the ESOP. The Compensation Committee may not delegate, and has not delegated, any of these duties to others.

The Compensation Committee has reviewed and discussed the above section titled “Compensation Discussion and Analysis” with management and, based on this review and discussion, recommended the inclusion of the “Compensation Discussion and Analysis” section in this annual report.

Members of the 2009 Compensation Committee
Ronald A. Pace, chairperson
Terry M. Murphy
Andrew F. Reardon

Summary Compensation Table

Name and Principal Position	Year		Salary ($)(1)	Bonus ($)		Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($) (3)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation($)(5)	Total ($)(6)
Mark R. Richards	2009		721,154	0		0		326,400		114,285	111,287	1,273,126
Chairman, President, Chief Executive	2008		764,423	0		2,625,300		96,905		81,467	50,345	3,618,440
Officer and Director of Appleton, and PDC	2007		663,462	0		1,303,200		472,717		134,632	47,564	2,621,575
and Chairman, President, Chief
Executive Officer and a Director of PDC

Thomas J. Ferree	2009		355,769	21,880	(7)	0		109,402		46,407	34,201	567,659
Senior Vice President Finance, Chief	2008		376,538	0		788,650		29,997		41,120	35,331	1,271,636
Financial Officer and Treasurer of	2007		329,231	0		362,000		156,385		24,284	49,663	921,563
Appleton, and Chief Financial Officer and Treasurer

Sarah T. Macdonald	2009		284,135	0		0		75,648		8,971	35,173	403,927
Vice President, Carbonless Business	2008		303,885	0		447,065		17,892		4,512	41,722	815,076
Unit of Appleton	2007		279,231	36,858	(8)	267,880		102,758		30,000	29,833	746,560

Kent E. Willetts	2009	(9)	253,846	13,926	(7)	0		69,632		38,676	34,317	410,397
Vice President, Strategic Development of Appleton

Kerry S. Arent	2009	(9)	183,846	29,728	(7)(8)	117,180	(10)	48,640	(11)	77,818	21,625	478,837
Vice President, Human Resources of Appleton

(1)	The 2008 fiscal year contains 27 pay periods instead of the usual 26 pay periods. The 2009 fiscal year contains 2 weeks of unpaid furlough.

(2)
Options awarded for January 1, 2009 are included under 2008. Because 2008 was a fifty-three (53) week fiscal year, the 2009 awards were actually granted in the 2008 fiscal year. As a result of SEC reporting changes, the amounts reported for 2008 and 2007 have been restated to reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Codification Topic 718. The amounts were previously reported at intrinsic value which is used to recognize compensation expense for financial reporting purposes. See Note 17 of Notes to Consolidated Financial Statements. The grant date fair value is calculated based on a Black-Scholes valuation methodology. The assumptions used are: Expected life: 6.5 years (mid-point of 3 and 10 years vesting period); Dividend yield: 0% (plan does not pay dividends); Risk Free Interest Rate (based on Treasury Constant Maturities yield curve): 3.10% (July 1, 2009 grant), 1.90% (January 1, 2009 grant), 3.76% (January 1, 2008 grant) and 4.65% (January 1, 2007 grant) ; Volatility (based on peer group volatility for previous 6.5 years): 39% (July 1, 2009 grant), 35% (January 1, 2009 grant), 32% (January 1, 2008 grant) and 33% (January 1, 2007 grant). The LTIP grant as of July 1, 2009 is valued at $8.37 per share with a $18.87 per share grant price; January 1, 2009 is valued at $8.26 per share with a $21.43 per share grant price; January 1, 2008 is valued at $13.45 per share with a $33.41 per share grant price; January 1, 2007 is valued at $14.48 per share with a $33.62 per share grant price.

Comparison of Fair Value SEC Required Reporting and Intrinsic Value Financial Accounting

Name	Fiscal Year	Grant Date	Fair Value	Intrinsic Value
Mark R. Richards	2008	1/1/08 and 1/1/09	2,625,300	(731,638)
	2007	1/1/07	1,303,200	216,767
Thomas J. Ferree	2008	1/1/08 and 1/1/09	788,650	0
	2007	1/1/07	362,000	0
Sarah T. Macdonald	2008	1/1/08 and 1/1/09	447,065	(77,468)
	2007	1/1/07	267,880	22,952

(3)
Non-equity incentive plan compensation consists of payments under Appleton’s Annual Performance-Based Incentive Plan (2007 and 2009). Amounts paid under the plan are determined based on company and division Adjusted EBITDA and cash conversion day performance and other extraordinary factors, positive or negative, determined by the CEO and the Compensation Committee. Amounts paid under the Annual Performance-Based Incentive Plan are earned in 2009 and paid in 2010. There were no annual performance-based incentives earned in 2008. 2008 reflects Long Term Performance Cash target awards from 1/1/08 and 1/1/09 performance cycles. Because 2008 was a fifty-three (53) week fiscal year, the 2009 awards were actually granted in the 2008 fiscal year.

(4)	The valuation methods and material assumptions used in determining the change in pension value are discussed in detail in Note 15 of the Consolidated Financial Statements in Item 8, above.
(5)	The aggregate incremental costs of all perquisites are stated as actual costs to Appleton.

All other compensation for 2009 consists of the following for each named executive officer:

Mr. Richards: company match contributions to KSOP defined contribution plan $14,700, allowance in lieu of perquisites $25,000, relocation assistance including tax gross up $66,148, tax gross up on travel and entertainment for spouse to company events, executive life insurance, wellness rewards and flexible benefit credits.

Mr. Ferree: company match contributions to KSOP defined contribution plan $14,700, allowance in lieu of perquisites, executive life insurance, wellness rewards, and flexible benefit credits.

Ms. Macdonald: company match contributions to KSOP defined contribution plan $7,842, allowance in lieu of perquisites, company contributions to Retirement Contribution plan and related Excess plan, executive life insurance, wellness rewards, and flexible benefit credits.

Mr. Willetts: company match contributions to KSOP defined contribution plan $14,700, allowance in lieu of perquisites, executive life insurance, wellness rewards, and flexible benefit credits.

Ms. Arent: company match contributions to KSOP defined contribution plan $10,015, allowance in lieu of perquisites, executive life insurance, wellness rewards, and flexible benefit credits.

(6)
The following executives deferred the following indicated amounts into the Nonqualified Excess Plan: Mr. Richards ($75,000). These deferrals are also described in the Nonqualified Deferred Compensation table.

(7)
Mr. Ferree, Mr. Willetts, and Ms. Arent received discretionary bonus amounts in accordance with the terms of the annual incentive plan of 20% of the earned incentive as a result of their individual performance during 2009.

(8)
Ms. Macdonald’s annual performance-based incentive compensation was adjusted by the Compensation Committee by $36,858 to more appropriately reflect her performance during 2007. Ms. Arent’s annual performance-based incentive compensation was adjusted by the Compensation Committee by $20,000 to more appropriately reflect her performance during 2009.

(9)	Mr. Willetts and Ms. Arent became named officers in 2009.
(10)	Ms. Arent’s option award reflects a Long Term Incentive grant eff. 7/1/09 at time of promotion to Vice President.
(11)	Ms. Arent’s 2009 annual performance-based incentive is prorated between Executive Director plan payout and Vice President plan payout.

Grants of Plan-Based Awards

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards(3)			All Other Option Awards: Number of	Exercise or Base	Grant Date Fair
Name	Plan(1)	Grant Date(2)	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Securities Underlying Options (#)(4)	Price of Option Awards ($/Unit)(5)	Value of Stock and Option Awards($)(6)
Mark R. Richards	Annual Performance-Based Incentive Plan			127,500	637,500	1,912,500

Thomas J. Ferree	Annual Performance-Based Incentive Plan			40,700	203,500	610,500

Sarah T. Macdonald	Annual Performance-Based Incentive Plan			29,550	147,750	443,250

Kent E. Willetts	Annual Performance-Based Incentive Plan			26,400	132,000	396,000

Kerry S. Arent	Annual Performance-Based Incentive Plan			22,000	110,000	330,000
	Long-Term Incentive Plan	7/1/09	7/1/09				14,000	18.87	117,180

   (1)        LTIP and Performance Cash Plan awards granted on January 1, 2009 were reported in the 2008 fiscal year.
(2)
The Grant Date for units under Appleton’s LTIP reflects the date upon which the units were awarded to the named executive officer. The units are valued, as of the Grant Date, at the most recent PDC stock price as determined by the semi-annual ESOP valuation.

(3)
All Non-Equity Incentive Plan awards are made under Appleton’s Annual Performance-Based Incentive Plan. Projected payouts are based, or will be based, on Company financial performance. The Threshold, Target and Maximum payouts stated are based on 2009 salaries for the Annual Performance-Based Incentive Plan. Ms. Arent’s awards reflect full year Vice President position. Actual amounts earned in 2009 and paid in 2010 are stated in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(4)	Option awards consist of grants of units under Appleton’s Long-Term Incentive Plan or Long-Term Restricted Stock Unit Plan.
(5)	The units granted under Appleton’s LTIP or RSU are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation.
(6)
Calculated using a Black-Scholes valuation methodology. The assumptions used for valuation are: Expected life: 6.5 years (mid-point of 3 and 10 years vested period); Dividend yield: 0% (plan does not pay dividends); Risk Free rate: 3.1% (based on Treasury Constant Maturities yield curve); Volatility 39% (based on peer group volatility for previous 6.5 years). The LTIP grant as of July 1, 2009 is valued at $8.37 per share with an $18.87 per share grant price.

Cash Compensation. The amounts included in the Summary Compensation Table generally describe the total accrued cost to us of executive compensation, but in some cases describe the SEC prescribed fair value at time of grant. However, in either case much of that compensation was not paid to our executives in cash in the year reported. The following table sets out the total compensation, the elements which were accrued but not paid in each year, and the resulting net cash compensation to each of the executives. Some executives elected to defer some of that net cash compensation.

Cash Compensation Table

			Less Non-Cash Compensation
Name	Year	Total Compensation ($)(1)	Long Term Awards ($)(2)	Change in Pension Value ($)	Net Cash Compensation ($)
Mark R. Richards	2009	1,273,246	0	114,285	1,158,961
	2008	3,618,440	2,722,205	81,467	814,768
	2007	2,621,575	1,303,200	134,632	1,183,743

Thomas J. Ferree	2009	567,659	0	46,407	521,252
	2008	1,271,636	818,647	41,120	411,869
	2007	921,563	362,000	24,284	535,279

Sarah T. Macdonald	2009	403,927	0	8,971	394,956
	2008	815,076	464,957	4,512	345,607
	2007	746,560	267,880	30,000	448,680

Kent E. Willetts	2009	410,397	0	38,676	371,721

Kerry S. Arent	2009	478,837	117,180	77,818	283,839

(1)	Total Compensation includes the Annual Incentive Pay Plan. Amounts paid under the Annual Incentive Pay Plan are earned in year reported and paid in following year.
(2)	Option Awards (2007 and 2008) and Performance Cash Plan (2008).

Outstanding Equity Awards at Fiscal Year-End

Option awards in the table describe units issued under Appleton’s Long-Term Incentive Plan.

Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price($)	Date Options Fully Vested(1)	Option Expiration Date(1)
	Exercisable(#)	Unexercisable(#)
Mark R. Richards
Units Awarded 2009	0	155,000	21.43	01/01/12	01/01/19
Units Awarded 2008	0	100,000	33.41	01/01/11	01/01/18
Units Awarded 2007	90,000	0	33.62	01/01/10	01/01/17
Units Awarded 2006	85,000	0	28.56	01/01/09	01/01/16
Units Awarded 2005	85,000	0	27.77	07/01/08	07/01/15

Thomas J. Ferree
Units Awarded 2009		45,000	21.43	01/01/12	01/01/19
Units Awarded 2008	0	31,000	33.41	01/01/11	01/01/18
Units Awarded 2007	25,000	0	33.62	01/01/10	01/01/17

Sarah T. Macdonald
Units Awarded 2009		24,000	21.43	01/01/12	01/01/19
Units Awarded 2008	0	18,500	33.41	01/01/11	01/01/18
Units Awarded 2007	18,500	0	33.62	01/01/10	01/01/17
Units Awarded 2006	9,000	0	28.56	01/01/09	01/01/16
Units Awarded 2005	9,000	0	27.77	07/01/08	07/01/15

Kent E. Willetts
Units Awarded 2009		27,000	21.43	01/01/12	01/01/19
Units Awarded 2008		18,500	33.41	01/01/11	01/01/18
Units Awarded 2007	18,500	0	33.62	01/01/10	01/01/17
Units Awarded 2006	18,500	0	28.56	01/01/09	01/01/16
Units Awarded 2005	18,500	0	27.77	11/14/08	11/14/15

Kerry S. Arent
Units Awarded 2009		14,000	18.87	07/01/12	07/01/19
Units Awarded 2009		10,000	21.43	01/01/12	01/01/19
Units Awarded 2008		5,000	33.41	01/01/11	01/01/18
Units Awarded 2006	3,000	0	28.56	01/01/09	01/01/16
Units Awarded 2005	2,000	0	27.77	07/01/08	07/01/15
Units Awarded 2004	1,600	0	23.36	01/01/07	01/01/14
Units Awarded 2003	1,600	0	21.92	01/01/06	01/01/13

(1)	Employees are generally entitled to exercise any long-term performance-based incentive plan units only after holding the units for at least three years and for up to ten years from the date of grant.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service(#)	Present Value of Accumulated Benefit($)(1)	Payments During Last Fiscal Year($)
Mark R. Richards	Pension	4.8	77,547	0
	SERP	4.8	319,291	0
Thomas J. Ferree	Pension	3.2	62,837	0
	SERP	3.2	56,339	0
Sarah T. Macdonald	Pension	2.5	30,364	0
	SERP	2.5	17,822	0
Kent E. Willetts	Pension	4.1	74,735	0
	SERP	4.1	52,950	0
Kerry S. Arent	Pension	27.6	326,645	0
	SERP	27.6	0	0

(1)
The valuation methods and material assumptions used in determining the present value of accumulated pension benefits are discussed in detail in Note 15 of the Consolidated Financial Statements in Item 8, above.

Pension Plan and Supplemental Executive Retirement Plan (“SERP”). Appleton maintains a broad-based tax-qualified, noncontributory defined benefit pension plan for eligible salaried employees, referred to as the Pension Plan. Benefits under the Pension Plan vest after five years of service. Benefits are based on years of service and employee pay. Appleton has also established the SERP to provide retirement benefits for management and other highly compensated employees whose benefits are reduced by the tax-qualified plan limitations in the Pension Plan. Benefits under the Pension Plan and the SERP are paid as annuities (except for small benefits unlikely to apply to any of the named executives). The SERP benefit, when added to the Pension Plan benefit, provides a combined benefit equal to the benefit under the Pension Plan as if certain tax-qualified plan limitations did not apply. The total combined benefit under the plans is equal to 1.0% of final average compensation up to Social Security covered compensation, plus 1.4% of final average compensation above Social Security covered compensation, multiplied by years of benefit service (limited to 35 years). Under the Pension Plan and the SERP, a pension is payable upon retirement at age 65 with 5 years of service. Benefit payments may begin as early as age 55. The benefit is actuarially reduced when payments begin earlier than age 65. In accordance with the terms of the plan, Appleton provides an enhancement to the benefit for all eligible salaried employees when age plus service equals 65 or more at the time of termination. The pension benefits are based on years of credited service and the average annual compensation received during the highest five full consecutive calendar years of the last ten years prior to termination. Compensation covered by the plans includes base salary, bonus and deferred compensation.

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

Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year($)(1)	Company Contributions in Last Fiscal Year($)		Aggregate Earnings in Last Fiscal Year($)	Aggregate Withdrawals/ Distributions($)	Aggregate Balance at 12/31/10($)
Mark R. Richards	75,000	0		107,769	0	659,262
Thomas J. Ferree	0	0		0	0	0
Sarah T. Macdonald	0	4,040	(2)	(8,181)	(148,671)	7,075
Kent E. Willetts	0	0		16,764	0	65,892
Kerry S. Arent	0	0		0	0	0

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

Appleton has also established a benefit within the above referenced Nonqualified Excess Plan for management and other highly compensated employees whose benefits are reduced as the result of deferring income into the Nonqualified Excess Plan or by the tax-qualified plan income limitations applied to the KSOP Plan. This benefit provides the same 1% to 5% contribution calculated on excluded pay. There is an additional “KSOP match” of 6% of excluded pay which is calculated regardless of whether the employee participates in the KSOP plan. Ms. Macdonald is the only named executive officer currently receiving this benefit.

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

The table below reflects the amount of compensation that would be paid to each of the named executive officers in the event of termination of such executive’s employment under various scenarios. The amounts shown assume that such termination would be effective December 31, 2009. These amounts are estimates, the actual amounts to be paid can only be determined at the time of a termination or a change of control.

Potential Payments upon Termination or Change of Control

Name	Termination Other Than for Misconduct or With Good Reason	COBRA Health Benefits ($)(1)	Outplacement Services($)	Termination Protection Payments($)(2)	Long-Term Incentive Plans ($)(3)	Company FICA To Be Paid($)(4)	Tax Gross-Up Payments($)	Total($)
Mark R. Richards	Without Change of Control	15,106	11,500	1,451,400	0	21,045	0	1,499,051
	Within two years of Change of Control	30,212	11,500	4,793,625	373,000	75,009	878,405	6,161,658

Thomas J. Ferree	Without Change of Control	15,106	11,500	686,282	0	9,951	0	722,839
	Within two years of Change of Control	20,141	11,500	1,350,500	116,000	21,264	0	1,519,405

Sarah T. Macdonald	Without Change of Control	15,106	11,500	518,898	0	7,524	0	553,028
	Within two years of Change of Control	20,141	11,500	1,034,250	69,000	15,997	168,268	1,319,156

Kent E. Willetts	Without Change of Control	15,106	11,500	479,558	0	6,954	0	513,118
	Within two years of Change of Control	20,141	11,500	924,000	69,000	14,399	172,852	1,211,892

Kerry S. Arent	Without Change of Control	15,106	11,500	408,368	0	5,921	0	440,895
	Within two years of Change of Control	20,141	11,500	770,000	0	11,165	137,505	950,311

(1)	COBRA Health Benefits amounts stated in this table are based on average cost of medical and dental plans options.
(2)	Includes Termination Protection Payments and Prorated Annual Bonus
(3)
In the event of a change of control as defined in the Termination Protection Agreements, the LTIP units become immediately exercisable. The amount reflects the value of all outstanding LTIP units on December 31, 2009 ($0). The value of outstanding LTIP units is determined by multiplying the number of units outstanding for each grant date by the change in unit value from the date of the grant to December 31, 2009. The Performance Cash Plan is also prorated and a payout is made at Target.

(4)	Assumes Medicare rate at 1.45%

Termination Protection Agreements. Appleton has entered into Termination Protection Agreements with the named executive officers. The agreements provide that if, at any time other than within two years after a “change of control,” as defined below, Appleton terminates the executive officer’s employment other than for misconduct, or “permanent disability,” as defined below, or the executive officer terminates employment for “good reason,” as defined below, then the executive officer will continue to receive payments in accordance with Appleton’s normal payroll practices for 18 months following termination of employment at a rate equal to the executive officer’s base salary in effect on the date on which his or her employment terminates. The payments to the executive officer would be reduced after twelve months from the date of termination by amounts he or she earns through other employment during the remaining portion of the 18-month salary continuation period. The payments would cease completely if the executive officer, at any time, directly or indirectly (whether a shareholder, owner, partner, consultant, employee or otherwise) engaged in a competing business, referred to in the Termination Protection Agreements as a “major business,” as defined below.

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

A “change of control” is defined in these agreements as a change in ownership or effective control of Appleton or a change in the ownership of a substantial portion of the assets of Appleton, as defined by the occurrence of any one of the following events;

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

2009 Director Compensation

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards ($)(2)	Total ($)
Stephen P. Carter	65,000	35,000	100,000
Terry M. Murphy	55,000	35,000	90,000
Ronald A. Pace	60,000	35,000	95,000
Andrew F. Reardon	55,000	35,000	90,000
Susan Scherbel	60,000	35,000	95,000
Kathi P. Seifert	55,000	35,000	90,000

(1)	Non-employee directors are entitled to participate in the Company’s Nonqualified Excess Plan. Mr. Murphy deferred $55,000 of his cash compensation into that plan and Mr. Pace deferred $60,000.
(2)
On January 2, 2009, each of the then non-employee directors were issued 816.6 deferred compensation units valued at the December 31, 2008 share price of $21.43 per share ($17,500). On July 1, 2009, each of the then non-employee directors were issued 927.4 deferred compensation units valued at the June 30, 2009 share price of $18.87 per share ($17,500). The amounts reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Codification Topic.

Non-Employee Director Compensation. Cash compensation to directors of Appleton and PDC, who are not employees of Appleton, PDC or any of their subsidiaries, consists of $55,000 in annual retainer fees and $10,000 annually for serving as the chairman of the Audit Committee, $5,000 annually for serving as the chairman of the Compensation Committee or Governance Committee. Director fees are paid quarterly in advance of the services being provided. There are no separate fees paid for participation in committee or board meetings. There are no changes in fees for 2010.

Directors also receive deferred compensation of $35,000 awarded in units which track PDC common stock. Deferred compensation will be calculated and accrued for six-month calendar periods of service beginning January 1 and July 1 using the PDC common stock price determined by the ESOP trustee as of the ESOP valuation date coincident with or most recently preceding such date of payment. If a director ceases to be a director during the six-month period, both the cash and deferred compensation will be prorated for the time served as a director. All units are vested six months following the date of award. The deferred compensation will be paid upon cessation of service as a director in five annual cash installments, with each installment equal to one-fifth of the director’s units and the first installment paid following the next semi-annual share price determination. The value of the installment payment will be determined by the PDC common stock price in effect at the time of payment.

Directors are also eligible to participate in Appleton’s Matching Gift Program in which Appleton matches contributions of up to $2,000 per year to eligible educational institutions, defined by the program as graduate and professional schools, universities, colleges, junior colleges and secondary schools in the United States which are accredited by national, regional or professional accrediting agencies. Annually, Appleton will match no more than $1,000 of an individual’s contributions to a secondary school foundation. For economic reasons, this program was suspended in 2009 and no matches were made on behalf of any directors.

No non-employee director has a compensation arrangement which differs from these standard compensation arrangements.

Mr. Carter serves as the Audit Committee Chair, Ms. Scherbel serves as the Governance Committee Chair and Mr. Pace serves as the Compensation Committee Chair.

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

The following table sets forth as of January 2, 2010, the number of shares, if any, allocated to the accounts of the directors, the named executive officers and the directors and executive officers as a group in Appleton Stock Fund of the KSOP.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent
Mark R. Richards	16,187	*
Thomas J. Ferree	14,695	*
Stephen P. Carter	— (2)	*
Terry M. Murphy	— (2)	*
Ronald A. Pace	— (2)	*
Andrew F. Reardon	— (2)	*
Susan Scherbel	— (2)	*
Kathi P. Seifert	— (2)	*
Kerry S. Arent	31,471	*
M. Kathleen Bolhous	9,498	*
Jeffrey J. Fletcher	1,569	*
Sarah T. Macdonald	4,987	*
Kent E. Willetts	15,140	*

All directors and executive officers as a group (13 persons)	93,547.93%

*         Less than 1%.
(1)
Participants in the KSOP have the right to direct the ESOP trustee to vote shares of common stock which have been allocated to that participant’s ESOP account either for or against specified corporate events relating to PDC. For all other shareholder votes, the ESOP trustee will vote all shares of common stock held by the ESOP as directed by the ESOP committee, subject to the security holders agreements described above under “Item 10. Directors, Executive Officers and Corporate Governance.” Participants have statutory diversification rights beginning at age 55, conditional diversification rights, and the right to receive distributions from the participant’s KSOP account upon retirement, death, disability, resignation, dismissal or permanent layoff. Participants may not sell, pledge or otherwise transfer the shares of common stock allocated to their KSOP accounts.

(2)	Non-employee directors are not eligible to participate in the KSOP.

Item 13.                               Certain Relationships and Related Transactions and Director Independence

None.

Item 14.                                Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for both the audit of financial statements as of and for the years ended January 2, 2010 and January 3, 2009, and the review of the financial statements included in the Quarterly Reports on Form 10-Q and assistance with and review of documents filed with the SEC during those periods were $607,650 in 2009 and $667,240 in 2008. The aggregate fees billed by PricewaterhouseCoopers LLP for audit-related services were $131,540 in 2009 and $55,800 in 2008. The 2009 fees consist of consultations related to Sarbanes Oxley 404 requirements. The 2008 fees consist of consultations related to accounting for leases.

Tax Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for tax services were $4,800 in 2009 and $117,240 in 2008. The 2009 tax fees relate to tax compliance for Rose Limited in the United Kingdom. The 2008 tax fees relate to tax compliance and consulting services related to the tax treatment of certain costs.

All Other Fees. There are $1,500 in 2009 and $0 other fees billed by PricewaterhouseCoopers LLP in 2009 and 2008.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

	Report of Independent Registered Public Accounting Firm	49

	Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009	50

	Consolidated Statements of Operations for the years ended January 2, 2010, January 3, 2009 and December 29, 2007	51

	Consolidated Statements of Cash Flows for the years ended January 2, 2010, January 3, 2009 and December 29, 2007	52

	Consolidated Statements of Redeemable Common Stock, Accumulated Deficit, Accumulated Other Comprehensive (Loss) Income and Comprehensive Income (Loss) for the years ended January 2, 2010, January 3, 2009 and December 29, 2007	53

	Notes to Consolidated Financial Statements	54

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	134

(a)(2)	SCHEDULE II – Valuation and Qualifying Accounts	135

(a)(3)	Exhibits.

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

4.1
Indenture, dated as of June 11, 2004, between Appleton Papers Inc. and each of the guarantors named therein and U.S. Bank National Association, as trustee governing the 8 1/8% Senior Notes due 2011 (the “Senior Notes Indenture”). Incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

4.2
Indenture, dated as of June 11, 2004, between Appleton Papers Inc. and each of the guarantors named therein and U.S. Bank National Association, as trustee governing the 9 3/4 Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes Indenture”). Incorporated by reference to Exhibit 4.2 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

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

4.7
Second Supplemental Indenture, dated as of June 13, 2006, among Appleton Papers Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 8 1/8% Senior Notes due 2011. Incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on June 16, 2006.

4.8
Second Supplemental Indenture, dated as of June 13, 2006, among Appleton Papers Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 9 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed June 16, 2006.

4.9	Form of 8 1/8% Senior Notes due 2011. Incorporated by reference to Exhibit 4.3 to the Registrant's current report on Form 8-K filed June 16, 2006.

4.10	Form of 9 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.4 to the Registrant's current report on Form 8-K filed on June 16, 2006.

4.11	Third Supplemental Indenture, dated as of September 9, 2009, among Appleton Papers Inc., as issuer, each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 8 1/8% Senior Notes due 2011. Incorporated by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed October 6, 2009.

4.12	Third Supplemental Indenture, dated as of September 9, 2009, among Appleton Papers Inc., as issuer, each of the guarantors named therein and U.S. Bank National Association, a trustee, governing the 9 3/4% Senior Subordinated Notes due 2011. Incorporated by reference to Exhibit 4.3 to the Registrant's current report on Form 8-K filed October 6, 2009.

4.13	Indenture, dated as of September 30, 2009, among Appleton Papers Inc., as issuer, each of the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent, governing the 11.25% Second Lien Notes due 2015 (the "Second Lien Notes Indenture"). Incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed October 6, 2009.

4.14	Form of Second Lien Notes due 2015 (included as Exhibits A1 and A2 to the Second Lien Notes Indenture).

4.15	Second Lien Collateral Agreement, dated as of September 30, 2009, among Appleton Papers Inc., Paperweight Development Corp. and each other Grantor identified therein in favor of U.S. Bank National Association, as Collateral Agent. Incorporated by reference to Exhibit 4.4 to Registrants' current report on Form 8-K filed October 6, 2009.

4.16	First Supplemental Indenture, dated as of January 29, 2010, among Appleton Papers Inc., as issuer, each of the guarantors identified therein and U.S. Bank National Association, as trustee and collateral agent, governing the 11.25% Second Lien Notes Due 2015. Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed February 3, 2010.

4.17	Indenture, dated as of February 8, 2010, among Appleton Papers Inc., as issuer, each of the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent, governing the 10.50% Senior Secured Notes due 2015 (the “Senior Secured Notes Indenture”). Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed February 12, 2010.

4.18	Form of 10 1/2% Senior Secured Notes due 2015 (included as Exhibit A to the Senior Secured Notes Indenture).

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

10.9	Credit Agreement, dated as of June 5, 2007, among Appleton Papers Inc., as the U.S. Borrower, BemroseBooth Limited, as the UK Borrower, Paperweight Development Corp. as Holdings, Bank of America, N.A. as Administrative Agent, swing line lender and L/C issuer, Banc of America Securities LLC as joint lead arranger and joint book manager, UBS Securities LLC as joint lead arranger, joint book manager and syndication agent, BNP Paribas, LaSalle Bank National Association and SunTrust Bank as co-co-documentation agents. Incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 1, 2007.

10.9.1	First Amendment to Credit Agreement and Waiver, dated as of March 23, 2009, among Appleton Papers Inc., as the U.S. Borrower, Paperweight Development Corp. as Holdings certain subsidiaries of Holdings, as Guarantors, Bank of America, N.A. as Administrative Agent, swing line lender and L/C issuer, and Lenders as identified on the signature pages thereof. Incorporated by reference to Exhibit 4.11.1 to the Registrants' Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.9.2	Second Amendment to Credit Agreement, dated as of September 30, 2009, among Appleton Papers Inc., as the U.S. Borrower, Paperweight Development Corp. as Holdings, certain subsidiaries of Holdings, as Guarantors, Bank of America, N.A. as Administrative Agent, swing line lender and L/C issuer, and Lenders as identified on the signature pages thereof. Incorporated by reference to Exhibit 4.5 to the Registrants' current report on Form 8-K filed October 6, 2009.

10.10	Collateral Agreement made by Appleton Papers Canada Ltd. in favor of U.S. Bank National Association, as collateral agent, dated as of February 8, 2010. Incorporated by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K filed February 12, 2010.

10.11
Credit Agreement, dated as of February 8, 2010, among Appleton Papers Inc., as borrower, Paperweight Development Corp., as holdings, Fifth Third Bank, as administrative agent, swing line lender and an L/C issuer, the other lenders party thereto and Fifth Third Bank, as sole lead arranger and sole book manager. Incorporated by reference to Exhibit 10.1 to the Registrants’ current report on Form 8-K filed February 12, 2010.

10.12	Guarantee and Collateral Agreement made by Paperweight Development Corp., Appleton Papers Inc. and certain of its subsidiaries, in favor of Fifth Third Bank, as administrative agent, dated as of February 8, 2010. Incorporated by reference to Exhibit 10.2 to the Registrants’ current report on Form 8-K filed February 12, 2010.

10.13	Guarantee and Collateral Agreement made by Appleton Papers Canada Ltd. in favor of Fifth Third Bank, as administrative agent, dated as of February 8, 2010. Incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed February 12, 2010.

10.14
Appleton Papers Inc. New Deferred Compensation Plan, as amended on October 31, 2002, and restated effective as of November 9, 2001. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.(1)

10.15	The Executive Nonqualified Excess Plan of Appleton Papers Inc., as amended and restated on January 1, 2008. (1)

10.15.1	Adoption Agreement, dated as of February 24, 2009, by Appleton Papers Inc. and Principal Life Insurance Company, as the provider.

10.16
Appleton Papers Inc. Supplemental Executive Retirement Plan, as amended through March 28, 2001. Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (1)

10.16.1	Amendment to the Appleton Papers Inc. Supplemental Executive Retirement Plan, effective January 1, 2009. (1)

10.17	Form of Termination Protection Agreement. Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (1)

10.18
Termination Protection Agreement Amended and Restated for Mark R. Richards dated effective December 17, 2008. Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (1)

10.19
Amended and Restated Intellectual Property Agreement among Appleton Papers Inc., WTA Inc., Appleton Coated Papers Holdings Inc. and Appleton Coated LLC, dated as of November 9, 2001. Incorporated by reference to Exhibit 10.20 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

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

10.23	Appleton Papers Retirement Savings and Employee Stock Ownership Plan, amended and restated generally effective January 1, 2009 (1)

10.23.1
Resolution by Appleton’s ESOP Administrative Committee effective January 1, 2009, amending and restating Appleton Papers Retirement Savings and Employee Stock Ownership Plan, generally effective January 1, 2009. (1)

10.24
Amended and restated Appleton Papers Inc. Retirement Plan approved December 5, 2007. Incorporated by reference to Exhibit 10.20.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. (1)

10.24.1
Resolution by Appleton’s Board of Directors dated December 5, 2007 amending Appleton Papers Inc. Retirement Plan effective January 1, 2008. Incorporated by reference to Exhibit 10.20.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. (1)

10.24.2
Amendment to the Appleton Papers Inc. Retirement Plan, effective December 19, 2008. Incorporated by reference to Exhibit 10.21.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (1)

10.24.3	Amendment to the Appleton Papers Inc. Retirement Plan, executed September 4, 2009. (1)

10.24.4	Resolutions by the Benefit Finance Committee of Appleton Papers Inc. dated December 30, 2009 further amending Appleton Papers Inc. Retirement Plan as amended through September 4, 2009. (1)

10.25	Form of Non-Employee Director Deferred Compensation Agreement. Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006. (1)

10.26
Appleton Papers Inc. Long-Term Incentive Plan, as amended and restated, effective as of January 1, 2009. Incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2009.  (1)

10.27
Appleton Papers Inc. Long-Term Performance Cash Plan, amended and restated, effective January 1, 2009.  Incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (1)

10.28	Appleton Papers Inc. Long Term Restricted Stock Unit Plan, effective January 3, 2010. (1)

21.1	Subsidiaries of Paperweight Development Corp.

31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2
Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.4	Certification of Thomas J. Ferree, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Thomas J. Ferree, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

(1)	Management contract or compensatory plan or arrangement.

Certain exhibits and schedules to the agreements filed herewith have been omitted. Such exhibits and schedules are described in the agreements and are not material. The Registrants hereby agree to furnish to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits or schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLETON PAPERS INC.
By:	/s/ Mark R. Richards
Mark R. Richards President and Chief Executive Officer
Date:	March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ MARK R. RICHARDS Mark R. Richards	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 1, 2010

/s/ THOMAS J. FERREE Thomas J. Ferree	Senior Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2010

/s/ JEFFREY J. FLETCHER Jeffrey J. Fletcher	Controller (Principal Accounting Officer)	March 1, 2010

/s/ STEPHEN P. CARTER Stephen P. Carter	Director	March 1, 2010

/s/ TERRY M. MURPHY	Director	March 1, 2010
Terry M. Murphy

/s/ RONALD A. PACE Ronald A. Pace	Director	March 1, 2010

/s/ ANDREW F. REARDON	Director	March 1, 2010
Andrew F. Reardon

/s/ KATHI P. SEIFERT Kathi P. Seifert	Director	March 1, 2010

/s/ SUSAN SCHERBEL Susan Scherbel	Director	March 1, 2010

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been provided to security holders covering the registrant’s fiscal year 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.
By:	/s/ Mark R. Richards
Mark R. Richards President and Chief Executive Officer
Date:	March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ MARK R. RICHARDS Mark R. Richards	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 1, 2010

/s/ THOMAS J. FERREE Thomas J. Ferree	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2010

/s/ JEFFREY J. FLETCHER Jeffrey J. Fletcher	Assistant Treasurer and Controller (Principal Accounting Officer)	March 1, 2010

/s/ STEPHEN P. CARTER Stephen P. Carter	Director	March 1, 2010

/s/ TERRY M. MURPHY	Director	March 1, 2010
Terry M. Murphy

/s/ RONALD A. PACE Ronald A. Pace	Director	March 1, 2010

/s/ ANDREW F. REARDON	Director	March 1, 2010
Andrew F. Reardon

/s/ KATHI P. SEIFERT Kathi P. Seifert	Director	March 1, 2010

/s/ SUSAN SCHERBEL Susan Scherbel	Director	March 1, 2010

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been provided to security holders covering the registrant’s fiscal year 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON
FINANCIAL STATEMENT SCHEDULE

To the Shareholder and Board of Directors of Paperweight Development Corp. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated March 1, 2010 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 1, 2010

SCHEDULE II—Valuation and Qualifying Accounts
(dollars in thousands)

Allowances for Losses on Accounts Receivable	Balance at Beginning of Period	Assets Held for Sale	Charged To Costs and Expenses	Amounts Written Off Less Recoveries	Balance at End of Period

December 29, 2007	$2,047	$-	$894	$(1,461)	$1,480
January 3, 2009	1,480	(57)	501	(209)	1,715
January 2, 2010	1,715	-	2,736	(2,690)	1,761

Inventory Reserve
December 29, 2007	$5,592	$-	$659	$(2,515)	$3,736
January 3, 2009	3,736	(174)	1,860	(1,092)	4,330
January 2, 2010	4,330	-	1,381	(1,341)	4,370

The amounts above, for the year ended December 29, 2007, do not include Bemrose because it was reclassified as discontinued operations. Its period-end balance of allowance for losses on accounts receivable was $353 for 2007. Its period-end inventory reserve was $1,598 million for 2007.

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of a schedule or because the information required is included in the consolidated financial statements of PDC or the notes thereto or the schedules are not required or are inapplicable under the related instructions.