Form 10-Q
period 2010-05-03
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2010-05-07
CIK 1144326, 1166365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 4, 2010

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

As of May 1, 2010, 9,514,059 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of May 1, 2010, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Documents incorporated by reference: None.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)
	April 4, 2010	January 2, 2010
ASSETS
Current assets
Cash and cash equivalents	$3,238	$9,963
Accounts receivable, less allowance for doubtful accounts of $1,846 and $1,761, respectively	111,977	90,584
Inventories	129,635	120,942
Other current assets	54,529	54,835
Total current assets	299,379	276,324

Property, plant and equipment, net of accumulated depreciation of $460,126 and $448,531, respectively	395,602	405,598
Goodwill	2,910	2,910
Intangible assets, net	66,857	67,730
Environmental indemnification receivable	14,515	28,600
Other assets	27,140	16,818

Total assets	$806,403	$797,980

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$3,789	$5,955
Accounts payable	51,933	60,020
Accrued interest	12,218	5,218
Other accrued liabilities	88,384	92,460
Total current liabilities	156,324	163,653

Long-term debt	583,325	544,113
Postretirement benefits other than pension	50,598	50,609
Accrued pension	102,343	101,312
Environmental liability	14,515	28,600
Other long-term liabilities	5,623	9,087
Commitments and contingencies (Note 11)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 10,095,253 and 10,097,099, respectively	120,320	122,087
Accumulated deficit	(127,383)	(121,764)
Accumulated other comprehensive loss	(99,262)	(99,717)
Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$806,403	$797,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands)

	April 4, 2010	April 5, 2009

Net sales	$232,168	$212,550

Cost of sales	188,418	170,809

Gross profit	43,750	41,741

Selling, general and administrative expenses	37,191	34,318
Environmental expense insurance recovery	(8,181)	-

Operating income	14,740	7,423

Other expense (income)
Interest expense	16,922	11,392
Debt extinguishment expense (gain), net	5,532	(5,380)
Interest income	(10)	(16)
Foreign exchange (gain) loss	(263)	279

(Loss) income before income taxes	(7,441)	1,148

Benefit for income taxes	(79)	(15)

Net (loss) income	$(7,362)	$1,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands)
	April 4, 2010	April 5, 2009
Cash flows from operating activities:
Net (loss) income	$(7,362)	$1,163
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation	12,295	14,429
Amortization of intangible assets	873	960
Amortization of financing fees	988	569
Amortization of bond discount	116	-
Employer 401(k) noncash matching contributions	906	1,147
Foreign exchange (gain) loss	(297)	319
Loss on disposals of equipment	78	32
Accretion of capital lease obligations	13	21
Loss (gain) on debt extinguishment	5,437	(5,380)
Fox River insurance recoveries	(8,181)	-
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(21,286)	(9,468)
Inventories	(8,711)	862
Other current assets	2,544	(2,537)
Accounts payable and other accrued liabilities	(151)	3,549
Restructuring reserve	-	(1,468)
Accrued pension	1,819	1,364
Other, net	(4,230)	(5,214)

Net cash (used) provided by operating activities	(25,149)	348

Cash flows from investing activities:
Proceeds from sale of equipment	57	9
Additions to property, plant and equipment	(2,366)	(4,745)

Net cash used by investing activities	(2,309)	(4,736)

Cash flows from financing activities:
Payments of senior secured notes payable	(211,225)	(562)
Proceeds from senior secured first lien notes payable	299,007	-
Payments of senior subordinated secured notes payable	-	(1,687)
Debt acquisition costs	(10,576)	(2,685)
Payments relating to capital lease obligations	(195)	(182)
Proceeds from old revolving line of credit	21,350	43,850
Payments of old revolving line of credit	(109,575)	(16,050)
Proceeds from new revolving line of credit	74,693	-
Payments of new revolving line of credit	(36,200)	-
Payments of State of Ohio loans	(282)	(200)
Payments of secured financing	(838)	(557)
Payments to redeem common stock	(24)	(12)
Decrease in cash overdraft	(5,436)	(16,810)

Net cash provided by financing activities	20,699	5,105

Effect of foreign exchange rate changes on cash and cash equivalents	34	(40)
Change in cash and cash equivalents	(6,725)	677
Cash and cash equivalents at beginning of period	9,963	4,180

Cash and cash equivalents at end of period	$3,238	$4,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE LOSS
AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive (Loss) Income

Balance, January 2, 2010	10,097,099	$122,087	$(121,764)	$(99,717)

Comprehensive loss:
Net loss	-	-	(7,362)	-	$(7,362)
Changes in retiree plans, net	-	-	-	298	298
Realized and unrealized gain on derivatives	-	-	-	157	157
Total comprehensive loss					$(6,907)
Redemption of redeemable common stock	(1,846)	(24)	-	-
Accretion of redeemable common stock	-	(1,743)	1,743	-

Balance, April 4, 2010	10,095,253	$120,320	$(127,383)	$(99,262)

Balance, January 3, 2009	10,643,894	$147,874	$(159,650)	$(95,169)

Comprehensive income:
Net income	-	-	1,163	-	$1,163
Changes in retiree plans, net	-	-	-	(288)	(288)
Realized and unrealized gain on derivatives	-	-	-	272	272
Total comprehensive income					$1,147
Redemption of redeemable common stock	(533)	(12)	-	-
Accretion of redeemable common stock	-	(470)	470	-

Balance, April 5, 2009	10,643,361	$147,392	$(158,017)	$(95,185)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.        BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair statement of the results of operations for the three months ended April 4, 2010 and April 5, 2009, the cash flows for the three months ended April 4, 2010 and April 5, 2009 and financial position at April 4, 2010 and January 2, 2010 have been made. All adjustments made were of a normal recurring nature.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes of Paperweight Development Corp. (“PDC”) and its 100%-owned subsidiaries (collectively the “Company”) for each of the three years in the period ended January 2, 2010, which are included in the annual report on Form 10-K for the year ended January 2, 2010. The consolidated balance sheet data as of January 2, 2010, contained within these condensed financial statements, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Appleton Papers Inc. (“Appleton”) is a 100%-owned subsidiary of PDC.

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

2.        GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. Changes in the carrying amount of goodwill, which is assigned entirely to the performance packaging segment, are as follows (dollars in thousands):

	April 4, 2010	January 2, 2010

Beginning of period balance
Goodwill	$48,896	$50,246
Accumulated impairment losses	(45,986)	(39,645)
	2,910	10,601
Impairment losses	-	(6,341)
Goodwill related to assets held for sale	-	(1,350)
End of period balance
Goodwill	48,896	48,896
Accumulated impairment losses	(45,986)	(45,986)
	$2,910	$2,910

The Company’s other intangible assets consist of the following (dollars in thousands):
	As of April 4, 2010		As of January 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$47,835	$21,408	$47,835	$20,847
Patents	15,013	15,010	15,013	15,005
Customer relationships	25,064	7,502	25,064	7,200
Non-compete agreements	-	-	691	686
Subtotal	87,912	$43,920	88,603	$43,738
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$110,777		$111,468

Of the $110.8 million of acquired intangible assets, $70.7 million was assigned to registered trademarks. Trademarks of $44.6 million related to carbonless paper and $3.2 million related to the Company’s 2003 and 2005 acquisitions are being amortized over their estimated useful life of 20 years, while the remaining $22.9 million are considered to have an indefinite life and are not subject to amortization. As of April 4, 2010, both the carrying amount and accumulated amortization of the non-compete agreements were reduced by $0.7 million, to zero, due to their expiration. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships.

Amortization expense for the three months ended April 4, 2010 approximated $0.9 million. Amortization expense for the three months ended April 5, 2009 approximated $1.0 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3.        INVENTORIES

Inventories consist of the following (dollars in thousands):

	April 4, 2010	January 2, 2010

Finished goods	$73,971	$68,534
Raw materials, work in process and supplies	68,025	65,259
	141,996	133,793
Inventory reserve	(3,880)	(4,370)
	138,116	129,423
Last-in, first-out ("LIFO") reserve	(8,481)	(8,481)
	$129,635	$120,942

Stores and spare parts inventory balances of $24.4 million and $24.1 million at April 4, 2010 and January 2, 2010, respectively, are valued at average cost and are included in raw materials, work in process and supplies. Certain other inventories valued using the first-in, first-out ("FIFO") method approximate 10% of the Company’s total inventory balance at April 4, 2010, and 9% at January 2, 2010.

4.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	April 4, 2010	January 2, 2010
Land and improvements	$9,753	$9,753
Buildings and improvements	137,764	137,602
Machinery and equipment	661,052	660,691
Software	33,435	33,414
Capital leases	4,929	4,764
Construction in progress	8,795	7,905
	855,728	854,129
Accumulated depreciation/amortization	(460,126)	(448,531)
	$395,602	$405,598

Depreciation expense for the three months ended April 4, 2010 and April 5, 2009 consists of the following (dollars in thousands):

	For the Three Months Ended April 4, 2010	For the Three Months Ended April 5, 2009
Cost of sales	$10,673	$12,761
Selling, general and administrative expenses	1,622	1,668
	$12,295	$14,429

5.        OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):

	April 4, 2010	January 2, 2010
Environmental indemnification receivable	$47,100	$47,100
Alternative fuels tax credit receivable	-	925
Environmental expense insurance recovery	2,228	-
Other	5,201	6,810
	$54,529	$54,835

Other noncurrent assets consist of the following (dollars in thousands):

	April 4, 2010	January 2, 2010
Deferred debt issuance costs	$16,937	$12,786
Environmental expense insurance recovery	5,953	-
Other	4,250	4,032
	$27,140	$16,818

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6.        OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	April 4, 2010	January 2, 2010
Compensation	$9,057	$10,288
Trade discounts	12,241	16,472
Workers’ compensation	4,302	4,460
Accrued insurance	1,745	1,864
Other accrued taxes	1,189	1,535
Postretirement benefits other than pension	3,609	3,609
Fox River Liabilities	47,100	47,100
Other	9,141	7,132
	$88,384	$92,460

7.        NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” requiring new disclosures of significant transfers in and out of Levels 1 and 2 fair value measurements, the reasons for the transfers, and separate reporting of purchases, sales, issuances and settlements in the roll forward of Level 3 fair value measurement activity. The new ASU also clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and disclosures should also be provided about valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements. The disclosures are required for either Level 2 or Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 (including interim periods within those fiscal years). During first quarter 2010, the Company adopted the portion of ASU No. 2010-06 relating to Level 2 fair value measurements and is currently evaluating the impact, if any, of the Level 3 disclosures on its financial statements. The disclosures required by adoption are included in Note 13 of Notes to Condensed Consolidated Financial Statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU amends previous accounting related to the consolidation of variable interest entities ("VIE") to require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, this ASU requires an ongoing reconsideration of the primary beneficiary and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This ASU was effective as of the beginning of each reporting entity’s first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company adopted ASU No. 2009-17 during first quarter 2010 and there was no material impact.

In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets.” This ASU removes the concept of a qualifying special-purpose entity and establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This ASU must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company adopted ASU No. 2009-16 during first quarter 2010 and there was no impact on its financial results for the quarter.

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

Pension Benefits	For the Three Months Ended April 4, 2010	For the Three Months Ended April 5, 2009
Net periodic benefit cost
Service cost	$1,517	$1,458
Interest cost	4,900	4,909
Expected return on plan assets	(5,318)	(5,200)
Amortization of prior service cost	135	135
Amortization of actuarial loss	653	122
Net periodic benefit cost	$1,887	$1,424

The Company expects to contribute approximately $15 million to its pension plan in 2010 for plan year 2009. No contributions were made to the pension plan during first quarter 2010.

9.         POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended April 4, 2010	For the Three Months Ended April 5, 2009
Net periodic benefit cost
Service cost	$196	$185
Interest cost	760	767
Amortization of prior service credit	(538)	(545)
Amortization of actuarial loss	48	-
Net periodic benefit cost	$466	$407

10.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appleton Papers Inc. Long-Term Incentive Plan (“LTIP”). In July 2002, the Company adopted the Appleton Papers Canada Ltd. Share Appreciation Rights Plan (“SAR”). These plans provide officers and key employees the opportunity to be awarded phantom units, the value of which is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) prior to the grant date or the exercise date, as applicable. As of January 2, 2010, the fair market value of one share of PDC common stock was $13.26. The Compensation Committee of the board resolved to discontinue future awards under the LTIP and SAR plans beginning in 2010. There was no expense recorded for these plans during the three months ended April 4, 2010 and April 5, 2009.

Effective January 3, 2010, the Company adopted a long-term restricted stock unit plan ("RSU") to provide key management employees, who are in a position to make a significant contribution to the growth and profitability of Appleton, the opportunity to be rewarded for performance that aligns with long-term shareholder interests. The RSU provides for future cash payments based on the value of PDC common stock, as determined by the semi-annual valuation provided by the ESOP trustee. The Compensation Committee of the board will establish the number of units granted each year in accordance with the Compensation Committee’s stated goals and policies. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. All units are vested three years after the award date and paid at vesting. The cash payment upon vesting of a unit is equal to the value of PDC common stock at the most recent valuation date times the number of units granted. The Compensation Committee approved an aggregate total for the 2010 year of up to 219,000 units. Actual units granted, as of January 3, 2010, were 211,500. Recipients are required to enter into a non-compete and non-solicitation agreement in order to receive units under the RSU which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to RSU units. Approximately $0.2 million of expense, related to this plan, was recorded during first quarter 2010.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

    Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of phantom units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of units to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as determined by the semi-annual ESOP valuation. This deferred compensation vests coincidentally with the board member’s continued service on the board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. Approximately $0.1 million was recorded as expense, related to this plan, for each of the three-month periods ended April 4, 2010 and April 5, 2009.

11.      COMMITMENTS AND CONTINGENCIES

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

Accordingly, Appleton has recorded a reserve for its potential liability for the Lower Fox River. As of January 2, 2010, this reserve was $75.7 million. During first quarter 2010, $14.1 million of payments were made from the reserve. This resulted in a remaining reserve of $61.6 million as of April 4, 2010, of which $47.1 million is recorded in other accrued liabilities and $14.5 million is recorded as a long-term environmental liability.

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

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million in satisfaction of its unindemnified portion of the Fox River Liabilities. AWA has paid $184.4 million in connection with Fox River Liabilities through first quarter 2010. At April 4, 2010, the total indemnification receivable from AWA was $61.6 million, of which $47.1 million is recorded in other current assets and $14.5 million is recorded as an environmental indemnification receivable.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy provides up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. As of April 4, 2010, the policy had $65.6 million of remaining coverage, which is sufficient to cover Appleton’s currently estimated share of the Fox River Liabilities. AWA’s obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended.

The indemnification agreements negotiated with AWA and the Commerce & Industry Insurance policy are designed to ensure that Appleton will not be required to fund any of the indemnified costs and expenses in relation to the Fox River Liabilities and to assure the ESOP Trustee and Appleton’s lenders and investors that Appleton will not have to rely solely on AWA itself to make these payments. This arrangement is working as designed and is expected to continue to protect Appleton with respect to the indemnified costs and expenses, based on Appleton’s review of the insurance policy and the financial condition of AWA and Commerce & Industry Insurance Company. AWA, PDC, the special purpose subsidiaries and the policyholder entered into a relationship agreement which, among other things and subject to certain limited exceptions, prohibits AWA and PDC from taking any actions that would result in any change to this design structure.

The insurance policy discussed above is held by a special purpose entity in which the Company is a minority shareholder. An AWA affiliate is the only other shareholder in this entity. The Company adopted ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” as of January 3, 2010. The Company determined that this entity is not a VIE and there is no requirement to include this entity in its consolidated financial results for the quarter ended April 4, 2010.

In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment action relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009. Though the insurers have appealed the final judgment, settlements have been negotiated between certain insurers and Appleton. Under the terms of the AWA indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. Appleton recorded an $8.2 million receivable, representing first quarter 2010 insurance settlements to be received in excess of amounts reimbursable to AWA, in the condensed consolidated balance sheet as of April 4, 2010. Of this amount, $2.2 million is included in other current assets and $6.0 million is classified as long-term and is included in other assets. An $8.2 million environmental expense insurance recovery was also recorded as a separate line within operating income on the condensed consolidated statement of operations for the period ended April 4, 2010.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Legal Proceedings

In September 2007, Appleton commenced litigation against Andritz BMB AG and Andritz, Inc. The claims asserted included breach of obligations under a February 2007 agreement to perform certain engineering services which also granted Appleton an option to purchase certain equipment and services relating to an off-machine paper coating line. This matter proceeded to trial and, on May 14, 2009, Appleton received a favorable jury verdict. The defendant filed post-trial motions in response to the verdict. On August 11, 2009, an Outagamie County, Wisconsin judge denied the defendant’s post-trial motions seeking to overturn the jury’s verdict and granted Appleton’s motion to enter judgment in favor of Appleton in the amount of $29.1 million plus 12% interest annually beginning as of January 9, 2009. The defendant has appealed the final judgment. The case will be reviewed by the Wisconsin Court of Appeals, which will determine whether the judgment should stand. Due to the pending appeal, no gain has been recorded, though ultimate resolution of the litigation could have a material effect on Appleton’s financial results.

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

12.      EMPLOYEE STOCK OWNERSHIP PLAN

Appleton’s matching contributions charged to expense were $0.9 million and $1.1 million for the three months ended April 4, 2010 and April 5, 2009, respectively. As a result of hardship withdrawals, 1,846 shares of PDC redeemable common stock were repurchased at an aggregate price of approximately $24,000 during first quarter 2010. As a result of hardship withdrawals, 533 shares of PDC redeemable common stock were repurchased at an aggregate piece of approximately $12,000 during first quarter 2009.

In accordance with the ASC 480, “Distinguishing Liabilities from Equity,” redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period-end. All Company common stock stock is redeemable common stock. Redeemable common stock is being accreted up to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of April 4, 2010. Due to a reduction to the share price on December 31, 2009, the Company reduced the redeemable common stock accretion by $1.7 million for the three months ended April 4, 2010. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $134 million has been determined. The recorded book value of the redeemable common stock as of April 4, 2010, was $120 million.

Due to a reduction in the December 31, 2008 share price, redeemable common stock accretion was reduced by $0.5 million for the three months ended April 5, 2009. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $228 million was determined. The recorded book value of the redeemable common stock as of April 5, 2009 was $147 million.

13.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company selectively uses financial instruments to manage some market risk from changes in interest rates or foreign currency exchange rates. The fair values of all derivatives are recorded in the condensed consolidated balance sheet. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive loss, depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the condensed consolidated balance sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive loss and are subsequently reclassified into earnings when the underlying transactions occur and affect earnings. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $9.5 million as of April 4, 2010.

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. This interest rate swap was being accounted for as a cash flow hedge. As discussed in Note 14, Long-Term Obligations, the covenant violation at January 3, 2009 and subsequent waiver and amendment in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the interest rate swap contract. As amended, the senior secured credit facilities contained interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. Consequently, this derivative was no longer designated as a hedging instrument. As a result of the February 2010 voluntary refinancing, Appleton paid $5.0 million, including interest, to settle this derivative.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The following table presents the location and fair values of derivative instruments included in the Company’s condensed consolidated balance sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	April 4, 2010	January 2, 2010
Foreign currency exchange derivatives	Accounts receivable	$575	$308
Foreign currency exchange derivatives	Other current liabilities	(92)	(35)

Not Designated as a Hedge
Interest rate swap contract	Other long-term liabilities	-	(3,813)

The following table presents the location and amount of (gains) losses on derivative instruments and related hedge items included in the Company’s condensed consolidated statement of operations for the three months ended April 4, 2010 and April 5, 2009 and (gains) losses initially recognized in accumulated other comprehensive loss in the condensed consolidated balance sheet at the period-ends presented (dollars in thousands):

Designated as a Hedge	Statement of Operations Location	April 4, 2010	April 5, 2009
Foreign currency exchange derivatives	Net sales	$(53)	$(32)

(Gains) losses recognized in accumulated other comprehensive loss		(404)	33

Not Designated as a Hedge
Interest rate swap contract	Interest expense	961	(204)

For a discussion of the fair value of financial instruments, see Note 15, Fair Value of Financial Instruments.

14.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligations, consist of the following (dollars in thousands):

	April 4, 2010	January 2, 2010
The senior secured variable rate notes payable were paid off, in full, and terminated on February 8, 2010. At January 2, 2010 the notes were at 6.625%, $542 due quarterly with $204,184 due June 2013.	$-	$211,225
Secured term note payable at 14.25%, approximately $200 due monthly with $6,831 due December 2013.	18,856	19,695
At January 2, 2010 the old revolving credit facility was at approximately 6.7%. On February 8, 2010, it was repaid in full and terminated.	-	88,225
New revolving credit facility at approximately 6.0%	38,493	-
Unsecured variable rate industrial development bonds, 0.4% average interest rate at April 4, 2010, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final payment due May 2017	7,755	7,965
State of Ohio loan at 1% until July 2011, then 3% until May 2019, approximately $30 due monthly and final payment due May 2019	2,784	2,856
Senior notes payable at 8.125%, due June 2011	17,491	17,491
Senior subordinated notes payable at 9.75%, due June 2014	32,195	32,195
Senior secured first lien notes payable at 10.5%, due June 2015	305,000	-
Unamortized discount on 10.5% senior secured first lien notes payable, due June 2015	(5,876)	-
Second lien notes payable at 11.25%, due December 2015	161,766	161,766
	587,114	550,068
Less obligations due within one year	(3,789)	(5,955)
	$ 583,325	$ 544,113

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

On February 8, 2010, Appleton completed a voluntary refinancing of its debt to extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility. The refinancing included the sale of $305.0 million of 10.5% senior secured first lien notes due June 2015 and a new five-year, asset-backed $100 million revolving credit facility. Proceeds from the sale of the senior secured notes, less expenses and discounts, were $292.2 million. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. It also contains an uncommitted accordion feature that allows the Company to increase the size of the revolving credit facility by up to $25 million if the Company can obtain commitments for the incremental amount. Borrowings under the new revolving credit facility will be limited to the sum of (a) 85% of the net amount of eligible accounts receivable and (b) the lesser of (i) 70% of the net amount of eligible raw materials and finished goods inventory or (ii) 85% of the net orderly liquidation value of such inventory. The Company’s borrowings under the revolving credit facility will initially bear interest at the Company’s option at either base rate plus 3.00% or LIBOR plus 4.00% per annum. Thereafter, the interest rate may be reduced (and subsequently may be increased up to the foregoing levels or reduced from time to time) based on measures of Appleton’s average monthly unused availability as defined in the revolving credit facility. Initial borrowing totaled $20.6 million. A majority of the proceeds from this refinancing transaction were used to repay, and thus terminate, the senior secured credit facilities which included senior secured variable rate notes payable of $211.2 million, plus interest, and the revolving credit facility of $97.1 million, plus interest. Remaining proceeds were used to pay related transaction fees and expenses totaling $10.6 million.

The 10.5% senior secured first lien notes due June 2015 rank senior in right of payment to all existing and future subordinated indebtedness of Appleton and equally in right of payment with all existing and future senior indebtedness of Appleton. The notes are secured by security interests in substantially all of the property and assets of Appleton and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of Appleton’s restricted subsidiaries (other than excluded restricted subsidiaries) and the parent entity. Initially, in addition to Appleton, this includes PDC, American Plastics Company, Inc., New England Extrusion Inc. and Appleton Papers Canada Ltd.

The revolving credit facility is guaranteed by PDC, each of PDC’s existing and future 100%-owned domestic and Canadian subsidiaries and each other subsidiary of PDC that guarantees the 10.5% senior secured first lien notes due June 2015 including American Plastics Company, Inc. and New England Extrusion Inc. Lenders hold a senior first-priority interest in (i) substantially all of the accounts, inventory, general intangibles, cash deposit accounts, business interruption insurance, investment property (including, without limitation, all issued and outstanding capital stock of the Company and each revolver guarantor (other than PDC) and all interests in any domestic or Canadian partnership, joint venture or similar arrangement), instruments (including all collateral security thereof), documents, chattel paper and records of the Company and each revolver guarantor now owned or hereafter acquired (except for certain general intangibles, instruments, documents, chattel paper and records of the Company or any revolver guarantor, to the extent arising directly in connection with or otherwise directly relating to equipment, fixtures or owned real property), (ii) all other assets and properties of the Company and each revolver guarantor now owned or hereafter acquired, and (iii) all proceeds of the foregoing. Lenders also hold a junior first-priority security interest in (i) substantially all equipment, fixtures and owned real property of the Company and each revolver guarantor now owned or hereafter acquired, (ii) in each case solely to the extent arising directly in connection with or otherwise directly related to any of the foregoing, certain general intangibles, instruments, documents, chattel paper and records of the Company and each revolver guarantor now owned or hereafter acquired, and (iii) all proceeds of the foregoing. This revolving credit facility contains affirmative and negative covenants customary for similar credit facilities, which among other things, require that the Company meet a minimum fixed charge coverage ratio under certain circumstances and restrict the Company’s ability and the ability of the Company’s subsidiaries, subject to certain exceptions, to incur liens, incur or guarantee additional indebtedness, make restricted payments, engage in transactions with affiliates and make investments.

During the first three months of 2010, Appleton made mandatory debt repayments of $1.1 million, plus interest, on its secured term note payable and State of Ohio loans. Prior to the refinancing, Appleton had borrowed an additional $8.9 million, net, from the old revolving credit facility. As discussed above, this was repaid in full. Subsequent to the refinancing, and in addition to the initial borrowing of $20.6 million on the new revolving credit facility, Appleton borrowed an additional $17.9 million, net, using the new revolving credit facility. The outstanding revolving credit facility balance was $38.5 million at quarter-end. Approximately $18.5 million of the new revolving credit facility was used to support outstanding letters of credit. At April 4, 2010, there was approximately $31.9 million of unused borrowing capacity under the five-year, asset-backed $100 million revolving credit facility for working capital and other corporate purposes. A commitment fee of 0.75% per annum is assessed on the unused borrowing capacity.

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. Also during first quarter 2008, Appleton fixed the interest rate, at 5.4%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. The covenant violation that occurred at January 3, 2009 and subsequent waiver and amendment in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for these two interest rate swap contracts. As amended, the senior secured credit facilities contained interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, Appleton concluded it was remote that the original forecasted transactions would occur as originally documented and, it reclassified swap losses, originally classified in other comprehensive loss, to interest expense as of year-end 2008. One of these swap contracts was terminated in February 2009. As of January 2, 2010, the remaining swap contract was recorded as a long-term liability of $3.8 million based on a fair value measurement using Level 2 inputs. As a result of the February 2010 voluntary refinancing, Appleton paid $5.0 million, including interest, to settle this derivative.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The senior secured term note payable, as amended, and second lien notes, as amended, contain affirmative and negative covenants. Among other restrictions, the covenants contained in the senior secured term note payable, as amended, require Appleton to meet specified financial tests, including leverage and fixed charge coverage ratios, which become more restrictive over the term of the debt. In February 2010, Appleton and the noteholder of the senior secured term note payable, further amended the terms of this debt to eliminate a financial covenant and adjust the levels of the remaining financial covenants. The senior secured term note payable, as amended, also contains covenants which, among other things, restrict Appleton’s ability and the ability of Appleton’s other guarantors of the senior secured term note payable, as amended, to incur liens; engage in transactions with affiliates; incur or guarantee additional indebtedness; declare dividends or redeem or repurchase capital stock; make loans and investments; engage in mergers, acquisitions, consolidations and asset sales; acquire assets, stock or debt securities of any person; amend its debt instruments; repay other indebtedness; use assets as security in other transactions; enter into sale and leaseback transactions; sell equity interests in the Company’s subsidiaries; and engage in new lines of business. The senior secured term note payable, as amended, also contains a provision which defines an event of default to include defaults or events of default under the senior notes, as amended, and the senior subordinated notes, as amended.

The senior secured term note payable, as amended, is unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by a lien on specified manufacturing equipment located in Appleton’s paper mill in West Carrollton, Ohio. The senior notes, as amended, and senior subordinated notes, as amended, are unconditionally guaranteed by PDC, American Plastics Company, Inc., Rose Holdings Limited and New England Extrusion Inc. The 11.25% second lien notes due 2015, as amended, are guaranteed by PDC and certain of present and future domestic and foreign subsidiaries. Guarantors include PDC, American Plastics Company, Inc. and New England Extrusion Inc. The guarantees of these notes are second-priority senior secured obligations of the guarantors. They rank equally in right of payment with all of the guarantors’ existing and future senior debt and rank senior in right of payment to all of the guarantors’ existing and future subordinated debt. The guarantees of these notes are effectively subordinated to all of the first-priority senior secured debt of the guarantors, to the extent of the collateral securing such debt.

The first lien notes and the second lien notes, as amended, contain covenants that restrict Appleton’s ability and the ability of Appleton’s other guarantors to sell assets or merge or consolidate with or into other companies; borrow money; incur liens; pay dividends or make other distributions; make other restricted payments and investments; place restrictions on the ability of certain subsidiaries to pay dividends or other payments to Appleton; enter into sale and leaseback transactions; amend particular agreements relating to the transaction with former parent Arjo Wiggins Appleton Limited and the ESOP; and enter into transactions with certain affiliates. These covenants are subject to important exceptions and qualifications set forth in the indenture governing the 10.5% first lien notes due 2015 and the 11.25% second lien notes due 2015, as amended. On January 29, 2010, Appleton received the requisite consents from the beneficial owners of the second lien notes to certain amendments to the indenture governing these notes in order to (i) permit a transaction pursuant to which the ESOP will cease to own at least 50% of PDC, without triggering a requirement on the part of the Company to make an offer to repurchase the second lien notes, as amended, and (ii) permit a capital contribution or operating lease of the black liquor assets located at the Company’s Roaring Spring, Pennsylvania facilities to a newly formed joint venture with a third-party in exchange for a minority equity interest in such joint venture.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

As of April 4, 2010, Appleton was in compliance with its various amended covenants and is forecasted to remain compliant throughout 2010. Appleton’s ability to comply with the financial covenants in the future depends on further debt reduction and achieving forecasted operating results. Appleton’s failure to comply with such covenants, or an assessment that it is likely to fail to comply with such covenants, could also lead Appleton to seek amendments to or waivers of the financial covenants. Appleton cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	April 4, 2010		January 2, 2010
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
Senior subordinated notes payable	$32,195	$10,785	$32,195	$19,317
Senior notes payable	17,491	16,879	17,491	17,491
Senior secured first lien notes payable	299,124	303,611	-	-
Second lien notes payable	161,766	144,781	161,766	161,766
Senior credit facility	-	-	211,225	211,225
Secured term note payable	18,856	18,856	19,695	19,695
Revolving credit facility	38,493	38,493	88,225	88,225
State of Ohio loans	10,539	10,928	10,821	10,941
Industrial development bonds	8,650	8,650	8,650	8,650
	$587,114	$552,983	$550,068	$537,310

Interest rate swap derivative	$-	$-	$3,813	$3,813

The senior subordinated notes payable, the senior notes payable, the senior secured first lien notes payable and the second lien notes payable are traded in public markets and therefore, the fair value was determined based on quoted market prices. The secured term note payable is not traded in public markets though, based on discussions with market makers for similar debt instruments, the fair value of this debt is equal to its carrying value. The fair value of the State of Ohio loans was determined based on current rates for similar financial instruments of the same remaining maturity and similar terms. The industrial development bonds have a variable interest rate that reflects current market terms and conditions.

16.      SEGMENT INFORMATION

The Company’s four reportable segments are as follows: carbonless papers, thermal papers, Encapsys® and performance packaging. Prior to first quarter 2010, the reportable segments were coated solutions, thermal papers, security papers and performance packaging. The financial results of the Encapsys business had previously been included within the coated solutions segment. Encapsys provides encapsulation technologies and encapsulated products both internally within Appleton for the production of carbonless papers and commercially to external customers. It has grown to be an increasingly significant business and is forecasted to continue this trend. As a result of this growth, there is a specific management team in place to oversee the development, marketing and manufacturing of these products. With the breakout of Encapsys, the only remaining product line within coated solutions was carbonless papers. As the result of a business and management realignment of the Company’s core paper businesses, previously reported security papers has been combined with carbonless papers to become the carbonless papers reportable segment. The carbonless papers segment and the thermal papers segment each operate under separate management teams to encourage a singular focus on specific markets and customers and their respective needs. Both the carbonless papers segment and the thermal papers segment are included in the Technical Papers business unit. All prior period financial information has been restated to conform to this new segment presentation.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, business development costs not associated with specific segments, interest income, interest expense, debt extinguishment expense (gain) and foreign currency (gain) loss. The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three Months Ended April 4, 2010	For the Three Months Ended April 5, 2009
Net sales
Technical Papers
Carbonless papers	$124,625	$120,518
Thermal papers	80,225	65,030
	204,850	185,548

Encapsys	11,468	9,209
Performance packaging	22,159	23,944
Intersegment (A)	(6,309)	(6,151)
Total	$232,168	$212,550

Operating income (loss)
Technical Papers
Carbonless papers	$8,285	$11,561
Thermal papers	(2,055)	(3,516)
	6,230	8,045

Encapsys	1,533	342
Performance packaging	1,335	344
Unallocated corporate charges and business development costs	6,790	(534)
Intersegment (A)	(1,148)	(774)
Total	$14,740	$7,423

Depreciation and amortization
Technical Papers
Carbonless papers	$6,856	$8,349
Thermal papers	4,938	4,887
	11,794	13,236

Encapsys	461	511
Performance packaging	913	1,602
Unallocated corporate charges	-	40
Total	$13,168	$15,389
(A) Intersegment represents the portion of the Encapsys segment financial results relating to encapsulated products provided internally for the production of carbonless papers.

During the three months ended April 4, 2010, the Company recorded an $8.2 million environmental expense insurance recovery within unallocated corporate charges and business development costs.

17.      GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior notes, as amended, and senior subordinated notes, as amended, which have been guaranteed by PDC (the “Parent Guarantor”), C&H Packaging Company, Inc. (prior to its December 18, 2009 sale), American Plastics Company, Inc., Rose Holdings Limited and New England Extrusion Inc., each of which is a 100%-owned subsidiary of Appleton (the “Subsidiary Guarantors”).

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a 100%-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of April 4, 2010 and January 2, 2010, and for the three months ended April 4, 2010 and April 5, 2009. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

The senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), the senior secured term note payable, as amended, the first lien notes and the second lien notes, as amended, place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
APRIL 4, 2010
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$1,915	$-	$1,323	$-	$3,238
Accounts receivable, net	-	95,048	11,501	5,428	-	111,977
Inventories	-	116,356	10,881	2,398	-	129,635
Other current assets	47,100	7,282	-	147	-	54,529
Total current assets	47,100	220,601	22,382	9,296	-	299,379

Property, plant and equipment, net	-	375,468	20,126	8	-	395,602
Investment in subsidiaries	176,179	98,426	-	-	(274,605)	-
Other assets	14,527	77,202	19,573	120	-	111,422
Total assets	$237,806	$771,697	$62,081	$9,424	$(274,605)	$806,403

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$3,789	$-	$-	$-	$3,789
Accounts payable	-	45,875	6,014	44	-	51,933
Due to (from) parent and affiliated companies	344,131	(308,916)	(30,535)	(4,680)	-	-
Other accrued liabilities	-	98,469	945	1,188	-	100,602
Total current liabilities	344,131	(160,783)	(23,576)	(3,448)	-	156,324

Long-term debt	-	583,325	-	-	-	583,325
Other long-term liabilities	-	172,976	-	103	-	173,079
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	(106,325)	176,179	85,657	12,769	(274,605)	(106,325)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$237,806	$771,697	$62,081	$9,424	$(274,605)	$806,403

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

JANUARY 2, 2010

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$9,161	$1	$801	$-	$9,963
Accounts receivable, net	-	76,248	9,099	5,237	-	90,584
Inventories	-	110,174	8,596	2,172	-	120,942
Other current assets	47,100	7,518	77	140	-	54,835
Total current assets	47,100	203,101	17,773	8,350	-	276,324

Property, plant and equipment, net	-	385,120	20,469	9	-	405,598
Investment in subsidiaries	179,787	96,505	-	-	(276,292)	-
Other assets	28,612	67,430	19,863	153	-	116,058
Total assets	$255,499	$752,156	$58,105	$8,512	$(276,292)	$797,980

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$5,955	$-	$-	$-	$5,955
Accounts payable	-	58,075	1,841	104	-	60,020
Due to (from) parent and affiliated companies	354,893	(319,769)	(29,028)	(6,096)	-	-
Other accrued liabilities	-	94,485	1,097	2,096	-	97,678
Total current liabilities	354,893	(161,254)	(26,090)	(3,896)	-	163,653

Long-term debt	-	544,113	-	-	-	544,113
Other long-term liabilities	-	189,510	-	98	-	189,608
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	(99,394)	179,787	84,195	12,310	(276,292)	(99,394)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$255,499	$752,156	$58,105	$8,512	$(276,292)	$797,980

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 4, 2010
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$210,016	$22,160	$11,340	$(11,348)	$232,168
Cost of sales	-	170,328	18,218	11,333	(11,461)	188,418

Gross profit	-	39,688	3,942	7	113	43,750
Selling, general and administrative expenses	-	34,284	2,467	440	-	37,191
Environmental expense insurance recovery	-	(8,181)	-	-	-	(8,181)

Operating income (loss)	-	13,585	1,475	(433)	113	14,740
Interest expense	3,299	17,172	-	-	(3,549)	16,922
Debt extinguishment expense, net	-	5,532	-	-	-	5,532
Interest income	-	(3,309)	-	(250)	3,549	(10)
Loss (income) in equity investments	4,063	(1,925)	-	-	(2,138)	-
Other loss (income)	-	148	-	(521)	110	(263)

(Loss) income before income taxes	(7,362)	(4,033)	1,475	338	2,141	(7,441)
Provision (benefit) for income taxes	-	30	12	(121)	-	(79)

Net (loss) income	$(7,362)	$(4,063)	$1,463	$459	$2,141	$(7,362)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 5, 2009
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$188,981	$23,944	$11,632	$(12,007)	$212,550
Cost of sales	-	150,649	20,269	11,526	(11,635)	170,809

Gross profit	-	38,332	3,675	106	(372)	41,741
Selling, general and administrative expenses	-	30,627	3,327	364	-	34,318

Operating income (loss)	-	7,705	348	(258)	(372)	7,423
Interest expense	3,099	11,392	-	-	(3,099)	11,392
Debt extinguishment gain, net	-	(5,380)	-	-	-	(5,380)
Interest income	-	(3,114)	-	(1)	3,099	(16)
(Income) loss in equity investments	(4,262)	250	-	-	4,012	-
Other loss	-	228	-	211	(160)	279

Income (loss) before income taxes	1,163	4,329	348	(468)	(4,224)	1,148
Provision (benefit) for income taxes	-	67	11	(93)	-	(15)

Net income (loss)	$1,163	$4,262	$337	$(375)	$(4,224)	$1,163

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 4, 2010
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(7,362)	$(4,063)	$1,463	$459	$2,141	$(7,362)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	-	12,303	864	1	-	13,168
Other	-	(419)	-	(521)	-	(940)
Change in assets and liabilities, net	18,148	(44,599)	(590)	(833)	(2,141)	(30,015)
Net cash provided (used) by operating activities	10,786	(36,778)	1,737	(894)	-	(25,149)
Cash flows from investing activities:
Proceeds from sale of equipment	-	57	-	-	-	57
Additions to property, plant and equipment	-	(2,135)	(231)	-	-	(2,366)

Net cash used by investing activities	-	(2,078)	(231)	-	-	(2,309)
Cash flows from financing activities:			-
Payments of senior secured notes payable	-	(211,225)	-	-	-	(211,225)
Proceeds from senior secured first lien notes payable	-	299,007	-	-	-	299,007
Debt acquisition costs	-	(10,576)	-	-	-	(10,576)
Payments relating to capital lease obligations	-	(195)	-	-	-	(195)
Proceeds from old revolving line of credit	-	21,350	-	-	-	21,350
Payments of old revolving line of credit	-	(109,575)	-	-	-	(109,575)
Proceeds from new revolving line of credit	-	74,693	-	-	-	74,693
Payments of new revolving line of credit	-	(36,200)	-	-	-	(36,200)
Payments of State of Ohio loans	-	(282)	-	-	-	(282)
Payments of secured financing	-	(838)	-	-	-	(838)
Due to parent and affiliated companies, net	(10,762)	10,853	(1,507)	1,416	-	-
Payments to redeem common stock	(24)	-	-	-	-	(24)
Decrease in cash overdraft	-	(5,436)	-	-	-	(5,436)

Net cash (used) provided by financing activities	(10,786)	31,576	(1,507)	1,416	-	20,699

Effect of foreign exchange rate changes on cash and cash equivalents	-	34	-	-	-	34
Change in cash and cash equivalents	-	(7,246)	(1)	522	-	(6,725)
Cash and cash equivalents at beginning of period	-	9,161	1	801	-	9,963
Cash and cash equivalents at end of period	$-	$1,915	$-	$1,323	$-	$3,238

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 5, 2009
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$1,163	$4,262	$337	$(375)	$(4,224)	$1,163
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	-	13,825	1,563	1	-	15,389
Other	-	(3,503)	-	211	-	(3,292)
Change in assets and liabilities, net	10,096	(27,230)	1,333	(1,335)	4,224	(12,912)

Net cash provided (used) by operating activities	11,259	(12,646)	3,233	(1,498)	-	348
Cash flows from investing activities:
Proceeds from sale of equipment	-	9	-	-	-	9
Additions to property, plant and equipment	-	(4,568)	(177)	-	-	(4,745)

Net cash used by investing activities	-	(4,559)	(177)	-	-	(4,736)
Cash flows from financing activities:			-
Payments of senior secured notes payable	-	(562)	-	-	-	(562)
Payments of senior subordinated notes payable	-	(1,687)	-	-	-	(1,687)
Debt acquisition costs	-	(2,685)	-	-	-	(2,685)
Payments relating to capital lease obligation	-	(182)	-	-	-	(182)
Proceeds from old revolving line of credit	-	43,850	-	-	-	43,850
Payments of old revolving line of credit	-	(16,050)	-	-	-	(16,050)
Payments of State of Ohio loans	-	(200)	-	-	-	(200)
Payments of secured financing	-	(557)	-	-	-	(557)
Due to parent and affiliated companies, net	(11,247)	14,541	(3,120)	(174)	-	-
Payments to redeem common stock	(12)	-	-	-	-	(12)
Decreases in cash overdraft	-	(16,810)	-	-	-	(16,810)

Net cash (used) provided by financing activities	(11,259)	19,658	(3,120)	(174)	-	5,105

Effect of foreign exchange rate changes on cash and cash equivalents	-	(40)	-	-	-	(40)
Change in cash and cash equivalents	-	2,413	(64)	(1,672)	-	677
Cash and cash equivalents at beginning of period	-	2,111	65	2,004	-	4,180
Cash and cash equivalents at end of period	$-	$4,524	$1	$332	$-	$4,857

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

Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of PDC and Appleton for the quarter ended April 4, 2010. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes. Reference should also be made to the Annual Report on Form 10-K for the year ended January 2, 2010, the consolidated financial statements and related notes included therein.

On February 8, 2010, Appleton completed a voluntary refinancing of its debt to extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility. The refinancing included the sale of $305.0 million of 10.5% senior secured first lien notes due June 2015 and a new five-year, asset-backed $100 million revolving credit facility. Proceeds from the sale of the senior secured notes, less expenses and discounts, were $292.2 million. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. It also contains an uncommitted accordion feature that allows the Company to increase the size of the revolving credit facility by up to $25 million if the Company can obtain commitments for the incremental amount. Borrowings under the new revolving credit facility will be limited to the sum of (a) 85% of the net amount of eligible accounts receivable and (b) the lesser of (i) 70% of the net amount of eligible raw materials and finished goods inventory or (ii) 85% of the net orderly liquidation value of such inventory. The Company’s borrowings under the revolving credit facility will initially bear interest at the Company’s option at either base rate plus 3.00% or LIBOR plus 4.00% per annum. Thereafter, the interest rate may be reduced (and subsequently may be increased up to the foregoing levels or reduced from time to time) based on measures of Appleton’s average monthly unused availability as defined in the revolving credit facility. Initial borrowing totaled $20.6 million. A majority of the proceeds from this refinancing transaction were used to repay, and thus terminate, the senior secured credit facilities which included senior secured variable rate notes payable of $211.2 million, plus interest, and the revolving credit facility of $97.1 million, plus interest. Remaining proceeds were used to pay related transaction fees and expenses totaling $10.6 million. For further information, see the Cash Flows from Financing Activities in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 14 of Notes to Condensed Consolidated Financial Statements.

Appleton's business and results of operations are impacted by various factors, including raw materials pricing and availability. As discussed below, raw material prices have increased during first quarter 2010. Appleton's business and financial results may be adversely affected if raw material prices continue to increase and Appleton is unable to pass such increases on to customers.

Financial Highlights

Net sales for the first quarter of 2010 totaled $232.2 million, compared to $212.5 million for first quarter 2009. This 9.3% increase in net sales was largely due to an overall increase in shipment volumes. Overall volumes in Technical Papers, which includes the carbonless papers and thermal papers segments, were nearly 20% ahead of the same quarter last year as a result of a new product launch and increased international demand. Performance packaging volumes were approximately 14% ahead of last year and resin prices increased nearly 30% since the beginning of 2010. Encapsys first quarter 2010 volumes were nearly 43% higher than first quarter 2009. Technical Papers first quarter 2010 net sales increased 10.4% when compared to first quarter 2009 net sales. First quarter 2010 net sales within the Packaging business were 7.5% lower than net sales for first quarter last year because of the December 2009 sale of C&H Packaging Company, Inc (“C&H”). The remaining Packaging business reported a 19.6% increase in first quarter 2010 net sales compared to first quarter 2009. Encapsys first quarter 2010 net sales were 24.5% higher than first quarter 2009.

In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment action relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009. Though the insurers have appealed the final judgment, settlements have been negotiated between certain insurers and Appleton. Under the terms of the AWA indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. Appleton recorded an $8.2 million receivable, representing first quarter 2010 insurance settlements to be received in excess of amounts reimbursable to AWA, in the condensed consolidated balance sheet as of April 4, 2010. Of this amount, $2.2 million is included in other current assets and $6.0 million is classified as long-term and is included in other assets. An $8.2 million environmental expense insurance recovery was also recorded as a separate line within operating income on the condensed consolidated statement of operations for the period ended April 4, 2010.

Appleton reported a net loss of $7.4 million for first quarter 2010 compared to net income of $1.2 million in first quarter 2009. During first quarter 2010, increased gross profit of $2.1 million and the $8.2 million of insurance recovery were negated by higher selling, general and administrative expenses of $2.9 million, higher net interest expense of $5.6 million and $5.5 million of debt extinguishment expenses recorded as a result of the February 2010 voluntary refinancing. During first quarter 2009, Appleton recorded a $5.4 million debt extinguishment gain as the result of making market purchases of a portion of its senior subordinated notes at a price significantly less than face value.

Comparison of Unaudited Results of Operations for the Quarters Ended April 4, 2010 and April 5, 2009

	For the Quarter Ended
	April 4,	April 5,	Increase
	2010	2009	(Decrease)
	(dollars in millions)

Net sales	$232.2	$212.5	9.3%
Cost of sales	188.4	170.8	10.3%

Gross profit	43.8	41.7	5.0%

Selling, general and administrative expenses	37.2	34.3	8.5%
Environmental expense insurance recovery	(8.2)	-	nm

Operating income	14.8	7.4	100.0%

Interest expense, net	16.9	11.3	49.6%
Debt extinguishment expense (gain), net	5.5	(5.4)	201.9%
Other non-operating (income) expense, net	(0.1)	0.3	nm

(Loss) income before income taxes	(7.5)	1.2	nm
Benefit for income taxes	(0.1)	-	nm

Net (loss) income	$(7.4)	$1.2	nm

Comparison as a % of net sales
Cost of sales	81.1%	80.4%	0.7%
Gross margin	18.9%	19.6%	-0.7%
Selling, general and administrative expenses	16.0%	16.1%	-0.1%
Operating margin	6.4%	3.5%	2.9%
(Loss) income before income taxes	-3.2%	0.6%	-3.8%
Net (loss) income	-3.2%	0.6%	-3.8%

Net sales for first quarter 2010 were $232.2 million, an increase of $19.7 million, or 9.3%, compared to the prior year period. This increase was largely due to higher shipment volumes and increased resin prices.

Operating income in first quarter 2010 increased $7.4 million or 100.0% as a result of the $8.2 million environmental expense insurance recovery. Though manufacturing operations ran $10.2 million favorable compared to first quarter 2009, which included planned start-up costs associated with the new thermal coater in West Carrollton, Ohio, and manufacturing costs were $8.9 million lower, 2010 margins were negatively impacted by unfavorable pricing and mix and higher raw material costs. First quarter 2010 selling, general and administrative (“SG&A”) expenses were $2.9 million higher than the first three months of 2009 largely due to higher distribution costs of $2.4 million caused by increased shipment volumes. Though first quarter 2010 SG&A spending was $1.0 million lower due to the December 2009 sale of C&H and bad debt expense was $1.5 million lower, salaries expense was $0.7 million higher as the result of severance costs associated with outsourcing 28 finance and IT positions, incentive compensation was $0.5 million higher and all other expenses were $1.8 million higher largely due to the resumption of spending associated with business activities that were either deferred or cut back during 2009. As a percentage of net sales, first quarter 2010 SG&A expenses were slightly below first quarter 2009.

A net loss of $7.4 million was recorded during the first quarter of 2010 compared to $1.2 million of net income recorded during first quarter 2009. In addition to the items noted above, net interest expense was $5.6 million higher and $5.5 million of debt extinguishment expenses were recorded as a result of the February 2010 voluntary refinancing. Though average debt has decreased quarter-on-quarter, the average interest rate on the debt has increased approximately 3.5%. As a result of the debt refinancings and the debt exchange that occurred during the past five quarters, Appleton was able to decrease its debt, extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility.

Business Segment Discussion

The Technical Papers business unit includes the carbonless papers and thermal papers segments. Prior to first quarter 2010, the Technical Papers business unit included coated solutions, thermal papers and security papers. Coated solutions included carbonless papers and Encapsys. Encapsys provides encapsulation technologies and encapsulated products both internally within Appleton for the production of carbonless papers and commercially to external customers. It has grown to be an increasingly significant business and is forecasted to continue this trend. As a result of this growth, there is a specific management team in place to oversee the development, marketing and manufacturing of these products. Due to a business and management realignment of the Company’s core paper businesses, previously reported security papers has been combined with carbonless papers to become the carbonless papers reportable segment. The carbonless papers segment and the thermal papers segment will each operate under separate management teams to encourage a singular focus on specific markets and customers and their respective needs.

Technical Papers

First quarter Technical Papers net sales of $204.8 million were $19.3 million higher than first quarter 2009 net sales. First quarter operating income of $6.2 million was $1.8 million lower than first quarter 2009 operating income. The year-on-year operating income variances were the result of the following (dollars in millions):

Unfavorable price and mix	$(18.1)
Net inflation of raw material and utilities pricing	(2.4)
Higher distribution costs	(0.6)
Reduced manufacturing costs	8.9
Reduction in mill curtailments to match customer demand	3.8
Higher shipment volumes	3.5
Reduced start-up costs related to the thermal coater at the West Carrollton, Ohio paper mill	2.9
Other	0.2
$(1.8)

•
Carbonless segment net sales totaled $124.6 million for first quarter 2010, an increase of $4.1 million, or 3.4%, from prior year levels. First quarter 2010 carbonless shipment volumes were approximately 13% higher than first quarter 2009. The launch of the Company’s new Superior carbonless sheet product, as well as increased international demand, contributed to the increase in overall shipment volumes. First quarter 2010 operating income decreased $3.2 million compared to first quarter 2009. Despite higher shipment volumes, mix was unfavorably impacted by the increased international demand because profit margins are lower on international sales. Higher raw material costs have also driven down operating results and distribution costs were higher due to increased fuel costs and international shipments.

•
Thermal papers segment net sales during first quarter 2010 were $80.2 million, an increase of $15.2 million, or 23.4%, from the same prior year period. The segment benefited from increased shipment volumes of approximately 36%, of which, the largest volume increase was recorded within the light weight non-top coat (“LWNTC”) product offerings. The operating loss recorded during first quarter 2010 was $1.4 million less than the operating loss recorded during first quarter 2009. Increased net sales and the elimination of the new thermal coater start-up costs, incurred during first quarter 2009, contributed favorably to first quarter 2010 operating results. Competitive pricing continues to narrow LWNTC gross margins.

Encapsys

•
Encapsys first quarter 2010 net sales of $11.5 million were $2.2 million, or 24.5%, higher than first quarter 2009. First quarter 2010 volumes were nearly 43% higher than the prior year quarter. This increase in sales contributed an increase in operating income of $1.2 million.

Performance Packaging

•
Performance packaging segment net sales totaled $22.2 million in first quarter 2010, a decrease of $1.8 million, or 7.5%, from first quarter 2009. Compared to first quarter 2009, this segment incurred a decline in net sales due the December 2009 sale of C&H. The remaining packaging business actually reported a $3.6 million increase in quarter-on-quarter net sales. In comparison to first quarter last year, current year shipment volumes during the first three months, for the remaining business, increased nearly 14%. First quarter 2010 operating income, for the remaining business, increased $1.3 million from first quarter 2009.

Unallocated Corporate Charges and Business Development Costs

•
Unallocated corporate charges and business development costs decreased $7.3 million in first quarter 2010 compared to first quarter 2009 due to the recording of the $8.2 million Fox River insurance recovery.

As a matter of practice, the Company is always assessing strategic opportunities. Future strategic plans could include the acquisition of new businesses or divestures of existing businesses. Such divestures may not recover the carrying value of that particular business and therefore have a material impact on the Company’s financial results.

Liquidity and Capital Resources

Overview. Appleton’s primary sources of liquidity and capital resources are cash provided by operations and available borrowings under its revolving credit facility. Appleton generally expects that cash on hand, internally generated cash flow and available credit from its revolving credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At April 4, 2010, Appleton had $3.2 million of cash and approximately $31.9 million of unused borrowing capacity under its revolving credit facility.

Cash Flows from Operating Activities. Net cash of $25.2 million was used by operating activities during the first three months of 2010. This was a $25.5 million decrease in operating cash when compared to net cash provided by operating activities during first quarter 2009. The net loss of $7.4 million, adjusted for non-cash charges, provided $4.9 million in operating cash for the period. Non-cash charges included $13.2 million of depreciation and amortization, $5.4 million of debt extinguishment expense associated with the February 2010 refinancing, $0.9 million of non-cash employer matching contributions to the KSOP and $1.0 million of other non-cash charges. These non-cash charges were decreased by the $8.2 million Fox River insurance recovery, the proceeds of which, are expected to be received during 2011 and 2012. Uses of cash included a $27.7 million change in working capital and a net $2.4 million of other uses.

A major component of the $27.7 million increase in working capital was a $21.3 million increase in accounts receivable. This increase was the result of first quarter 2010 net sales being approximately 8.6% higher than fourth quarter 2009 net sales and increased international sales which carry longer payment terms. Other components of the increase in working capital were an $8.7 million increase in inventories. The increase in inventories was the result of higher international sales requiring the amalgamation of orders prior to shipment to the customer which leads to higher inventory levels. Inventories also grew as the Company prepared for upcoming, planned mill outages. In addition, resin prices increased nearly 30% during the quarter. Other current assets decreased by $2.5 million and accounts payable and other accrued liabilities decreased by $0.2 million. The remaining $2.4 million use of cash was the result of the net change in other long-term assets and liabilities.

Cash Flows from Investing Activities. Net cash used by investing activities during first quarter 2010 totaled $2.3 million versus $4.7 million during first quarter 2009. Both amounts represent additions to property, plant and equipment, none of which include major capital projects.

Cash Flows from Financing Activities. Net cash provided by financing activities was $20.7 million for first quarter 2010 compared to $5.1 million of cash provided during first quarter 2009. As discussed in detail below, in February 2010, Appleton completed a voluntary refinancing of its debt. Prior to the refinancing, Appleton had borrowed an additional $8.9 million, net, from the old revolving credit facility, which, as discussed below, was repaid in full. Subsequent to the refinancing, and in addition to the initial borrowing of $20.6 million, Appleton borrowed an additional $17.9 million, net, using the new revolving credit facility.

Cash overdrafts decreased $5.4 million during first quarter 2010. Cash overdrafts represent short-term obligations, in excess of deposits on hand, that have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks. Other net payments made during the quarter totaled $1.4 million.

On February 8, 2010, Appleton completed a voluntary refinancing of its debt to extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility. The refinancing included the sale of $305.0 million of 10.5% senior secured first lien notes due June 2015 and a new five-year, asset-backed $100 million revolving credit facility. Proceeds from the sale of the senior secured notes, less expenses and discounts, were $292.2 million. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. It also contains an uncommitted accordion feature that allows the Company to increase the size of the revolving credit facility by up to $25 million if the Company can obtain commitments for the incremental amount. Borrowings under the new revolving credit facility will be limited to the sum of (a) 85% of the net amount of eligible accounts receivable and (b) the lesser of (i) 70% of the net amount of eligible raw materials and finished goods inventory or (ii) 85% of the net orderly liquidation value of such inventory. The Company’s borrowings under the revolving credit facility will initially bear interest at the Company’s option at either base rate plus 3.00% or LIBOR plus 4.00% per annum. Thereafter, the interest rate may be reduced (and subsequently may be increased up to the foregoing levels or reduced from time to time) based on measures of Appleton’s average monthly unused availability as defined in the revolving credit facility. Initial borrowing totaled $20.6 million. A majority of the proceeds from this refinancing transaction were used to repay, and thus terminate, the senior secured credit facilities which included senior secured variable rate notes payable of $211.2 million, plus interest, and the revolving credit facility of $97.1 million, plus interest. Remaining proceeds were used to pay related transaction fees and expenses totaling $10.6 million. For further information, see Note 14 of Notes to Condensed Consolidated Financial Statements.

The 10.5% senior secured first lien notes due June 2015 rank senior in right of payment to all existing and future subordinated indebtedness of Appleton and equally in right of payment with all existing and future senior indebtedness of Appleton. The notes are secured by security interests in substantially all of the property and assets of Appleton and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of Appleton’s restricted subsidiaries (other than excluded restricted subsidiaries) and the parent entity. Initially, in addition to Appleton, this includes PDC, American Plastics Company, Inc., New England Extrusion Inc. and Appleton Papers Canada Ltd.

The revolving credit facility is guaranteed by PDC, each of PDC’s existing and future 100%-owned domestic and Canadian subsidiaries and each other subsidiary of PDC that guarantees the 10.5% senior secured first lien notes due June 2015 including American Plastics Company, Inc. and New England Extrusion Inc. Lenders hold a senior first-priority interest in (i) substantially all of the accounts, inventory, general intangibles, cash deposit accounts, business interruption insurance, investment property (including, without limitation, all issued and outstanding capital stock of the Company and each revolver guarantor (other than PDC) and all interests in any domestic or Canadian partnership, joint venture or similar arrangement), instruments (including all collateral security thereof), documents, chattel paper and records of the Company and each revolver guarantor now owned or hereafter acquired (except for certain general intangibles, instruments, documents, chattel paper and records of the Company or any revolver guarantor, to the extent arising directly in connection with or otherwise directly relating to equipment, fixtures or owned real property), (ii) all other assets and properties of the Company and each revolver guarantor now owned or hereafter acquired, and (iii) all proceeds of the foregoing. Lenders also hold a junior first-priority security interest in (i) substantially all equipment, fixtures and owned real property of the Company and each revolver guarantor now owned or hereafter acquired, (ii) in each case solely to the extent arising directly in connection with or otherwise directly related to any of the foregoing, certain general intangibles, instruments, documents, chattel paper and records of the Company and each revolver guarantor now owned or hereafter acquired, and (iii) all proceeds of the foregoing. This revolving credit facility contains affirmative and negative covenants customary for similar credit facilities, which among other things, require that the Company meet a minimum fixed charge coverage ratio under certain circumstances and restrict the Company’s ability and the ability of the Company’s subsidiaries, subject to certain exceptions, to incur liens, incur or guarantee additional indebtedness, make restricted payments, engage in transactions with affiliates and make investments.

Also in February 2010, Appleton and the noteholder of the senior secured term note payable due December 2013, amended the terms of this debt to eliminate a financial covenant and adjust the levels of the remaining financial covenants.

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. Also during first quarter 2008, Appleton fixed the interest rate, at 5.4%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. The covenant violation that occurred at January 3, 2009 and subsequent waiver and amendment in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for these two interest rate swap contracts. As amended, the senior secured credit facilities contained interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, Appleton concluded it was remote that the original forecasted transactions would occur as originally documented and, it reclassified swap losses, originally classified in other comprehensive loss, to interest expense as of year-end 2008. One of these swap contracts was terminated in February 2009. As of January 2, 2010, this remaining swap contract was recorded as a long-term liability of $3.8 million based on a fair value measurement using Level 2 inputs. As a result of the February 2010 voluntary refinancing, Appleton paid $5.0 million, including interest, to settle this derivative.

As of April 4, 2010, Appleton was in compliance with its various amended covenants and is forecasted to remain compliant throughout 2010. Appleton’s ability to comply with the financial covenants in the future depends on further debt reduction and achieving forecasted operating results. Appleton’s failure to comply with such covenants, or an assessment that it is likely to fail to comply with such covenants, could also lead Appleton to seek amendments to or waivers of the financial covenants. Appleton cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

Health Care Reform Legislation

   In March 2010, the President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (together, the "Acts"). The Acts contain provisions which could impact the Company's accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. Elements of the Acts, the impact of which are currently not determinable, include reduced subsidies for Medicare Advantage programs and the elimination of lifetime or annual coverage limits on participant medical coverage. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. Based on the analysis to date of the provisions in the Acts, the impact of which are reasonably determinable, a re-measurement of the Company's retiree plan liabilities is not required at this time. In addition, the Company may consider plan amendments in future periods that may have accounting implications.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” requiring new disclosures of significant transfers in and out of Levels 1 and 2 fair value measurements, the reasons for the transfers, and separate reporting of purchases, sales, issuances and settlements in the roll forward of Level 3 fair value measurement activity. The new ASU also clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and disclosures should also be provided about valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements. The disclosures are required for either Level 2 or Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 (including interim periods within those fiscal years). During first quarter 2010, the Company adopted the portion of ASU No. 2010-06 relating to Level 2 fair value measurements and is currently evaluating the impact, if any, of the Level 3 disclosures on its financial statements. The disclosures required by adoption are included in Note 13 of Notes to Condensed Consolidated Financial Statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU amends previous accounting related to the consolidation of variable interest entities ("VIE") to require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, this ASU requires an ongoing reconsideration of the primary beneficiary and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This ASU was effective as of the beginning of each reporting entity’s first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company adopted ASU No. 2009-17 during first quarter 2010 and there was no material impact.

In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets.” This ASU removes the concept of a qualifying special-purpose entity and establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This ASU must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company adopted ASU No. 2009-16 during first quarter 2010 and there was no impact on its financial results for the quarter.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

For information regarding quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10-K for the year ended January 2, 2010. There have been no other material changes in the quantitative or qualitative exposure to market risk from that described in the Form 10-K.

Item 4T—Controls and Procedures

Internal Controls Over Financial Reporting

There were no changes in the internal control over financial reporting of Appleton or PDC as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Information regarding legal proceedings is contained in Note 11 to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

Item 1A – Risk Factors

There have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K for the year ended January 2, 2010.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seek” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address Appleton’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that Appleton expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended January 2, 2010, as well as in the Quarterly Report on Form 10-Q for the current quarter ended April 4, 2010, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond Appleton’s ability to control or predict. Given these uncertainties, do not place undue reliance on the forward-looking statements. Appleton disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

31.4
Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC. (Registrant)

Date: May 7, 2010	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: May 7, 2010	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)