Form 10-Q
period 2010-08-02
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2010-08-09
CIK 1144326, 1166365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 4, 2010

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

As of August 1, 2010, 9,784,959 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of August 1, 2010, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Documents incorporated by reference: None.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)
	July 4, 2010	January 2, 2010
ASSETS
Current assets
Cash and cash equivalents	$3,919	$9,963
Accounts receivable, less allowance for doubtful accounts of $1,217 and $1,356, respectively	108,695	81,485
Inventories	111,764	112,346
Other current assets	51,845	54,758
Assets of discontinued operations	20,977	17,772
Total current assets	297,200	276,324

Property, plant and equipment, net of accumulated depreciation of $453,830 and $431,225, respectively	367,691	385,129
Intangible assets, net	49,615	50,780
Environmental indemnification receivable	-	28,600
Other assets	27,217	16,815
Assets of discontinued operations	39,171	40,332

Total assets	$780,894	$797,980

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$21,280	$5,955
Accounts payable	51,407	55,384
Accrued interest	3,168	5,218
Other accrued liabilities	82,783	91,363
Liabilities of discontinued operations	6,538	5,733
Total current liabilities	165,176	163,653

Long-term debt	582,026	544,113
Postretirement benefits other than pension	50,587	50,609
Accrued pension	103,317	101,312
Environmental liability	-	28,600
Other long-term liabilities	5,744	9,087
Commitments and contingencies (Note 12)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 9,785,058 and 10,097,099, respectively	114,378	122,087
Accumulated deficit	(141,372)	(121,764)
Accumulated other comprehensive loss	(98,962)	(99,717)
Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$780,894	$797,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three Months Ended July 4, 2010	Three Months Ended July 5, 2009	Six Months Ended July 4, 2010	Six Months Ended July 5, 2009

Net sales	$220,784	$195,940	$430,792	$391,712

Cost of sales	184,126	148,540	354,326	305,034

Gross profit	36,658	47,400	76,466	86,678

Selling, general and administrative expenses	35,318	29,842	70,131	61,964
Environmental expense insurance recovery	-	-	(8,181)	-

Operating income	1,340	17,558	14,516	24,714

Other expense (income)
Interest expense	16,746	12,830	33,668	24,222
Debt extinguishment expense (income), net	-	-	5,532	(5,380)
Interest income	(35)	(21)	(45)	(37)
Foreign exchange loss (gain)	1,623	(881)	1,360	(602)
Other income	-	(820)	-	(820)

(Loss) income before income taxes	(16,994)	6,450	(25,999)	7,331

Provision (benefit) for income taxes	45	(72)	(46)	(98)

(Loss) income from continuing operations	(17,039)	6,522	(25,953)	7,429

Discontinued operations
Income from discontinued operations, net of income taxes	1,302	722	2,854	978

Net (loss) income	$(15,737)	$7,244	$(23,099)	$8,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(unaudited)
(dollars in thousands)
	July 4, 2010	July 5, 2009
Cash flows from operating activities:
Net (loss) income	$(23,099)	$8,407
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation	24,698	28,987
Amortization of intangible assets	1,742	1,921
Amortization of financing fees	1,965	1,315
Amortization of bond discount	302	-
Employer 401(k) noncash matching contributions	1,838	2,111
Foreign exchange loss (gain)	1,366	(694)
Loss on disposals of equipment	83	123
Accretion of capital lease obligation	23	40
Loss (gain) on debt extinguishment	5,437	(5,380)
Fox River insurance recoveries (including accretion)	(8,214)	-
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(31,062)	(15,708)
Inventories	(117)	7,982
Other current assets	573	(14,404)
Accounts payable and other accrued liabilities	(2,616)	2,175
Restructuring reserve	-	(1,924)
Accrued pension	3,581	2,670
Other, net	(5,545)	(5,077)

Net cash (used) provided by operating activities	(29,045)	12,544

Cash flows from investing activities:
Proceeds from sale of equipment	57	27
Additions to property, plant and equipment	(6,799)	(11,524)

Net cash used by investing activities	(6,742)	(11,497)

Cash flows from financing activities:
Payments of senior secured notes payable	(211,225)	(1,125)
Payments of senior subordinated secured notes payable	-	(1,687)
Proceeds from senior secured first lien notes payable	299,007	-
Debt acquisition costs	(10,712)	(3,124)
Payments relating to capital lease obligations	(389)	(366)
Proceeds from old revolving line of credit	21,350	119,450
Payments of old revolving line of credit	(109,575)	(91,450)
Proceeds from new revolving line of credit	154,793	-
Payments of new revolving line of credit	(99,350)	-
Proceeds from State of Ohio loan	-	3,000
Payments of State of Ohio loan	(570)	(400)
Payments of secured financing	(1,494)	(1,125)
Proceeds from issuance of redeemable common stock	1,924	2,075
Payments to redeem common stock	(7,736)	(12,550)
Decrease in cash overdraft	(6,274)	(14,928)

Net cash provided (used) by financing activities	29,749	(2,230)

Effect of foreign exchange rate changes on cash and cash equivalents	(6)	92
Change in cash and cash equivalents	(6,044)	(1,091)
Cash and cash equivalents at beginning of period	9,963	4,180

Cash and cash equivalents at end of period	$3,919	$3,089
The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE LOSS
AND COMPREHENSIVE (LOSS) INCOME
FOR THE SIX MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive (Loss) Income

Balance, January 2, 2010	10,097,099	$122,087	$(121,764)	$(99,717)

Comprehensive loss:
Net loss	-	-	(23,099)	-	$(23,099)
Changes in retiree plans, net	-	-	-	596	596
Realized and unrealized gain on derivatives	-	-	-	159	159
Total comprehensive loss					$(22,344)
Issuance of redeemable common stock	292,333	3,518	-	-
Redemption of redeemable common stock	(604,374)	(7,736)	-	-
Accretion of redeemable common stock	-	(3,491)	3,491	-

Balance, July 4, 2010	9,785,058	$114,378	$(141,372)	$(98,962)

Balance, January 3, 2009	10,643,894	$147,874	$(159,650)	$(95,169)

Comprehensive income:
Net income	-	-	8,407	-	$8,407
Changes in retiree plans, net	-	-	-	(575)	(575)
Realized and unrealized gain on derivatives	-	-	-	251	251
Total comprehensive income					$8,083
Issuance of redeemable common stock	213,730	4,033	-	-
Redemption of redeemable common stock	(612,205)	(12,550)	-	-
Accretion of redeemable common stock	-	(3,778)	3,778	-

Balance, July 5, 2009	10,245,419	$135,579	$(147,465)	$(95,493)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.        BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair statement of the results of operations for the three and six months ended July 4, 2010 and July 5, 2009, the cash flows for the six months ended July 4, 2010 and July 5, 2009 and financial position at July 4, 2010 and January 2, 2010 have been made. All adjustments made were of a normal recurring nature.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. See note 2, Discontinued Operations.

2.        DISCONTINUED OPERATIONS

    On July 2, 2010, Appleton entered into a stock purchase agreement with NEX Performance Films Inc. (“Films”), an entity affiliated with Mason Wells Buyout Fund II, Limited Partnership, whereby Appleton agreed to sell all of the outstanding capital stock of American Plastics Company, Inc. (“APC”) and New England Extrusion Inc. (“NEX”) for a cash purchase price of $58 million. This transaction closed on July 22, 2010, with Appleton receiving $56 million at the time of closing and $2 million held in escrow, on behalf of Appleton, for the next 12 months to satisfy potential claims under the stock purchase agreement with Films. The cash proceeds of the sale were used to reduce debt. APC was acquired in 2003 and is located in Rhinelander, Wisconsin. NEX was acquired in 2005 and has manufacturing operations in Turners Falls, Massachusetts and Milton, Wisconsin. Together they comprised the performance packaging business segment. Since APC and NEX engage in the manufacture, marketing and sale of high-quality single and multilayer polyethylene films for packaging applications, their operations did not align with Appleton's strategic, long-term focus on its core competencies of specialty papers and microencapsulation. The operating results for this business for the three and six months ended July 4, 2010, and July 5, 2009, have been reclassified and are now reported separately as discontinued operations.

    The following table presents the net sales and operating income before income taxes with respect to APC and NEX (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009

Net sales	$25,105	$17,471	$47,264	$34,249

Operating income before income taxes	$1,305	$732	$2,869	$999

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

In addition, the assets and liabilities of APC and NEX have been reclassified at July 4, 2010, and January 2, 2010, as discontinued operations in the accompanying balance sheets, the major classes of which are detailed in the following table (dollars in thousands):

	July 4, 2010	January 2, 2010
Current assets, excluding cash	$20,977	$17,772
Property, plant and equipment, net	19,885	20,469
Other long-term assets	19,286	19,863
Current liabilities	(6,538)	(5,733)
Net assets of discontinued operations	$53,610	$52,371

3.        GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. All goodwill of the Company was assigned to the performance packaging segment. As discussed above, in early July, the Company entered into a stock purchase agreement to sell all of the outstanding capital stock of APC and NEX. As a result, the goodwill assigned to this portion of the performance packaging segment was reclassified at July 4, 2010, and January 2, 2010, as discontinued operations. Changes in the carrying value of goodwill are as follows (dollars in thousands):

	July 4, 2010	January 2, 2010
Beginning of year balance
Goodwill	$48,896	$50,246
Accumulated impairment losses	(45,986)	(39,645)
	2,910	10,601
Impairment losses	-	(6,341)
Goodwill related to assets held for sale	-	(1,350)
Goodwill related to discontinued operations	(2,910)	(2,910)
End of year balance
Goodwill	45,986	45,986
Accumulated impairment losses	(45,986)	(45,986)
	$-	$-

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The Company’s other intangible assets consist of the following (dollars in thousands):

	As of July 4, 2010		As of January 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$21,030	$44,665	$19,981
Patents	14,013	14,013	14,013	14,013
Customer relationships	5,365	2,250	5,365	2,134
Subtotal	64,043	$37,293	64,043	$36,128
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$86,908		$86,908

Of the $86.9 million of acquired intangible assets, $67.5 million was assigned to registered trademarks. Trademarks of $44.6 million related to carbonless paper are being amortized over their estimated useful life of 20 years, while the remaining $22.9 million are considered to have an indefinite life and are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships.

Amortization expense for the three and six months ended July 4, 2010 was $0.6 million and $1.2 million, respectively. Amortization expense for the three and six months ended July 5, 2009 was $0.6 million and $1.2 million, respectively.

4.        INVENTORIES

Inventories consist of the following (dollars in thousands):

	July 4, 2010	January 2, 2010

Finished goods	$59,348	$65,575
Raw materials, work in process and supplies	64,019	59,019
	123,367	124,594
Inventory reserve	(3,122)	(3,767)
	120,245	120,827
Last-in, first-out ("LIFO") reserve	(8,481)	(8,481)
	$111,764	$112,346

Stores and spare parts inventory balances of $23.4 million and $24.1 million at July 4, 2010 and January 2, 2010, respectively, are valued at average cost and are included in raw materials, work in process and supplies. Certain other inventories valued using the first-in, first-out ("FIFO") method approximate 2% of the Company’s total inventory balance at July 4, 2010 and at January 2, 2010.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	July 4, 2010	January 2, 2010
Land and improvements	$8,617	$8,617
Buildings and improvements	130,256	129,758
Machinery and equipment	636,979	634,502
Software	31,799	31,779
Capital leases	4,929	4,764
Construction in progress	8,941	6,934
	821,521	816,354
Accumulated depreciation/amortization	(453,830)	(431,225)
	$367,691	$385,129

Depreciation expense for the three and six months ended July 4, 2010 and July 5, 2009 consists of the following (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
Depreciation Expense	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009

Cost of sales	$10,246	$11,960	$20,386	$23,790
Selling, general and
administrative expenses	1,582	1,642	3,163	3,283
	$11,828	$13,602	$23,549	$27,073

6.        OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):

	July 4, 2010	January 2, 2010
Environmental indemnification receivable	$42,506	$47,100
Alternative fuels tax credit receivable	-	925
Environmental expense insurance recovery	2,238	-
Other	7,101	6,733
	$51,845	$54,758

Other noncurrent assets consist of the following (dollars in thousands):

	July 4, 2010	January 2, 2010
Deferred debt issuance costs	$16,096	$12,786
Environmental expense insurance recovery	5,976	-
Other	5,145	4,029
	$27,217	$16,815

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7.        OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	July 4, 2010	January 2, 2010
Compensation	$7,155	$10,137
Trade discounts	15,320	16,472
Workers’ compensation	3,971	4,460
Accrued insurance	2,215	1,864
Other accrued taxes	1,278	1,519
Postretirement benefits other than pension	3,609	3,609
Fox River Liabilities	42,506	47,100
Other	6,729	6,202
	$82,783	$91,363

8.        NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” requiring new disclosures of significant transfers in and out of Levels 1 and 2 fair value measurements, the reasons for the transfers, and separate reporting of purchases, sales, issuances and settlements in the roll forward of Level 3 fair value measurement activity. The new ASU also clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and disclosures should also be provided about valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements. The disclosures are required for either Level 2 or Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 (including interim periods within those fiscal years). During first quarter 2010, the Company adopted the portion of ASU No. 2010-06 relating to Level 2 fair value measurements and is currently evaluating the impact, if any, of the Level 3 disclosures on its financial statements. The disclosures required by adoption are included in Note 14 of Notes to Condensed Consolidated Financial Statements.

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

In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets.” This ASU removes the concept of a qualifying special-purpose entity and establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This ASU must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company adopted ASU No. 2009-16 during first quarter 2010 and there was no impact on its financial results.

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

Pension Benefits	For the Three Months Ended July 4, 2010	For the Three Months Ended July 5, 2009	For the Six Months Ended July 4, 2010	For the Six Months Ended July 5, 2009
Net periodic benefit cost
Service cost	$1,516	$1,458	$3,033	$2,916
Interest cost	4,901	4,908	9,801	9,817
Expected return on plan assets	(5,318)	(5,199)	(10,636)	(10,399)
Amortization of prior service cost	135	135	270	270
Amortization of actuarial loss	654	123	1,307	245
Net periodic benefit cost	$1,888	$1,425	$3,775	$2,849

The Company expects to contribute approximately $15 million to its pension plan in 2010 for plan year 2009. No contributions were made to the pension plan during the first half of 2010.

10.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended July 4, 2010	For the Three Months Ended July 5, 2009	For the Six Months Ended July 4, 2010	For the Six Months Ended July 5, 2009
Net periodic benefit cost
Service cost	$196	$185	$392	$370
Interest cost	760	767	1,520	1,534
Amortization of prior service credit	(538)	(545)	(1,076)	(1,090)
Amortization of actuarial loss	48	-	96	-
Net periodic benefit cost	$466	$407	$932	$814

11.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appleton Papers Inc. Long-Term Incentive Plan (“LTIP”). In July 2002, the Company adopted the Appleton Papers Canada Ltd. Share Appreciation Rights Plan (“SAR”). These plans provide officers and key employees the opportunity to be awarded phantom units, the value of which is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) prior to the grant date or the exercise date, as applicable. As of July 4, 2010, the fair market value of one share of PDC common stock was $12.03. The Compensation Committee of the board resolved to discontinue future awards under the LTIP and SAR plans beginning in 2010. Due to the reduction in share price, no expense was recorded for these plans during the three and six months ended July 4, 2010 and July 5, 2009.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Effective January 3, 2010, the Company adopted a long-term restricted stock unit plan ("RSU") to provide key management employees, who are in a position to make a significant contribution to the growth and profitability of Appleton, the opportunity to be rewarded for performance that aligns with long-term shareholder interests. The RSU provides for future cash payments based on the value of PDC common stock, as determined by the semi-annual valuation provided by the ESOP trustee. The Compensation Committee of the board will establish the number of units granted each year in accordance with the Compensation Committee’s stated goals and policies. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. All units are vested three years after the award date and paid at vesting. The cash payment upon vesting of a unit is equal to the value of PDC common stock at the most recent valuation date times the number of units granted. The Compensation Committee approved an aggregate total for the 2010 year of up to 219,000 units. Actual units granted, as of July 4, 2010, were 211,500. Recipients are required to enter into a non-compete and non-solicitation agreement in order to receive units under the RSU which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to RSU units. Approximately $0.2 million and $0.4 million of expense, related to this plan, was recorded during the three and six months ended July 4, 2010.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of phantom units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of units to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as determined by the semi-annual ESOP valuation. This deferred compensation vests coincidentally with the board member’s continued service on the board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. There was no expense recorded for this plan during the three months ended July 4, 2010 and July 5, 2009. Approximately $0.1 million was recorded as expense, related to this plan, for each of the six-month periods ended July 4, 2010 and July 5, 2009.

12.      COMMITMENTS AND CONTINGENCIES

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

   A portion of Appleton's potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay its respective share(s) of the potential liability, Appleton could be responsible for a portion of its share(s). Based on a review of publicly available financial information, Appleton believes that other PRPs will be required, and have adequate financial resources, to pay their shares of the remediation and natural resource damage claims for the Lower Fox River.

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

Accordingly, Appleton has recorded a reserve for its potential liability for the Lower Fox River. As of January 2, 2010, this reserve was $75.7 million. During the first half of 2010, $33.2 million of payments were made from the reserve. This resulted in a remaining reserve of $42.5 million as of July 4, 2010, all of which is recorded in other accrued liabilities.

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

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million in satisfaction of its unindemnified portion of the Fox River Liabilities. AWA has paid $203.5 million in connection with Fox River Liabilities through the first half of 2010. At July 4, 2010, the total indemnification receivable from AWA was $42.5 million, all of which is recorded in other current assets.

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy provides up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. As of July 4, 2010, the policy had $46.5 million of remaining coverage, which is sufficient to cover Appleton’s currently estimated share of the Fox River Liabilities. AWA’s obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended.

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

The insurance policy discussed above is held by a special purpose entity in which the Company is a minority shareholder. An AWA affiliate is the only other shareholder in this entity. The Company adopted ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” as of January 3, 2010. The Company determined that this entity is not a VIE and there is no requirement to include this entity in its consolidated financial results for the period ended July 4, 2010.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment action relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009, and the insurers appealed the final judgment. On June 8, 2010, the Wisconsin Court of Appeals upheld the final judgment. Settlements have been negotiated between most of the insurers and Appleton. Under the terms of the AWA indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. Appleton recorded an $8.2 million receivable, representing first quarter 2010 insurance settlements to be received in excess of amounts reimbursable to AWA, in the condensed consolidated balance sheet as of July 4, 2010. Of this amount, $2.2 million is included in other current assets and $6.0 million is classified as long-term and is included in other assets. An $8.2 million environmental expense insurance recovery was also recorded as a separate line within operating income on the condensed consolidated statement of operations for the six months ended July 4, 2010.

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

13.      EMPLOYEE STOCK OWNERSHIP PLAN

Appleton’s matching contributions charged to expense were $0.9 million and $1.0 million for the three months ended July 4, 2010 and July 5, 2009, respectively. Appleton’s matching contributions charged to expense were $1.8 million and $2.1 million for the six months ended July 4, 2010 and July 5, 2009, respectively. As a result of hardship withdrawals, required diversifications and employee terminations, 604,374 shares of PDC redeemable common stock were repurchased during the first six months of 2010 at an aggregate price of approximately $7.7 million. During the same period, the ESOP trustee purchased 159,941 shares of PDC redeemable common stock for an aggregate price of $1.9 million using pre-tax deferrals, rollovers and loan payments made by employees, while Appleton’s matching contribution for this same period resulted in an additional 132,392 shares of redeemable common stock being issued. During the first six months of 2009, as a result of hardship withdrawals, required diversifications and employee terminations, 612,205 shares of PDC redeemable common stock were repurchased at an aggregate piece of approximately $12.6 million. During the same period, the ESOP trustee purchased 109,964 shares of PDC redeemable common stock for an aggregate price of $2.1 million using pre-tax deferrals, rollovers and loan payments made by employees, while Appleton's matching contribution for this same period resulted in an additional 103,766 shares of PDC common stock being issued.

In accordance with the ASC 480, “Distinguishing Liabilities from Equity,” redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period-end. All Company common stock stock is redeemable common stock. Redeemable common stock is being accreted up to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of July 4, 2010. Due to a reduction to the share price on June 30, 2010, the Company reduced the redeemable common stock accretion by $3.5 million for the six months ended July 4, 2010. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $118 million has been determined. The recorded book value of the redeemable common stock as of July 4, 2010, was $114 million.

Due to a reduction in the June 30, 2009 share price, redeemable common stock accretion was reduced by $3.8 million for the six months ended July 5, 2009. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $193 million was determined. The recorded book value of the redeemable common stock as of July 5, 2009 was $136 million.

14.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

    The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the condensed consolidated balance sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive loss and are subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transaction will not occur. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $5.0 million as of July 4, 2010.

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. This interest rate swap was being accounted for as a cash flow hedge. As discussed in Note 15, Long-Term Obligations, the covenant violation at January 3, 2009 and subsequent waiver and amendment in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the interest rate swap contract. As amended, the senior secured credit facilities contained interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. Consequently, this derivative was no longer designated as a hedging instrument. As a result of the February 2010 voluntary refinancing, Appleton paid $5.0 million, including interest, to settle this derivative.

The following table presents the location and fair values of derivative instruments included in the Company’s condensed consolidated balance sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	July 4, 2010	January 2, 2010
Foreign currency exchange derivatives	Other current assets	$535	$-
Foreign currency exchange derivatives	Accounts receivable	-	308
Foreign currency exchange derivatives	Other current liabilities	-	(35)

Not Designated as a Hedge
Interest rate swap contract	Other long-term liabilities	-	(3,813)

The following table presents the location and amount of gains on derivative instruments and related hedge items included in the Company’s condensed consolidated statement of operations for the three and six months ended July 4, 2010 and July 5, 2009 and (gains) losses initially recognized in accumulated other comprehensive loss in the condensed consolidated balance sheet at the period-ends presented (dollars in thousands):

Designated as a Hedge	Statement of Operations Location	For the Three Months Ended July 4, 2010	For the Three Months Ended July 5, 2009	For the Six Months Ended July 4, 2010	For the Six Months Ended July 5, 2009
Foreign currency exchange derivatives	Net sales	$(43)	$(172)	$(96)	$(140)

(Gains) losses recognized in accumulated other comprehensive loss as presented on the balance sheet				(406)	54

Not Designated as a Hedge
Interest rate swap contract	Interest expense	-	712	961	916

For a discussion of the fair value of financial instruments, see Note 16, Fair Value of Financial Instruments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

15.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligations, consist of the following (dollars in thousands):

	July 4, 2010	January 2, 2010
The senior secured variable rate notes payable were paid off, in full, and terminated on February 8, 2010. At January 2, 2010 the notes were at 6.625%, $542 due quarterly with $204,184 due June 2013.	$-	$211,225
Secured term note payable at 14.25%, approximately $200 due monthly with $6,831 due December 2013	18,200	19,695
At January 2, 2010 the old revolving credit facility was at approximately 6.7%. On February 8, 2010, it was repaid in full and terminated.	-	88,225
New revolving credit facility at approximately 6.0%	55,443	-
Unsecured variable rate industrial development bonds, 0.5% average interest rate at July 4, 2010, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final payment due May 2017	7,540	7,965
State of Ohio loan at 1% until July 2011, then 3% until May 2019, approximately $30 due monthly and final payment due May 2019	2,712	2,856
Senior notes payable at 8.125%, due June 2011	17,491	17,491
Senior subordinated notes payable at 9.75%, due June 2014	32,195	32,195
Senior secured first lien notes payable at 10.5%, due June 2015	305,000	-
Unamortized discount on 10.5% senior secured first lien notes payable, due June 2015	(5,691)	-
Second lien notes payable at 11.25%, due December 2015	161,766	161,766
	603,306	550,068
Less obligations due within one year	(21,280)	(5,955)
	$582,026	$544,113

During the first six months of 2010, Appleton made mandatory debt repayments of $2.1 million, plus interest, on its secured term note payable and State of Ohio loans. As discussed below, in February 2010, Appleton entered into a new five-year, asset-backed $100 million revolving credit facility. Initial borrowing on this revolving credit facility was $20.6 million. During first quarter 2010, Appleton borrowed an additional $17.9 million, net, on this facility. During second quarter 2010, the Company borrowed an additional $16.9 million, net. At July 4, 2010, the outstanding revolving credit facility balance was $55.4 million. Approximately $16.9 million of the revolving credit facility was used to support outstanding letters of credit. At July 4, 2010, there was approximately $27.7 million of unused borrowing capacity for working capital and other corporate purposes. A commitment fee of 0.50% per annum is assessed on the unused borrowing capacity.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

On February 8, 2010, Appleton completed a voluntary refinancing of its debt to extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility. The refinancing included the sale of $305.0 million of 10.5% senior secured first lien notes due June 2015 and a new five-year, asset-backed $100 million revolving credit facility. Proceeds from the sale of the senior secured notes, less expenses and discounts, were $292.2 million. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. It also contains an uncommitted accordion feature that allows the Company to increase the size of the revolving credit facility by up to $25 million if the Company can obtain commitments for the incremental amount. Borrowings under the new revolving credit facility will be limited to the sum of (a) 85% of the net amount of eligible accounts receivable and (b) the lesser of (i) 70% of the net amount of eligible raw materials and finished goods inventory or (ii) 85% of the net orderly liquidation value of such inventory. The Company’s borrowings under the revolving credit facility will initially bear interest at the Company’s option at either base rate plus 3.00% or LIBOR plus 4.00% per annum. Thereafter, the interest rate may be reduced (and subsequently may be increased up to the foregoing levels or reduced from time to time) based on measures of Appleton’s average monthly unused availability as defined in the revolving credit facility. Initial borrowing totaled $20.6 million. A majority of the proceeds from this refinancing transaction were used to repay, and thus terminate, the senior secured credit facilities which included senior secured variable rate notes payable of $211.2 million, plus interest, and the revolving credit facility of $97.1 million, plus interest. Remaining proceeds were used to pay related transaction fees and expenses totaling $10.7 million.

The 10.5% senior secured first lien notes due June 2015 rank senior in right of payment to all existing and future subordinated indebtedness of Appleton and equally in right of payment with all existing and future senior indebtedness of Appleton. The notes are secured by security interests in substantially all of the property and assets of Appleton and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of Appleton’s restricted subsidiaries (other than excluded restricted subsidiaries) and the parent entity. Initially, in addition to Appleton, this includes PDC and Appleton Papers Canada Ltd. as well as American Plastics Company, Inc. and New England Extrusion Inc. until their July 22, 2010 divestiture.

The revolving credit facility is guaranteed by PDC, each of PDC’s existing and future 100%-owned domestic and Canadian subsidiaries and each other subsidiary of PDC that guarantees the 10.5% senior secured first lien notes due June 2015 including American Plastics Company, Inc. and New England Extrusion Inc. until their July 22, 2010 divestiture. Lenders hold a senior first-priority interest in (i) substantially all of the accounts, inventory, general intangibles, cash deposit accounts, business interruption insurance, investment property (including, without limitation, all issued and outstanding capital stock of the Company and each revolver guarantor (other than PDC) and all interests in any domestic or Canadian partnership, joint venture or similar arrangement), instruments (including all collateral security thereof), documents, chattel paper and records of the Company and each revolver guarantor now owned or hereafter acquired (except for certain general intangibles, instruments, documents, chattel paper and records of the Company or any revolver guarantor, to the extent arising directly in connection with or otherwise directly relating to equipment, fixtures or owned real property), (ii) all other assets and properties of the Company and each revolver guarantor now owned or hereafter acquired, and (iii) all proceeds of the foregoing. Lenders also hold a junior first-priority security interest in (i) substantially all equipment, fixtures and owned real property of the Company and each revolver guarantor now owned or hereafter acquired, (ii) in each case solely to the extent arising directly in connection with or otherwise directly related to any of the foregoing, certain general intangibles, instruments, documents, chattel paper and records of the Company and each revolver guarantor now owned or hereafter acquired, and (iii) all proceeds of the foregoing. This revolving credit facility contains affirmative and negative covenants customary for similar credit facilities, which among other things, require that the Company meet a minimum fixed charge coverage ratio under certain circumstances and restrict the Company’s ability and the ability of the Company’s subsidiaries, subject to certain exceptions, to incur liens, incur or guarantee additional indebtedness, make restricted payments, engage in transactions with affiliates and make investments.

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

The senior notes, as amended, and senior subordinated notes, as amended, are unconditionally guaranteed by PDC and Rose Holdings Limited as well as American Plastics Company, Inc. and New England Extrusion Inc. until their July 22, 2010 divestiture. The 11.25% second lien notes due 2015, as amended, are guaranteed by PDC and certain of present and future domestic and foreign subsidiaries. Guarantors include PDC and, American Plastics Company, Inc. and New England Extrusion Inc. until their July 22, 2010 divestiture. The guarantees of these notes are second-priority senior secured obligations of the guarantors. They rank equally in right of payment with all of the guarantors’ existing and future senior debt and rank senior in right of payment to all of the guarantors’ existing and future subordinated debt. The guarantees of these notes are effectively subordinated to all of the first-priority senior secured debt of the guarantors, to the extent of the collateral securing such debt.

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

As of July 4, 2010, Appleton was in compliance with its various amended covenants and is forecasted to remain compliant throughout 2010. Appleton’s ability to comply with the financial covenants in the future depends on further debt reduction and achieving forecasted operating results. Appleton’s failure to comply with such covenants, or an assessment that it is likely to fail to comply with such covenants, could also lead Appleton to seek amendments to or waivers of the financial covenants. Appleton cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	July 4, 2010		January 2, 2010
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
Senior subordinated notes payable	$32,195	$17,707	$32,195	$19,317
Senior notes payable	17,491	17,141	17,491	17,491
Senior secured first lien notes payable	299,309	285,840	-	-
Second lien notes payable	161,766	134,266	161,766	161,766
Senior credit facility	-	-	211,225	211,225
Secured term note payable	18,200	18,200	19,695	19,695
Revolving credit facility	55,443	55,443	88,225	88,225
State of Ohio loans	10,252	10,949	10,821	10,941
Industrial development bonds	8,650	8,650	8,650	8,650
	$603,306	$548,196	$550,068	$537,310

Interest rate swap derivative	$-	$-	$3,813	$3,813

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

17.      SEGMENT INFORMATION

The Company’s four reportable segments are as follows: carbonless papers, thermal papers, Encapsys® and performance packaging. Prior to first quarter 2010, the reportable segments were coated solutions, thermal papers, security papers and performance packaging. The financial results of the Encapsys business had previously been included within the coated solutions segment. Encapsys provides encapsulation technologies and encapsulated products both internally for Appleton’s production of carbonless papers and commercially to external customers. It has grown to be an increasingly significant business and is forecasted to continue this trend. As a result of this growth, there is a specific management team in place to oversee the development, marketing and manufacturing of these products. With the breakout of Encapsys, the only remaining product line within coated solutions was carbonless papers. As the result of a business and management realignment of the Company’s paper businesses, previously reported security papers has been combined with carbonless papers to become the carbonless papers reportable segment. The carbonless papers segment and the thermal papers segment each operate under separate management teams to encourage a singular focus on specific markets and customers and their respective needs. All prior period financial information has been restated to conform to this new segment presentation.

    On July 2, 2010, Appleton entered into a stock purchase agreement with NEX Performance Films Inc. (“Films”), an entity affiliated with Mason Wells Buyout Fund II, Limited Partnership, whereby Appleton agreed to sell all of the outstanding capital stock of APC and NEX. This transaction closed on July 22, 2010. The operating results for this business for the three and six months ended July 4, 2010, and July 5, 2009, have been reclassified and are now reported separately as discontinued operations and, therefore, are not included in the segment presentation below.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, business development costs not associated with specific segments, interest income, interest expense, debt extinguishment expense (income), foreign exchange loss (gain) and other income. The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three Months Ended July 4, 2010	For the Three Months Ended July 5, 2009	For the Six Months Ended July 4, 2010	For the Six Months Ended July 5, 2009
Net sales
Carbonless papers	$128,001	$115,383	$252,625	$235,901
Thermal papers	87,151	70,455	167,376	135,485
	215,152	185,838	420,001	371,386

Encapsys	11,887	9,510	23,355	18,719
Performance packaging (A)	-	6,464	-	13,630
Intersegment (B)	(6,255)	(5,872)	(12,564)	(12,023)
Total	$220,784	$195,940	$430,792	$391,712
Operating income (loss)
Carbonless papers	$4,440	$20,314	$12,725	$31,875
Thermal papers	(2,306)	(2,227)	(4,361)	(5,743)
	2,134	18,087	8,364	26,132
Encapsys	1,614	828	3,147	1,170
Performance packaging (A)	-	108	-	185
Unallocated corporate charges and business development costs	(1,329)	(569)	5,232	(1,103)
Intersegment (B)	(1,079)	(896)	(2,227)	(1,670)
Total	$1,340	$17,558	$14,516	$24,714
Depreciation and amortization
Carbonless papers	$6,883	$8,141	$13,739	$16,490
Thermal papers	4,931	5,117	9,869	10,004
	11,814	13,258	23,608	26,494

Encapsys	548	645	1,009	1,156
Performance packaging (A)	-	281	-	589
Unallocated corporate charges	49	42	97	82
Total	$12,411	$14,226	$24,714	$28,321

(A) C&H Packaging Company, Inc.
(B) Intersegment represents the portion of the Encapsys segment financial results relating to encapsulated products provided internally for the production of carbonless papers.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

During the six months ended July 4, 2010, the Company recorded an $8.2 million environmental expense insurance recovery within unallocated corporate charges and business development costs.

18.      GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior notes, as amended, and senior subordinated notes, as amended, which have been guaranteed by PDC (the “Parent Guarantor”), C&H Packaging Company, Inc. (prior to its December 18, 2009 sale), American Plastics Company, Inc. (prior to its July 22, 2010 sale), Rose Holdings Limited and New England Extrusion Inc. (prior to its July 22, 2010 sale), each of which is a 100%-owned subsidiary of Appleton (the “Subsidiary Guarantors”).

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a 100%-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of July 4, 2010 and January 2, 2010, and for the three and six months ended July 4, 2010 and July 5, 2009. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

    While preparing the Form 10-Q for the first quarter ended April 4, 2010, it was discovered that $2.8 million was not appropriately classified between the Issuer and the Subsidiary Guarantor as it relates to cash flows from operating and financing activities within the 2009 and first quarter ended April 4, 2010 Guarantor Condensed Consolidated Financial Statements.  The errors are not deemed material and the prior year and quarter financial information, and related disclosures presented, have been revised.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
JULY 4, 2010
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$2,869	$-	$1,050	$-	$3,919
Accounts receivable, net	-	102,472	433	5,790	-	108,695
Inventories	-	110,044	-	1,720	-	111,764
Other current assets	42,506	9,217	-	122	-	51,845
Assets of discontinued operations	-	-	20,977	-	-	20,977
Total current assets	42,506	224,602	21,410	8,682	-	297,200

Property, plant and equipment, net	-	367,685	-	6	-	367,691
Investment in subsidiaries	164,089	99,166	-	-	(263,255)	-
Other assets	12	76,744	-	76	-	76,832
Assets of discontinued operations	-		39,171	-	-	39,171
Total assets	$206,607	$768,197	$60,581	$8,764	$(263,255)	$780,894

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$21,280	$-	$-	$-	$21,280
Accounts payable	-	51,385	-	22	-	51,407
Due to (from) parent and affiliated companies	332,563	(294,306)	(32,901)	(5,356)	-	-
Other accrued liabilities	-	84,172	-	1,779	-	85,951
Liabilities of discontinued operations	-	-	6,538	-	-	6,538
Total current liabilities	332,563	(137,469)	(26,363)	(3,555)	-	165,176

Long-term debt	-	582,026	-	-	-	582,026
Other long-term liabilities	-	159,551	-	97	-	159,648
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	(125,956)	164,089	86,944	12,222	(263,255)	(125,956)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$206,607	$768,197	$60,581	$8,764	$(263,255)	$780,894

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

JANUARY 2, 2010

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$9,161	$1	$801	$-	$9,963
Accounts receivable, net	-	76,248	-	5,237	-	81,485
Inventories	-	110,174	-	2,172	-	112,346
Other current assets	47,100	7,518	-	140	-	54,758
Assets of discontinued operations	-		17,772	-	-	17,772
Total current assets	47,100	203,101	17,773	8,350	-	276,324

Property, plant and equipment, net	-	385,120	-	9	-	385,129
Investment in subsidiaries	179,787	96,505	-	-	(276,292)	-
Other assets	28,612	67,430	-	153	-	96,195
Assets of discontinued operations			40,332	-	-	40,332
Total assets	$255,499	$752,156	$58,105	$8,512	$(276,292)	$797,980

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$5,955	$-	$-	$-	$5,955
Accounts payable	-	55,280	-	104	-	55,384
Due to (from) parent and affiliated companies	354,893	(316,974)	(31,823)	(6,096)	-	-
Other accrued liabilities	-	94,485	-	2,096	-	96,581
Liabilities of discontinued operations	-		5,733	-	-	5,733
Total current liabilities	354,893	(161,254)	(26,090)	(3,896)	-	163,653

Long-term debt	-	544,113	-	-	-	544,113
Other long-term liabilities	-	189,510	-	98	-	189,608
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	(99,394)	179,787	84,195	12,310	(276,292)	(99,394)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$255,499	$752,156	$58,105	$8,512	$(276,292)	$797,980

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 4, 2010
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$429,688	$-	$23,491	$(22,387)	$430,792
Cost of sales	-	354,061	-	22,957	(22,692)	354,326

Gross profit	-	75,627	-	534	305	76,466
Selling, general and administrative expenses	-	69,212	-	919	-	70,131
Environmental expense insurance recovery	-	(8,181)	-	-	-	(8,181)

Operating income (loss)	-	14,596	-	(385)	305	14,516
Interest expense	6,646	33,968	-	-	(6,946)	33,668
Debt extinguishment expense, net	-	5,532	-	-	-	5,532
Interest income	-	(6,691)	-	(300)	6,946	(45)
Loss (income) in equity investments	16,453	(2,953)	-	-	(13,500)	-
Other loss	-	1,253	-	93	14	1,360

Loss before income taxes	(23,099)	(16,513)	-	(178)	13,791	(25,999)
Provision (benefit) for income taxes	-	44	-	(90)	-	(46)

Loss from continuing operations	(23,099)	(16,557)	-	(88)	13,791	(25,953)
Income from discontinued operations, net of income taxes	-	104	2,750	-	-	2,854

Net (loss) income	$(23,099)	$(16,453)	$2,750	$(88)	$13,791	$(23,099)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 5, 2009
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$378,041	$13,630	$22,000	$(21,959)	$391,712
Cost of sales	-	293,817	11,307	21,962	(22,052)	305,034

Gross profit	-	84,224	2,323	38	93	86,678
Selling, general and administrative expenses	-	59,278	1,947	739	-	61,964

Operating income (loss)	-	24,946	376	(701)	93	24,714
Interest expense	6,184	24,222	17	-	(6,201)	24,222
Debt extinguishment gain, net	-	(5,380)	-	-	-	(5,380)
Interest income	-	(6,220)	(17)	(1)	6,201	(37)
Income in equity investments	(14,591)	(1,322)	-	-	15,913	-
Other income	-	(859)	-	(485)	(78)	(1,422)

Income (loss) before income taxes	8,407	14,505	376	(215)	(15,742)	7,331
Provision (benefit) for income taxes	-	160	-	(258)	-	(98)

Income from continuing operations	8,407	14,345	376	43	(15,742)	7,429
Income from discontinued operations, net of income taxes	-	246	732	-	-	978

Net income	$8,407	$14,591	$1,108	$43	$(15,742)	$8,407

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 4, 2010
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$219,672	$-	$12,151	$(11,039)	$220,784
Cost of sales	-	183,733	-	11,624	(11,231)	184,126

Gross profit	-	35,939	-	527	192	36,658
Selling, general and administrative expenses	-	34,839	-	479	-	35,318

Operating income	-	1,100	-	48	192	1,340
Interest expense	3,347	16,796	-	-	(3,397)	16,746
Interest income	-	(3,382)	-	(50)	3,397	(35)
Loss (income) in equity investments	12,390	(1,028)	-	-	(11,362)	-
Other loss	-	1,105	-	614	(96)	1,623

Loss before income taxes	(15,737)	(12,391)	-	(516)	11,650	(16,994)
Provision for income taxes	-	14	-	31	-	45

Loss from continuing operations	(15,737)	(12,405)	-	(547)	11,650	(17,039)
Income from discontinued operations, net of income taxes	-	15	1,287	-	-	1,302

Net (loss) income	$(15,737)	$(12,390)	$1,287	$(547)	$11,650	$(15,737)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 5, 2009
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$189,060	$6,464	$10,368	$(9,952)	$195,940
Cost of sales	-	143,168	5,353	10,436	(10,417)	148,540

Gross profit (loss)	-	45,892	1,111	(68)	465	47,400
Selling, general and administrative expenses	-	28,550	917	375	-	29,842

Operating income (loss)	-	17,342	194	(443)	465	17,558
Interest expense	3,085	12,830	17	-	(3,102)	12,830
Interest income	-	(3,106)	(17)	-	3,102	(21)
Income in equity investments	(10,329)	(1,572)	-	-	11,901	-
Other income	-	(1,087)	-	(696)	82	(1,701)

Income before income taxes	7,244	10,277	194	253	(11,518)	6,450
Provision (benefit) for income taxes	-	93	-	(165)	-	(72)

Income from continuing operations	7,244	10,184	194	418	(11,518)	6,522
Income from discontinued operations, net of income taxes	-	145	577	-	-	722

Net income	$7,244	$10,329	$771	$418	$(11,518)	$7,244

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 4, 2010
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(23,099)	$(16,453)	$2,750	$(88)	$13,791	$(23,099)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	-	24,711	1,726	3	-	26,440
Other	-	2,786	-	14	-	2,800
Change in assets and liabilities, net	51,241	(69,382)	(2,834)	(420)	(13,791)	(35,186)
Net cash provided (used) by operating activities	28,142	(58,338)	1,642	(491)	-	(29,045)
Cash flows from investing activities:
Proceeds from sale of equipment	-	57	-	-	-	57
Additions to property, plant and equipment	-	(6,234)	(565)	-	-	(6,799)

Net cash used by investing activities	-	(6,177)	(565)	-	-	(6,742)
Cash flows from financing activities:	-		-	-	-
Payments of senior secured notes payable	-	(211,225)	-	-	-	(211,225)
Proceeds from senior secured first lien notes payable	-	299,007	-	-	-	299,007
Debt acquisition costs	-	(10,712)	-	-	-	(10,712)
Payments relating to capital lease obligations	-	(389)	-	-	-	(389)
Proceeds from old revolving line of credit	-	21,350	-	-	-	21,350
Payments of old revolving line of credit	-	(109,575)	-	-	-	(109,575)
Proceeds from new revolving line of credit	-	154,793	-	-	-	154,793
Payments of new revolving line of credit	-	(99,350)	-	-	-	(99,350)
Payments of State of Ohio loans	-	(570)	-	-	-	(570)
Payments of secured financing	-	(1,494)	-	-	-	(1,494)
Due to parent and affiliated companies, net	(22,330)	22,668	(1,078)	740	-	-
Proceeds from issuance of redeemable common stock	1,924	-	-	-	-	1,924
Payments to redeem common stock	(7,736)	-	-	-	-	(7,736)
Decrease in cash overdraft	-	(6,274)	-	-	-	(6,274)

Net cash (used) provided by financing activities	(28,142)	58,229	(1,078)	740	-	29,749

Effect of foreign exchange rate changes on cash and cash equivalents	-	(6)	-	-	-	(6)
Change in cash and cash equivalents	-	(6,292)	(1)	249	-	(6,044)
Cash and cash equivalents at beginning of period	-	9,161	1	801	-	9,963
Cash and cash equivalents at end of period	$-	$2,869	$-	$1,050	$-	$3,919

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 5, 2009
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$8,407	$14,591	$1,108	$43	$(15,742)	$8,407
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	-	27,806	3,099	3	-	30,908
Other	-	(2,000)	-	(485)	-	(2,485)
Change in assets and liabilities, net	51,623	(92,384)	928	(195)	15,742	(24,286)
Net cash provided (used) by operating activities	60,030	(51,987)	5,135	(634)	-	12,544
Cash flows from investing activities:
Proceeds from sale of equipment	-	27	-	-	-	27
Additions to property, plant and equipment	-	(11,266)	(258)	-	-	(11,524)

Net cash used by investing activities	-	(11,239)	(258)	-	-	(11,497)
Cash flows from financing activities:	-		-	-	-
Payments of senior secured notes payable	-	(1,125)	-	-	-	(1,125)
Payments of senior subordinated notes payable	-	(1,687)	-	-	-	(1,687)
Debt acquisition costs	-	(3,124)	-	-	-	(3,124)
Payments relating to capital lease obligations	-	(366)	-	-	-	(366)
Proceeds from old revolving line of credit	-	119,450	-	-	-	119,450
Payments of old revolving line of credit	-	(91,450)	-	-	-	(91,450)
Proceeds from State of Ohio loan	-	3,000	-	-	-	3,000
Payments of State of Ohio loan	-	(400)	-	-	-	(400)
Payments of secured financing	-	(1,125)	-	-	-	(1,125)
Due to parent and affiliated companies, net	(49,555)	54,349	(4,941)	147	-	-
Proceeds from issuance of redeemable common stock	2,075	-	-	-	-	2,075
Payments to redeem common stock	(12,550)	-	-	-	-	(12,550)
Decrease in cash overdraft	-	(14,928)	-	-	-	(14,928)

Net cash (used) provided by financing activities	(60,030)	62,594	(4,941)	147	-	(2,230)

Effect of foreign exchange rate changes on cash and cash equivalents	-	92	-	-	-	92
Change in cash and cash equivalents	-	(540)	(64)	(487)	-	(1,091)
Cash and cash equivalents at beginning of period	-	2,111	65	2,004	-	4,180
Cash and cash equivalents at end of period	$-	$1,571	$1	$1,517	$-	$3,089

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

Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of PDC and Appleton for the quarter ended July 4, 2010. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes. Reference should also be made to the Annual Report on Form 10-K for the year ended January 2, 2010, the consolidated financial statements and related notes included therein.

    On July 2, 2010, Appleton entered into a stock purchase agreement with NEX Performance Films Inc. (“Films”), an entity affiliated with Mason Wells Buyout Fund II, Limited Partnership, whereby Appleton agreed to sell all of the outstanding capital stock of American Plastics Company, Inc. (“APC”) and New England Extrusion Inc. (“NEX”) for a cash purchase price of $58 million. This transaction closed on July 22, 2010, with Appleton receiving $56 million at the time of closing and $2 million held in escrow, on behalf of Appleton, for the next 12 months to satisfy potential claims under the stock purchase agreement with Films. The cash proceeds of the sale were used to reduce debt. APC was acquired in 2003 and is located in Rhinelander, Wisconsin. NEX was acquired in 2005 and has manufacturing operations in Turners Falls, Massachusetts and Milton, Wisconsin. Together they comprised the performance packaging business segment. Since APC and NEX engage in the manufacture, marketing and sale of high-quality single and multilayer polyethylene films for packaging applications, their operations did not align with Appleton's strategic, long-term focus on its core competencies of specialty papers and microencapsulation. The operating results for this business for the three and six months ended July 4, 2010, and July 5, 2009, have been reclassified and are now reported separately as discontinued operations. The assets and liabilities of APC and NEX have been reclassified at July 4, 2010, and January 2, 2010, as discontinued operations. The discussion below relates only to the operating results of continuing operations.

    Appleton's business and results of operations are impacted by various factors, including raw materials pricing and availability. As discussed below, raw material prices continued to negatively impact the business during second quarter 2010. Appleton's business and financial results may be adversely affected if raw material prices continue to increase and Appleton is unable to pass such increases on to customers.

Financial Highlights

Net sales for the second quarter of 2010 totaled $220.8 million, compared to $195.9 million for second quarter 2009. This 12.7% increase in net sales was largely due to an increase in shipment volumes. In total, shipments of carbonless papers and thermal papers were nearly 22% ahead of the same quarter last year due to the continued positive impact of the new product launch which occurred during first quarter and strong international demand. Second quarter 2010 Encapsys net sales of $11.9 million were $2.4 million higher than second quarter 2009 net sales. Encapsys second quarter 2010 volumes were approximately 47% higher than second quarter 2009. Since C&H Packaging Company, Inc. (“C&H”) was sold in December 2009, and APC and NEX have been reclassified to discontinued operations, there are no net sales presented within the performance packaging business during second quarter 2010 compared to $6.5 million of net sales recorded at C&H during second quarter 2009.

A loss from continuing operations of $17.0 million was recorded during second quarter 2010 compared to income from continuing operations of $6.5 million in second quarter 2009. Current year operating income continues to be negatively impacted by unfavorable price and mix and increasing raw material prices. Second quarter 2009 operating income also included an $8.0 million alternative fuels tax credit as a reduction to cost of sales. Higher selling, general and administrative expenses of $5.4 million and higher net interest expense of $3.9 million also contributed to the $23.5 million negative swing in financial results when compared to the prior year quarter.

Comparison of Unaudited Results of Operations for the Quarters Ended July 4, 2010 and July 5, 2009

	For the Quarter Ended
	July 4,	July 5,	Increase
	2010	2009	(Decrease)
	(dollars in millions)

Net sales	$220.8	$195.9	12.7%
Cost of sales	184.2	148.5	24.0%

Gross profit	36.6	47.4	-22.8%

Selling, general and administrative expenses	35.3	29.9	18.1%

Operating income	1.3	17.5	-92.6%

Interest expense, net	16.7	12.8	30.5%
Other non-operating expense (income), net	1.6	(1.7)	194.1%

(Loss) income from continuing operations before income taxes	(17.0)	6.4	nm
Benefit for income taxes	-	(0.1)	100.0%

(Loss) income from continuing operations	(17.0)	6.5	nm
Income from discontinued operations, net of income taxes	1.3	0.7	85.7%
Net (loss) income	$(15.7)	$7.2	nm
Comparison as a percentage of net sales
Cost of sales	83.4%	75.8%	7.6%
Gross margin	16.6%	24.2%	-7.6%
Selling, general and administrative expenses	16.0%	15.3%	0.7%
Operating margin	0.6%	8.9%	-8.3%
(Loss) income from continuing operations before income taxes	-7.7%	3.3%	-11.0%
(Loss) income from continuing operations	-7.7%	3.3%	-11.0%
Income from discontinue operations, net of income taxes	0.6%	0.4%	0.2%
Net (loss) income	-7.1%	3.7%	-10.8%

Net sales for second quarter 2010 were $220.8 million, an increase of $24.9 million, or 12.7%, compared to the prior year period. This increase was largely due to higher shipment volumes.

Second quarter 2010 operating income of $1.3 million decreased $16.2 million, or 92.6%, from second quarter 2009 operating income of $17.5 million. Appleton’s paper business was negatively impacted by unfavorable price and mix of $11.2 million as well as higher net costs of raw materials and utilities of $8.2 million. These were partially offset by $8.6 million of reduced manufacturing costs and a $5.8 million positive impact of higher shipment volumes. Second quarter 2009 operating income also included an $8.0 million alternative fuels tax credit as a reduction to cost of sales. This tax credit expired at the end of 2009. After eliminating the $8.0 million tax credit from 2009’s gross profit for the quarter, second quarter 2010 gross profit was still 7.1% lower than second quarter 2009 gross profit. Second quarter 2010 selling, general and administrative (“SG&A”) expenses were $5.4 million higher than second quarter 2009 largely due to higher distribution costs of $2.9 million caused by increased shipment volumes. Also, incentive compensation was $1.0 million higher, salaries expense was $0.6 million higher because second quarter 2009 included the benefit of the salaried furloughs, $0.5 million of finance and IT outsourcing fees were incurred and all other expenses were $0.4 million higher because of the proactive limitations enforced on discretionary spending during 2009.

The second quarter 2010 loss from continuing operations of $17.0 million compares to income from continuing operations of $6.5 million recorded in second quarter 2009. In addition to the items noted above, net interest expense for second quarter 2010 was $3.9 million higher than the same quarter last year. Though average debt has decreased quarter-on-quarter, the average interest rate on the debt has increased approximately 3% due to the debt refinancings and the debt exchange that occurred during the past 18 months. As a result of these debt transactions, Appleton was able to decrease its debt, extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility. There was also a $3.3 million negative swing in non-operating expense due to year-on-year foreign exchange fluctuations and the $0.8 million gain recorded during second quarter 2009 for the recovery of a note receivable associated with the 2008 sale of a subsidiary.

Comparison of Unaudited Results of Operations for the Six Months Ended July 4, 2010 and July 5, 2009

	For the Six Months Ended
	July 4,	July 5,	Increase
	2010	2009	(Decrease)
	(dollars in millions)

Net sales	$430.8	$391.7	10.0%
Cost of sales	354.3	305.0	16.2%

Gross profit	76.5	86.7	-11.8%

Selling, general and administrative expenses	70.2	62.0	13.2%
Environmental expense insurance recovery	(8.2)	-	nm

Operating income	14.5	24.7	-41.3%

Interest expense, net	33.7	24.2	39.3%
Debt extinguishment expense (gain), net	5.5	(5.4)	201.9%
Other non-operating expense (income), net	1.3	(1.4)	192.9%

(Loss) income from continuing operations before income taxes	(26.0)	7.3	nm
Benefit for income taxes	-	(0.1)	nm

(Loss) income from continuing operations	(26.0)	7.4	nm
Income from discontinued operations, net of income taxes	2.9	1.0	190.0%
Net (loss) income	$(23.1)	$8.4	nm
Comparison as a percentage of net sales
Cost of sales	82.2%	77.9%	4.3%
Gross margin	17.8%	22.1%	-4.3%
Selling, general and administrative expenses	16.3%	15.8%	0.5%
Operating margin	3.4%	6.3%	-2.9%
(Loss) income from continuing operations before income taxes	-6.0%	1.9%	-7.9%
(Loss) income from continuing operations	-6.0%	1.9%	-7.9%
Income from discontinue operations, net of income taxes	0.6%	0.2%	0.4%
Net (loss) income	-5.4%	2.1%	-7.5%

Net sales for the first six months of 2010 were $430.8 million, an increase of $39.1 million, or 10.0%, compared to the prior year period. This increase was largely due to higher shipment volumes.

Operating income in the first six months of 2010 decreased $10.2 million, or 41.3%, to $14.5 million. Appleton’s paper business was negatively impacted by unfavorable price and mix of $29.3 million as well as higher net costs of raw materials and utilities of $10.6 million. These were partially offset by $24.2 million of reduced manufacturing costs and a $9.3 million positive impact of higher shipment volumes. During the first half of 2009, the Company recorded an $8.0 million alternative fuels tax credit as a reduction to cost of sales. This tax credit expired at the end of 2009. After eliminating the $8.0 million tax credit from 2009 first half gross profit, first half 2010 gross profit was still 2.8% lower than 2009 gross profit for the same period. First half 2010 SG&A expenses were $8.2 million higher than the same period of 2009 largely due to higher distribution costs of $5.3 million caused by increased shipment volumes. Also, salaries expense was $1.4 million higher as the result of severance costs associated with outsourcing 28 finance and IT positions and first half 2009 realizing the benefit of salaried furloughs. Incentive compensation was $1.5 million higher, promotional costs were $0.6 million higher due to the new product launch and the resumption of annual sales meetings after a 2009 hiatus, consulting fees and legal fees were higher by $0.8 million, $0.5 million of finance and IT outsourcing fees were incurred and all other expenses were $1.9 million lower which included a $1.8 million decrease in bad debt expense. This increase in SG&A expenses was offset by an $8.2 million environmental expense insurance recovery recorded during first quarter 2010.

A loss from continuing operations of $26.0 million was recorded during the first half of 2010. This compares to income from continuing operations of $7.4 million for the same period last year. In addition to the items noted above, net interest expense was $9.5 million higher. Though average debt, year-on-year, has decreased, the average interest rate on the debt has increased approximately 3% due to the debt refinancings and the debt exchange that occurred during the past 18 months. During the six months of 2010, $5.5 million of debt extinguishment expenses were recorded as a result of the February 2010 voluntary refinancing. This compares to $5.4 million of debt extinguishment income recorded during the first half of 2009.

Business Segment Discussion

Prior to first quarter 2010, the Company’s paper business included coated solutions, thermal papers and security papers. Coated solutions included carbonless papers and Encapsys. Encapsys provides encapsulation technologies and encapsulated products both internally for Appleton’s production of carbonless papers and commercially to external customers. It has grown to be an increasingly significant business and is forecasted to continue this trend. As a result of this growth, there is a specific management team in place to oversee the development, marketing and manufacturing of these products. Due to a business and management realignment of the Company’s paper businesses, previously reported security papers has been combined with carbonless papers to become the carbonless papers reportable segment. The carbonless papers segment and the thermal papers segment each operate under separate management teams to encourage a singular focus on specific markets and customers and their respective needs.

Second quarter 2010 net sales within the Company’s paper business were $215.2 million or $29.3 million higher than second quarter 2009 net sales. First half 2010 paper business net sales were $420.0 million or $48.6 million higher than the same period last year. Second quarter 2010 operating income of $2.1 million was $16.0 million lower than second quarter 2009 operating income. First half 2010 operating income of $8.4 million was $17.8 million lower than the same period last year. The year-on-year operating income variances were the result of the following (dollars in millions):

	For the Three	For the Six
	Months Ended	Months Ended
	July 4, 2010 v.	July 4, 2010 v.
	the Three Months	the Six Months
	Ended July 5, 2009	Ended July 5, 2009

Unfavorable price and mix	$(11.2)	$(29.3)
Net inflation of raw material and utilities pricing	(8.2)	(10.6)
Alternative fuels tax credit	(8.0)	(8.0)
Higher distribution costs	(1.0)	(1.6)
Reduced manufacturing costs	3.6	12.5
Higher shipment volumes	5.8	9.3
Reduction in mill curtailments to match customer demand	2.5	6.3
Reduced start-up costs related to the thermal coater at the West Carrollton, Ohio paper mill	2.5	5.4
Other	(2.0)	(1.8)
	$(16.0)	$(17.8)

A segment analysis follows.

Carbonless Papers

•
Second quarter 2010 carbonless papers net sales totaled $128.0 million, an increase of $12.6 million, or 10.9%, from prior year levels. Second quarter 2010 carbonless shipment volumes were approximately 17% higher than second quarter 2009. The launch of the Company’s new Superior carbonless sheet product, as well as increased international demand, contributed to the increase in overall shipment volumes. During the first six months of 2010, carbonless net sales totaled $252.6 million, an increase of $16.7 million, or 7.1%, from prior year levels.

•
Second quarter 2010 carbonless papers operating income of $4.4 million decreased $15.9 million compared to second quarter 2009. During the first six months of 2010, operating income of $12.7 million decreased $19.2 million compared to the same 2009 period. The operating income for both 2009 reporting periods includes an $8.0 million alternative fuels tax credit recorded as a reduction to cost of sales. This tax credit expired at the end of 2009. Despite higher shipment volumes, mix was unfavorably impacted by the continued strong international demand because profit margins are lower on international sales. Higher raw material costs have also driven down operating results and distribution costs were higher due to increased fuel costs and international shipments.

Thermal Papers

•
Second quarter 2010 thermal papers net sales totaled $87.2 million, an increase of $16.7 million, or 23.7%, from the same prior year period. The segment benefited from increased shipment volumes of approximately 31%. Demand continues to be strong for light weight non-top coat (“LWNTC”) product offerings. During the first six months of 2010, thermal paper net sales totaled $167.4 million, an increase of $31.9 million, or 23.5%, when compared to the same period last year.

•
The operating loss recorded during second quarter 2010 was $0.1 million larger than the operating loss recorded during second quarter 2009. The operating loss recorded during the first six months of 2010 was $1.4 million less than the operating loss recorded for the first half of 2009. Increased net sales and the elimination of the new thermal coater start-up costs, incurred during second quarter 2009, contributed favorably to second quarter 2010 operating results. Competitive pricing continues to narrow LWNTC gross margins and higher raw material costs are also unfavorably impacting margins.

Encapsys

•
Encapsys second quarter 2010 net sales of $11.9 million were $2.4 million, or 25.0%, higher than second quarter 2009. Second quarter 2010 volumes were approximately 47% higher than the prior year quarter. During the first half of 2010, Encapsys net sales totaled $23.4 million which was $4.6 million, or 24.8%, higher than the same period of 2009.

•
Encapsys second quarter 2010 operating income was $1.6 million, nearly double that of second quarter 2009. Year-to-date 2010 operating income was $3.1 million compared to $1.2 million for the first six months of 2009.

Performance Packaging

•
The operating results of APC and NEX for the three and six months ended July 4, 2010, and July 5, 2009, have been reclassified and are now reported as discontinued operations. C&H was sold in December 2009.

Unallocated Corporate Charges and Business Development Costs

•
Unallocated corporate charges and business development costs increased $0.8 million in second quarter 2010 compared to second quarter 2009. Year-to-date 2010 expense was $6.3 million lower than that of 2009 due to the recording of the $8.2 million Fox River insurance recovery during first quarter 2010.

Liquidity and Capital Resources

Overview. Appleton’s primary sources of liquidity and capital resources are cash provided by operations and available borrowings under its revolving credit facility. Appleton generally expects that cash on hand, internally-generated cash flow and available credit from its revolving credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At July 4, 2010, Appleton had $3.9 million of cash and approximately $27.7 million of unused borrowing capacity under its revolving credit facility.

Cash Flows from Operating Activities. Net cash of $29.1 million was used by operating activities during the first six months of 2010. This was a $41.6 million decrease in operating cash when compared to net cash provided by operating activities during the first half of 2009. The net loss of $23.1 million, adjusted for non-cash charges, provided $6.1 million in operating cash for the period. Non-cash charges included $26.4 million of depreciation and amortization, $5.4 million of debt extinguishment expense associated with the February 2010 refinancing, $1.8 million of non-cash employer matching contributions to the KSOP, $1.4 million of foreign exchange loss and $2.4 million of other non-cash charges. These non-cash charges were decreased by the $8.2 million Fox River insurance recovery, the proceeds of which are expected to be received during 2011 and 2012. Uses of cash included a $33.2 million change in working capital and a net $2.0 million of other uses.

A major component of the $33.2 million increase in working capital was a $31.1 million increase in accounts receivable. This increase was the result of second quarter 2010 net sales being approximately 14% higher than fourth quarter 2009 net sales and increased international sales which carry longer payment terms. Other components of the increase in working capital were a $2.6 million decrease in accounts payable and other accrued liabilities and a combined $0.5 million decrease in inventories and other current assets.

Cash Flows from Investing Activities. Net cash used by investing activities during the first half of 2010 totaled $6.7 million versus $11.5 million during the same period of 2009. Both amounts represent additions to property, plant and equipment, none of which include major capital projects.

Cash Flows from Financing Activities. Net cash provided by financing activities was $29.7 million for the first six months of 2010 compared to a $2.2 million use of cash during the prior year period. During the first six months of 2010, Appleton made mandatory debt repayments of $2.1 million, plus interest, on its secured term note payable and State of Ohio loans. As discussed below, in February 2010, Appleton completed a voluntary refinancing of its debt which included a new five-year, asset-backed $100 million revolving credit facility. Subsequent to the refinancing, and in addition to the initial borrowing of $20.6 million, Appleton borrowed an additional $34.8 million, net, using the new revolving credit facility. Prior to the refinancing, Appleton had borrowed an additional $8.9 million, net, from the old revolving credit facility, which, as discussed below, was repaid in full.

First half 2010 proceeds from the issuance of PDC redeemable common stock totaled $1.9 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during the first six months of 2010. Payments to redeem PDC common stock were $7.7 million during this same period of 2010. The net cash decrease realized from these proceeds and redemptions was $4.7 million less than in the comparable period of 2009.

Cash overdrafts decreased $6.3 million during the first two quarters of 2010. Cash overdrafts represent short-term obligations, in excess of deposits on hand, that have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks. Other net payments made during this period totaled $0.4 million.

On February 8, 2010, Appleton completed a voluntary refinancing of its debt to extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility. The refinancing included the sale of $305.0 million of 10.5% senior secured first lien notes due June 2015 and a new five-year, asset-backed $100 million revolving credit facility. Proceeds from the sale of the senior secured notes, less expenses and discounts, were $292.2 million. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. It also contains an uncommitted accordion feature that allows the Company to increase the size of the revolving credit facility by up to $25 million if the Company can obtain commitments for the incremental amount. Borrowings under the new revolving credit facility will be limited to the sum of (a) 85% of the net amount of eligible accounts receivable and (b) the lesser of (i) 70% of the net amount of eligible raw materials and finished goods inventory or (ii) 85% of the net orderly liquidation value of such inventory. The Company’s borrowings under the revolving credit facility will initially bear interest at the Company’s option at either base rate plus 3.00% or LIBOR plus 4.00% per annum. Thereafter, the interest rate may be reduced (and subsequently may be increased up to the foregoing levels or reduced from time to time) based on measures of Appleton’s average monthly unused availability as defined in the revolving credit facility. Initial borrowing totaled $20.6 million. A majority of the proceeds from this refinancing transaction were used to repay, and thus terminate, the senior secured credit facilities which included senior secured variable rate notes payable of $211.2 million, plus interest, and the revolving credit facility of $97.1 million, plus interest. Remaining proceeds were used to pay related transaction fees and expenses totaling $10.7 million. For further information, see Note 15 of Notes to Condensed Consolidated Financial Statements.

The 10.5% senior secured first lien notes due June 2015 rank senior in right of payment to all existing and future subordinated indebtedness of Appleton and equally in right of payment with all existing and future senior indebtedness of Appleton. The notes are secured by security interests in substantially all of the property and assets of Appleton and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of Appleton’s restricted subsidiaries (other than excluded restricted subsidiaries) and the parent entity. Initially, in addition to Appleton, this includes PDC and Appleton Papers Canada Ltd. as well as American Plastics Company, Inc. and New England Extrusion Inc. until their July 22, 2010 divestiture.

The revolving credit facility is guaranteed by PDC, each of PDC’s existing and future 100%-owned domestic and Canadian subsidiaries and each other subsidiary of PDC that guarantees the 10.5% senior secured first lien notes due June 2015 including American Plastics Company, Inc. and New England Extrusion Inc. until their July 22, 2010 divestiture. Lenders hold a senior first-priority interest in (i) substantially all of the accounts, inventory, general intangibles, cash deposit accounts, business interruption insurance, investment property (including, without limitation, all issued and outstanding capital stock of the Company and each revolver guarantor (other than PDC) and all interests in any domestic or Canadian partnership, joint venture or similar arrangement), instruments (including all collateral security thereof), documents, chattel paper and records of the Company and each revolver guarantor now owned or hereafter acquired (except for certain general intangibles, instruments, documents, chattel paper and records of the Company or any revolver guarantor, to the extent arising directly in connection with or otherwise directly relating to equipment, fixtures or owned real property), (ii) all other assets and properties of the Company and each revolver guarantor now owned or hereafter acquired, and (iii) all proceeds of the foregoing. Lenders also hold a junior first-priority security interest in (i) substantially all equipment, fixtures and owned real property of the Company and each revolver guarantor now owned or hereafter acquired, (ii) in each case solely to the extent arising directly in connection with or otherwise directly related to any of the foregoing, certain general intangibles, instruments, documents, chattel paper and records of the Company and each revolver guarantor now owned or hereafter acquired, and (iii) all proceeds of the foregoing. This revolving credit facility contains affirmative and negative covenants customary for similar credit facilities, which among other things, require that the Company meet a minimum fixed charge coverage ratio under certain circumstances and restrict the Company’s ability and the ability of the Company’s subsidiaries, subject to certain exceptions, to incur liens, incur or guarantee additional indebtedness, make restricted payments, engage in transactions with affiliates and make investments.

In February 2010, Appleton and the noteholder of the senior secured term note payable due December 2013, further amended the terms of this debt to eliminate a financial covenant and adjust the levels of the remaining financial covenants.

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

As of July 4, 2010, Appleton was in compliance with its various amended covenants and is forecasted to remain compliant throughout 2010. Appleton’s ability to comply with the financial covenants in the future depends on further debt reduction and achieving forecasted operating results. Appleton’s failure to comply with such covenants, or an assessment that it is likely to fail to comply with such covenants, could also lead Appleton to seek amendments to or waivers of the financial covenants. Appleton cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

Interruption of Paper Mill Operations

Manufacturing operations at the Company’s West Carrollton, Ohio paper mill were temporarily interrupted in July 2010 by the collapse of one of its coal silos. The incident caused no injuries. One boiler was extensively damaged as well as the supporting infrastructure for two other boilers. While most of the West Carrollton facility was undamaged, the collapse of the coal silo reduced the mill’s ability to produce the power and steam required to operate its manufacturing equipment. The thermal coater resumed production a few days later and the remainder of the mill resumed production in August. Losses associated with property damage and business interruption are covered by insurance subject to a deductible of $1.0 million. Appleton managed customer orders and shifted paper production to other company manufacturing facilities in order to minimize any impact to its customers. The Company does not expect that this incident will have a significantly adverse effect on its consolidated financial statements.

Health Care Reform Legislation

In March 2010, the President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (together, the "Acts"). The Acts contain provisions which could impact the Company's accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. Elements of the Acts, the impact of which are currently not determinable, include reduced subsidies for Medicare Advantage programs, the elimination of lifetime or annual coverage limits on participant medical coverage and an excess tax beginning in 2018. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. Based on the analysis to date of the provisions in the Acts, the impact of which are reasonably determinable, a re-measurement of the Company's retiree plan liabilities is not required at this time. In addition, the Company may consider plan amendments in future periods that may have accounting implications.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” requiring new disclosures of significant transfers in and out of Levels 1 and 2 fair value measurements, the reasons for the transfers, and separate reporting of purchases, sales, issuances and settlements in the roll forward of Level 3 fair value measurement activity. The new ASU also clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and disclosures should also be provided about valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements. The disclosures are required for either Level 2 or Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 (including interim periods within those fiscal years). During first quarter 2010, the Company adopted the portion of ASU No. 2010-06 relating to Level 2 fair value measurements and is currently evaluating the impact, if any, of the Level 3 disclosures on its financial statements. The disclosures required by adoption are included in Note 14 of Notes to Condensed Consolidated Financial Statements.

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

In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets.” This ASU removes the concept of a qualifying special-purpose entity and establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This ASU must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company adopted ASU No. 2009-16 during first quarter 2010 and there was no impact on its financial results.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Information regarding legal proceedings is contained in Note 12 to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

Item 1A – Risk Factors

Other than with respect to the risk factor set forth below, there have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K for the year ended January 2, 2010.

Future greenhouse gas/carbon regulations or legislation and future Boiler Maximum Achievable Control Technology (“MACT”) regulations could adversely affect Appleton’s costs of compliance with environmental laws.

In 2009, the U.S. Environmental Protection Agency (“EPA”) finalized its finding that greenhouse gas (“GHG”) emissions endanger the public health and welfare. Since then, the EPA has finalized rules to regulate GHG emissions under the federal Clean Air Act. Also in 2009, several bills were introduced in the U.S. Congress concerning climate change and the emission into the environment of carbon dioxide and other GHGs. It is expected that eventual legislation will take the form of a cap-and-trade program where generators will be required to purchase allowances to emit in excess of mandated limits. As a result, Appleton could be required, among other things, to purchase allowances or offsets to emit GHGs or other regulated pollutants or to pay taxes on such emissions. In April 2010, the EPA proposed three related air rules commonly known as the Industrial Boiler MACT under the Clean Air Act. It is expected that these air rules will be finalized by the EPA by the end of 2010, but it is uncertain what the final rules will look like. At this time, there is no basis for estimating the effect of such legislation or regulations on the costs Appleton will incur to comply with environmental laws, although the Company is investigating ways to reduce carbon emissions as well as complying with the proposed Boiler MACT.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seek” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address Appleton’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that Appleton expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended January 2, 2010, as well as in the Quarterly Report on Form 10-Q for the current quarter ended July 4, 2010, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond Appleton’s ability to control or predict. Given these uncertainties, do not place undue reliance on the forward-looking statements. Appleton disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6—Exhibits

2.1	Stock Purchase Agreement between Appleton Papers Inc. and NEX Performance Films Inc. dated as of July 2, 2010. Incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K/A filed August 9, 2010.

31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

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

APPLETON PAPERS INC. (Registrant)

Date: August 9, 2010	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: August 9, 2010	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)