Form 10-Q
period 2010-10-25
APPLETON PAPERS INC/WI
filed 2010-11-08
CIK 1144326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 3, 2010

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

As of November 1, 2010, 9,447,149 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of November 8, 2010, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Documents incorporated by reference: None.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)
	October 3, 2010	January 2, 2010
ASSETS
Current assets
Cash and cash equivalents	$9,871	$9,963
Accounts receivable, less allowance for doubtful accounts of $1,681 and $1,356, respectively	99,099	81,485
Inventories	113,728	112,346
Other current assets	49,015	54,758
Assets of discontinued operations	-	17,772
Total current assets	271,713	276,324

Property, plant and equipment, net of accumulated depreciation of $464,641 and $431,225, respectively	360,541	385,129
Intangible assets, net	49,032	50,780
Environmental indemnification receivable	-	28,600
Other assets	24,352	16,815
Assets of discontinued operations	-	40,332

Total assets	$705,638	$797,980

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$21,280	$5,955
Accounts payable	52,263	55,384
Accrued interest	16,666	5,218
Other accrued liabilities	74,010	91,363
Liabilities of discontinued operations	-	5,733
Total current liabilities	164,219	163,653

Long-term debt	525,838	544,113
Postretirement benefits other than pension	50,576	50,609
Accrued pension	89,437	101,312
Environmental liability	-	28,600
Other long-term liabilities	6,083	9,087
Commitments and contingencies (Note 13)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 9,784,425 and 10,097,099, respectively	112,624	122,087
Accumulated deficit	(143,501)	(121,764)
Accumulated other comprehensive loss	(99,638)	(99,717)
Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$705,638	$797,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three Months Ended October 3, 2010	Three Months Ended October 4, 2009	Nine Months Ended October 3, 2010	Nine Months Ended October 4, 2009

Net sales	$214,870	$195,749	$645,662	$573,831

Cost of sales	169,535	153,838	523,861	447,565

Gross profit	45,335	41,911	121,801	126,266

Selling, general and administrative expenses	34,644	35,059	104,775	95,179
Environmental expense insurance recovery	-	-	(8,181)	-

Operating income	10,691	6,852	25,207	31,087

Other expense (income)
Interest expense	16,302	13,987	49,970	38,209
Debt extinguishment (income) expense, net	-	(37,366)	5,532	(42,746)
Interest income	(30)	(10)	(75)	(47)
Foreign exchange (gain) loss	(1,028)	(403)	332	(1,005)
Other income	-	-	-	(820)

(Loss) income before income taxes	(4,553)	30,644	(30,552)	37,496

Provision for income taxes	136	231	90	133

(Loss) income from continuing operations	(4,689)	30,413	(30,642)	37,363

Discontinued operations
Income from discontinued operations, net of income taxes	814	1,030	3,668	2,487

Net (loss) income	$(3,875)	$31,443	$(26,974)	$39,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands)
	October 3, 2010	October 4, 2009
Cash flows from operating activities:
Net (loss) income	$(26,974)	$39,850
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation	36,754	43,597
Amortization of intangible assets	2,325	2,840
Amortization of financing fees	3,023	2,100
Amortization of bond discount	523	-
Employer 401(k) non-cash matching contributions	2,422	2,979
Foreign exchange loss (gain)	314	(1,247)
Gain on sale of Films	(2,560)	-
Net gain from involuntary conversion of equipment	(638)	-
Loss on disposals of equipment	229	175
Accretion of capital lease obligation	31	55
Loss (gain) on debt extinguishment	5,437	(42,746)
Fox River insurance recoveries	(8,248)	-
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(19,762)	(13,956)
Inventories	(2,507)	12,390
Other current assets	(5,662)	(749)
Accounts payable and other accrued liabilities	7,907	11,439
Restructuring reserve	-	(2,115)
Accrued pension	(9,511)	(5,970)
Other, net	(5,770)	(4,775)
Net cash (used) provided by operating activities	(22,667)	43,867

Cash flows from investing activities:
Proceeds from sale of equipment	81	27
Proceeds from sale of Films	56,000	-
Insurance proceeds from involuntary conversion	1,029	-
Additions to property, plant and equipment	(11,511)	(16,051)
Net cash provided (used) by investing activities	45,599	(16,024)

Cash flows from financing activities:
Payments of senior secured notes payable	(211,225)	(1,687)
Payments of senior subordinated secured notes payable	-	(1,687)
Proceeds from senior secured first lien notes payable	299,007	-
Debt acquisition costs	(10,708)	(8,282)
Payments relating to capital lease obligations	(588)	(548)
Proceeds from old revolving line of credit	21,350	185,341
Payments of old revolving line of credit	(109,575)	(175,450)
Proceeds from new revolving line of credit	229,193	-
Payments of new revolving line of credit	(229,193)	-
Proceeds from State of Ohio loan	-	3,000
Payments of State of Ohio loan	(857)	(677)
Payments of secured financing	(2,173)	(1,715)
Proceeds from issuance of redeemable common stock	1,924	2,075
Payments to redeem common stock	(7,740)	(12,586)
Decrease in cash overdraft	(2,457)	(16,510)
Net cash used by financing activities	(23,042)	(28,726)

Effect of foreign exchange rate changes on cash and cash equivalents	18	242
Change in cash and cash equivalents	(92)	(641)
Cash and cash equivalents at beginning of period	9,963	4,180
Cash and cash equivalents at end of period	$9,871	$3,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE LOSS
AND COMPREHENSIVE (LOSS) INCOME
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive (Loss) Income

Balance, January 2, 2010	10,097,099	$122,087	$(121,764)	$(99,717)

Comprehensive loss:
Net loss	-	-	(26,974)	-	$(26,974)
Changes in retiree plans, net	-	-	-	894	894
Realized and unrealized loss on derivatives	-	-	-	(815)	(815)
Total comprehensive loss					$(26,895)
Issuance of redeemable common stock	292,094	3,514	-	-
Redemption of redeemable common stock	(604,768)	(7,740)	-	-
Accretion of redeemable common stock	-	(5,237)	5,237	-

Balance, October 3, 2010	9,784,425	$(112,624)	$(143,501)	$(99,638)

Balance, January 3, 2009	10,643,894	$147,874	$(159,650)	$(95,169)

Comprehensive income:
Net income	-	-	39,850	-	$39,850
Changes in retiree plans, net	-	-	-	(862)	(862)
Realized and unrealized gain on derivatives	-	-	-	120	120
Total comprehensive income					$39,108
Issuance of redeemable common stock	213,730	4,032	-	-
Redemption of redeemable common stock	(614,146)	(12,586)	-	-
Accretion of redeemable common stock	-	(5,667)	5,667	-

Balance, October 4, 2009	10,243,478	$133,653	$(114,133)	$(95,911)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.        BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair statement of the results of operations for the three and nine months ended October 3, 2010 and October 4, 2009, the cash flows for the nine months ended October 3, 2010 and October 4, 2009 and financial position at October 3, 2010 and January 2, 2010 have been made. All adjustments made were of a normal recurring nature.

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

2.        DISCONTINUED OPERATIONS

On July 2, 2010, Appleton entered into a stock purchase agreement with NEX Performance Films Inc. (“Films”), an entity affiliated with Mason Wells Buyout Fund II, Limited Partnership, whereby Appleton agreed to sell all of the outstanding capital stock of American Plastics Company, Inc. (“APC”) and New England Extrusion Inc. (“NEX”) for a cash purchase price of $58 million. This transaction closed on July 22, 2010, with Appleton receiving $56 million at the time of closing and $2 million held in escrow, on behalf of Appleton, for the next 12 months to satisfy potential claims under the stock purchase agreement with Films. The cash proceeds of the sale were used to reduce debt. As a result of the sale, a $0.6 million net gain has been recorded in income from discontinued operations on the Condensed Consolidated Statement of Operations for the three and nine months ended October 3, 2010. APC had been acquired in 2003 and is located in Rhinelander, Wisconsin. NEX was acquired in 2005 and has manufacturing operations in Turners Falls, Massachusetts and Milton, Wisconsin.

During second quarter 2009, Appleton committed to a formal plan to sell C&H Packaging Company, Inc. (“C&H”). C&H, located in Merrill, Wisconsin, had been acquired in 2003. On December 18, 2009, Appleton completed the sale of C&H to The Interflex Group, Inc. receiving $16.9 million of cash and a receivable for $0.2 million relating to a working capital adjustment. This receivable was paid in full in February 2010. As a result of the sale, an $0.8 million gain was recorded in fourth quarter 2009.

Together, APC, NEX and C&H comprised Appleton’s former performance packaging business segment. Since APC, NEX and C&H engage in the manufacture, printing, converting, marketing and sale of high-quality single and multilayer polyethylene films for packaging applications, their operations did not align with Appleton’s strategic, long-term focus on its core competencies of specialty papers and microencapsulation. Despite the December 2009 sale of C&H, the Company had significant continuing involvement in C&H and therefore 2009 operating results were reported as continuing operations. With the July 2010 divestiture of APC and NEX, this continuing involvement ceased. Therefore, C&H’s operating results for the 2009 periods presented have been reclassified and are now reported as discontinued operations. The operating results, assets and liabilities of APC and NEX have also been reclassified and are reported as discontinued operations for all periods presented. As of the end of second quarter 2010, depreciation and amortization expense was suspended for APC and NEX, resulting in a $0.2 million reduction in expense.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

With the July 2010 divestiture of APC and NEX, the Company’s continuing involvement with C&H ceased prior to the issuance of Form 10-Q for the quarter ended July 4, 2010, and therefore, any financial results presented for C&H should have been classified as discontinued operations. This error was not deemed to be material and C&H’s financial results included in the Condensed Consolidated Statements of Operations within this Form 10-Q for the quarter ended October 3, 2010, and included in the results presented for the three and nine months ended October 4, 2009, are now included in discontinued operations.

The following table presents the net sales and operating income before income taxes with respect to APC, NEX and C&H (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009

Net sales	$4,317	$26,598	$51,581	$74,477

Operating income before income taxes	$813	$1,039	$3,682	$2,517

3.        BUSINESS INTERRUPTION AND PROPERTY LOSS

    Manufacturing operations at the Company’s West Carrollton, Ohio paper mill were temporarily interrupted in July 2010 by the collapse of one of its coal silos. The incident caused no injuries. One boiler was extensively damaged as well as the supporting infrastructure for two other boilers. While most of the West Carrollton facility was undamaged, the collapse of the coal silo reduced the mill’s ability to produce the power and steam required to operate its manufacturing equipment. The thermal coater resumed production a few days later and the remainder of the mill resumed production in early August. The boiler that was extensively damaged is expected to be back online sometime during the first half of 2011. Appleton managed customer orders and shifted paper production to other company-owned manufacturing facilities in order to minimize any impact to its customers.

    Losses associated with property damage and business interruption are covered by insurance subject to a deductible of $1.0 million. Property damage, cost to repair and business interruption is estimated to be between $27 and $30 million in the aggregate, of which approximately $17 million has been incurred through third quarter 2010. Expenses associated with property damage and business interruption, totaling $14.2 million, have been reported in cost of sales within the Condensed Consolidated Statement of Operations for the three and nine months ended October 3, 2010. As per the terms of the insurance policy, the Company currently expects that recovery of this entire amount is probable and has recorded a $14.2 million recovery as a reduction to cost of sales for the three and nine months ended October 3, 2010.

    In addition, Appleton has recorded a $0.4 million loss on disposal of fixed assets associated with this property loss in its Condensed Consolidated Statement of Operations for the three and nine months ended October 3, 2010. Through the end of third quarter 2010, capital spending of approximately $2.8 million has been incurred for work associated with bringing the damaged boiler back online.  Of the $2.8 million, $1.0 million, net of the deductible, is recorded in the Condensed Consolidated Statement of Operations as a reduction to cost of sales from insurance recoveries as it is realizable.

    As of quarter ended October 3, 2010, Appleton has received an $8.0 million advance from the insurer and expects to be reimbursed for the remaining costs incurred and future cash outlays related to the incident. An insurance recovery receivable of $7.2 million is included in other current assets on the Condensed Consolidated Balance Sheet as of October 3, 2010.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4.        GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. All goodwill of the Company was assigned to the former performance packaging segment. As discussed above, in early July, the Company entered into a stock purchase agreement to sell all of the outstanding capital stock of APC and NEX. This transaction closed on July 22, 2010. As a result, the goodwill assigned to these entities was reclassified at January 2, 2010, as discontinued operations and disposed during third quarter 2010. Also as discussed above, because of this July 2010 divestiture, the Company's continuing involvement with C&H, which was sold in December 2009, ceased. The elimination of C&H's goodwill as a result of its sale is now shown below as discontinued operations for the year ended January 2, 2010. Changes in the carrying value of goodwill are as follows (dollars in thousands):

	October 3, 2010	January 2, 2010
Beginning of year balance
Goodwill	$48,896	$50,246
Accumulated impairment losses	(45,986)	(39,645)
	2,910	10,601
Impairment losses	-	(6,341)
Goodwill related to discontinued operations of C&H	-	(1,350)
Goodwill related to discontinued operations of APC and NEX	(2,910)	(2,910)
End of year balance
Goodwill	45,986	45,986
Accumulated impairment losses	(45,986)	(45,986)
	$-	$-

The Company’s other intangible assets consist of the following (dollars in thousands):

	As of October 3, 2010		As of January 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$21,555	$44,665	$19,981
Patents	14,013	14,013	14,013	14,013
Customer relationships	5,365	2,308	5,365	2,134
Subtotal	64,043	$37,876	64,043	$36,128
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$86,908		$86,908

Of the $86.9 million of acquired intangible assets, $67.5 million was assigned to registered trademarks. Trademarks of $44.6 million related to carbonless paper are being amortized over their estimated useful life of 20 years, while the remaining $22.9 million are considered to have an indefinite life and are not subject to amortization. Customer relationships are being amortized over their estimated useful life of 25 years.

Amortization expense for the three and nine months ended October 3, 2010 was $0.6 million and $1.7 million, respectively. Amortization expense for the three and nine months ended October 4, 2009 was $0.6 million and $1.7 million, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5.        INVENTORIES

Inventories consist of the following (dollars in thousands):
	October 3, 2010	January 2, 2010

Finished goods	$61,251	$65,575
Raw materials, work in process and supplies	64,378	59,019
	125,629	124,594
Inventory reserve	(3,420)	(3,767)
	122,209	120,827
Last-in, first-out ("LIFO") reserve	(8,481)	(8,481)
	$113,728	$112,346

Stores and spare parts inventory balances of $23.5 million and $24.0 million at October 3, 2010 and January 2, 2010, respectively, are valued at average cost and are included in raw materials, work in process and supplies. Certain other inventories valued using the first-in, first-out ("FIFO") method approximate 1% and 2% of the Company’s total inventory balance at October 3, 2010 and January 2, 2010, respectively.

6.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	October 3, 2010	January 2, 2010
Land and improvements	$8,617	$8,617
Buildings and improvements	130,598	129,758
Machinery and equipment	639,281	634,502
Software	32,051	31,779
Capital leases	4,929	4,764
Construction in progress	9,706	6,934
	825,182	816,354
Accumulated depreciation/amortization	(464,641)	(431,225)
	$360,541	$385,129

Depreciation expense for the three and nine months ended October 3, 2010 and October 4, 2009 consists of the following (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
Depreciation Expense	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009

Cost of sales	$10,499	$12,045	$30,885	$35,443
Selling, general and
administrative expenses	1,579	1,622	4,742	4,868
$12,078	$13,667	$35,627	$40,311

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7.        OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):

	October 3, 2010	January 2, 2010
Environmental indemnification receivable	$29,480	$47,100
Alternative fuels tax credit receivable	-	925
Environmental expense insurance recovery	4,216	-
Receivable from sale of Films	2,000	-
Insurance recovery from coal silo accident	7,196	-
Other	6,123	6,733
	$49,015	$54,758

Other noncurrent assets consist of the following (dollars in thousands):

	October 3, 2010	January 2, 2010
Deferred debt issuance costs	$15,034	$12,786
Environmental expense insurance recovery	4,032	-
Other	5,286	4,029
	$24,352	$16,815

8.        OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	October 3, 2010	January 2, 2010
Compensation	$10,582	$10,137
Trade discounts	16,286	16,472
Workers’ compensation	3,533	4,460
Accrued insurance	1,873	1,864
Other accrued taxes	1,460	1,519
Postretirement benefits other than pension	3,609	3,609
Fox River Liabilities	29,480	47,100
Other	7,187	6,202
	$74,010	$91,363

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

9.        NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” requiring new disclosures of significant transfers in and out of Levels 1 and 2 fair value measurements, the reasons for the transfers, and separate reporting of purchases, sales, issuances and settlements in the roll forward of Level 3 fair value measurement activity. The new ASU also clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and disclosures should also be provided about valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements. The disclosures are required for either Level 2 or Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 (including interim periods within those fiscal years). During first quarter 2010, the Company adopted the portion of ASU No. 2010-06 relating to Level 2 fair value measurements and is currently evaluating the impact, if any, of the Level 3 disclosures on its financial statements. The disclosures required by adoption are included in Note 15 of Notes to Condensed Consolidated Financial Statements.

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

Pension Benefits	For the Three Months Ended October 3, 2010	For the Three Months Ended October 4, 2009	For the Nine Months Ended October 3, 2010	For the Nine Months Ended October 4, 2009
Net periodic benefit cost
Service cost	$1,516	$1,458	$4,549	$4,374
Interest cost	4,900	4,909	14,701	14,726
Expected return on plan assets	(5,318)	(5,200)	(15,954)	(15,599)
Amortization of prior service cost	134	134	404	404
Amortization of actuarial loss	654	123	1,961	368
Net periodic benefit cost	$1,886	$1,424	$5,661	$4,273

The Company contributed $15.0 million to its pension plan in fiscal 2010 for plan year 2009. The payment was made during the three months ended October 3, 2010.

11.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended October 3, 2010	For the Three Months Ended October 4, 2009	For the Nine Months Ended October 3, 2010	For the Nine Months Ended October 4, 2009
Net periodic benefit cost
Service cost	$197	$186	$589	$556
Interest cost	760	767	2,280	2,301
Amortization of prior service credit	(538)	(545)	(1,614)	(1,635)
Amortization of actuarial loss	48	-	144	-
Net periodic benefit cost	$467	$408	$1,399	$1,222

12.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appleton Papers Inc. Long-Term Incentive Plan (“LTIP”). In July 2002, the Company adopted the Appleton Papers Canada Ltd. Share Appreciation Rights Plan (“SAR”). These plans, in accordance with the specific terms of each plan, provide officers, key employees and Canadian employees (as they are ineligible for the ESOP) the opportunity to be awarded phantom units, the value of which is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) prior to the grant date or the exercise date, as applicable. As of the quarter ended October 3, 2010, the fair market value of one share of PDC common stock was estimated to be $12.03. The Compensation Committee of the board resolved to discontinue future awards under the LTIP plan beginning in 2010. Similar action was taken regarding the SAR plan beginning in 2007. No expense was recorded for these plans during the three and nine months ended October 3, 2010 and October 4, 2009.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Effective January 3, 2010, the Company adopted a long-term restricted stock unit plan ("RSU") to provide key management employees, who are in a position to make a significant contribution to the growth and profitability of Appleton, the opportunity to be rewarded for performance that aligns with long-term shareholder interests. The RSU provides for future cash payments based on the value of PDC common stock, as determined by the semi-annual valuation provided by the ESOP trustee. The Compensation Committee of the board will establish the number of units granted each year in accordance with the Compensation Committee’s stated goals and policies. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. All units are vested three years after the award date and paid at vesting. The cash payment upon vesting of a unit is equal to the value of PDC common stock at the most recent valuation date times the number of units granted. The Compensation Committee approved an aggregate total for the 2010 year of up to 219,000 units. Actual units granted, as of October 3, 2010, were 213,000. Recipients are required to enter into a non-compete and non-solicitation agreement in order to receive units under the RSU which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to RSU units. Due to terminations of employment, 4,500 unvested units were forfeited during third quarter 2010. A balance of 208,500 RSU units remains as of October 3, 2010. Approximately $0.2 million and $0.6 million of expense, related to this plan, was recorded during the three and nine months ended October 3, 2010, respectively.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of phantom units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of units to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as determined by the semi-annual ESOP valuation. This deferred compensation vests coincidentally with the board member’s continued service on the board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. There was no expense recorded for this plan during the three months ended October 3, 2010 and October 4, 2009. Approximately $0.1 million was recorded as expense, related to this plan, for each of the nine-month periods ended October 3, 2010 and October 4, 2009.

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

The United States Environmental Protection Agency (“EPA”) published a notice in 1997 that it intended to list the Lower Fox River on the National Priorities List of Contaminated Sites pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act, (“CERCLA” or “Superfund”). The EPA identified seven potentially responsible parties (“PRPs”) for PCB contamination in the Lower Fox River, including NCR Corporation (“NCR”), Appleton, Georgia-Pacific, P.H. Glatfelter Company, WTMI Co., owned by Chesapeake Corporation, Riverside Paper Corporation, which is now CBC Coating, Inc., and U.S. Paper Mills Corp., which is now owned by Sonoco Products Company.

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

On October 14, 2010, the United States of America (“US”) and the State of Wisconsin (“SOW”) filed a lawsuit on behalf of the EPA and the DNR, respectively, against ten companies (including the seven PRPs identified in 1997) and two municipalities seeking recovery of unreimbursed response costs and natural resources damages as well as a declaratory judgment that the defendants are liable for future response costs related to the Lower Fox River. At the same time, the US and SOW also lodged a consent decree with Georgia-Pacific (“GP”). Under the consent decree, and in exchange for a covenant not to sue and statutory contribution protection for portions of the Lower Fox River, GP would stipulate liability for performance of the required cleanup of a designated portion of the Lower Fox River, waive any objections to the cleanup remedy selected by EPA and DNR, and pay $7 million toward the government’s unreimbursed past costs and expected future costs. The GP consent decree is subject to a 30-day public comment period, following which the US may withdraw the consent decree or file a motion asking the court to approve and enter the consent decree.

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

Accordingly, Appleton has recorded a reserve for its potential liability for the Lower Fox River. As of January 2, 2010, this reserve was $75.7 million. During the first nine months of 2010, $46.2 million of payments were made from the reserve. This resulted in a remaining reserve of $29.5 million as of October 3, 2010, all of which is recorded in other accrued liabilities.

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

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million in satisfaction of its unindemnified portion of the Fox River Liabilities. AWA has paid $216.5 million in connection with Fox River Liabilities through the first nine months of 2010. At October 3, 2010, the total indemnification receivable from AWA was $29.5 million, all of which is recorded in other current assets.

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy provides up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. As of October 3, 2010, the policy had $33.5 million of remaining coverage, which is sufficient to cover Appleton’s currently estimated share of the Fox River Liabilities. AWA’s obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended.

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

The insurance policy discussed above is held by a special purpose entity in which the Company is a minority shareholder. An AWA affiliate is the only other shareholder in this entity. The Company adopted ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” as of January 3, 2010. The Company determined that this entity is not a VIE and there is no requirement to include this entity in its consolidated financial results for the period ended October 3, 2010.

In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment action relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009, and the insurers appealed the final judgment. On June 8, 2010, the Wisconsin Court of Appeals upheld the final judgment. Settlements have been negotiated between most of the insurers and Appleton. Under the terms of the AWA indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. Appleton recorded an $8.2 million receivable, representing first quarter 2010 insurance settlements to be received in excess of amounts reimbursable to AWA, in the Condensed Consolidated Balance Sheet as of October 3, 2010. Of this amount, $4.2 million is included in other current assets and $4.0 million is classified as long-term and is included in other assets. An $8.2 million environmental expense insurance recovery was also recorded as a separate line within operating income on the Condensed Consolidated Statement of Operations for the nine months ended October 3, 2010.

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

14.      EMPLOYEE STOCK OWNERSHIP PLAN

Appleton’s matching contributions charged to expense were $0.6 million and $0.9 million for the three months ended October 3, 2010 and October 4, 2009, respectively. Appleton’s matching contributions charged to expense were $2.4 million and $3.0 million for the nine months ended October 3, 2010 and October 4, 2009, respectively. As a result of hardship withdrawals, required diversifications and employee terminations, 604,768 shares of PDC redeemable common stock were repurchased during the first nine months of 2010 at an aggregate price of approximately $7.7 million. During the same period, the ESOP trustee purchased 159,941 shares of PDC redeemable common stock for an aggregate price of $1.9 million using pre-tax deferrals, rollovers and loan payments made by employees, while Appleton’s matching contribution for this same period resulted in an additional 132,153 shares of redeemable common stock being issued. During the first nine months of 2009, as a result of hardship withdrawals, required diversifications and employee terminations, 614,146 shares of PDC redeemable common stock were repurchased at an aggregate piece of approximately $12.6 million. During the same period, the ESOP trustee purchased 109,964 shares of PDC redeemable common stock for an aggregate price of $2.1 million using pre-tax deferrals, rollovers and loan payments made by employees, while Appleton's matching contribution for this same period resulted in an additional 103,766 shares of PDC common stock being issued.

In accordance with the ASC 480, “Distinguishing Liabilities from Equity,” redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period-end. All Company common stock is redeemable common stock. Redeemable common stock is being accreted up to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of October 3, 2010. Due to a reduction to the share price on June 30, 2010, the Company reduced the redeemable common stock accretion by $5.2 million for the nine months ended October 3, 2010. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $118 million has been determined. The recorded book value of the redeemable common stock as of October 3, 2010, was $113 million.

 PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Due to a reduction in the June 30, 2009 share price, redeemable common stock accretion was reduced by $5.7 million for the nine months ended October 4, 2009. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $193 million was determined. The recorded book value of the redeemable common stock as of October 4, 2009 was $134 million.

15.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company selectively uses financial instruments to manage some market risk from changes in interest rates, foreign currency exchange rates or commodity prices. The fair values of all derivatives are recorded in the Condensed Consolidated Balance Sheet. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive loss, depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive loss and are subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transaction will not occur. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $13.4 million as of October 3, 2010. These contracts have settlement dates extending through March 2011.

Appleton selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are designated as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the strike price. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive loss and are subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transaction will not occur. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in natural gas prices. At October 3, 2010, the hedged volumes of these contracts totaled 555,000 MMBTU (Million British Thermal Units) of natural gas. These contracts have settlement dates extending through December 2011.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The following table presents the location and fair values of derivative instruments included in the Company’s Condensed Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	October 3, 2010	January 2, 2010
Foreign currency exchange derivatives	Accounts receivable	$-	$308
Foreign currency exchange derivatives	Other current liabilities	(358)	(35)
Natural gas fixed swap	Other current liabilities	(112)	-
Natural gas fixed swap	Other long-term liabilities	(43)	-

Not Designated as a Hedge
Interest rate swap contract	Other long-term liabilities	-	(3,813)

The following table presents the location and amount of losses (gains) on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended October 3, 2010 and October 4, 2009 and losses initially recognized in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

Designated as a Hedge	Statement of Operations Location	For the Three Months Ended October 3, 2010	For the Three Months Ended October 4, 2009	For the Nine Months Ended October 3, 2010	For the Nine Months Ended October 4, 2009
Foreign currency exchange derivatives	Net sales	$65	$339	$(32)	$479

Losses recognized in accumulated other comprehensive loss as presented on the balance sheet				569	185

Not Designated as a Hedge
Interest rate swap contract	Interest expense	-	527	961	(389)

For a discussion of the fair value of financial instruments, see Note 17, Fair Value of Financial Instruments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

16.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligations, consist of the following (dollars in thousands):

	October 3, 2010	January 2, 2010
The senior secured variable rate notes payable were paid off, in full, and terminated on February 8, 2010. At January 2, 2010 the notes were at 6.625%, $542 due quarterly with $204,184 due June 2013.	$-	$211,225
Secured term note payable at 14.25%, approximately $200 due monthly with $6,831 due December 2013	17,521	19,695
At January 2, 2010 the old revolving credit facility was at approximately 6.7%. On February 8, 2010, it was repaid in full and terminated.	-	88,225
Unsecured variable rate industrial development bonds, 0.5% average interest rate at October 3, 2010, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final payment due May 2017	7,325	7,965
State of Ohio loan at 1% until July 2011, then 3% until May 2019, approximately $30 due monthly and final payment due May 2019	2,639	2,856
Senior notes payable at 8.125%, due June 2011	17,491	17,491
Senior subordinated notes payable at 9.75%, due June 2014	32,195	32,195
Senior secured first lien notes payable at 10.5%, due June 2015	305,000	-
Unamortized discount on 10.5% senior secured first lien notes payable, due June 2015	(5,469)	-
Second lien notes payable at 11.25%, due December 2015	161,766	161,766
	547,118	550,068
Less obligations due within one year	(21,280)	(5,955)
	$525,838	$544,113

During the first nine months of 2010, Appleton made mandatory debt repayments of $3.0 million, plus interest, on its secured term note payable, as amended, and State of Ohio loans. As discussed below, in February 2010, Appleton completed a voluntary refinancing of its debt which included a new five-year, asset-backed $100 million revolving credit facility. Initial borrowing on this revolving credit facility was $20.6 million. During the first nine months of 2010, Appleton borrowed an additional $208.6 million on the revolving credit facility, all of which had been repaid by the end of the third quarter. At October 3, 2010, there was no outstanding revolving credit facility balance. Approximately $16.9 million of the revolving credit facility is used to support outstanding letters of credit.

On November 1, 2010, Appleton voluntarily repaid the $17.5 million balance of the secured term note payable due December 2013, as amended. A payment of $18.9 million represented full and complete payment of all unpaid principal, accrued and unpaid interest and a prepayment fee. These funds were sourced from a combination of cash from operations and borrowing on the revolving credit facility. Upon payment, the note was terminated and Appleton was released from all obligations under the note. Debt extinguishment expense of approximately $1.5 million will be recorded during fourth quarter 2010 as a result of the termination of this note. Appleton entered into this five-year, $22 million secured term note payable in November 2008. In February 2010, Appleton and the noteholder of this debt, amended the terms of this note to eliminate a financial covenant and adjust the levels of the remaining financial covenants.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

As of October 3, 2010, Appleton was in compliance with its various amended covenants and is forecasted to remain compliant for the next 12 months. Appleton’s ability to comply with the financial covenants in the future depends on further debt reduction and achieving forecasted operating results. Appleton’s failure to comply with such covenants, or an assessment that it is likely to fail to comply with such covenants, could also lead Appleton to seek amendments to or waivers of the financial covenants. Appleton cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

17.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	October 3, 2010		January 2, 2010
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
Senior subordinated notes payable	$32,195	$15,293	$32,195	$19,317
Senior notes payable	17,491	16,966	17,491	17,491
Senior secured first lien notes payable	299,531	280,810	-	-
Second lien notes payable	161,766	116,472	161,766	161,766
Senior credit facility	-	-	211,225	211,225
Secured term note payable	17,521	18,732	19,695	19,695
Revolving credit facility	-	-	88,225	88,225
State of Ohio loans	9,964	10,618	10,821	10,941
Industrial development bonds	8,650	8,650	8,650	8,650
	$547,118	$467,541	$550,068	$537,310

Interest rate swap derivative	$-	$-	$3,813	$3,813

The senior subordinated notes payable, the senior notes payable, the senior secured first lien notes payable and the second lien notes payable are traded in public markets and therefore, the fair value was determined based on quoted market prices. The fair value of the secured term note payable represents the Company's November 1, 2010 repayment, in full, at 107% of face. The fair value of the State of Ohio loans was determined based on current rates for similar financial instruments of the same remaining maturity and similar terms. The industrial development bonds have a variable interest rate that reflects current market terms and conditions.

18.      SEGMENT INFORMATION

The Company’s reportable segments are as follows: carbonless papers, thermal papers and Encapsys®. Prior to first quarter 2010, the reportable segments were coated solutions, thermal papers, security papers and performance packaging. The financial results of the Encapsys business had previously been included within the coated solutions segment. Encapsys provides encapsulation technologies and encapsulated products both internally for Appleton’s production of carbonless papers and commercially to external customers. It has grown to be an increasingly significant business and is forecasted to continue this trend. As a result of this growth, there is a specific management team in place to oversee the development, marketing and manufacturing of these products. With the breakout of Encapsys, the only remaining product line within coated solutions was carbonless papers. As the result of a business and management realignment of the Company’s paper businesses, previously reported security papers has been combined with carbonless papers to become the carbonless papers reportable segment. The carbonless papers segment and the thermal papers segment each operate under separate management teams to encourage a singular focus on specific markets and customers and their respective needs. All prior period financial information has been restated to conform to this new segment presentation.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

On July 2, 2010, Appleton entered into a stock purchase agreement with NEX Performance Films Inc. (“Films”), an entity affiliated with Mason Wells Buyout Fund II, Limited Partnership, whereby Appleton agreed to sell all of the outstanding capital stock of APC and NEX. This transaction closed on July 22, 2010. The operating results for this business for the three and nine months ended October 3, 2010, and October 4, 2009, have been reclassified and are now reported separately as discontinued operations and, therefore, are not included in the segment presentation below. C&H, which was sold in December 2009, is reported as discontinued operations for 2009 and therefore is not included in the segment presentation below.

Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, interest income, interest expense, debt extinguishment (income) expense, foreign exchange (gain) loss and other income. The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three Months Ended October 3, 2010	For the Three Months Ended October 4, 2009	For the Nine Months Ended October 3, 2010	For the Nine Months Ended October 4, 2009
Net sales
Carbonless papers	$117,090	$119,953	$369,715	$355,854
Thermal papers	89,052	71,139	256,428	206,624
	206,142	191,092	626,143	562,478

Encapsys	14,163	10,591	37,518	29,310
Intersegment (A)	(5,435)	(5,934)	(17,999)	(17,957)
Total	$214,870	$195,749	$645,662	$573,831

Operating income (loss)
Carbonless papers	$9,056	$14,078	$21,781	$45,953
Thermal papers	520	(1,923)	(3,841)	(7,666)
	9,576	12,155	17,940	38,287
Encapsys	2,986	740	6,133	1,910
Unallocated corporate charges	(1,353)	(4,975)	3,879	(6,372)
Intersegment (A)	(518)	(1,068)	(2,745)	(2,738)
Total	$10,691	$6,852	$25,207	$31,087

Depreciation and amortization
Carbonless papers	$6,879	$8,233	$20,618	$24,723
Thermal papers	4,964	5,013	14,833	15,017
	11,843	13,246	35,451	39,740

Encapsys	751	922	1,760	2,078
Unallocated corporate charges	68	160	165	242
Total	$12,662	$14,328	$37,376	$42,060

(A) Intersegment represents the portion of the Encapsys segment financial results relating to encapsulated products provided internally for the production of carbonless papers.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

During the nine months ended October 3, 2010, the Company recorded an $8.2 million environmental expense insurance recovery within unallocated corporate charges.

19.      GUARANTOR FINANCIAL INFORMATION

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

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a 100%-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of October 3, 2010 and January 2, 2010, and for the three and nine months ended October 3, 2010 and October 4, 2009. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

    The senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), the senior secured term note payable (prior to its repayment in full on November 1, 2010), as amended, the first lien notes and the second lien notes, as amended, place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 3, 2010
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$8,656	$-	$1,215	$-	$9,871
Accounts receivable, net	-	92,624	102	6,373	-	99,099
Inventories	-	112,190	-	1,538	-	113,728
Other current assets	29,480	19,469	-	66	-	49,015
Total current assets	29,480	232,939	102	9,192	-	271,713

Property, plant and equipment, net	-	360,537	-	4	-	360,541
Investment in subsidiaries	162,865	12,959	-	-	(175,824)	-
Other assets	12	73,255	-	117	-	73,384
Total assets	$192,357	$679,690	$102	$9,313	$(175,824)	$705,638

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$21,280	$-	$-	$-	$21,280
Accounts payable	-	52,177	-	86	-	52,263
Due to (from) parent and affiliated companies	322,872	(316,765)	102	(6,209)	-	-
Other accrued liabilities	-	88,387	-	2,289	-	90,676
Total current liabilities	322,872	(154,921)	102	(3,834)	-	164,219

Long-term debt	-	525,838	-	-	-	525,838
Other long-term liabilities	-	145,908	-	188	-	146,096
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	(130,515)	162,865	-	12,959	(175,824)	(130,515)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$192,357	$679,690	$102	$9,313	$(175,824)	$705,638

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

JANUARY 2, 2010

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$9,161	$1	$801	$-	$9,963
Accounts receivable, net	-	76,248	-	5,237	-	81,485
Inventories	-	110,174	-	2,172	-	112,346
Other current assets	47,100	7,518	-	140	-	54,758
Assets of discontinued operations	-	-	17,772	-	-	17,772
Total current assets	47,100	203,101	17,773	8,350	-	276,324

Property, plant and equipment, net	-	385,120	-	9	-	385,129
Investment in subsidiaries	179,787	96,505	-	-	(276,292)	-
Other assets	28,612	67,430	-	153	-	96,195
Assets of discontinued operations	-	-	40,332	-	-	40,332
Total assets	$255,499	$752,156	$58,105	$8,512	$(276,292)	$797,980

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$5,955	$-	$-	$-	$5,955
Accounts payable	-	55,280	-	104	-	55,384
Due to (from) parent and affiliated companies	354,893	(316,974)	(31,823)	(6,096)	-	-
Other accrued liabilities	-	94,485	-	2,096	-	96,581
Liabilities of discontinued operations	-	-	5,733	-	-	5,733
Total current liabilities	354,893	(161,254)	(26,090)	(3,896)	-	163,653

Long-term debt	-	544,113	-	-	-	544,113
Other long-term liabilities	-	189,510	-	98	-	189,608
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	(99,394)	179,787	84,195	12,310	(276,292)	(99,394)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$255,499	$752,156	$58,105	$8,512	$(276,292)	$797,980

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 3, 2010
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$643,474	$-	$35,119	$(32,931)	$645,662
Cost of sales	-	523,745	-	33,638	(33,522)	523,861

Gross profit	-	119,729	-	1,481	591	121,801
Selling, general and administrative expenses	-	103,392	-	1,383	-	104,775
Environmental expense insurance recovery	-	(8,181)	-	-	-	(8,181)

Operating income	-	24,518	-	98	591	25,207
Interest expense	9,973	50,327	-	-	(10,330)	49,970
Debt extinguishment expense, net	-	5,532	-	-	-	5,532
Interest income	-	(10,048)	-	(357)	10,330	(75)
Loss in equity investments	17,001	24,611	-	-	(41,612)	-
Other expense (income)	-	558	-	(281)	55	332

(Loss) income before income taxes	(26,974)	(46,462)	-	736	42,148	(30,552)
Provision for income taxes	-	4	-	86	-	90

(Loss) income from continuing operations	(26,974)	(46,466)	-	650	42,148	(30,642)
Income (loss) from discontinued operations, net of income taxes	-	29,465	(25,797)	-	-	3,668

Net (loss) income	$(26,974)	$(17,001)	$(25,797)	$650	$42,148	$(26,974)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 4, 2009
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$572,605	$-	$33,428	$(32,202)	$573,831
Cost of sales	-	447,303	-	32,761	(32,499)	447,565

Gross profit	-	125,302	-	667	297	126,266
Selling, general and administrative expenses	-	94,045	-	1,134	-	95,179

Operating income (loss)	-	31,257	-	(467)	297	31,087
Interest expense	9,378	38,209	25	-	(9,403)	38,209
Debt extinguishment income, net	-	(42,746)	-	-	-	(42,746)
Interest income	-	(9,423)	(25)	(2)	9,403	(47)
Income in equity investments	(49,228)	(2,913)	-	-	52,141	-
Other income	-	(699)	-	(1,254)	128	(1,825)

Income before income taxes	39,850	48,829	-	789	(51,972)	37,496
Provision (benefit) for income taxes	-	311	-	(178)	-	133

Income from continuing operations	39,850	48,518	-	967	(51,972)	37,363
Income from discontinued operations, net of income taxes	-	710	1,777	-	-	2,487

Net income	$39,850	$49,228	$1,777	$967	$(51,972)	$39,850

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 3, 2010
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$213,786	$-	$11,628	$(10,544)	$214,870
Cost of sales	-	169,684	-	10,681	(10,830)	169,535

Gross profit	-	44,102	-	947	286	45,335
Selling, general and administrative expenses	-	34,180	-	464	-	34,644

Operating income	-	9,922	-	483	286	10,691
Interest expense	3,327	16,359	-	-	(3,384)	16,302
Interest income	-	(3,357)	-	(57)	3,384	(30)
Loss in equity investments	548	27,564	-	-	(28,112)	-
Other income	-	(695)	-	(374)	41	(1,028)

(Loss) income before income taxes	(3,875)	(29,949)	-	914	28,357	(4,553)
(Benefit) provision for income taxes	-	(40)	-	176	-	136

(Loss) income from continuing operations	(3,875)	(29,909)	-	738	28,357	(4,689)
Income (loss) from discontinued operations, net of income taxes	-	29,361	(28,547)	-	-	814

Net (loss) income	$(3,875)	$(548)	$(28,547)	$738	$28,357	$(3,875)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 4, 2009
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$194,564	$-	$11,428	$(10,243)	$195,749
Cost of sales	-	153,486	-	10,799	(10,447)	153,838

Gross profit	-	41,078	-	629	204	41,911
Selling, general and administrative expenses	-	34,664	-	395	-	35,059

Operating income	-	6,414	-	234	204	6,852
Interest expense	3,194	13,987	8	-	(3,202)	13,987
Debt extinguishment income, net	-	(37,366)	-	-	-	(37,366)
Interest income	-	(3,203)	(8)	(1)	3,202	(10)
Income in equity investments	(34,637)	(1,591)	-	-	36,228	-
Other expense (income)	-	160	-	(769)	206	(403)

Income before income taxes	31,443	34,427	-	1,004	(36,230)	30,644
Provision for income taxes	-	151	-	80	-	231

Income from continuing operations	31,443	34,276	-	924	(36,230)	30,413
Income from discontinued operations, net of income taxes	-	361	669	-	-	1,030

Net income	$31,443	$34,637	$669	$924	$(36,230)	$31,443

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 3, 2010
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(26,974)	$(17,001)	$(25,797)	$650	$42,148	$(26,974)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	-	37,349	1,726	4	-	39,079
Other	-	814	-	(281)	-	533
Change in assets and liabilities, net	64,811	(50,857)	(7,265)	154	(42,148)	(35,305)
Net cash provided (used) by operating activities	37,837	(29,695)	(31,336)	527	-	(22,667)
Cash flows from investing activities:
Proceeds from sale of equipment	-	81	-	-	-	81
Proceeds from sale of Films	-	56,000	-	-	-	56,000
Insurance proceeds from involuntary conversion	-	1,029	-	-	-	1,029
Additions to property, plant and equipment	-	(10,921)	(590)	-	-	(11,511)

Net cash provided (used) by investing activities	-	46,189	(590)	-	-	45,599
Cash flows from financing activities:
Payments of senior secured notes payable	-	(211,225)	-	-	-	(211,225)
Proceeds from senior secured first lien notes payable	-	299,007	-	-	-	299,007
Debt acquisition costs	-	(10,708)	-	-	-	(10,708)
Payments relating to capital lease obligations	-	(588)	-	-	-	(588)
Proceeds from old revolving line of credit	-	21,350	-	-	-	21,350
Payments of old revolving line of credit	-	(109,575)	-	-	-	(109,575)
Proceeds from new revolving line of credit	-	229,193	-	-	-	229,193
Payments of new revolving line of credit	-	(229,193)	-	-	-	(229,193)
Payments of State of Ohio loans	-	(857)	-	-	-	(857)
Payments of secured financing	-	(2,173)	-	-	-	(2,173)
Due to parent and affiliated companies, net	(32,021)	209	31,925	(113)	-	-
Proceeds from issuance of redeemable common stock	1,924	-	-	-	-	1,924
Payments to redeem common stock	(7,740)	-	-	-	-	(7,740)
Decrease in cash overdraft	-	(2,457)	-	-	-	(2,457)

Net cash (used) provided by financing activities	(37,837)	(17,017)	31,925	(113)	-	(23,042)

Effect of foreign exchange rate changes on cash and cash equivalents	-	18	-	-	-	18
Change in cash and cash equivalents	-	(505)	(1)	414	-	(92)
Cash and cash equivalents at beginning of period	-	9,161	1	801	-	9,963
Cash and cash equivalents at end of period	$-	$8,656	$-	$1,215	$-	$9,871

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 4, 2009
(unaudited)
(dollars in thousands)

	Parent		Subsidiary		Non-Guarantor
	Guarantor	Issuer	Guarantors		Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$39,850	$49,228	$1,777		$967	$(51,972)	$39,850
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	-	42,055	4,378		4	-	46,437
Other	-	(37,430)	-		(1,254)	-	(38,684)
Change in assets and liabilities, net	28,904	(90,657)	4,479		1,566	51,972	(3,736)
Net cash provided (used) by operating activities	68,754	(36,804)	10,634		1,283	-	43,867
Cash flows from investing activities:
Proceeds from sale of equipment	-	27	-		-	-	27
Additions to property, plant and equipment	-	(15,164)	(887)		-	-	(16,051)

Net cash used by investing activities	-	(15,137)	(887)		-	-	(16,024)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(1,687)	-		-	-	(1,687)
Payments of senior subordinated secured notes payable	-	(1,687)	-		-	-	(1,687)
Debt acquisition costs	-	(8,282)	-		-	-	(8,282)
Payments relating to capital lease obligations	-	(548)	-		-	-	(548)
Proceeds from old revolving line of credit	-	185,341	-		-	-	185,341
Payments of old revolving line of credit	-	(175,450)	-		-	-	(175,450)
Proceeds from State of Ohio loan	-	3,000	-		-	-	3,000
Payments of State of Ohio loan	-	(677)	-		-	-	(677)
Payments of secured financing	-	(1,715)	-		-	-	(1,715)
Due to parent and affiliated companies, net	(58,243)	70,158	(9,563)		(2,352)	-	-
Proceeds from issuance of redeemable common stock	2,075	-	-	-	-	-	2,075
Payments to redeem common stock	(12,586)	-	-		-	-	(12,586)
Decrease in cash overdraft	-	(16,510)	-		-	-	(16,510)

Net cash (used) provided by financing activities	(68,754)	51,943	(9,563)		(2,352)	-	(28,726)

Effect of foreign exchange rate changes on cash and cash equivalents	-	242	-		-	-	242
Change in cash and cash equivalents	-	244	184		(1,069)	-	(641)
Cash and cash equivalents at beginning of period	-	2,111	65		2,004	-	4,180
Cash and cash equivalents at end of period	$-	$2,355	$249		$935	$-	$3,539

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

Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of PDC and Appleton for the quarter ended October 3, 2010. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes. Reference should also be made to the Annual Report on Form 10-K for the year ended January 2, 2010, the consolidated financial statements and related notes included therein.

On July 2, 2010, Appleton entered into a stock purchase agreement with NEX Performance Films Inc. (“Films”), an entity affiliated with Mason Wells Buyout Fund II, Limited Partnership, whereby Appleton agreed to sell all of the outstanding capital stock of American Plastics Company, Inc. (“APC”) and New England Extrusion Inc. (“NEX”) for a cash purchase price of $58 million. This transaction closed on July 22, 2010, with Appleton receiving $56 million at the time of closing and $2 million held in escrow, on behalf of Appleton, for the next 12 months to satisfy potential claims under the stock purchase agreement with Films. The cash proceeds of the sale were used to reduce debt. As a result of the sale, a $0.6 million net gain has been recorded in income from discontinued operations on the Condensed Consolidated Statement of Operations for the three and nine months ended October 3, 2010. APC was acquired in 2003 and is located in Rhinelander, Wisconsin. NEX had been acquired in 2005 and has manufacturing operations in Turners Falls, Massachusetts and Milton, Wisconsin.

During second quarter 2009, Appleton committed to a formal plan to sell C&H Packaging Company, Inc. (“C&H”). C&H, located in Merrill, Wisconsin, had been acquired in 2003. On December 18, 2009, Appleton completed the sale of C&H to The Interflex Group, Inc. receiving $16.9 million of cash and a receivable for $0.2 million relating to a working capital adjustment. This receivable was paid in full in February 2010. As a result of the sale, an $0.8 million gain was recorded.

Together, APC, NEX and C&H comprised Appleton’s former performance packaging business segment. Since APC, NEX and C&H engage in the manufacture, printing, converting, marketing and sale of high-quality single and multilayer polyethylene films for packaging applications, their operations did not align with Appleton’s strategic, long-term focus on its core competencies of specialty papers and microencapsulation. Despite the December 2009 sale of C&H, the Company had significant continuing involvement in C&H and therefore 2009 operating results were reported as continuing operations. With the July 2010 divestiture of APC and NEX, this continuing involvement ceased. Therefore, C&H’s operating results for the 2009 periods presented have been reclassified and are now reported as discontinued operations. The operating results, assets and liabilities of APC and NEX have also been reclassified and are reported as discontinued operations for all periods presented. The discussion below relates only to the operating results of continuing operations.

With the July 2010 divestiture of APC and NEX, the Company’s continuing involvement with C&H ceased prior to the issuance of Form 10-Q for the quarter ended July 4, 2010, and therefore, any financial results presented for C&H should have been classified as discontinued operations. This error was not deemed to be material and C&H’s financial results included in the Condensed Consolidated Statements of Operations within this Form 10-Q for the quarter ended October 3, 2010, and included in the results presented for the three and nine months ended October 4, 2009, are now included in discontinued operations.

    Manufacturing operations at the Company’s West Carrollton, Ohio paper mill were temporarily interrupted in July 2010 by the collapse of one of its coal silos. The incident caused no injuries. One boiler was extensively damaged as well as the supporting infrastructure for two other boilers. While most of the West Carrollton facility was undamaged, the collapse of the coal silo reduced the mill’s ability to produce the power and steam required to operate its manufacturing equipment. The thermal coater resumed production a few days later and the remainder of the mill resumed production in early August. The boiler that was extensively damaged is expected to be back online sometime during the first half of 2011. Appleton managed customer orders and shifted paper production to other company-owned manufacturing facilities in order to minimize any impact to its customers.

    Losses associated with property damage and business interruption are covered by insurance subject to a deductible of $1.0 million. Property damage, cost to repair and business interruption is estimated to be between $27 and $30 million in the aggregate, of which approximately $17 million has been incurred through third quarter 2010. Expenses associated with property damage and business interruption, totaling $14.2 million, has been reported in cost of sales within the Condensed Consolidated Statement of Operations for the three and nine months ended October 3, 2010. As per the terms of the insurance policy, the Company currently expects that recovery of this entire amount is probable and has recorded a $14.2 million recovery as a reduction to cost of sales for the three and nine months ended October 3, 2010.

    In addition, Appleton has recorded a $0.4 million loss on disposal of fixed assets associated with this property loss in its Condensed Consolidated Statement of Operations for the three and nine months ended October 3, 2010. Through the end of third quarter 2010, capital spending of approximately $2.8 million has been incurred for work associated with bringing the damaged boiler back online.  Of the $2.8 million, $1.0 million, net of the deductible, is recorded in the Condensed Consolidated Statement of Operations as a reduction to cost of sales from insurance recoveries as it is realizable.

    As of quarter ended October 3, 2010, Appleton has received an $8.0 million advance from the insurer and expects to be reimbursed for the remaining costs incurred and future cash outlays related to the incident. An insurance recovery receivable of $7.2 million is included in other current assets on the Condensed Consolidated Balance Sheet as of October 3, 2010.

    In March 2009, the Mexican government began imposing tariffs on 90 U.S. products sold into Mexico, including carbonless paper. The tariff on carbonless paper had been 10%. Beginning January 1, 2010, all U.S. sales of carbonless paper into Mexico were assessed a 5% tariff. In August 2010, carbonless paper was dropped from Mexico’s rotating list of 99 U.S. products upon which Mexico will assess tariffs.

    Appleton's business and results of operations are impacted by various factors, including raw materials pricing and availability. As discussed below, raw material prices continued to negatively impact the business. During the quarter, Appleton did realize benefit from various price increases it initiated during the first nine months of 2010. Appleton's business and financial results may continue to be adversely affected as it waits for raw material prices to stabilize.

Financial Highlights

Third quarter 2010 net sales totaled $214.9 million, compared to $195.7 million for third quarter 2009. This nearly 10% increase in net sales was due to an increase in shipment volumes coupled with the positive impact realized during the quarter of price increases initiated during the first three quarters of the year. In total, shipments of carbonless papers and thermal papers were approximately 4% higher, of which thermal papers contributed a 26% volume gain. Third quarter 2010 Encapsys net sales of $14.2 million were $3.6 million higher than third quarter 2009 net sales. Encapsys third quarter 2010 volumes were approximately 60% higher than third quarter 2009.

A loss from continuing operations of $4.7 million was recorded during third quarter 2010 compared to income from continuing operations of $30.4 million in third quarter 2009. Third quarter 2009 operating income included a $5.0 million alternative fuels tax credit as a reduction to cost of sales as well as $37.4 million of debt extinguishment income and $4.2 million of additional selling, general and administrative (“SG&A”) expense as a result of the September 2009 voluntary debt-for-debt exchange.

Comparison of Unaudited Results of Operations for the Quarters Ended October 3, 2010 and October 4, 2009

	For the Quarter Ended
	October 3,	October 4,	Increase
	2010	2009	(Decrease)
	(dollars in millions)

Net sales	$214.9	$195.7	9.8%
Cost of sales	169.6	153.8	10.3%

Gross profit	45.3	41.9	8.1%

Selling, general and administrative expenses	34.6	35.1	-1.4%

Operating income	10.7	6.8	57.4%

Interest expense, net	16.3	14.0	16.4%
Debt extinguishment income, net	-	(37.4)	-100.0%
Other non-operating income, net	(1.0)	(0.4)	150.0%

(Loss) income from continuing operations before income taxes	(4.6)	30.6	nm
Provision for income taxes	0.1	0.2	-50.0%

(Loss) income from continuing operations	(4.7)	30.4	nm
Income from discontinued operations, net of income taxes	0.8	1.0	-20.0%
Net (loss) income	$(3.9)	$31.4	nm
Comparison as a percentage of net sales
Cost of sales	78.9%	78.6%	0.3%
Gross margin	21.1%	21.4%	-0.3%
Selling, general and administrative expenses	16.1%	17.9%	-1.8%
Operating margin	5.0%	3.5%	1.5%
(Loss) income from continuing operations before income taxes	-2.1%	15.6%	-17.7%
(Loss) income from continuing operations	-2.2%	15.5%	-17.7%
Income from discontinue operations, net of income taxes	0.4%	0.5%	-0.1%
Net (loss) income	-1.8%	16.0%	-17.8%

Net sales for third quarter 2010 were $214.9 million, an increase of $19.2 million, or 9.8%, compared to the prior year period. This increase was largely due to higher shipment volumes and the positive impact of price increases initiated during the first three quarters of the year.

            Third quarter 2010 operating income of $10.7 million increased $3.9 million, or 57.4%, from third quarter 2009 operating income of $6.8 million. Appleton’s paper business was positively impacted by favorable price and mix of $6.2 million as well as reduced manufacturing costs totaling $5.3 million. This was partially offset by higher costs of raw materials and utilities of $8.6 million. Third quarter 2009 operating income also included a $5.0 million alternative fuels tax credit as a reduction to cost of sales. This tax credit expired at the end of 2009. As mentioned earlier, excluding the favorable impact of the alternative fuels tax credit on third quarter 2009 gross profit, third quarter 2010 gross profit is higher by $8.4 million. Third quarter 2010 SG&A spending was $0.5 million lower than the same period last year. Third quarter 2010 SG&A expense included higher outsourcing, professional and consulting fees of $1.3 million, higher distribution costs of $0.7 million, a $0.5 million increase in pension expense, a $0.4 million additional loss on fixed asset disposals as a result of the coal silo collapse at the West Carrollton, Ohio paper mill and a $0.8 million increase in all other spending because of the proactive limitations enforced on discretionary spending during 2009. Third quarter 2009 included $4.2 million of additional SG&A expense as a result of the September 2009 voluntary debt-for-debt exchange. Growth of the Encapsys business contributed a quarter-on-quarter $2.2 million increase to operating income.

Third quarter 2010 loss from continuing operations of $4.7 million compares to income from continuing operations of $30.4 million recorded in third quarter 2009. In addition to the items noted above, third quarter 2009 included $37.4 million of debt extinguishment income also as a result of the September 2009 voluntary debt-for-debt exchange. Third quarter 2010 net interest expense was $2.3 million higher than the prior year quarter due to higher interest rates resulting from the debt refinancings and the debt exchange that occurred since first quarter 2009. As a result of these debt transactions, Appleton was able to decrease its debt, extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility.

Comparison of Unaudited Results of Operations for the Nine Months Ended October 3, 2010 and October 4, 2009

	For the Nine Months Ended
	October 3,	October 4,	Increase
	2010	2009	(Decrease)
	(dollars in millions)

Net sales	$645.7	$573.8	12.5%
Cost of sales	523.9	447.5	17.1%

Gross profit	121.8	126.3	-3.6%

Selling, general and administrative expenses	104.8	95.2	10.1%
Environmental expense insurance recovery	(8.2)	-	nm

Operating income	25.2	31.1	-19.0%

Interest expense, net	49.9	38.1	31.0%
Debt extinguishment expense (income), net	5.5	(42.7)	nm
Other non-operating expense (income), net	0.3	(1.8)	nm

(Loss) income from continuing operations before income taxes	(30.5)	37.5	nm
Provision for income taxes	0.1	0.1	-

(Loss) income from continuing operations	(30.6)	37.4	nm
Income from discontinued operations, net of income taxes	3.6	2.5	44.0%
Net (loss) income	$(27.0)	$39.9	nm
Comparison as a percentage of net sales
Cost of sales	81.1%	78.0%	3.1%
Gross margin	18.9%	22.0%	-3.1%
Selling, general and administrative expenses	16.2%	16.6%	-0.4%
Operating margin	3.9%	5.4%	-1.5%
(Loss) income from continuing operations before income taxes	-4.7%	6.5%	-11.2%
(Loss) income from continuing operations	-4.7%	6.5%	-11.2%
Income from discontinue operations, net of income taxes	0.5%	0.4%	0.1%
Net (loss) income	-4.2%	6.9%	-11.1%

Net sales for the first nine months of 2010 were $645.7 million, an increase of $71.9 million, or 12.5%, compared to the prior year period. This increase was largely due to higher shipment volumes, though during the current quarter of 2010, the Company began to realize the positive impact of 2010 price increases.

Operating income in the first nine months of 2010 decreased $5.9 million, or 19.0%, to $25.2 million. Appleton’s paper business was negatively impacted by unfavorable price and mix, primarily during the first half of the year, of $23.1 million as well as higher costs of raw materials and utilities of $19.2 million. These were partially offset by $29.5 million of reduced manufacturing costs and a $7.6 million positive impact of higher shipment volumes. During the first nine months of 2009, the Company recorded a $13.0 million alternative fuels tax credit as a reduction to cost of sales. This tax credit expired at the end of 2009. After eliminating the $13.0 million tax credit from 2009 year-to-date gross profit, 2010 year-to-date gross profit is higher by $8.5 million. Year-to-date 2010 SG&A expenses were $9.6 million higher than the same period of 2009 though, as mentioned above, third quarter 2009 costs included $4.2 million of additional SG&A expense as a result of the September 2009 voluntary debt-for-debt exchange. The increase in 2010 year-to-date spending was largely due to higher distribution costs of $6.2 million caused by increased shipment volumes. Spending related to professional fees, including outsourcing and consulting fees, was $2.7 million higher. Incentive compensation was also higher by $1.7 million. Salaries expense was $1.2 million higher as the result of severance costs associated with outsourcing 28 finance and IT positions and the first nine months of 2009 realizing the benefit of salaried furloughs. Year-to-date 2010 pension expense increased by $0.6 million, as did current year group health expense and promotional costs. All other 2010 SG&A expenses were up by $0.2 million. This increase in SG&A expense was offset by an $8.2 million environmental expense insurance recovery recorded during first quarter 2010.

A loss from continuing operations of $30.6 million was recorded for the first nine months of 2010. This compares to income from continuing operations of $37.4 million for the same period last year. In addition to the items noted above, net interest expense was higher by $11.8 million due to higher interest rates resulting from the debt refinancings and the debt exchange that occurred since first quarter 2009. During 2010, $5.5 million of debt extinguishment expenses were recorded as a result of the February 2010 voluntary refinancing. This compares to $42.7 million of debt extinguishment income recorded during the same period of 2009.

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

Third quarter 2010 net sales within the Company’s paper business were $206.1 million or $15.1 million higher than third quarter 2009 net sales. Year-to-date 2010 paper business net sales were $626.1 million or $63.7 million higher than the same period last year. Third quarter 2010 operating income of $9.6 million was $2.6 million lower than third quarter 2009 operating income. Year-to-date 2010 operating income of $17.9 million was $20.3 million lower than the same period last year. The year-on-year operating income variances were the result of the following (dollars in millions):

	For the Three	For the Nine
	Months Ended	Months Ended
	October 3, 2010 v.	October 3, 2010 v.
	the Three Months	the Nine Months
	Ended October 4, 2009	Ended October 4, 2009
Favorable (unfavorable) price and mix	$6.2	$(23.1)
Net inflation of raw material and utilities pricing	(8.6)	(19.2)
Alternative fuels tax credit	(5.0)	(13.0)
Higher distribution costs	(0.4)	(2.0)
Reduced manufacturing costs	2.1	14.6
Reduction in mill curtailments to match customer demand	1.4	7.7
Gross profit impact of shifts in shipment volumes	(1.7)	7.6
Reduced start-up costs related to the thermal coater at the West Carrollton, Ohio paper mill	1.8	7.2
Other	1.6	(0.1)
	$(2.6)	$(20.3)

           A segment analysis follows.

Carbonless Papers

•
Third quarter 2010 carbonless papers net sales totaled $117.1 million, a decrease of $2.9 million, or 2.4%, from prior year levels. Third quarter 2010 carbonless shipment volumes were approximately 6% lower than third quarter 2009. Volumes declined largely due to a disruption in supply as a result of the temporary interruption of paper mill operations at the West Carrollton, Ohio mill because of the collapse of the coal silo in early July. Because of diminished capacity, domestic sales were emphasized over international. The negative impact of lower shipment volumes was partially offset by the benefit realized from various price increases initiated since the beginning of 2010 in response to escalating raw material costs. During the first nine months of 2010, carbonless net sales totaled $369.7 million, an increase of $13.9 million, or 3.9%, from prior year levels. Current year carbonless shipment volumes were approximately 7% higher than year-to-date 2009 volumes primarily due to strong international demand as well as the launch of the Company’s new Superior carbonless sheet product.

•
Third quarter 2010 carbonless papers operating income of $9.1 million decreased $5.0 million compared to third quarter 2009. During the first nine months of 2010, operating income of $21.8 million decreased $24.2 million compared to the same 2009 period. The operating income for the three and nine months ended October 4, 2009, included a $5.0 million and $13.0 million, respectively, alternative fuels tax credit recorded as a reduction to cost of sales. This tax credit expired at the end of 2009. Despite higher year-to-date shipment volumes, mix was unfavorably impacted by strong international demand, because profit margins are lower on international sales, and low sheet mix. Higher raw material costs also drove down operating results and distribution costs were higher due to increased fuel costs and international shipments.

 Thermal Papers

•
Third quarter 2010 thermal papers net sales totaled $89.1 million, an increase of $17.9 million, or 25.2%, over the same prior year period. The segment benefited from increased shipment volumes of approximately 26%. Demand continues to be strong for light weight non-top coat (“LWNTC”) product offerings. During the first nine months of 2010, thermal paper net sales totaled $256.4 million, an increase of $49.8 million, or 24.1%, when compared to the same period last year.

•
The thermal papers segment recorded operating income of $0.5 million for third quarter 2010. This compared to a third quarter 2009 operating loss of $1.9 million. The operating loss recorded during the first nine months of 2010 was $3.8 million less than the operating loss recorded for the first nine months of 2009. Increased net sales and the elimination of the new thermal coater start-up costs, incurred during 2009, contributed favorably to 2010 operating results. During much of 2010, competitive pricing continued to narrow LWNTC gross margins though, during third quarter 2010, LWNTC pricing began to rebound slightly due to the initiation of multiple price increases. Higher raw material costs were also unfavorably impacting 2010 margins.

Encapsys

•
Encapsys third quarter 2010 net sales of $14.2 million were $3.6 million, or 33.7%, higher than third quarter 2009. Third quarter 2010 volumes were approximately 60% higher than the prior year quarter. During the first nine months of 2010, Encapsys net sales totaled $37.5 million which was $8.2 million, or 28.0%, higher than the same period of 2009.

•
As a result of higher shipment volumes and a reduction in SG&A expense, Encapsys third quarter 2010 operating income was $3.0 million compared to $0.7 million of operating income for the same quarter of 2009. Year-to-date 2010 operating income was $6.1 million compared to $1.9 million for the first nine months of 2009.

Unallocated Corporate Charges

•
Unallocated corporate charges decreased $3.6 million in third quarter 2010 compared to third quarter 2009. Year-to-date 2010 expense was $10.3 million lower than that of 2009 due to the recording of the $8.2 million Fox River insurance recovery during first quarter 2010. Also, third quarter 2009 charges included $4.2 million of additional expense as a result of the September 2009 voluntary debt-for-debt exchange.

Liquidity and Capital Resources

Overview. Appleton’s primary sources of liquidity and capital resources are cash provided by operations and available borrowings under its revolving credit facility. Appleton generally expects that cash on hand, internally-generated cash flow and available credit from its revolving credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At October 3, 2010, Appleton had $9.9 million of cash and all outstanding borrowings against the revolving credit facility had been repaid. After considering the $16.9 million of letters of credit supported by the facility, Appleton's liquidity at the end of third quarter 2010 was approximately $93 million.

Cash Flows from Operating Activities. Net cash of $22.7 million was used by operating activities during the first nine months of 2010. This was a $66.5 million decrease in operating cash when compared to net cash provided by operating activities during the first nine months of 2009. The net loss of $27.0 million, adjusted for non-cash charges, provided $12.6 million in operating cash for the period. Non-cash charges included $39.1 million of depreciation and amortization, $5.4 million of debt extinguishment expense associated with the February 2010 refinancing, $2.4 million of non-cash employer matching contributions to the KSOP, $0.3 million of foreign exchange loss and $3.8 million of other non-cash charges. These non-cash charges were decreased by the $8.2 million Fox River insurance recovery, the proceeds of which are expected to be received during 2011 and 2012, a $2.6 million gain on the sale of Films and a $0.6 million net gain from involuntary conversion of equipment. Uses of cash included a $20.0 million change in working capital, $9.5 million change in pension which included a $15.0 million pension payment for the 2009 plan year and a net $5.8 million of other uses.

    A major component of the $20.0 million increase in working capital was a $19.8 million increase in accounts receivable. This increase was the result of third quarter 2010 net sales being approximately 14% higher than fourth quarter 2009 net sales and increased international sales which carry longer payment terms. Other components of the increase in working capital were a $5.6 million increase in other current assets and a $2.5 million increase in inventories offset by an $7.9 million increase in accounts payable and other accrued liabilities. The increase in other current assets was largely the result of a $7.2 million insurance recovery recorded for the West Carrollton silo collapse.

Cash Flows from Investing Activities. As a result of the $56.0 million of cash proceeds from the July 2010 sale of American Plastics Company, Inc. and New England Extrusion Inc., cash provided by investing activities was $45.6 million for the first nine months of 2010. This compared to $16.0 million of cash used for investing activities during the same period of 2009. Included in both amounts is additions to property, plant and equipment of $11.5 million in 2010 and $16.1 million in 2009. Current year cash flows from investing also included $1.0 million of insurance recovery, related to fixed assets, as a result of the West Carrollton coal silo collapse.

Cash Flows from Financing Activities. Net cash used by financing activities was $23.0 million for 2010 compared to $28.7 million of cash used during the prior year. During the first nine months of 2010, Appleton made mandatory debt repayments of $3.0 million, plus interest, on its secured term note payable, as amended, and State of Ohio loans. As discussed below, in February 2010, Appleton completed a voluntary refinancing of its debt which included a new five-year, asset-backed $100 million revolving credit facility. As of October 3, 2010, all outstanding borrowings against the revolving credit facility have been repaid. Prior to the refinancing, Appleton had borrowed an additional $8.9 million, net, from the old revolving credit facility, which, as discussed below, was repaid in full.

Year-to-date 2010 proceeds from the issuance of PDC redeemable common stock totaled $1.9 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during 2010. Current year payments to redeem PDC common stock were $7.7 million. The net cash decrease realized from these proceeds and redemptions was $4.7 million less than in the comparable period of 2009.

Cash overdrafts decreased $2.5 million during the first three quarters of 2010. Cash overdrafts represent short-term obligations, in excess of deposits on hand, that have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks. Other net payments made during this period totaled $0.6 million.

On November 1, 2010, Appleton voluntarily repaid the $17.5 million balance of the secured term note payable due December 2013, as amended. A payment of $18.9 million represented full and complete payment of all unpaid principal, accrued and unpaid interest and a prepayment fee. These funds were sourced from a combination of cash from operations and borrowing on the revolving credit facility. Upon payment, the note was terminated and Appleton was released from all obligations under the note. Debt extinguishment expense of approximately $1.5 million will be recorded during fourth quarter 2010 as a result of the termination of this note. Appleton entered into this five-year, $22 million secured term note payable in November 2008. In February 2010, Appleton and the noteholder of this debt, further amended the terms of this note to eliminate a financial covenant and adjust the levels of the remaining financial covenants.

On February 8, 2010, Appleton completed a voluntary refinancing of its debt to extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility. The refinancing included the sale of $305.0 million of 10.5% senior secured first lien notes due June 2015 and a new five-year, asset-backed $100 million revolving credit facility. Proceeds from the sale of the senior secured notes, less expenses and discounts, were $292.2 million. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. It also contains an uncommitted accordion feature that allows the Company to increase the size of the revolving credit facility by up to $25 million if the Company can obtain commitments for the incremental amount. Borrowings under the new revolving credit facility will be limited to the sum of (a) 85% of the net amount of eligible accounts receivable and (b) the lesser of (i) 70% of the net amount of eligible raw materials and finished goods inventory or (ii) 85% of the net orderly liquidation value of such inventory. The Company’s borrowings under the revolving credit facility will initially bear interest at the Company’s option at either base rate plus 3.00% or LIBOR plus 4.00% per annum. Thereafter, the interest rate may be reduced (and subsequently may be increased up to the foregoing levels or reduced from time to time) based on measures of Appleton’s average monthly unused availability as defined in the revolving credit facility. Initial borrowing totaled $20.6 million. A majority of the proceeds from this refinancing transaction were used to repay, and thus terminate, the senior secured credit facilities which included senior secured variable rate notes payable of $211.2 million, plus interest, and the revolving credit facility of $97.1 million, plus interest. Remaining proceeds were used to pay related transaction fees and expenses totaling $10.7 million. For further information, see Note 16 of Notes to Condensed Consolidated Financial Statements.

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

As of October 3, 2010, Appleton was in compliance with its various amended covenants and is forecasted to remain compliant for the next 12 months. Appleton’s ability to comply with the financial covenants in the future depends on further debt reduction and achieving forecasted operating results. Appleton’s failure to comply with such covenants, or an assessment that it is likely to fail to comply with such covenants, could also lead Appleton to seek amendments to or waivers of the financial covenants. Appleton cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

Health Care Reform Legislation

In March 2010, the President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (together, the "Acts"). The Acts contain provisions which could impact the Company's accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. Elements of the Acts, the impact of which are currently not determinable, include reduced subsidies for Medicare Advantage programs, the elimination of lifetime or annual coverage limits on participant medical coverage and an excise tax, beginning in 2018, on excess benefits provided under certain plans. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. Based on the analysis to date of the provisions in the Acts, the impact of which are reasonably determinable, a re-measurement of the Company's retiree plan liabilities is not required at this time. In addition, the Company may consider plan amendments in future periods that may have accounting implications.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” requiring new disclosures of significant transfers in and out of Levels 1 and 2 fair value measurements, the reasons for the transfers, and separate reporting of purchases, sales, issuances and settlements in the roll forward of Level 3 fair value measurement activity. The new ASU also clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and disclosures should also be provided about valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements. The disclosures are required for either Level 2 or Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 (including interim periods within those fiscal years). During first quarter 2010, the Company adopted the portion of ASU No. 2010-06 relating to Level 2 fair value measurements and is currently evaluating the impact, if any, of the Level 3 disclosures on its financial statements. The disclosures required by adoption are included in Note 15 of Notes to Condensed Consolidated Financial Statements.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seek” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address Appleton’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that Appleton expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended January 2, 2010, as well as in the Quarterly Report on Form 10-Q for the current quarter ended October 3, 2010, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond Appleton’s ability to control or predict. Given these uncertainties, do not place undue reliance on the forward-looking statements. Appleton disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

APPLETON PAPERS INC. (Registrant)

Date: November 8, 2010	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: November 8, 2010	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)