Form 10-K
period 2011-02-08
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2011-03-11
CIK 1144326, 1166365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 1, 2011
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

Indicate by check mark whether either of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of March 1, 2011, 9,713,197 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of March 1, 2011, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

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

Overview

Appleton is a leading manufacturer of specialty, high value-added coated paper products, including carbonless, thermal and security papers. Appleton creates product solutions for customers and end users through its development and use of coating formulations and applications as well as microencapsulation and security technologies. Under U.S. generally accepted accounting principles (“GAAP”), Appleton has three reportable segments: carbonless papers, thermal papers and Encapsys®. The performance of these three segments is described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

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

During second quarter 2009, Appleton committed to a formal plan to sell C&H Packaging Company, Inc. (“C&H”). C&H, located in Merrill, Wisconsin, was acquired in 2003. On December 18, 2009, Appleton completed the sale of C&H to The Interflex Group, Inc.

Together, APC, NEX and C&H comprised Appleton’s former performance packaging business segment. Since APC, NEX and C&H engage in the manufacture, printing, converting, marketing and sale of high-quality single and multilayer polyethylene films for packaging applications, their operations did not align with Appleton’s strategic, long-term focus on its core competencies in specialty papers and microencapsulation. Despite the December 2009 sale of C&H, the Company had significant continuing involvement in C&H and therefore historical operating results were reported as continuing operations. With the July 2010 divestiture of APC and NEX, this continuing involvement ceased. Therefore, C&H’s operating results for the 2008 and 2009 annual periods presented have been reclassified and are now reported as discontinued operations. The operating results, assets and liabilities of APC and NEX have also been reclassified and are reported as discontinued operations.

Late in 2007, Appleton committed to a formal plan to sell Bemrose Group Limited (“Bemrose”), its secure and specialized print services business based in Derby, England. At the time of its acquisition in December 2003, Bemrose was expected to provide Appleton with a new product entry in the U.K. security print market, with opportunities to expand into the U.S. market. After conducting a strategic review in the fourth quarter of 2007, Appleton decided to focus its attention and expand its leadership positions in its core businesses. On August 1, 2008, Appleton completed the sale of Bemrose. The operating results of Bemrose for the year ended January 3, 2009, have been reclassified and are reported as discontinued operations.

Carbonless Papers

The carbonless papers segment, which includes carbonless and security paper products, is the largest component of Appleton’s paper business. Appleton produces and sells the Appleton and NCR PAPER* brands of carbonless paper. Appleton believes it is the world’s largest producer of carbonless paper. Carbonless paper is used to make multipart business forms such as invoices and purchase orders. Appleton produces coated products for point-of-sale displays and other design and print applications and offers custom coating solutions. Appleton also produces security papers with features that resist forgery, tampering and counterfeiting. Appleton’s portfolio of products incorporates security technologies, including watermarks, taggants, reactive chemicals, embedded threads and fibers and machine-readable technologies, to serve global markets. Appleton focuses on financial and identity documents for business and government such as checks, visas, automobile titles and birth certificates.

* NCR PAPER is a registered trademark licensed to Appleton.

Thermal Papers

The thermal papers segment focuses on the development of substrates for transaction and item identification markets. Appleton believes it is the largest manufacturer of direct thermal papers in North America. Thermal paper is used in four principal market segments: (1) point-of-sale products for retail receipts and coupons; (2) label products for shipping, warehousing, medical and clean-room applications; (3) tags and tickets for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart paper for engineering, industrial and medical diagnostic charts.

Encapsys

The Encapsys segment discovers, develops and manufactures microencapsulation solutions for external partner companies and for Appleton’s carbonless papers segment. Microencapsulation is the process of putting a microscopic wall around a core substance. Appleton helped NCR Corporation (“NCR”) produce the first commercial application for microencapsulation in 1954 with the introduction of carbonless paper. Since then, Appleton researchers have developed the art and science of microencapsulation and are working with partners and potential partners in industries as diverse as agriculture, paints and coatings, food, pharmaceuticals, paper, textiles, personal and household care, adhesives, and oil and gas. The Encapsys segment leverages Appleton’s extensive technical knowledge and experience with microencapsulation and uses an open innovation process with partner companies to develop successful technical solutions for those companies.

Company Background

PDC was incorporated in Wisconsin on December 28, 2000. Appleton was incorporated in Delaware in July 1965 and is the primary operating subsidiary of PDC.

Company History

Appleton Coated Paper Company, or ACPC, began operations in 1907 in Appleton, Wisconsin. In 1953, ACPC began working with NCR on the development and production of carbonless paper. In 1954, NCR began marketing its NCR PAPER* brand of carbonless paper, which ACPC manufactured.

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

Late in 2007, Appleton committed to a formal plan to sell Bemrose, its secure and specialized print services business based in Derby, England. At the time of its acquisition in December 2003, Bemrose was expected to provide Appleton with a new product entry in the U.K. security print market, with opportunities to expand into the U.S. market. After conducting a strategic review in the fourth quarter of 2007, Appleton decided to focus its attention and expand its leadership positions in its core businesses. On August 1, 2008, Appleton completed the sale of Bemrose. The operating results of Bemrose for the year ended January 3, 2009, have been reclassified and are reported as discontinued operations.

During second quarter 2009, Appleton committed to a formal plan to sell C&H, located in Merrill, Wisconsin. On December 18, 2009, Appleton completed the sale of C&H to The Interflex Group, Inc. During second quarter 2010, Appleton committed to a formal plan to sell APC and NEX. On July 22, 2010, Appleton completed the sale of APC and NEX to Mason Wells Buyout Fund II, Limited Partnership. Since C&H, APC and NEX engage in the manufacture, printing, converting, marketing and sale of high-quality single and multilayer polyethylene films for packaging applications, their operations did not align with Appleton’s strategic, long-term focus on its core competencies in specialty papers and microencapsulation. Despite the December 2009 sale of C&H, the Company had significant continuing involvement in C&H and therefore historical operating results were reported as continuing operations. With the July 2010 divestiture of APC and NEX, this continuing involvement ceased. Therefore, C&H’s operating results for the 2008 and 2009 annual periods presented have been reclassified and are now reported as discontinued operations. The operating results, assets and liabilities of APC and NEX have also been reclassified and are reported as discontinued.

For financial information regarding Appleton’s business segments, refer to Note 24 of Notes to Consolidated Financial Statements contained below in “Item 8. Financial Statements and Supplementary Data.”

Carbonless Papers

The carbonless papers segment produces carbonless paper and security paper and accounted for approximately 56% of total company net sales in 2010. Appleton sells carbonless roll and sheet products under the Appleton and NCR PAPER* brands. Appleton believes it has the broadest carbonless product line in the industry and offers its customers a single source solution for their carbonless paper needs.

Carbonless products are sold directly to converters, business forms printers and merchant distributors who stock and sell carbonless paper to printers.

Carbonless paper is used to make multipart business forms such as invoices and purchase orders. Carbonless paper is used in a variety of end markets, including government, retail, financial, insurance and manufacturing, with no one end market dominating demand. Demand for carbonless products in many of these markets is tied to economic growth, which impacts the number of transactions completed in a given year. Historically, sales of carbonless products have not been significantly impacted by seasonality.

Since 1994, the North American carbonless market has been in decline as a result of greater use of competing technologies such as digital laser, inkjet and thermal printers, and electronic communications that do not use impact printing to create images. Appleton believes that the North American carbonless paper market declined by approximately 8% to 10% annually from 2005 through 2010, except during the recession period when the decline is estimated at a 16% annual rate. The decline is expected to continue at historical rates over the next several years and eventually to stabilize. Appleton believes the worldwide carbonless market is also in decline, with demand declining at approximately 4% to 5% per year.

In addition to Appleton, other significant carbonless paper producers include P.H. Glatfelter Company, Mitsubishi Paper Mills Company Ltd., Idem Papers, Asia Pulp and Paper Co. Ltd., Koehler AG, Nippon Industries Co. Ltd., Oji Paper Co. Ltd., M-real Zanders GmbH and Nekoosa Coated Products, LLC. In the carbonless market, Appleton competes primarily on the basis of product quality, service, breadth of product offering and price.

Appleton produces security papers with features that resist forgery, tampering and counterfeiting. Appleton’s portfolio of products incorporates security technologies, including watermarks, taggants, reactive chemicals, embedded threads and fibers and machine-readable technologies, to serve global markets. Appleton focuses on financial and identity documents for business and government such as checks, visas, automobile titles and birth certificates. Sales of Appleton’s security products have not been significantly impacted by seasonality.

Security paper competitors include P.H. Glatfelter Company, Cascades Resources, Papierfabrik Louisenthal GmbH, ArjoWiggins SAS and De La Rue International. Appleton competes primarily on the basis of product quality, service, breadth of product offering and price.

Thermal Papers

The thermal papers segment focuses on the development of substrates for the transaction and item identification markets and accounted for approximately 40% of total company net sales in 2010. Thermal paper is used in four principal market segments: (1) point-of-sale products for retail receipts and coupons; (2) label products for shipping, warehousing, medical and clean-room applications; (3) tags and tickets for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart paper for engineering, industrial and medical diagnostic charts. The point-of-sale and label market segments, combined, accounted for the majority of thermal paper volume of the North American thermal market in 2010.

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

The thermal papers market is growing with new applications being developed to use thermal technology. Based on its assessment of the period 2005 through 2010, Appleton believes North American thermal markets expanded at a 4% compound average growth rate, with annual rates ranging from a decline of 2% to increases of 9%. Appleton believes demand for thermal paper will continue to grow in North America and around the world. In 2008, Appleton completed an investment of approximately $125 million to expand its mill in West Carrollton, Ohio, in anticipation of that demand. The expansion project included installation of a state-of-the-art coater to produce thermal paper and enhancements to one of the mill’s paper machines. Sales of thermal papers have not been significantly impacted by seasonality. In addition to Appleton, other significant thermal paper producers include Koehler AG, Kanzaki Specialty Papers, Ricoh Company, Ltd. and Mitsubishi Paper Mills Company Ltd. Appleton competes primarily on the basis of product quality, service, breadth of product offering and price.

Encapsys

The Encapsys segment applies Appleton’s extensive knowledge of the microencapsulation process to develop and deliver custom microencapsulation solutions for its partners. Appleton uses an open innovation process that typically includes mutually beneficial development agreements with partner companies that protect existing and potential intellectual property. Encapsys is working with partners and potential partners in industries as diverse as agriculture, paints and coatings, food, pharmaceuticals, paper, textiles, personal and household care, adhesives, and oil and gas. During 2010, Encapsys accounted for approximately 6% of total company net sales.

Microencapsulation competitors include Southwest Research Institute, Ronald T. Dodge Company, Aveka, Inc., GAT Microencapsulation AG, Microtek Laboratories, Inc., Lipo Technologies, Inc., Balchem Corporation, Reed Pacific and others. Large chemical producers such as BASF, Firmenich, Henkel AG & Co., 3M, Dow Chemical Company and Monsanto may also be competitors in some market situations.

Geographical Financial Information

Revenues from sales in the U.S. were $579.5 million in 2010, $546.0 million in 2009, and $592.4 million in 2008. Revenues from sales to customers in foreign countries were $270.4 million in 2010, $215.8 million in 2009, and $262.5 million in 2008. Substantially all long-lived assets were located in the U.S. as of January 1, 2011, January 2, 2010, and January 3, 2009.

Research and Development

Research and development plays an important role in Appleton’s leadership position. Ongoing investment in research and development has enabled Appleton to develop core competencies in the microencapsulation process, specialty coating chemistry, coating application systems and security technologies. Research and development efforts are focused on cost reduction, product line extensions, new product development and technology transfer and development. Research and development costs related to the development of new products and significant improvements to existing products were $12.5 million in 2010, $12.0 million in 2009 and $14.2 million in 2008.

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

Appleton uses 10 distribution centers to store and distribute products to customers. Distribution centers are located in Appleton, Wisconsin; Camp Hill, Pennsylvania; Monroe, Ohio; Kansas City, Kansas; Ontario, California; McDonough, Georgia; and Peterborough, Ontario, Canada. Third-party logistics services are contracted through distribution facilities at Portland, Oregon, Birmingham, England, and Utrecht, Netherlands.

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

The five largest customers in the carbonless papers segment accounted for approximately 32% of carbonless papers net sales in 2010 and 37% of carbonless papers net sales in 2009 and 2008. The five largest customers in the thermal papers segment accounted for approximately 43% of thermal papers net sales in 2010, 41% of thermal papers net sales in 2009 and 36% of thermal papers net sales in 2008. The largest external customer in the Encapsys segment accounted for approximately 52% of Encapsys net sales (which include internal sales to Appleton's carbonless papers segment) in 2010, 28% in 2009 and 15% in 2008. Sales to the Company’s largest customer accounted for approximately 8% of 2010 total company net sales and 9% of 2008 and 2009 total company net sales.

Working Capital Practices

Appleton maintains finished goods inventories sufficient to provide a high level of available stock items and next day delivery to a majority of carbonless papers and thermal papers customers. Raw material inventories are maintained at levels consistent with demand for both stock and custom orders. Custom order lead times are typically less than 30 days. Accounts receivable management practices, including terms of sale, are designed to accommodate the competitive differences of each business segment and market channel.

 During fourth quarter 2010, Appleton changed its method of inventory accounting, for raw materials, work in process and finished goods inventories, from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. This was deemed a preferable method as the key users of the financial statements, including lenders, creditors and rating agencies, analyze results and require compliance with debt covenants using the FIFO method of accounting. Further, this will conform all of Appleton's inventories to the FIFO method of accounting and promote greater comparability with international competitors as Appleton expands its global sales. All prior periods presented have been retrospectively adjusted to reflect the period-specific effects of applying the new accounting principle.

Order Backlogs

In the carbonless papers business, customers generally order from stock grades and most orders are delivered the next day. Thermal papers customers also order primarily stock grades. As of year-end 2010, the total of carbonless papers and thermal papers products ordered but not shipped was approximately 4% of annual sales volume. At 2009 year-end and 2008 year-end, products ordered but not shipped totaled approximately 5% and 4%, respectively, of total annual shipments of carbonless papers and thermal papers.

In the Encapsys business, customers generally place orders as needed and product is manufactured after orders are placed. Encapsys tends to carry very little finished goods inventory and no product backlogs.

Manufacturing

The Appleton plant, located in Appleton, Wisconsin, produces carbonless and thermal papers. The Roaring Spring, Pennsylvania mill is a nearly fully integrated pulp and paper mill with three paper machines and produces carbonless and security products. The West Carrollton, Ohio mill produces carbonless and thermal base stock and finished carbonless and thermal paper products. The mill includes extensive recycling capabilities featuring wastepaper processing and de-inking operations. In 2007, an expansion program of approximately $125 million commenced at the mill, including installation of a state-of-the-art coater to produce thermal papers and enhancements to one of the mill’s paper machines. The project was completed in third quarter 2008.

The Encapsys business operates a state-of-the art manufacturing plant in Portage, Wisconsin. This facility produces thousands of metric tons of microencapsulated material annually. Microcapsules are used in the manufacture of carbonless papers at the Appleton, Roaring Spring and West Carrollton facilities. Appleton also supplies microcapsules for other commercial applications. Encapsys research and development laboratories, marketing and administrative staff are located in Appleton.

Raw Materials

Raw materials purchases primarily consist of base stock, chemicals, pulp and wastepaper. In 2010, those materials made up approximately 57% of the annual cost of goods sold. The largest raw material component, chemicals, comprised 24% of cost of goods sold in 2010. The next largest raw material component is base stock—rolls of uncoated paper used in the production of coated paper products. Base stock is acquired from multiple sources pursuant to purchase agreements which establish pricing and volume targets. These agreements mitigate exposure to significant pricing cycles common for pulp and commodity paper products. Total base stock purchases in 2010 amounted to 18% of cost of goods sold.

Appleton is party to a significant base stock supply agreement which was signed in June 2010 and expires on December 31, 2012. Purchases under this agreement were approximately 42% of total 2010 base stock purchases. The Company plans to continue purchasing base stock during 2011 in accordance with this agreement.

Approximately 16% of cost of goods sold in 2010 was for pulp, wood and wastepaper used in the Roaring Spring and West Carrollton paper mills. While pulp and wastepaper prices are subject to swings in the supply and demand cycle for pulp and commodity papers, Appleton seeks to reduce the impact of those swings by negotiating price and volume agreements for pulp and by purchasing wastepaper through a national broker.

Appleton uses many specialty raw materials which are designed and manufactured to work best with its products and manufacturing processes. Appleton makes purchasing decisions based upon quality, service, value and long-term strategic importance. There are long-term agreements with key suppliers designed to ensure stable and consistent supply, to promote joint development and engineering of new raw materials and products, to enhance total value to customers and to protect mutual strategic interests.

Employees

As of March 1, 2011, Appleton employed 1,886 persons, of whom, 1,223 were covered by union contracts. Manufacturing employees at Appleton’s major manufacturing facilities in Appleton, Roaring Spring and West Carrollton are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”). Represented employees at the West Carrollton facility ratified a three-year labor agreement in March 2009. The labor contract at the Appleton facility expires in August 2011. The labor contract at the Roaring Spring facility expires in November 2011.

USW also represents employees at the Appleton, Camp Hill and Kansas City distribution centers. Employees at the Peterborough, Ontario, Canada facility are represented by Independent Paperworkers of Canada. Employees at the Portage, Wisconsin plant and other distribution centers in Georgia, Ohio and California are not represented.

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

Compliance with environmental laws and regulations is an important facet of the business. Appleton expects to incur capital expenditures of approximately $1.1 million in 2011 and a total of approximately $12.6 million from 2012 through 2016 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. Appleton expects to continue to incur expenditures after 2016 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements.

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

The EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River. Certain PRPs have initiated action under a work plan and are negotiating to reach a funding arrangement to complete the work plan.

Appleton and NCR filed a lawsuit in January 2008 in federal court against various defendants, including other PRPs and certain municipalities, in an effort to require contribution to the cost of cleaning up PCB-contaminated sediment in the Fox River. In December 2009, the court granted the defendants’ motion for summary judgment, dismissing the claim. In February 2011, the same court granted the defendants' motion for summary judgment determining that Appleton and NCR are responsible for costs associated with the remedial action on the Fox River. These decisions are inconsistent with existing legal precedent, and Appleton and NCR intend to appeal these decisions.

In October 2010, the United States of America (“US”) and the State of Wisconsin (“SOW”) filed a lawsuit on behalf of the EPA and the DNR, respectively, against ten companies (including the seven PRPs identified in 1997) and two municipalities seeking recovery of unreimbursed response costs and natural resources damages as well as a declaratory judgment that the defendants are liable for future response costs related to the Lower Fox River. At the same time, the US and SOW also lodged a consent decree with Georgia-Pacific (“GP”). Under the consent decree, and in exchange for a covenant not to sue and statutory contribution protection for portions of the Lower Fox River, GP would stipulate liability for performance of the required cleanup of a designated portion of the Lower Fox River, waive any objections to the cleanup remedy selected by EPA and DNR, and pay $7 million toward the government’s unreimbursed past costs and expected future costs. The US has filed a motion asking the court to approve and enter the consent decree.

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

Accordingly, Appleton has recorded a reserve for its potential liability for the Lower Fox River. At January 2, 2010, this reserve was $75.7 million. During 2010, $55.1 million of payments were made from the reserve. This resulted in a remaining reserve of $20.6 million as of January 1, 2011, all of which is recorded in other accrued liabilities.

The following assumptions were used in evaluating Appleton’s potential Lower Fox River liability and establishing a remediation reserve:

•	total remediation costs of $735 million, based on the most recent bids received with a range from $594 million to $900 million;

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

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA. AWA paid $225.4 million in connection with Fox River Liabilities through 2010. At January 1, 2011, the total indemnification receivable from AWA was $20.6 million, all of which is recorded in other current assets.

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy provides up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. At January 1, 2011, the policy had $24.6 million of remaining coverage which is sufficient to cover Appleton’s currently estimated share of the Fox River Liabilities. AWA’s obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended.

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

The insurance policy discussed above is held by a special purpose entity in which the Company is a minority shareholder. An AWA affiliate is the only other shareholder in this entity. The Company adopted ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” as of January 3, 2010. The Company determined that this entity is not a VIE and there is no requirement to include this entity in its consolidated financial results for the period ended January 1, 2011.

    In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009. The insurers appealed the final judgment. In June 2010, the Wisconsin Court of Appeals upheld the final judgment. Settlements have been negotiated between the insurers and Appleton. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. During 2010, Appleton recorded an $8.9 million receivable, representing settlements to be received in excess of amounts reimbursable to AWA, in the Consolidated Balance Sheet as of January 1, 2011. Of this amount, $5.0 million is included in other current assets and the remainder is classified as long-term and is included in other assets. An $8.9 million environmental expense insurance recovery is also recorded as a separate line item within operating income on the Consolidated Statement of Operations for the year ended January 1, 2011.

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

Including the Lower Fox River, Appleton had approximately $20.6 million of accrued liabilities as of January 1, 2011, for estimated or anticipated liabilities and legal and consulting costs relating to environmental matters arising from past operations. Appleton also had approximately $20.6 million of indemnification receivables from its former parent company, AWA, as of January 1, 2011. While the accrued liabilities reflect its estimate of the cost of these environmental matters, the amount that Appleton has accrued may be inadequate. In addition, Appleton may be named as a PRP at other sites in the future and the costs associated with such future sites may be material. Appleton expects environmental laws and regulations and the interpretation and enforcement of those laws and regulations to become increasingly stringent and to further limit emission and discharge levels and to increase the likelihood and cost of environmental cleanups and related activities. All of these factors are likely to increase Appleton’s operating expenses, require continuing capital expenditures and adversely affect the operating flexibility of its manufacturing operations and may require indeterminable and significant additional expenditures in connection with such compliance.

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

In November 2007, the EPA issued an administrative order directing the PRPs to implement the remedial action of the Fox River. Certain PRPs have initiated remedial action under a work plan. In October 2010, the United States of America (“US”) and the State of Wisconsin (“SOW”) filed a lawsuit on behalf of the EPA and the DNR, respectively, against ten companies, including Appleton, and two municipalities seeking recovery of unreimbursed response costs and natural resources damages as well as a declaratory judgment that the defendants are liable for future response costs related to the Lower Fox River.

Appleton cannot precisely estimate its ultimate share of liability for the Lower Fox River due to uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of natural resource damage assessments, the evolving nature of remediation and restoration technologies and governmental policies and Appleton’s share of liability relative to other PRPs. However, based on the issuance of the RODs, the receipt of bid proposals and the beginning of remediation activities, Appleton believes it can reasonably estimate a range of its potential liability and have accordingly recorded a reserve. At January 2, 2010, this reserve was $75.7 million. During 2010, $55.1 million of payments were made from the reserve. This resulted in a remaining reserve of $20.6 million as of January 1, 2011, all of which is recorded in other accrued liabilities.

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

In 2009, the EPA finalized its finding that greenhouse gas (“GHG”) emissions endanger the public health and welfare. Since then, the EPA has finalized rules to regulate GHG emissions under the federal Clean Air Act. Also in 2009, several bills were introduced in the U.S. Congress concerning climate change and the emission into the environment of carbon dioxide and other GHGs. It is expected that eventual legislation will take the form of a cap-and-trade program where generators will be required to purchase allowances to emit in excess of mandated limits. As a result, Appleton could be required, among other things, to purchase allowances or offsets to emit GHGs or other regulated pollutants or to pay taxes on such emissions. In April 2010, the EPA proposed three related air rules commonly known as the Industrial Boiler MACT under the Clean Air Act. These air rules have been finalized by the EPA, but it is still uncertain what the actual final rules will look like as the EPA is opening up portions of the rules for reconsideration and public comment. Appleton is currently analyzing the rules as issued on February 21, 2011, but because of the uncertainty surrounding these rules, at this time there is no basis for estimating the effect of such legislation or regulations on the costs Appleton will incur to comply with environmental laws, although Appleton is investigating ways to reduce carbon emissions as well as complying with the proposed Boiler MACT.

Appleton has a substantial amount of indebtedness outstanding and, as a result, it is operating as a highly leveraged company.

Appleton’s total debt at January 1, 2011, was approximately $558.8 million. For a description of the components of Appleton’s debt see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 11 of the Notes to Consolidated Financial Statements. This large amount of indebtedness could:

•         make it more difficult for Appleton to satisfy its financial obligations with respect to the asset-backed revolving credit facility, the senior secured first lien notes, the second lien notes, the senior notes and senior subordinated notes;

•         require Appleton to dedicate a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions, research and development or general corporate activities;

•         limit Appleton’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, research and development or general corporate purposes and

•         limit Appleton’s flexibility in planning for, or reacting to, changes in its businesses and the industries in which it operates.

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

•         environmental regulations and

•         general economic conditions.

   Appleton expects to use cash flow from operations to pay its expenses and scheduled interest and principal payments due under its outstanding indebtedness. Its ability to make these payments depends on its future performance, which is affected by financial, business, economic and other factors, many of which Appleton cannot control. The recent recession and credit crisis and related turmoil in the global financial system has had and may continue to have an adverse effect on Appleton’s business, financial condition, results of operations and cash flows. Consequently, its business may not generate sufficient cash flow from operations in the future and its anticipated growth in revenue and cash flow may not be realized, either or both of which could result in Appleton being unable to repay or pay interest on its indebtedness or to fund other liquidity needs. If Appleton does not have enough money, it may be required to refinance all or part of its then-existing debt, sell assets or borrow more money. Appleton cannot make any assurances that it will be able to accomplish any of these alternatives on terms acceptable to it, or at all. In addition, the terms of existing or future debt agreements, including the indenture governing the notes and the revolving credit facility, may restrict Appleton from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could significantly adversely affect the value of its indebtedness and its ability to pay the amounts due. In addition, if Appleton defaults in the payment of amounts due, it would give rise to an event of default under the note indentures and possible acceleration of amounts due under its outstanding indebtedness. In the event of any acceleration, there can be no assurance that Appleton will have enough cash to repay its outstanding indebtedness.

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

The market for the primary product in Appleton’s carbonless papers segment, carbonless paper, may decline more rapidly than anticipated.

Appleton’s carbonless papers segment, of which the primary product is carbonless paper, accounted for 66% of net sales in 2008, 61% of net sales in 2009 and 56% of net sales in 2010. Though Appleton’s total sales volume of carbonless paper products increased approximately 4% from 2009 to 2010 due to increased market share, total sales volumes of carbonless paper products declined approximately 16% from 2008 to 2009. Appleton believes the worldwide carbonless market is declining as users switch to alternative modes of communication and technologies that do not use impact printing to create images. Appleton expects that its total sales volume of carbonless paper products will continue to decline at rates that are consistent with the decline rate of the overall market. If the decline in Appleton’s sales of carbonless paper products accelerates, or if it is unable to maintain the prices of its carbonless paper products or if it is unable to offset reductions in carbonless papers sales with increased sales of thermal papers or other products, then Appleton’s business, financial condition and results of operations may be materially adversely affected.

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

The five largest customers in the carbonless papers segment accounted for approximately 32% of carbonless papers net sales in 2010 and 37% of carbonless papers net sales in 2009 and 2008. The five largest customers in the thermal papers segment accounted for approximately 43% of thermal papers net sales in 2010, 41% of thermal papers net sales in 2009 and 36% of thermal papers net sales in 2008. The largest external customer in the Encapsys segment accounted for approximately 52% of Encapsys net sales (which include internal sales to Appleton's carbonless papers segment) in 2010, 28% in 2009 and 15% in 2008.

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

Appleton’s business depends upon the availability of key raw materials, including base stock and certain chemicals. In 2010, Appleton purchased approximately $138 million of base stock from external suppliers. Appleton relied on a single external supplier for approximately 42% of the base stock it purchased in 2010 to produce carbonless paper products, and a single external supplier for approximately 42% of the base stock Appleton purchased in 2010 to produce thermal papers. For some of the key chemicals Appleton uses in its products, it relies on one or two suppliers. If there is a disruption in the supply of raw materials, including the chemicals that Appleton needs to produce its carbonless papers and thermal papers, then Appleton may be required to purchase these raw materials from alternative sources, which may result in a significant increase in its operating costs. Included in these increased costs would be development costs associated with qualifying new raw materials and suppliers. Appleton may not be able to procure carbonless base stock, thermal base stock, key chemicals or other raw materials from alternative suppliers in the future in amounts sufficient to meet its needs or at prices consistent with historical prices. The lack of available alternative suppliers could subject Appleton to significant cost increases and manufacturing delays and its business, financial condition and results of operations may be materially adversely affected.

The global credit market crisis and economic weakness may adversely affect Appleton’s customers and suppliers.

Global financial and credit markets recently have been extremely unstable and unpredictable. Worldwide economic conditions have been weak and may deteriorate further. The instability of the markets and weakness of the global economy could affect the demand for Appleton’s customers’ products, the amount, timing and stability of their orders from Appleton, the financial strength of its customers and suppliers, and/or Appleton’s suppliers’ and customers’ ability to fulfill their obligations to Appleton. These factors could materially adversely affect its business, financial condition and results of operations.

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

•         increasing manufacturing and raw material costs;

•         increasing competition in international markets or from domestic or foreign producers or

•         declining general economic conditions.

Appleton’s inability to compete effectively or to maintain its prices and margins could have a material adverse effect on its earnings and cash flow.

The carbonless paper market is highly competitive. Appleton competes based on a number of factors, including price, product availability, quality and customer service. Additionally, Appleton competes with domestic production and imports from Europe and Asia. In September 2007, Appleton filed antidumping petitions against imports of certain lightweight thermal paper (“LWTP”) from China, Germany and Korea and a countervailing duty petition against such imports from China. On September 26, 2008, the U.S Department of Commerce (“Department”) issued its final determination, affirming that certain Chinese producers and exporters of LWTP sold the product in the U.S. at prices below fair value, imposing final duties of 19.77% to 115.29% on those imports. The Department also affirmed that German producers and exporters of LWTP sold the product in the U.S. at prices below fair value and imposed final duties on those imports of 6.5%. In addition, the Department announced its final determination concerning the imposition of countervailing duties on imports of LWTP from China to offset the subsidies that Chinese producers receive from the Chinese government. For all but one Chinese producer, the Department imposed duties of between 13.17% and 137.25%. Between the countervailing and anti-dumping duties, the Department imposed total duties of 19.77% to 252.54% on imports of LWTP from China. On October 30, 2008, the U.S. International Trade Commission (“ITC”) made a final determination that there is a reasonable indication that the U.S. industry producing certain LWTP is threatened with material injury due to unfairly traded imports from China and Germany. As a result, the final duties went into effect in November 2008. These duties do not have a direct impact on Appleton’s net income. A German manufacturer filed an appeal of the ITC determination to the U.S. Court of International Trade (“CIT”), and the appeal was decided in favor of Appleton in November 2009. In December 2009, the German manufacturer filed a further appeal of the matter to the U.S. Court of Appeals for the Federal Circuit (“CAFC”). In December 2010, the CAFC vacated the decision of the CIT and remanded the matter for further consideration by the ITC. In addition, Appleton and the German manufacturer have each filed a request for administrative review with the Department, seeking to modify the amount of the duties based on the market practices during the first 12-month period following implementation of the final duties, as well as the second 12-month period following implementation of the final duties. Duties remain in place during the pending appeal and a final determination on the administrative reviews. In the event the appeal or either of the administrative reviews is successful, certain of the duties could be reduced, increased or eliminated.

In March 2009, the Mexican government began imposing tariffs on 90 U.S. products sold into Mexico, including carbonless paper. The tariff on carbonless paper had been 10%. Beginning January 1, 2010, all U.S. sales of carbonless paper into Mexico were assessed a 5% tariff. In August 2010, the Mexican government announced a rotating list of 99 U.S. products to receive tariffs of 5% - 45%. Carbonless paper was eliminated from this list, and currently is not subject to any import tariffs. Though the tariff was paid by the customer, this automatically increased the price of carbonless paper by the amount of the tariff which could have opened the door for non-U.S. competitors to enter the Mexican market with their carbonless products and take advantage of the ability to offer customers more favorable pricing.

Also during 2010, the Mexican government passed legislation requiring all businesses in Mexico to file their invoices electronically with the government when the transactional value of the invoice is greater than 2000 pesos. In January 2011, this legislation became effective. This legislation allows a phase-in period whereby companies can still use paper invoices for up to two years as long as they obtained prior approval from the government to continue to print sequentially numbered invoices during this phase-in period. The legislation also permitted companies to begin the transition to electronic invoicing prior to the effective date of the legislation. This legislation provides that once a company agrees to offer one of its customers the option of receiving electronic invoices then it needs to extend this option to all customers and thereby no longer issue paper invoices. Currently, it is difficult to estimate what impact this might have on sales of carbonless paper into Mexico for use in multipart documents such as invoices. Other multipart documents, including delivery notices, order acknowledgments and other administrative documents, were not addressed in the legislation.

Continued volatility of raw materials costs may adversely impact Appleton’s margins for its products.

In recent years, Appleton has experienced greater volatility in raw materials costs, which comprise a significant portion of Appleton’s operating costs. Appleton endeavors to recover cost increases through continuous improvements in its business operations and product formulations and through selected price increases. However, the effects of rising raw materials costs on margins are difficult to match in precise amount or timing with offsetting price increases or cost reduction activities. To the extent Appleton is unable to offset raw materials cost inflation, margins for products may be adversely impacted.

PDC and its eligible subsidiaries may fail to remain qualified to be taxed as subchapter S corporations and the ESOP may not continue to be exempt from U.S. federal or certain state and local income taxes.

PDC has made an election to be treated as a subchapter S corporation for U.S. federal and, where recognized, state and local income tax purposes and an election to treat its eligible subsidiaries as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. PDC believes that it qualifies as a subchapter S corporation and that Appleton and other eligible subsidiaries are qualified subchapter S subsidiaries. Appleton’s Canadian subsidiary is subject to Canadian tax law and is not eligible for this treatment.

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

The total projected benefit obligation of Appleton’s defined benefit pension plans exceeded the fair value of the plan assets by $89.1 million at January 1, 2011. Appleton contributed $15.0 million to the pension plan in 2010 and $10.0 million to the pension plan in 2009. Appleton is forecasting a contribution of $18 million in 2011. Among the key assumptions inherent in the actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, the pension plan obligation could increase materially. The size of future required pension contributions could result in Appleton dedicating a substantial portion of its cash flow from operations to making the contributions which could materially adversely affect its business, financial condition and results of operations.

Effective January 1, 2008, the Company amended the Appleton Papers Inc. Retirement Plan (the “Plan”) to provide that no non-union individuals hired or re-hired on or after January 1, 2008, shall be eligible to participate in the Plan. Also, plan benefits accrued under the Plan were frozen as of April 1, 2008, with respect to Plan participants who elected to participate, effective April 1, 2008, in a “Mandatory Profit Sharing Contribution” known as the Retirement Contribution benefit under the Appleton Papers Inc. Retirement Savings and Employee Stock Ownership Plan (the “KSOP”), or January 1, 2015, in the case of any other Plan participants. In December 2010, it was announced that the effective date of the freeze would be changed from January 1, 2015 to March 1, 2011.

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

Location	Description	Approximate Square Footage	Status
Appleton, Wisconsin (Wisconsin Ave.)	Headquarters Offices and Manufacturing Plant	1,157,000	Owned
Portage, Wisconsin	Capsule Manufacturing Plant	68,000	Owned
Roaring Spring, Pennsylvania	Pulp and Paper Mill	636,000	Owned
West Carrollton, Ohio	Paper Mill	758,000	Owned
Appleton, Wisconsin (East Warehouse Road)	Warehouse	272,000	Lease expires 11/30/12
Appleton, Wisconsin (Kensington Drive)	Distribution Center	357,000	Lease expires 12/31/12
Monroe, Ohio	Distribution Center	220,000	Lease expires 4/30/16
Camp Hill, Pennsylvania	Distribution Center	212,000	Lease expires 12/31/13
Ontario, California	Distribution Center	102,000	Lease expires 7/31/13
Kansas City, Kansas	Distribution Center	104,000	Lease expires 1/31/15
McDonough, Georgia	Distribution Center	106,000	Lease expires 10/31/14
Peterborough, Ontario, Canada	Distribution Center	50,000	Lease expires 7/31/13
Roaring Spring, Pennsylvania	Warehouse	89,000	Lease expires 12/31/11

Appleton’s paper business is primarily operated in Appleton and Portage, Wisconsin, West Carrollton, Ohio and Roaring Spring, Pennsylvania.

During the years 2006 through 2010, Appleton invested approximately $213 million in capital improvements, of which, approximately $196 million was spent at its manufacturing facilities. The primary goal of this capital spending was to improve manufacturing efficiencies, product quality and cycle time. Of the $196 million spent on manufacturing facilities, approximately $4 million was spent to comply with applicable environmental regulations.

Appleton also maintains two field sales offices in the U.S., both of which are in leased premises under short-term leases.

Item 3.	Legal Proceedings

Appleton is involved from time to time in certain administrative and judicial proceedings and inquiries related to environmental matters. For a discussion of these environmental matters, see “Item 1. Business – Environmental” and Note 19 of the Notes to the Consolidated Financial Statements. Furthermore, from time to time Appleton may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of business. Appleton maintains a comprehensive insurance program to protect against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. Appleton has successfully defended such claims, settling some for amounts that are not material to its business and obtaining dismissals in others. While Appleton will vigorously defend itself in any similar cases that may be brought against it in the future, there can be no assurance that it will be successful.

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

There is no established trading market for the common stock of PDC or Appleton. All of the outstanding shares of PDC are owned of record by the KSOP, in which there are approximately 2,321 active participants who were invested in the Company’s Stock Fund as of January 1, 2011. All of the outstanding shares of Appleton are owned of record by PDC.

No dividends have been declared on the common stock of PDC or Appleton in the last two years and neither of these entities currently anticipates paying dividends in the foreseeable future. Each of these entities is and has been restricted from declaring dividends and repurchasing common stock pursuant to provisions contained in the Company’s indebtedness agreements. For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Outstanding Indebtedness” and Notes 11 and 26 of Notes to Consolidated Financial Statements.

During the year ended January 1, 2011, PDC sold approximately 295,990 shares of its common stock to the ESOP. The ESOP acquired the shares with pre-tax payroll deferrals, rollovers and employee loan payments made to the ESOP during the period from January 1, 2010, to December 31, 2010, by employees of Appleton who are participants in the KSOP as well as interest received by the trust. The aggregate sales price was $3.6 million. There were no underwriters used and no underwriting discounts or commissions paid. The offer and sale of the shares was made pursuant to Rule 701 under the Securities Act of 1933, as amended. The Company’s matching contributions over this same period resulted in an additional 266,013 shares of redeemable common stock being issued. As a result of hardship withdrawals, diversification elections, employee terminations and employee loan requests, 945,890 shares of PDC redeemable common stock were repurchased during 2010 at an aggregate price of $11.8 million.

Item 6.	Selected Financial Data

The following tables set forth selected historical consolidated financial data for Paperweight Development and Appleton as of and for each of the five years in the five-year period ended January 1, 2011. The consolidated financial information shown below reflects Bemrose (through its sale in 2008), C&H (through its sale in 2009), NEX and APC (through their sale in July 2010) as discontinued operations for all years presented. The historical consolidated financial data for the years ended January 1, 2011, January 2, 2010, and January 3, 2009, were derived from the consolidated financial statements included elsewhere in this report, which have been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as indicated in its report included in "Item 8. Financial Statements and Supplementary Data." The remaining historical financial data presented below were derived from previously-reported consolidated financial statements, not included in this report, revised for the impact of management’s decision during fourth quarter 2010 to change from the LIFO to FIFO method of inventory valuation. This was deemed a preferable method as the key users of the financial statements, including lenders, creditors and rating agencies, analyze results and require compliance with debt covenants using the FIFO method of accounting. Further, this will conform all of Appleton's inventories to the FIFO method of accounting and promote greater comparability with international competitors as Appleton expands its global sales.

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

	2010	2009	2008	2007	2006

	(in thousands)
Statement of Operations Data:
Net sales	$849,884	$761,807	$854,923	$863,397	$862,516
Cost of sales	684,488	603,247	683,427	649,560	645,062
Gross profit	165,396	158,560	171,496	213,837	217,454
Selling, general and administrative expenses	137,304	128,452	156,106	165,364	166,485
Restructuring and other charges (1)	-	-	2,578	1,254	1,915
Environmental expense insurance recovery	(8,947)	-	-	-	-

Operating income	37,039	30,108	12,812	47,219	49,054

Interest expense	65,772	51,291	54,267	48,351	48,978
Debt extinguishment expense (income), net	7,010	(42,602)	(11,598)	1,572	208
Interest income	(327)	(402)	(1,071)	(2,476)	(897)
Litigation settlement, net	-	-	(22,274)	-	-
Other (income) expense	(429)	(2,326)	6,061	(1,112)	(513)

(Loss) income from continuing operations
before income taxes	(34,987)	24,147	(12,573)	884	1,278

Provision (benefit) for income taxes	176	333	(317)	231	602

(Loss) income from continuing operations	(35,163)	23,814	(12,256)	653	676

Discontinued operations
Income (loss) from discontinued operations, net of income taxes	3,499	(606)	(80,965)	(3,956)	10,673
Net (loss) income	$(31,664)	$23,208	$(93,221)	$(3,303)	$11,349

Other Financial Data:
Depreciation and amortization(2)	$49,780	$56,460	$53,310	$58,015	$63,717
Capital expenditures(2)	17,250	22,851	95,193	50,068	26,987
Balance Sheet Data (at end of period):
Working capital	$115,743	$105,342	$111,333	$131,573	$129,496
Total assets	676,999	790,651	924,516	1,093,842	1,003,554
Total debt	558,950	550,716	605,364	544,174	531,293
Redeemable common stock	110,045	122,087	147,874	182,040	190,466
Accumulated deficit	(153,765)	(129,093)	(165,055)	(89,652)	(80,454)

(1)
Appleton has continued to assess its staffing requirements for its headquarters operations and for its plants and mills. Reductions occurred throughout years 2006 through 2008. Due to the continued decline in Appleton’s carbonless business, as well as the global economic downturn, additional nonrestructuring headcount reductions were taken during 2009 and 2010. See Note 6 of Notes to Consolidated Financial Statements.

(2)   Amounts exclude information related to discontinued operations.

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

Overview

This discussion summarizes significant factors affecting the consolidated operating results, financial position and liquidity of PDC and Appleton for the three-year period ended January 1, 2011. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Appleton creates product solutions for customers and end users through its development and use of coating formulations and applications as well as microencapsulation and security technologies. Appleton has three reportable segments: carbonless papers, thermal papers and Encapsys®. In previous years, the reportable segments were coated solutions, thermal papers, security papers and performance packaging. The financial results of the Encapsys business had previously been included within the coated solutions segment. Encapsys provides microencapsulation technologies and microencapsulated products for Appleton’s production of carbonless papers and commercially to external customers. Encapsys has grown to be an increasingly significant business and is forecasted to continue this trend. As a result of this growth, there is a specific management team in place to oversee the development, marketing and manufacturing of these products. With the breakout of Encapsys, the only remaining product line within coated solutions was carbonless papers. As the result of a business and management realignment of the Company’s paper business, previously reported security papers has been combined with carbonless papers to become the carbonless papers reportable segment. The carbonless papers segment and the thermal papers segment each operate under separate management teams to encourage a singular focus on specific markets and customers and their respective needs. All prior period financial information has been restated to conform to this new segment presentation.

    During fourth quarter 2010, Appleton changed its method of inventory accounting, for raw materials, work in process and finished goods inventories, from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. This was deemed a preferable method as the key users of the financial statements, including lenders, creditors and rating agencies, analyze results and require compliance with debt covenants using the FIFO method of accounting. Further, this will conform all of Appleton's inventories to the FIFO method of accounting and promote greater comparability with international competitors as Appleton expands its global sales. All prior periods presented have been retrospectively adjusted to reflect the period-specific effects of applying the new accounting principle. For further information, see Note 7 of the Notes to Consolidated Financial Statements.

    On July 2, 2010, Appleton entered into a stock purchase agreement with NEX Performance Films Inc. (“Films”), an entity affiliated with Mason Wells Buyout Fund II, Limited Partnership, whereby Appleton agreed to sell all of the outstanding capital stock of American Plastics Company, Inc. (“APC”) and New England Extrusion Inc. (“NEX”) for a cash purchase price of $58 million. This transaction closed on July 22, 2010, with Appleton receiving $56 million at the time of closing and $2 million held in escrow, on behalf of Appleton, for the next 12 months to satisfy potential claims under the stock purchase agreement with Films. The cash proceeds of the sale were used to reduce debt. As a result of the sale, a $0.4 million gain has been recorded in income from discontinued operations on the Consolidated Statement of Operations for the year ended January 1, 2011. APC was acquired in 2003 and is located in Rhinelander, Wisconsin. NEX was acquired in 2005 and has manufacturing operations in Turners Falls, Massachusetts, and Milton, Wisconsin.

During second quarter 2009, Appleton committed to a formal plan to sell C&H Packaging Company, Inc. (“C&H”). C&H, located in Merrill, Wisconsin, was acquired in 2003. On December 18, 2009, Appleton completed the sale of C&H to The Interflex Group, Inc. receiving $16.9 million of cash and a receivable for $0.2 million relating to a working capital adjustment. This receivable was paid in full in February 2010. As a result of the sale, a $0.8 million gain was recorded in fourth quarter 2009.

Together, APC, NEX and C&H comprised Appleton’s former performance packaging business segment. Since APC, NEX and C&H engage in the manufacture, printing, converting, marketing and sale of high-quality single and multilayer polyethylene films for packaging applications, their operations did not align with Appleton’s strategic, long-term focus on its core competencies of specialty papers and microencapsulation. Despite the December 2009 sale of C&H, the Company had significant continuing involvement in C&H and therefore historical operating results were reported as continuing operations. With the July 2010 divestiture of APC and NEX, this continuing involvement ceased. Therefore, C&H’s operating results for the years ended  January 2, 2010 and January 3, 2009, have been reclassified and are now reported as discontinued operations. The operating results, assets and liabilities of APC and NEX have also been reclassified and are reported as discontinued operations. The discussion below relates only to the operating results of continuing operations.

Manufacturing operations at Appleton’s West Carrollton, Ohio paper mill were temporarily interrupted in July 2010 by the collapse of one of its coal silos. The incident caused no injuries. One boiler was extensively damaged as well as the supporting infrastructure for two other boilers. While most of the West Carrollton facility was undamaged, the collapse of the coal silo reduced the mill’s ability to produce the power and steam required to operate its manufacturing equipment. The thermal coater resumed production a few days later and the remainder of the mill resumed production in early August. The boiler that was extensively damaged is expected to be back online sometime during the first half of 2011. Appleton managed customer orders and shifted paper production to other company-owned manufacturing facilities in order to minimize any impact to its customers.

Losses associated with property damage and business interruption are covered by insurance subject to a deductible of $1.0 million. Property damage, cost to repair and business interruption are estimated to be between $25 and $27 million in the aggregate, of which, approximately $21 million has been incurred through year-end 2010. Expenses associated with property damage and business interruption, totaling $17.1 million, have been reported in cost of sales within the Consolidated Statement of Operations for the year ended January 1, 2011. According to the terms of the insurance policy, Appleton has recorded a $17.1 million recovery as a reduction to cost of sales for the year ended January 1, 2011. Business interruption coverage also includes recovery from lost margins related to the accident and therefore, Appleton has recorded a gain of $0.6 million in cost of sales within the Consolidated Statement of Operations for the year ended January 1, 2011, as this amount has been agreed with the insurer. Appleton also recorded a $0.4 million involuntary conversion loss on fixed assets associated with the property loss in its Consolidated Statement of Operations for the year ended January 1, 2011.

Capital spending of approximately $2.5 million has been incurred for work associated with bringing the damaged boiler back online. Of the $2.5 million, $1.0 million, net of the $1.0 million deductible, is recorded as a gain in other (income) loss. As of January 1, 2011, Appleton received a $10.0 million advance from the insurer. An insurance recovery receivable of $8.2 million, net of a $0.9 million valuation reserve, is included in other current assets on the Consolidated Balance Sheet as of January 1, 2011. Thus far, during first quarter 2011, Appleton has received an additional $4.0 million from the insurer.

On February 8, 2010, Appleton completed a voluntary refinancing of its debt to extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility. The refinancing included the sale of $305.0 million of 10.5% senior secured first lien notes due June 2015 and a new five-year, asset-backed $100 million revolving credit facility. Proceeds from the sale of the senior secured notes, less expenses and discounts, were $292.2 million. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. It also contains an uncommitted accordion feature that allows Appleton to increase the size of the revolving credit facility by up to $25 million if Appleton can obtain commitments for the incremental amount. Borrowings under the new revolving credit facility will be limited to the sum of (a) 85% of the net amount of eligible accounts receivable and (b) the lesser of (i) 70% of the net amount of eligible raw materials and finished goods inventory or (ii) 85% of the net orderly liquidation value of such inventory. The Company’s borrowings under the revolving credit facility bear interest at Appleton’s option at either base rate plus 3.00% or LIBOR plus 4.00% per annum. Thereafter, the interest rate may be reduced (and subsequently may be increased up to the foregoing levels or reduced from time to time) based on measures of Appleton’s average monthly unused availability as defined in the revolving credit facility. Initial borrowing totaled $20.6 million. A majority of the proceeds from this refinancing transaction were used to repay and terminate the senior secured credit facilities which included senior secured variable rate notes payable of $211.2 million, plus interest, and the revolving credit facility of $97.1 million, plus interest. Remaining proceeds were used to pay related transaction fees and expenses totaling $10.8 million. Debt extinguishment expenses of $5.5 million were also recorded as a result of this voluntary refinancing. For further information, see the Cash Flows from Financing Activities in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 11 of the Notes to Consolidated Financial Statements.

Late in 2007, Appleton committed to a formal plan to sell Bemrose Group Limited (“Bemrose”), its secure and specialized print services business based in Derby, England. On August 1, 2008, Appleton completed the sale of Bemrose receiving £2.0 million ($3.9 million) of cash and £3.2 million ($6.4 million) of notes receivable to be settled within 75 and 180 days after closing. The first tranche of notes receivable was paid in November 2008, however, due to continuing difficult business conditions in Bemrose markets, Appleton established a £1.0 million ($1.5 million) reserve against the £2.0 million ($3.0 million) remaining principal and interest due at year-end 2008. During second quarter 2009, Appleton and Bemrose negotiated an amendment to the original sales agreement related to the second tranche of the note receivable. Bemrose agreed to pay Appleton £1.5 million ($2.5 million). In return, Appleton agreed to release Bemrose from the remaining £0.5 million ($0.8 million). During July 2009, £1.0 million ($1.6 million) was received from Bemrose. These renegotiated terms resulted in a partial recovery of the reserve established at year-end 2008 and the recording of a £0.5 million ($0.8 million) gain during second quarter 2009. This gain is included in other (income) loss from continuing operations in the Consolidated Statement of Operations for the year ended January 2, 2010. During December 2009, £0.5 million ($0.9 million) was received from Bemrose as final payment, including interest due, of this note. The expense related to the $1.5 million reserve established at year-end 2008 is included in other (income) loss from continuing operations in the Consolidated Statement of Operations for the year ended January 3, 2009. The operating results of Bemrose for the year ended January 3, 2009 have been reclassified and are reported as discontinued operations.

Appleton's business and results of operations are impacted by various factors, including raw materials pricing and availability. As discussed below, escalating raw material prices had a significant negative impact on the business throughout 2010. Appleton in turn needed to raise the prices charged to its customers and did realize a benefit from the various price increases it initiated during 2010. Appleton's business and financial results may continue to be adversely affected until raw material prices stabilize.

Financial Highlights

Results for 2010 include the following:

•
Net sales totaled $849.9 million, an $88.1 million, or 11.6%, increase from 2009 net sales. Net sales within the paper business increased $75.3 million, or 10.1%, as a result of higher shipment volumes in both business segments and the positive impact of price increases initiated in response to escalating raw material costs. Increased shipment volumes were partially the result of the successful launch of Appleton’s new Superior carbonless sheet product, increased demand for BPA-free thermal receipt paper and increased international demand. The Encapsys business continued to grow with 2010 net sales surpassing prior year net sales by $11.8 million or 29.1%.

•
In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009. Though the insurers appealed the final judgment, settlements have been negotiated between the insurers and Appleton. Under the terms of the AWA indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. Appleton recorded an $8.9 million receivable, representing 2010 insurance settlements to be received in excess of amounts reimbursable to AWA, in the Consolidated Balance Sheet as of January 1, 2011. An $8.9 million environmental expense insurance recovery is also recorded as a separate line within operating income on the Consolidated Statement of Operations for the year ended January 1, 2011.

•
Loss from continuing operations was $35.2 million compared to income from continuing operations of $23.8 million in the prior year. The 2010 results include $7.0 million of debt extinguishment expense largely related to the February 2010 voluntary debt refinancing discussed above. By comparison, the 2009 results include $17.7 million of alternative fuel tax credit and a $42.6 million gain on debt extinguishment, of which, $37.4 million was the result of the voluntary debt-for-debt exchange transaction that took place in September 2009.

•
In November 2010, Appleton voluntarily repaid, and thus terminated, the secured term note payable, as amended. Remaining principal of $17.5 million was repaid, plus interest and a prepayment fee. This debt was accruing interest at 14.25% per annum and was due in December 2013. As a result, Appleton recorded debt extinguishment expense of $1.5 million, including the prepayment fee paid to the noteholder and the write-off of unamortized debt issuance costs.

•	As discussed below, in August 2010, Mexico discontinued its assessment of a 5% tariff on U.S.-produced carbonless paper shipped into Mexico.

Carbonless Papers

The carbonless papers segment, which includes carbonless and security paper products, is the largest component of Appleton's paper business. Appleton believes the North American market for carbonless paper products has been in decline as a result of greater use of competing technologies such as digital laser, inkjet and thermal printers, and electronic communications that do not use impact printing to create images. Appleton believes that the North American carbonless paper market declined by approximately 8% to 10% annually from 2005 through 2010, except during the recession period when the decline is estimated at a 16% annual rate. The decline is expected to continue at historical rates over the next several years and eventually to stabilize. Appleton believes the worldwide carbonless market is also in decline, with demand declining at approximately 4% to 5% per year. The carbonless papers segment accounted for approximately 56% of total net sales in 2010.

The carbonless paper market is highly competitive. Appleton competes based on a number of factors, including price, product availability, quality and customer service. In addition to declining North American and foreign carbonless markets, the carbonless business continues to experience competitive pricing from foreign and domestic producers. Other domestic carbonless producers have continued their competitive pricing strategies in efforts to maintain or gain share. In addition, foreign competitors continue to sell into the North American carbonless market with low-price strategies. As a result of this increased pricing competition, Appleton has continued to experience pressure on selling prices for carbonless products. Nevertheless, market conditions permit Appleton to implement price increases from time to time, as was the case during 2010, to offset the increasing costs of raw materials.

In March 2009, the Mexican government began imposing tariffs on 90 U.S. products sold into Mexico, including carbonless paper. The tariff on carbonless paper had been 10%. Beginning January 1, 2010, all U.S. sales of carbonless paper into Mexico were assessed a 5% tariff. In August 2010, the Mexican government announced a rotating list of 99 U.S. products to receive tariffs of 5% - 45%. Carbonless paper was eliminated from this list and currently is not subject to any import tariffs. Though the tariff was paid by the customer, this automatically increased the price of carbonless paper by the amount of the tariff which could have opened the door for non-U.S. competitors to enter the Mexican market with their carbonless products and take advantage of the ability to offer customers more favorable pricing.

During 2010, the Mexican government passed legislation requiring all businesses in Mexico to file their invoices electronically with the government when the transactional value of the invoice is greater than 2000 pesos. In January 2011, this legislation became effective. This legislation allows a phase-in period whereby companies can still use paper invoices for up to two years as long as they obtained prior approval from the government to continue to print sequentially numbered invoices during this phase-in period. Currently, it is difficult to estimate what impact this might have on sales of carbonless paper into Mexico for use in multipart documents such as invoices. Other multipart documents, including delivery notices, order acknowledgments and other administrative documents, were not addressed in the legislation.

Thermal Papers

The thermal papers market is growing with new applications being developed to use thermal technology. Based on its assessment of the period 2005 through 2010, Appleton believes North American thermal markets expanded at a 4% compound average growth rate, with annual rates ranging from a decline of 2% to increases of 9%. Appleton believes demand for thermal paper will continue to grow in North America and around the world. In 2008, Appleton completed an investment of approximately $125 million to expand its mill in West Carrollton, Ohio, in anticipation of that demand. The expansion project included installation of a state-of-the-art coater to produce thermal papers and enhancements to one of the mill’s paper machines. Sales of thermal paper accounted for approximately 40% of total company net sales in 2010.

 In September 2007, Appleton filed antidumping petitions against imports of certain lightweight thermal paper (“LWTP”) from China, Germany and Korea and a countervailing duty petition against such imports from China. On September 26, 2008, the U.S Department of Commerce (“Department”) issued its final determination, affirming that certain Chinese producers and exporters of LWTP sold the product in the U.S. at prices below fair value, imposing final duties of 19.77% to 115.29% on those imports. The Department also affirmed that German producers and exporters of LWTP sold the product in the U.S. at prices below fair value and imposed final duties on those imports of 6.5%. In addition, the Department announced its final determination concerning the imposition of countervailing duties on imports of LWTP from China to offset the subsidies that Chinese producers receive from the Chinese government. For all but one Chinese producer, the Department imposed duties of between 13.17% and 137.25%. Between the countervailing and anti-dumping duties, the Department imposed total duties of 19.77% to 252.54% on imports of LWTP from China. On October 30, 2008, the U.S. International Trade Commission (“ITC”) made a final determination that there is a reasonable indication that the U.S. industry producing certain LWTP is threatened with material injury due to unfairly traded imports from China and Germany. As a result, the final duties went into effect in November 2008. These duties do not have a direct impact on Appleton’s net income. A German manufacturer filed an appeal of the ITC determination to the U.S. Court of International Trade (“CIT”), and the appeal was decided in favor of Appleton in November 2009. In December 2009, the German manufacturer filed a further appeal of the matter to the U.S. Court of Appeals for the Federal Circuit (“CAFC”). In December 2010, the CAFC vacated the decision of the CIT and remanded the matter for further consideration by the ITC. In addition, Appleton and the German manufacturer have each filed a request for administrative review with the Department, seeking to modify the amount of the duties based on the market practices during the first 12-month period following implementation of the final duties, as well as the second 12-month period following implementation of the final duties. Duties remain in place during the pending appeal and a final determination on the administrative reviews. In the event the appeal or either of the administrative reviews is successful, certain of the duties could be reduced, increased or eliminated.

Encapsys

The Encapsys segment applies Appleton’s extensive knowledge of the microencapsulation process to develop and deliver custom microencapsulation solutions for its partners. Appleton uses an open innovation process that typically includes mutually beneficial development agreements with partner companies that protect existing and potential intellectual property. Encapsys is working with partners and potential partners in industries as diverse as agriculture, paints and coatings, food, pharmaceuticals, paper, textiles, personal and household care, adhesives, and oil and gas. During 2010, Encapsys accounted for approximately 6% of total company net sales.

Comparison 2010 and 2009

	For the Year Ended
	January 1, 2011	January 2, 2010	% Chg
	(dollars in millions)

Net sales	$849.9	$761.8	11.6%
Cost of sales	684.5	603.2	13.5%
Gross profit	165.4	158.6	4.3%

Selling, general and administrative expenses	137.3	128.5	6.8%
Environmental expense insurance recovery	(8.9)	-	nm

Operating income	37.0	30.1	22.9%

Interest expense, net	65.4	50.9	28.5%
Debt extinguishment expense (income), net	7.0	(42.6)	-116.4%
Other non-operating income, net	(0.4)	(2.3)	-82.6%

(Loss) income from continuing operations before income taxes	(35.0)	24.1	-245.2%
Provision for income taxes	0.2	0.3	-33.3%

(Loss) income from continuing operations	(35.2)	23.8	-247.9%

Income (loss) from discontinued operations, net of income taxes	3.5	(0.6)	nm

Net (loss) income	$(31.7)	$23.2	-236.6%

Comparisons as a % of net sales
Cost of sales	80.5%	79.2%	1.3%
Gross margin	19.5%	20.8%	-1.3%
Selling, general and administrative expenses	16.2%	16.9%	-0.7%
Operating margin	4.4%	4.0%	0.4%
(Loss) income from continuing operations before income taxes	-4.1%	3.2%	-7.3%
(Loss) income from continuing operations	-4.1%	3.1%	-7.2%
Income (loss) from discontinued operations, net of income taxes	0.4%	-0.1%	0.5%
Net (loss) income	-3.7%	3.0%	-6.7%

Net sales for 2010 were $849.9 million, increasing $88.1 million, or 11.6%, compared to $761.8 million of net sales in 2009. This increase was largely due to an increase in shipment volumes and the positive impact of price increases initiated throughout the year. Net sales within the paper business increased $75.3 million, or 10.1% during 2010 while the Encapsys business continued to grow with net sales surpassing prior year net sales by $11.8 million or 29.1%.

Operating income of $37.0 million was $6.9 million, or 22.9%, higher than in 2009. Current year operating income included an $8.9 million environmental expense recovery resulting from an insurance settlement while 2009 results included $17.7 million of alternative fuels tax credit recorded as a reduction of cost of sales. This tax credit expired on December 31, 2009. During 2010, raw material inflation accounted for a $28.0 million increase in cost of sales when compared to the prior year. The year saw record high pulp prices which, in turn, also increased the price of base stock purchased externally. In addition, since profit margins are lower on international sales, strong international demand contributed to unfavorable mix of $14.6 million. The negative impact of these items was more than offset by reduced manufacturing costs of $22.7 million, reduced start-up costs of $8.6 million related to the thermal coater at the West Carrollton, Ohio paper mill and reduced costs of $7.5 million associated with mill curtailments to match customer demand as well as the increased shipment volumes and pricing mentioned above.

Selling, general and administrative expenses (“SG&A”) increased $8.8 million, or 6.8%, during 2010. As a percentage of net sales, SG&A actually decreased 0.7 percentage points. Year-over-year, distribution costs were $5.6 million higher in 2010 due to an overall increase in shipment volumes, higher fuel costs and increased international shipments. Outsourcing fees were $1.6 million higher as the result of outsourcing 28 finance and IT positions. Salaries expense increased by $0.8 million due to the payment of severance benefits to employees whose jobs were outsourced and the fact that 2009 salaries expense was lower because all salaried employees were required to take two weeks of furlough during the second and third quarters of 2009. Incentive compensation was $0.9 million higher than 2009 due to the initiation of a long-term restricted stock unit plan to reward key management employees for improved stock performance.

The Company recorded a 2010 net loss from continuing operations of $35.2 million in comparison to 2009 income from continuing operations of $23.8 million. Net interest expense was $14.5 million higher in 2010. The Company refinanced its debt in March 2009 and completed a voluntary debt-for-debt exchange in September 2009. Then, again in February 2010, the Company completed another voluntary debt refinancing. Though these transactions enabled Appleton to decrease its debt, extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility, it also increased Appleton’s average interest rate by approximately three percentage points. As a result of these debt transactions, as well as other debt repayment transactions that took place during the past two years, the Company recorded $7.0 million of debt extinguishment expense in 2010 and $42.6 million of debt extinguishment income in 2009.

Income from discontinued operations of $3.5 million was recorded in 2010 representing income from the Films operations until its sale in July 2010. It also includes a $0.4 million gain on the sale of the business. A $0.6 million loss from discontinued operations was recorded in 2009 which included the operating results of the former performance packaging segment and the $0.8 million gain on the December 2009 sale of C&H.

For 2010, Appleton recorded a net loss of $31.7 million compared to net income of $23.2 million recorded for 2009.

Business Segment Discussion – 2010

In previous years, the Company’s paper business included coated solutions, thermal papers and security papers. Coated solutions included carbonless papers and Encapsys. Encapsys provides microencapsulation technologies and microencapsulated products for Appleton's production of carbonless papers and commercially to external customers. Encapsys has grown to be an increasingly significant business and is forecasted to continue this trend. As a result of this growth, there is a specific management team in place to oversee the development, marketing and manufacturing of these products, and therefore, Encapsys is now reported as a separate segment. In addition, due to a business and management realignment of the Company’s paper business, previously reported security papers has been combined with carbonless papers to become the carbonless papers reportable segment. The carbonless papers segment and the thermal papers segment each operate under separate management teams to encourage a singular focus on specific markets and customers and their respective needs.

During 2010, the paper business, which includes carbonless papers and thermal papers, recorded net sales of $820.8 million, which were $75.3 million higher than 2009 net sales. During this same period, paper business operating income of $28.2 million decreased $10.0 million compared to 2009. Excluding $17.7 million of alternative fuels tax credit recorded in 2009, results for 2010 were $7.7 million improved over the prior year. The year-on-year operating income variance was the result of the following (dollars in millions):

Net inflation of raw material and utilities pricing	$(25.7)
Alternative fuels tax credit	(17.7)
Unfavorable mix	(14.6)
Higher distribution costs	(1.7)
Reduced manufacturing costs	22.7
Reduced start-up costs related to the thermal coater at the West Carrollton, Ohio paper mill	8.6
Reduction in mill curtailments to match customer demand	7.5
Favorable price	5.7
Higher shipment volumes	5.2
$(10.0)
Carbonless Papers

•
Carbonless papers segment net sales totaled $479.0 million for 2010, an increase of $14.7 million, or 3.2%, from prior year. Current year shipment volumes were nearly 4% higher than 2009 shipments. Net sales were also positively impacted by various price increases initiated throughout 2010 in response to escalating raw material costs, the successful launch of Appleton’s new Superior carbonless sheet product and strong international demand. Carbonless papers operating income decreased $18.6 million, or 38.0%, during 2010 to $30.5 million. The current year saw record high pulp prices which, in turn, also increased the price of base stock purchased externally. In addition, 2009 cost of sales was reduced by $17.7 million for the alternative fuels tax credit. This tax credit expired on December 31, 2009.

Thermal Papers

•
Thermal papers segment 2010 net sales of $341.8 million were $60.6 million higher than 2009 net sales of $281.2 million. During 2010, shipments of thermal papers increased approximately 24% over the prior year, of which, the largest volume increase was recorded within the light weight non-top coated (“LWNTC”) product offerings. Net sales were also positively impacted by price increases initiated during 2010 in response to escalating raw material costs as well as the growing demand for Appleton’s BPA-free thermal paper. During 2010, the thermal papers segment recorded an operating loss of $2.3 million compared to a 2009 operating loss of $10.9 million. Prior year operating income was negatively impacted by $8.7 million of additional costs related to the start-up of the thermal coater at the West Carrollton, Ohio paper mill.

Encapsys

•
Encapsys segment net sales for 2010 totaled $52.3 million, which was an increase of $11.8 million or 29.1% over 2009 net sales. Current year operating income was $10.1 million compared to 2009 operating income of $2.7 million. These increases were the result of increased shipment volumes of approximately 50%.

Unallocated Corporate Charges

•
The environmental expense insurance recovery of $8.9 million was recorded in unallocated corporate charges, resulting in 2010 reported income of $2.3 million. This compares to $7.2 million of expense recorded during 2009.

Effects of Inflation. Prices for certain raw materials, including base stock, chemicals and pulp, as well as costs for natural gas, oil and electricity have been subject to price changes and can have material effects on the business, financial condition and results of operations. Prices for certain raw materials increased during 2010 and could continue to increase, or decrease, in response to changes in demand. Appleton historically has been able to use price increases to recoup a portion of raw material price increases, but relies on cost-cutting measures and productivity and efficiency gains to offset the remaining portion of raw material price increases. While Appleton expects that any significant increase in raw materials or energy costs will be offset by price increases and/or by cost containment and productivity and efficiency initiatives, profitability could be adversely affected if Appleton is unable to pass on or mitigate any future cost increases.

Comparison 2009 and 2008

	For the Year Ended
	January 2, 2010	January 3, 2009	% Chg
	(dollars in millions)

Net sales	$761.8	$854.9	-10.9%
Cost of sales	603.2	683.4	-11.7%
Gross profit	158.6	171.5	-7.5%

Selling, general and administrative expenses	128.5	156.1	-17.7%
Restructuring and other charges	-	2.6	-100.0%

Operating income	30.1	12.8	135.2%

Interest expense, net	50.9	53.2	-4.3%
Debt extinguishment income, net	(42.6)	(11.6)	267.2%
Other non-operating income, net	(2.3)	(16.2)	-85.8%

Income (loss) from continuing operations before income taxes	24.1	(12.6)	291.3%
Provision (benefit) for income taxes	0.3	(0.4)	175.0%

Income (loss) from continuing operations	23.8	(12.2)	295.1%

Loss from discontinued operations, net of income taxes	(0.6)	(81.0)	99.3%

Net income (loss)	$23.2	$(93.2)	124.9%

Comparisons as a % of net sales
Cost of sales	79.2%	79.9%	-0.7%
Gross margin	20.8%	20.1%	0.7%
Selling, general and administrative expenses	16.9%	18.3%	-1.4%
Operating margin	4.0%	1.5%	2.5%
Income (loss) from continuing operations before income taxes	3.2%	-1.5%	4.7%
Income (loss) from continuing operations	3.1%	-1.4%	4.5%
Loss from discontinued operations, net of income taxes	-0.1%	-9.5%	9.4%
Net income (loss)	3.0%	-10.9%	13.9%

Net sales for 2009 were $761.8 million, decreasing $93.1 million, or 10.9%, compared to $854.9 million of net sales in 2008. As explained more fully below, paper business net sales decreased $101.9 million from year-earlier levels while net sales in the Encapsys segment increased $7.8 million compared to 2008.

The $17.7 million of alternative fuels tax credit received for alternative fuel usage was recorded in cost of sales and accounted for an increase in gross margin of 2.3 percentage points. The positive impact of cost reduction, raw material deflation and a reduction in start-up costs associated with the West Carrollton, Ohio expansion were slightly offset by the negative impact of reduced shipment volumes, unfavorable pricing and mix and manufacturing slowdowns and shutdowns to balance production with customer demand.

Selling, general and administrative expenses decreased $27.6 million or 17.7% during 2009. As a percentage of net sales, SG&A decreased 1.4 percentage points. A reduction in distribution costs accounted for $14.6 million of the decrease. The remaining decrease was largely the result of a $7.8 million year-on-year reduction in salaries expense due to realizing the cost reduction benefit of the 2008 workforce reduction and the 2009 directive that all salaried employees were required to take two weeks of furlough during the second and third quarters of 2009. Fees paid for legal, consulting and other professional services were $6.2 million lower in 2009 due to fewer legal services required in connection with the anti-dumping case as well as company-wide efforts to reduce expenditures for professional services. Travel and entertainment expenses were also $1.3 million lower in 2009 than in the prior year. These items offset the $6.2 million increase in incentive compensation in 2009 as compared to 2008. This was made up of $3.5 million of bonus expense recorded in 2009 and a $2.7 million recovery of expense, recorded in 2008, for deferred compensation, which is valued based on the share price of PDC redeemable common stock, and was reduced as the share price declined.

Though 2009 net interest expense decreased by $2.3 million from 2008, 2008 net interest expense included a $9.4 million charge arising from the reclassification of other comprehensive loss, associated with interest rate swaps deemed to be ineffective, to interest expense. Disregarding this $9.4 million of additional interest expense recorded during 2008, 2009 net interest expense increased by $7.1 million as a result of increased utilization of the revolving credit facility and increased interest rates due to the March 2009 refinancing of its senior secured credit facility and secured financing (see “Description of Outstanding Indebtedness – 2009” below).

Appleton recorded net debt extinguishment income of $42.6 million during 2009. In September 2009, the Company completed a voluntary debt-for-debt exchange transaction. This transaction exchanged $92.0 million of Appleton’s 8.125% senior notes payable due June 2011 and $110.3 million of 9.75% senior subordinated notes payable due June 2014 for $158.2 million of newly issued 11.25% second lien notes payable due December 2015. In addition, $3.6 million of additional 11.25% notes were issued as in-kind consent fees to the lenders agreeing to the exchange. In total, $161.8 million of 11.25% notes were issued as a result of this debt exchange. The transaction resulted in a debt reduction of $44.1 million as well as extended maturities for a majority of the notes payable. Net of fees and the write-off of previously-capitalized deferred debt issuance costs, the gain on this transaction was $37.4 million. In January 2009, the Company made market purchases of its senior subordinated notes totaling $7.5 million. As these notes were purchased at a price significantly less than face value, the Company recorded a $5.4 million net gain on these purchases. Appleton recorded net debt extinguishment income of $11.6 million during 2008 from purchases during the fourth quarter of $40.6 million, plus interest, of the 8.125% senior notes payable due June 15, 2011. These purchases were deeply discounted and resulted in the recorded gain.

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

Appleton recorded a provision for income taxes of $0.3 million in 2009, primarily for state and local income taxes. The Company elected to be taxed as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result of these elections, Appleton expects to incur no future U.S. federal income tax liability and minimal state and local income tax liabilities. Appleton Papers Canada Ltd. is not eligible for treatment as a qualified subchapter S subsidiary.

As a result of the foregoing, the Company recorded $23.8 million of income from continuing operations compared to a loss from continuing operations of $12.2 million recorded in 2008.

A loss from discontinued operations of $0.6 million was recorded in 2009. A $1.4 million loss related to the 2009 operations of the former performance packaging segment was partially offset by the $0.8 million gain on the sale of C&H, also recorded as discontinued operations. During 2008, Appleton recorded an $81.0 million loss from discontinued operations. The 2008 operations and sale of Bemrose accounted for $47.2 million of this loss with the remaining $33.8 million loss recorded by the former performance packaging segment. The performance packaging loss included $39.6 million of goodwill impairment charges.

For 2009, Appleton recorded net income of $23.2 million, an increase of $116.4 million over the net loss of $93.2 million recorded for 2008.

Also during 2009, in accordance with ASC 360, “Property, Plant, and Equipment,” the Company performed its annual impairment review of other long-lived assets and determined no impairment charges were necessary.

Business Segment Discussion – 2009

In previous years, the Company’s paper business included coated solutions, thermal papers and security papers. Coated solutions included carbonless papers and Encapsys. Encapsys provides microencapsulation technologies and microencapsulated products for Appleton's production of carbonless papers and commercially to external customers. Encapsys has grown to be an increasingly significant business and is forecasted to continue this trend. As a result of this growth, there is a specific management team in place to oversee the development, marketing and manufacturing of these products, and therefore, Encapsys is now reported as a separate segment. In addition, due to a business and management realignment of the Company’s paper business, previously reported security papers has been combined with carbonless papers to become the carbonless papers reportable segment. The carbonless papers segment and the thermal papers segment each operate under separate management teams to encourage a singular focus on specific markets and customers and their respective needs.

During 2009, the paper business recorded net sales of $745.5 million which were $101.9 million lower than 2008 net sales. During this same period, paper business operating income of $38.2 million increased $14.7 million compared to 2008. The year-on-year operating income variance was the result of the following (dollars in millions):

Unfavorable price and mix	$(43.2)
Lower shipment volumes	(12.2)
Mill curtailments to match customer demand	(9.0)
Deflation of raw material and utilities pricing	27.0
Alternative fuels tax credit	17.7
Favorable selling, general and administrative spending	16.9
Lower distribution costs	9.0
Reduced start-up costs related to the thermal coater at the West Carrollton, Ohio paper mill	5.4
Reduced manufacturing costs	3.1
$14.7

Carbonless Papers

•
Carbonless papers segment net sales totaled $464.3 million for 2009, a decrease of $102.7 million, or 18.1%, from prior year. Current year shipment volumes were 15.0% lower than 2008 shipments. Pricing, product mix and market channel mix were also unfavorable and contributed to the net sales decline. Carbonless papers operating income increased $14.1 million or 40.1% during 2009 to $49.1 million. The adverse impact on 2009 operating margins of lower shipment volumes and unfavorable pricing and mix was more than offset by manufacturing cost reductions, raw material deflation, lower distribution costs and favorable selling, general and administrative spending as well as $17.7 million of alternative fuels tax credit recorded as a reduction to cost of sales.

Thermal Papers

•
Thermal papers segment 2009 net sales of $281.2 million were slightly higher than 2008 net sales of $280.3 million. Despite a year-on-year increase in shipment volumes of 7.6%, aggressive price competition negatively impacted sales revenues. During 2009, the thermal papers segment recorded an operating loss of $10.9 million compared to a 2008 operating loss of $11.5 million. Operating margins were adversely affected by unfavorable pricing and unfavorable mix which offset manufacturing cost reductions, raw material deflation, lower distribution costs and favorable selling, general and administrative spending. By comparison, 2008 margins were impacted by $14.1 million of start-up costs associated with the expansion project at the West Carrollton, Ohio paper mill whereas 2009 start-up and optimization costs approximated $8.7 million.

Encapsys

•
Encapsys segment net sales for 2009 totaled $40.5 million, which was an increase of $7.8 million or 24.0% over 2008 net sales. Current year operating income was $2.7 million compared to an operating loss of $0.8 million in 2008.

Unallocated Corporate Charges

•	Current year unallocated corporate charges of $7.2 million were $0.8 million more than the costs recorded in 2008.

Effects of Inflation. Prices for certain raw materials, including base stock, chemicals and pulp, as well as costs for natural gas, oil and electricity have been subject to price changes and can have material effects on the business, financial condition and results of operations. Prices for certain raw materials and energy decreased during 2009 and could increase, or continue to decrease, in response to changes in demand. Prices for certain raw materials and energy increased during 2008 compared to 2007. Appleton historically has been able to use price increases to recoup a portion of raw material price increases, but relies on cost-cutting measures and productivity and efficiency gains to offset the remaining portion of cost increases. While Appleton expects that any significant increase in raw materials or energy costs will be offset by price increases and/or by cost containment and productivity and efficiency initiatives, profitability could be adversely affected if Appleton is unable to pass on or mitigate any future cost increases.

Correction of Error

    While preparing the 2010 Form 10-K, it was discovered the 2009 financial impact to net sales of foreign exchange hedging as reported in the 2009 Form 10-K, and specifically disclosed in Note 13 – Derivative Instruments and Hedging Activities, was incorrectly reported as a gain of $0.1 million. The actual impact to net sales that should have been reported was a loss of $1.0 million. This prior year presentation has been corrected. Furthermore, while investigating this presentation error, it was also discovered that there was an incorrect classification of expense associated with foreign exchange hedging as recorded on the 2009 general ledger. The general ledger included $0.5 million of expense associated with foreign exchange hedging as a contra account to net sales. The remaining $0.5 million of total hedging losses was incorrectly recorded as foreign exchange loss and included in the other expense (income) section of the Statement of Operations for the year ended January 2, 2010. Therefore, in the Statement of Operations for the year ended January 2, 2010, net sales was overstated by $0.5 million and foreign exchange gain, as presented in other expense (income) was understated by $0.5 million. Management assessed the error in accordance with accounting for misstatements and concluded the error is immaterial to the Consolidated Financial Statements as of January 2, 2010, taken as a whole. This presentation has been corrected in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows found in Item 8 of this annual report. The following schedule lists the specific financial statement lines impacted by this correction (dollars in thousands):

Consolidated Statement of Operations	As Corrected in	As Reported in
For the Year Ended January 2, 2010	2010 Form 10-K	2009 Form 10-K	Difference
Net sales	$761,807	$762,355	$(548)
Gross profit	158,560	159,108	(548)
Operating income	30,108	30,656	(548)
Foreign exchange gain	(1,506)	(958)	548

Consolidated Statement of Cash Flows	As Corrected in	As Reported in
For the Year Ended January 2, 2010	2010 Form 10-K	2009 Form 10-K	Difference
Cash flows from operating activities:
Foreign exchange gain	$(1,819)	$(1,271)	$(548)
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(187)	(735)	548

Liquidity and Capital Resources

Overview. Appleton’s primary sources of liquidity and capital resources are cash provided by operations and available borrowings under its revolving credit facility. Appleton expects that cash on hand, internally generated cash flow and available credit from its revolving credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At January 1, 2011, Appleton had $3.8 million of cash and approximately $42.0 million of unused borrowing capacity under its revolving credit facility and was in compliance with all of its debt covenants.

On November 1, 2010, Appleton voluntarily repaid the remaining $17.5 million balance of the secured term note payable, as amended, due December 2013. A payment of $18.9 million represented full and complete payment of all unpaid principal, accrued and unpaid interest and a prepayment fee. These funds were sourced from a combination of cash from operations and borrowing on the revolving credit facility. Upon payment, the note was terminated and Appleton was released from all obligations under the note. Debt extinguishment expense of $1.5 million was recorded as a result of the termination of this note. Appleton entered into this five-year, $22 million secured term note payable in November 2008. In February 2010, Appleton and the noteholder of this debt, amended the terms of this note to eliminate a financial covenant and adjust the levels of the remaining financial covenants.

On February 8, 2010, Appleton completed a voluntary refinancing of its debt to extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility. The refinancing included the sale of $305.0 million of 10.5% senior secured first lien notes due June 2015 and a new five-year, asset-backed $100 million revolving credit facility. Proceeds from the sale of the senior secured notes, less expenses and discounts, were $292.2 million. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. It also contains an uncommitted accordion feature that allows Appleton to increase the size of the revolving credit facility by up to $25 million if Appleton can obtain commitments for the incremental amount. Initial borrowing totaled $20.6 million. A majority of the proceeds from this refinancing transaction were used to repay and terminate, the senior secured credit facilities which included senior secured variable rate notes payable of $211.2 million, plus interest, and the revolving credit facility of $97.1 million, plus interest. Remaining proceeds were used to pay related transaction fees and expenses totaling $10.8 million. For further information, see Cash Flows from Financing Activities as well as Note 11 of Notes to Consolidated Financial Statements.

Appleton’s ability to comply with financial covenants in the future depends on further debt reduction and achieving forecasted operating results. However, with the volatility being experienced in the current economic environment, it can be difficult to predict the ultimate impact of current economic trends on the Company’s future operating results. Given the uncertain global economies, continued constraints in the credit markets and other market uncertainties, there are various scenarios, including a reduction from forecasted operating results, under which Appleton could violate its financial covenants. Appleton’s failure to comply with such covenants or an assessment that it is likely to fail to comply with such covenants, could also lead Appleton to seek amendments to or waivers of the financial covenants. No assurances can be provided that Appleton would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

Cash Flows from Operating Activities. Net cash used by operating activities during 2010 was $30.0 million compared to $60.9 million net cash provided by operating activities in 2009. The net loss, adjusted for non-cash charges, provided $23.6 million in operating cash for the period. Non-cash charges included $51.5 million in depreciation and amortization, $7.0 million of debt extinguishment expense associated with current year debt refinancing and debt repayment, $3.2 million of non-cash employer matching contributions to the KSOP, $0.6 million of foreign exchange loss, and $5.3 million of other non-cash charges. These non-cash charges were decreased by the $9.1 million Fox River insurance recovery, proceeds of which are expected to be received during 2011 and 2012, a $2.6 million gain on the sale of Films and a $0.6 million net gain from involuntary conversion of equipment. Uses of cash included a $36.6 increase in working capital, a $7.3 million change in pension which included a $15.0 million pension payment for the 2009 plan year and a net $9.7 million of other uses. A major component of the $36.6 million increase in working capital was a $14.6 million increase in accounts receivable. This increase was the result of higher year-on-year net sales and increased international sales which carry longer payment terms. Other components of the increase in working capital were a $9.3 million decrease in accounts payable and accrued liabilities, a $6.7 million increase in other current assets and a $6.0 million increase in inventories. The increase in other current assets is largely the result of an $8.2 million insurance recovery receivable recorded for the West Carrollton coal silo collapse.

Net cash provided by operating activities for 2009 was $60.9 million compared to $2.2 million net cash provided by operating activities in 2008. Net income, adjusted for non-cash charges, provided $54.2 million in operating cash for the period. Non-cash charges included $62.0 million in depreciation and amortization, $6.3 million of goodwill impairment charges, $4.0 million of non-cash employer matching contributions to the KSOP, $1.8 million of foreign exchange gain, $0.7 million of gain on the sale of C&H and $3.8 million of other non-cash charges. A $42.6 million net gain on debt extinguishment, which is discussed below in Cash Flows from Financing Activities, was also recorded during 2009. The change in working capital provided $19.3 million of cash largely due to a $14.7 million increase in accounts payable and accrued liabilities. This $14.7 million increase in accounts payable and accrued liabilities was attributable to a $9.4 million increase in the current portion of the Fox River Liabilities as well as a $5.5 million increase in accrued compensation for incentive compensation. A net $12.6 million of other uses was also recorded during 2009 which included a net change to the pension reserve of $5.5 million as the result of a $10.0 million contribution made to the pension fund during 2009 for the 2008 plan year.

Net cash provided by operating activities for 2008 was $2.2 million. The net loss, adjusted for non-cash items, provided $62.3 million in operating cash for the period. Non-cash charges included $59.4 million in depreciation and amortization, $83.4 million of impairment charges, $9.4 million of charges arising from the reclassification of other comprehensive loss associated with the interest rate swaps to interest expense, $5.8 million of non-cash employer matching contributions to the KSOP, $5.3 million of foreign exchange loss and $3.8 million of other non-cash charges. An $11.6 million net gain on debt extinguishment, which is discussed below in Cash Flows from Financing Activities, was also recorded during 2008.

Uses of cash included a $26.6 million unfavorable change in working capital. Major components of the $26.6 million increase in working capital were a $45.0 million decrease in accounts payable and accrued liabilities and a $14.9 million increase in inventories offset by decreased accounts receivable of $30.5 million, decreased other current assets of $1.1 million and an increase in the restructuring reserve of $1.7 million. Reduced employee incentive payments, reduced customer purchase incentives and reduced spending associated with 2008 expense reduction efforts and production downtime taken in December 2008 resulted in the $45.0 million decrease in accounts payable and accrued liabilities. Inventories increased during the year in anticipation of a planned reduction of mill output during completion of the expansion project at the West Carrollton, Ohio paper mill coupled with reduced shipment volumes caused by overall economic conditions. Reduced shipment volumes during the last quarter of the year and aggressive collection efforts resulted in the $30.5 million decrease in accounts receivable. Cash flows from operating activities also included $25.0 million of payments made against Appleton’s $25.0 million Fox River Liability.

Cash Flows from Investing Activities. As a result of the $56.0 million of cash proceeds from the July 2010 sale of APC and NEX, cash provided by investing activities totaled $39.4 million in 2010. During 2010, Appleton invested $17.8 million on capital projects. Current year cash flows from investing also included $1.0 million of insurance recovery, related to fixed assets, as a result of the West Carrollton coal silo collapse.

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

Cash Flows from Financing Activities. During 2010, net cash used by financing activities was $15.6 million. Appleton made mandatory debt repayments of $3.6 million, plus interest, on its secured term note payable, as amended, and the State of Ohio loans. As discussed below, in February 2010, Appleton completed a voluntary refinancing of its debt which included a new five-year, asset-backed $100 million revolving credit facility. As of year-end 2010, there was an outstanding balance on this revolving credit facility of $29.3 million. In addition, approximately $16.8 million of the revolving credit facility is used to support outstanding letters of credit.

    On November 1, 2010, Appleton voluntarily repaid the remaining $17.5 million balance of the secured term note payable, as amended, due December 2013. A payment of $18.9 million represented full and complete payment of all unpaid principal, accrued and unpaid interest and a prepayment fee. These funds were sourced from a combination of cash from operations and borrowing on the revolving credit facility. Upon payment, the note was terminated and Appleton was released from all obligations under the note. Debt extinguishment expense of $1.5 million was recorded as a result of the termination of this note. Appleton entered into this five-year, $22 million secured term note payable in November 2008. In February 2010, Appleton and the noteholder of this debt, further amended the terms of this note to eliminate a financial covenant and adjust the levels of the remaining financial covenants.

Proceeds from the issuance of PDC redeemable common stock totaled $3.6 million in 2010. The ESOP trustee purchased this stock using pre-tax payroll deferrals, rollovers and loan payments made by employees during 2010. Current year payments to redeem PDC common stock were $11.8 million. The net cash decrease realized from these proceeds and redemptions was $8.9 million less than in 2009.

Cash overdrafts decreased $2.6 million during the year. Cash overdrafts represent short-term obligations, in excess of deposits on hand, that have not yet cleared through the banking system. Fluctuations in the balance are a function of period-end payment patterns and the speed with which payees deposit the checks.

On February 8, 2010, Appleton completed a voluntary refinancing of its debt to extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility. The refinancing included the sale of $305.0 million of 10.5% senior secured first lien notes due June 2015 and a new five-year, asset-backed $100 million revolving credit facility. Proceeds from the sale of the senior secured notes, less expenses and discounts, were $292.2 million. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. It also contains an uncommitted accordion feature that allows Appleton to increase the size of the revolving credit facility by up to $25 million if Appleton can obtain commitments for the incremental amount. Borrowings under the new revolving credit facility will be limited to the sum of (a) 85% of the net amount of eligible accounts receivable and (b) the lesser of (i) 70% of the net amount of eligible raw materials and finished goods inventory or (ii) 85% of the net orderly liquidation value of such inventory. The Company’s borrowings under the revolving credit facility will initially bear interest at Appleton’s option at either base rate plus 3.00% or LIBOR plus 4.00% per annum. Thereafter, the interest rate may be reduced (and subsequently may be increased up to the foregoing levels or reduced from time to time) based on measures of Appleton’s average monthly unused availability as defined in the revolving credit facility. Initial borrowing totaled $20.6 million. A majority of the proceeds from this refinancing transaction were used to repay and terminate the senior secured credit facilities which included senior secured variable rate notes payable of $211.2 million, plus interest, and the revolving credit facility of $97.1 million, plus interest. Remaining proceeds were used to pay related transaction fees and expenses totaling $10.8 million. Debt extinguishment expenses of $5.5 million were also recorded as a result of this voluntary refinancing. The asset-backed revolving credit facility contains a debt covenant whereby if the Company's average availability ratio should fall below 20%, then the Company is subject to a fixed charge coverage ratio of not less than 1.10:1.00. The average availability ratio is calculated monthly and is a function of the Company's average outstanding revolver borrowing as compared to the borrowing base of eligible inventory and accounts receivable as discussed above. For further information see Note 11 of Notes to Consolidated Financial Statements.

During 2009, net cash used by financing activities was $47.8 million. Appleton made mandatory debt repayments of $6.1 million, plus interest, on its senior secured variable rate notes payable, secured term note payable, as amended, State of Ohio loans and capital lease obligation. At the end of 2009, Appleton used the proceeds of the sale of C&H to make an $8.1 million payment on the senior secured variable rate notes payable and to reduce the outstanding balance of the revolving credit facility. During 2009, Appleton borrowed $254.2 million and repaid $249.7 million against its revolving credit facility, leaving an outstanding balance of $88.2 million. Approximately $16.3 million of the revolving credit facility was used to support outstanding letters of credit. At January 2, 2010 there was approximately $40.5 million of unused borrowing capacity under the revolving credit facility which, in accordance with the second amendment to the senior secured credit facilities, was permanently reduced to $145 million on December 31, 2009. Appleton also incurred $8.6 million of debt acquisition costs as a result of the March 2009 amendments to the senior secured credit facilities and the senior secured term note payable and the September 2009 debt-for-debt exchange.

Proceeds from the issuance of PDC redeemable common stock totaled $4.1 million. Payments to redeem PDC common stock were $21.2 million. During first quarter 2009, the Company made market purchases of $7.5 million face value of its senior subordinated notes for a cash outlay of $1.7 million. As these notes were purchased at a price significantly less than face value, the Company recorded a $5.4 million net gain on these purchases. Cash overdrafts decreased $13.7 million during the year.

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

Description of Outstanding Indebtedness. Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in millions):

	2010	2009
The senior secured variable rate notes payable were paid off, in full, and terminated on February 8, 2010. At January 2, 2010 the notes were at 6.625%, $0.5 million due quarterly with $204.2 million due June 2013.	$-	$211.2
Secured term note payable, as amended, was paid off, in full, and terminated on November 1, 2010. At January 2, 2010 this note was at 14.25%, approximately $0.2 million due monthly with $6.8 million due December 2013	-	19.7
At January 2, 2010 the old revolving credit facility was at approximately 6.7%. On February 8, 2010, it was repaid in full and terminated.	-	88.2
New revolving credit facility at approximately 6.0%	29.3	-
Secured variable rate industrial development bonds, 0.6% average interest rate at January 1, 2011, $2.7 million due in 2013 and $6.0 million due in 2027	8.7	8.7
State of Ohio assistance loan at 6%, approximately $0.1 million due monthly and final payment due May 2017	7.1	8.0
State of Ohio loan at 1% until July 2011, then 3% until May 2019, approximately $30,000 due monthly and final payment due May 2019	2.5	2.8
Senior notes payable at 8.125%, due June 2011	17.5	17.5
Senior subordinated notes payable at 9.75%, due June 2014	32.2	32.2
Senior secured first lien notes payable at 10.5%, due June 2015	305.0	-
Unamortized discount on 10.5% senior secured first lien notes payable, due June 2015	(5.3)	-
Second lien notes payable at 11.25%, due December 2015	161.8	161.8
	558.8	550.1
Less obligations due within one year	(18.7)	(6.0)
	$540.1	$544.1

2010

On November 1, 2010, Appleton voluntarily repaid the remaining $17.5 million balance of the secured term note payable, as amended, due December 2013. A payment of $18.9 million represented full and complete payment of all unpaid principal, accrued and unpaid interest and a prepayment fee. These funds were sourced from a combination of cash from operations and borrowing on the revolving credit facility. Upon payment, the note was terminated and Appleton was released from all obligations under the note. Debt extinguishment expense of $1.5 million was recorded as a result of the termination of this note. Appleton entered into this five-year, $22 million secured term note payable in November 2008. In February 2010, Appleton and the noteholder of this debt, further amended the terms of this note to eliminate a financial covenant and adjust the levels of the remaining financial covenants.

On February 8, 2010, Appleton completed a voluntary refinancing of its debt to extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility. The refinancing included the sale of $305.0 million of 10.5% senior secured first lien notes due June 2015 and a new five-year, asset-backed $100 million revolving credit facility. Proceeds from the sale of the senior secured notes, less expenses and discounts, were $292.2 million. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. It also contains an uncommitted accordion feature that allows Appleton to increase the size of the revolving credit facility by up to $25 million if Appleton can obtain commitments for the incremental amount. Borrowings under the new revolving credit facility will be limited to the sum of (a) 85% of the net amount of eligible accounts receivable and (b) the lesser of (i) 70% of the net amount of eligible raw materials and finished goods inventory or (ii) 85% of the net orderly liquidation value of such inventory. The Company’s borrowings under the revolving credit facility will initially bear interest at Appleton's option at either base rate plus 3.00% or LIBOR plus 4.00% per annum. Thereafter, the interest rate may be reduced (and subsequently may be increased up to the foregoing levels or reduced from time to time) based on measures of Appleton’s average monthly unused availability as defined in the revolving credit facility. Initial borrowing totaled $20.6 million. A majority of the proceeds from this refinancing transaction were used to repay and terminate the senior secured credit facilities which included senior secured variable rate notes payable of $211.2 million, plus interest, and the revolving credit facility of $97.1 million, plus interest. Remaining proceeds were used to pay related transaction fees and expenses totaling $10.8 million. Debt extinguishment expenses of $5.5 million were also recorded as a result of this voluntary refinancing. The asset-backed revolving credit facility contains a debt covenant whereby if the Company's average availability ratio should fall below 20%, then the Company is subject to a fixed charge coverage ratio of not less than 1.10:1.00. The average availability ratio is calculated monthly and is a function of the Company's average outstanding revolver borrowing as compared to the borrowing base of eligible inventory and accounts receivable as discussed above. For further information, see Note 11 of Notes to Consolidated Financial Statements.

The 10.5% senior secured first lien notes due June 2015 rank senior in right of payment to all existing and future subordinated indebtedness of Appleton and equally in right of payment with all existing and future senior indebtedness of Appleton. The notes are secured by security interests in substantially all of the property and assets of Appleton and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of Appleton’s restricted subsidiaries (other than excluded restricted subsidiaries) and the parent entity. Initially, in addition to Appleton, this includes PDC and Appleton Papers Canada Ltd., as well as American Plastics Company, Inc. and New England Extrusion Inc. until their July 22, 2010 divestiture.

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

Appleton also exchanged $110.3 million of 9.75% senior subordinated notes for $66.2 million of newly issued 11.25% second lien notes payable due December 2015. This resulted in a debt reduction of $44.1 million. For accounting purposes, this exchange was considered debt extinguishment and $3.5 million of previously capitalized debt issuance costs related to the 9.75% notes were written off and recorded as debt extinguishment expense. Transaction costs of $5.8 million were paid. Of this $5.8 million of costs, $3.0 million was recorded as debt extinguishment expense and $2.8 million was capitalized and will be amortized over the term of the second lien notes. The $3.0 million of debt extinguishment expense included $2.7 million of additional 11.25% second lien notes issued as in-kind consent fees to the noteholders agreeing to the exchange. As a result of this transaction, $68.9 million of second lien notes were issued. A $37.4 million net gain on debt extinguishment was recorded in the Consolidated Statement of Operations related to the debt-for-debt exchange and the Second Amendment to the senior secured credit facilities (discussed below)

The 11.25% second lien notes due 2015, as amended, will accrue interest from the issue date at a rate of 11.25% per year and interest will be payable semi-annually in arrears on each June 15 and December 15, commencing on December 15, 2009. These notes are guaranteed by PDC and certain of present and future domestic and foreign subsidiaries. Guarantors include PDC and, American Plastics Company, Inc. and New England Extrusion Inc. until their July 22, 2010 divestiture. The guarantees of these notes are second-priority senior secured obligations of the guarantors. They rank equally in right of payment with all of the guarantors’ existing and future senior debt and rank senior in right of payment to all of the guarantors’ existing and future subordinated debt. The guarantees of these notes are effectively subordinated to all of the first priority senior secured debt of the guarantors, to the extent of the collateral securing such debt. These notes contain covenants that restrict Appleton’s ability and the ability of Appleton’s other guarantors to sell assets or merge or consolidate with or into other companies; borrow money; incur liens; pay dividends or make other distributions; make other restricted payments and investments; place restrictions on the ability of certain subsidiaries to pay dividends or other payments to Appleton; enter into sale and leaseback transactions; amend particular agreements relating to the transaction with former parent Arjo Wiggins Appleton Limited and the ESOP; and enter into transactions with certain affiliates. These covenants are subject to important exceptions and qualifications set forth in the indenture governing the 11.25% second lien notes due 2015, as amended. In advance of the voluntary refinancing that took place on February 8, 2010 (discussed above), on January 29, 2010, Appleton received the requisite consents from the beneficial owners of the second lien notes to certain amendments to the indenture governing these notes in order to (i) permit a transaction pursuant to which the ESOP will cease to own at least 50% of PDC, without triggering a requirement on the part of the Company to make an offer to repurchase the second lien notes and (ii) permit a capital contribution or operating lease of the black liquor assets located at the Company’s Roaring Spring, Pennsylvania facilities to a newly formed joint venture with a third-party in exchange for a minority equity interest in such joint venture.

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

Appleton’s senior secured credit facilities contained and its senior secured term note payable, as amended, contained provisions that required Appleton to maintain specified financial ratios. Prior to the waivers and amendments discussed below, the most restrictive limitations were quarter-end debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than a 4.50 to 1.00 ratio as such terms were defined in the debt agreements. As a result of the significant downturn in Appleton’s business markets and the resulting loss reported for the three months ended January 3, 2009, Appleton was not in compliance with the leverage ratio covenant at January 3, 2009, which constituted events of default under the debt agreements. In order to waive the events of default existing at January 3, 2009, under the senior secured credit facilities and the senior secured term note payable, and to amend other provisions of the agreements, Appleton and its lenders entered into the following agreements in March 2009:

•	First Amendment to the senior secured credit facilities and
•	First Amendment to the senior secured term note payable.

Under the First Amendment to the senior secured credit facilities, Appleton paid interest rates equal to LIBOR, but not less than 2%, plus 450 basis points for any amounts outstanding on the senior secured variable rate notes payable and, interest rates initially equal to LIBOR, but not less than 2%, plus 450 basis points for any amounts outstanding on the revolving credit facility. The First Amendment to the senior secured credit facilities provided a grid under which the interest rates payable, for amounts outstanding on the revolving credit facility, could be reduced, based on measures of Appleton’s total leverage as defined in the senior secured credit facilities. Under the First Amendment to the senior secured term note payable, Appleton paid an interest rate of 14.25% on the senior secured term note payable. For accounting purposes, the amendments to the senior secured credit facilities and the senior secured term note payable were treated as debt modifications. Appleton paid $2.8 million of fees to the creditors in conjunction with the amendment to the senior secured credit facilities. These debt issuance costs were capitalized to be amortized over the term of the modified agreement along with pre-existing unamortized debt issuance costs as an adjustment to interest expense over the remaining term of the modified agreement. Unamortized debt issuance costs of $0.1 million, relating to the revolving credit facility, were written off. The unamortized debt issuance costs remaining after the write-off were deferred to be amortized over the term of the modified revolving credit facility.

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

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. Also during first quarter 2008, Appleton fixed the interest rate, at 5.4%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. As discussed below, one of the swap contracts was terminated in February 2009. The covenant violation at January 3, 2009 and subsequent waiver and amendment, in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the two interest rate swap contracts that were placed in 2008. As amended, the senior secured credit facilities contained interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, Appleton concluded it was remote that the original forecasted transactions would occur as originally documented and reclassified as a charge against 2008 earnings, within interest expense, $9.4 million of swap losses originally classified in other comprehensive loss. The events of default also triggered an event of default pursuant to a cross-default provision under one of the interest rate swap contracts. As a result of the cross-default, the counterparty elected to terminate the swap contract. In February 2009, Appleton and the counterparty resolved Appleton’s obligation under the swap contract with an agreement to pay $4.7 million over the nine-month period ending October 2009. During 2009, Appleton paid $4.7 million in accordance with the termination agreement. As of January 2, 2010, the remaining swap contract was recorded as a long-term liability of $3.8 million based on a fair value measurement using Level 2 inputs. The fair value of the interest rate swap derivative was primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine the discounted cash flows. In comparison to the fair value reported at year-end 2008 of $4.7 million, the 2009 year-end fair value of this long-term liability was $0.9 million lower, with the gain recorded in interest expense on the Consolidated Statement of Operations for the year ended January 2, 2010. As a result of the February 2010 voluntary refinancing, Appleton paid $5.0 million, including interest, to settle this derivative.

The senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), senior secured term note payable, as amended, and second lien notes, as amended, contain affirmative and negative covenants. In general, the covenants contained in the senior credit facilities, as amended, were more restrictive than those of the second lien notes. Among other restrictions, the covenants contained in the senior credit facilities, as amended (prior to the February 2010 voluntary refinancing), and senior secured term note payable, as amended, required Appleton to meet specified financial tests, including leverage and fixed charge coverage ratios, which become more restrictive over the term of the debt. The senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), and the senior secured term note payable, as amended, also contained covenants which, among other things, restricted Appleton’s ability and the ability of Appleton’s other guarantors of the senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), and the senior secured term note payable, as amended, to incur liens; engage in transactions with affiliates; incur or guarantee additional indebtedness; declare dividends or redeem or repurchase capital stock; make loans and investments; engage in mergers, acquisitions, consolidations and asset sales; acquire assets, stock or debt securities of any person; amend its debt instruments; repay other indebtedness; use assets as security in other transactions; enter into sale and leaseback transactions; sell equity interests in the Company’s subsidiaries; and engage in new lines of business. The senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), restricted Appleton’s ability and the ability of Appleton’s other guarantors of the senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), to terminate the subchapter S corporation status of PDC or the qualified subchapter S subsidiary status of its subsidiaries eligible to elect such status; amend or terminate the ESOP; and amend other agreements related to the transaction with AWA.

The senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), contained a provision which defined an event of default to include defaults or events of default under other indebtedness as defined in the senior secured credit facilities. The senior secured term note payable, as amended, contained a provision which defined an event of default to include defaults or events of default under the senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), the senior notes, as amended, and the senior subordinated notes, as amended.

The senior secured credit facilities, as amended (prior to the February 2010 voluntary refinancing), were unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than two small foreign subsidiaries. In addition they were secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The senior secured term note payable, as amended, was unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it was secured by a lien on specified manufacturing equipment located in Appleton’s paper mill in West Carrollton, Ohio. The senior notes, as amended, and senior subordinated notes, as amended, are unconditionally guaranteed by PDC and Rose Holdings Limited as well as American Plastics Company, Inc. and New England Extrusion Inc. until their July 22, 2010 divestiture.

2008

During November 2008, Appleton entered into an additional senior secured borrowing consisting of a five-year, $22 million term note payable bearing interest at 12.5% per annum. In March 2009, Appleton agreed with the noteholder to amend the terms of the senior secured note payable. Pursuant to the amendment, Appleton paid an interest rate of 14.25% on the senior secured term note payable. In February 2010, Appleton and the noteholder further amended the terms of the senior secured note payable to eliminate a financial covenant and adjust the levels of the remaining financial covenants.

Off-Balance Sheet Arrangements. Appleton had no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of, or requirements for, capital resources at January 1, 2011.

Disclosures about Contractual Obligations, Commercial Commitments and Contingencies. A summary of Appleton’s significant contractual obligations, commercial commitments and contingencies as of January 1, 2011, is as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in millions)
Long-term debt (1)	$564.1	$18.7	$5.2	$531.2	$9.0
Capital lease obligation	0.1	-	0.1	-	-
Operating leases	17.0	7.1	7.7	2.0	0.2
Other long-term obligations (2)	455.8	78.7	174.6	145.8	56.7
Total contractual cash obligations	$1,037.0	$104.5	$187.6	$679.0	$65.9
(1)	The senior secured first lien notes payable at 10.5%, due June 2015, are included at face of $305.0 million.

(2)	Represents obligations for interest, pension funding, postretirement health benefits and deferred compensation payments.

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

	Estimate of Potential Commitment per Period
Other Commitments	Total	Less Than 1 Year	1-3 Years	4-5 Years
	(dollars in millions)
Estimated share repurchase liability	$68.2	$14.2	$ 28.0	$26.0

Appleton expects that a portion of this share repurchase liability will be funded from new deferrals from employees into the Company Stock Fund. Employees may defer, on a pre-tax basis, a percentage of their pay in an amount, subject to certain IRS limitations, equal to between 2% and 50% of their annual compensation. Participants have the option of directing their deferrals to the 401(k) Fund, the Company Stock Fund or a combination of both. Appleton believes that new deferrals from employees into the Company Stock Fund for the five-year period presented above will aggregate approximately $18 million and could be used to fund a portion of the repurchase liability set forth in the table above.

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

Collective Bargaining Agreements

Manufacturing employees at Appleton’s major manufacturing facilities in Appleton, Roaring Spring and West Carrollton are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”). Represented employees at the West Carrollton facility ratified a three-year labor agreement in March 2009. The labor contract at the Appleton facility expires in August 2011. The labor contract at the Roaring Spring facility expires in November 2011.

USW also represents employees at the Appleton, Camp Hill and Kansas City distribution centers. Employees at the Peterborough, Ontario, Canada facility are represented by Independent Paperworkers of Canada. Employees at the Portage, Wisconsin plant and other distribution centers in Georgia, Ohio and California are not represented.

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

Redeemable Common Stock. Redeemable equity securities are required to be accreted so the amount on the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Due to a reduction in the share price on June 30, 2010, partially offset by an increase in the share price on December 31, 2010, the Company reduced the redeemable common stock accretion by $7.0 million for the year ended January 1, 2011. Redeemable common stock is being accreted up to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of January 1, 2011. The earliest redemption date, as mandated by federal law, occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. The fair value of redeemable common stock is determined by an independent, third-party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $125 million has been determined. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

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

Income Taxes. In conjunction with the acquisition of Appleton, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes and, therefore, the Company anticipates that it will not incur any future U.S. federal income tax liability and minimal state and local income tax liabilities. Appleton’s Canadian subsidiary, Appleton Papers Canada Ltd., is not eligible for treatment as a qualified subchapter S subsidiary. As a result, the Company will incur a foreign tax liability. Appleton’s income tax reserve at January 1, 2011, covers various audit issues and provisions for certain non-U.S. entities. All U.S. federal C corporation tax years are closed. Various Canadian and state tax years remain open.

Inventories. Inventories are stated at the lower of cost or market. During fourth quarter 2010, Appleton changed its method of inventory accounting, for raw materials, work in process and finished goods inventories, from the LIFO method to the FIFO method. This was deemed a preferable method as the key users of the financial statements, including lenders, creditors and rating agencies, analyze results and require compliance with debt covenants using the FIFO method of accounting. Further, this will conform all of Appleton's inventories to the FIFO method of accounting and promote greater comparability with international competitors as Appleton expands its global sales. Stores and spare parts inventories are valued at average cost. Valuing inventories at the lower of cost or market requires the use of estimates and judgment relating to excess and obsolete inventory. Any actions taken by customers that could impact the value of inventory are considered when determining the lower of cost or market valuations.

Accounts Receivable. Accounts receivable are valued net of an allowance for uncollectible accounts. This allowance is based on an estimate of the portion of the receivables that will not be collected in the future. However, the ultimate collectability of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

Goodwill and Other Intangible Assets. The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. During fourth quarter 2009, Appleton performed its annual goodwill impairment analysis on the films reporting unit of the performance packaging business and is now reported as discontinued operations. In accordance with ASC 350, a Step One analysis was done to compare the fair value of the reporting unit to the carrying value. In Step One, the fair value of the reporting unit was estimated using a weighting of the “market” and “income” valuation approach. The “income” valuation approach estimates the enterprise value using a net present value model, which discounts projected free cash flows of the business at a computed weighted average cost of capital as the discount rate. The “market” valuation approach is based on the market multiple of guideline companies. If as a result of performing Step One, the carrying value of the reporting unit exceeded the fair value, Step Two is performed to allocate the fair value of the business to all assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit, as determined in the first step of the goodwill impairment test, was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit, over the amount assigned to its assets and liabilities is the implied fair value of goodwill. A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and the respective indefinite-lived intangible assets.

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

Employee Benefit Plans. The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement healthcare. The determination of its obligation and expense for pension and other postretirement benefits, such as retiree healthcare and life insurance, is dependent on the selection of certain assumptions used by its actuaries in calculating such amounts. Those assumptions include, among others and where applicable, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, may affect recognized expense and recorded obligations in such future periods. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends, when appropriate.

The discount rate is developed by selecting a portfolio of high-quality corporate bonds appropriate to provide for the projected benefit payments of the plan. This portfolio is selected from a universe of over 500 Aa-graded noncallable bonds available in the market as of December 31, 2010, further limited to those bonds with average yields between the 10th and 90th percentiles. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds selected to the discounted value of the plan’s benefit payments. Based on the methodology described above, and a selected portfolio of 18 bonds, Appleton has selected a discount rate of 5.75% for the pension plans to value year-end liabilities. The discount rate used at year-end 2009 was 6.00%.

The expected long-term rate of return on assets assumption is developed considering the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Expected returns for each asset class are developed using estimates of expected real returns plus expected inflation. Long-term expected real returns are derived from future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, the Company has selected 8.25% for both 2010 and 2009 as its long-term rate of return on assets assumption.

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

Alternative Fuels Tax Credit. The U.S. Internal Revenue Code provided a tax credit for companies that used alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, was refundable to the taxpayer. In February 2009, Appleton began mixing black liquor with diesel fuel and using the mixture at its mill in Roaring Spring, Pennsylvania. The Company applied to the Internal Revenue Service to be registered as an alternative fuel mixer and received its registration in May 2009. For the year ended January 2, 2010, Appleton filed for and received excise tax refunds totaling $17.7 million. The credits were recorded as a reduction to cost of sales on the Consolidated Statement of Operations for the year ended January 2, 2010. This credit expired as of December 31, 2009.

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

Compliance with environmental laws and regulations is an important facet of the business. Appleton expects to incur capital expenditures of approximately $1.1 million in 2011 and a total of approximately $12.6 million from 2012 through 2016 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. Appleton expects to continue to incur expenditures after 2016 in order to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements.

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

Appleton is involved from time to time in certain administrative and judicial proceedings and inquiries related to environmental matters. For a discussion of these environmental matters, see “Item 1. Business – Environmental” and Note 19 of the Notes to the Consolidated Financial Statements. Furthermore, from time to time Appleton may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of business. Appleton maintains a comprehensive insurance program to protect against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. Appleton has successfully defended such claims, settling some for amounts which are not material to its business and obtaining dismissals in others. While Appleton will vigorously defend itself in any similar cases that may be brought against it in the future, there can be no assurance that it will be successful.

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” requiring new disclosures of significant transfers in and out of Levels 1 and 2 fair value measurements, the reasons for the transfers, and separate reporting of purchases, sales, issuances and settlements in the roll forward of Level 3 fair value measurement activity. The new ASU also clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and disclosures should also be provided about valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements. The disclosures are required for either Level 2 or Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 (including interim periods within those fiscal years). During first quarter 2010, the Company adopted the portion of ASU No. 2010-06 relating to Level 2 fair value measurements and is currently evaluating the impact, if any, of the Level 3 disclosures on its financial statements. The disclosures required by adoption are included in Note 14 of Notes to Consolidated Financial Statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU amends previous accounting related to the consolidation of variable interest entities ("VIE") to require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, this ASU requires an ongoing reconsideration of the primary beneficiary and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This ASU was effective as of the beginning of each reporting entity’s first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company adopted ASU No. 2009-17 during first quarter 2010 and there was no material impact.

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

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

Appleton is exposed to market risk from changes in interest rates, foreign currency exchange rate fluctuations and commodity prices. To reduce these risks, it selectively uses financial instruments and other proactive risk management techniques. For additional information, see Note 2 to Consolidated Financial Statements, Derivative Financial Instruments and Hedging Activities, and Note 14 to Consolidated Financial Statements, Derivative Instruments and Hedging Activities.

Interest Rate Risk. Appleton was exposed to interest rate volatility with regard to its senior credit facilities. Primary exposure included movements in the U.S. prime rate and London Interbank Offered Rate, or LIBOR. Borrowings under the senior credit facilities bore interest at LIBOR plus a spread.

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. Also during first quarter 2008, Appleton fixed the interest rate, at 5.4%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. As discussed earlier, one of the swap contracts was terminated in February 2009. On February 8, 2010, the remaining swap contract was settled as part of the voluntary refinancing activity discussed earlier.

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

Appleton has entered into limited foreign exchange contracts to reduce the variability of the earnings and cash flow impacts of nonfunctional currency denominated activities between its Canadian distribution center and customers located outside the United States. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying items being hedged. Maturities of forward exchange contracts coincide with settlement dates of related transactions. Forward exchange contracts are designated as cash flow hedges in accordance with ASC 815, “Derivatives and Hedging.” At January 1, 2011, Appleton had outstanding $28.4 million of foreign exchange contracts hedging future accounts receivable. A 10% appreciation or depreciation in the Canadian dollar at January 1, 2011 would not have a significant impact on Appleton’s consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows.

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

Appleton selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the consolidated balance sheet at fair value using inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the strike price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At January 1, 2011, the hedged volumes of these contracts totaled 501,000 MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2011.

Item 8.            Financial Statements and Supplementary Data

1.  Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of Paperweight Development Corp. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of redeemable common stock, accumulated deficit, accumulated other comprehensive (loss) income and comprehensive (loss) income present fairly, in all material aspects, the financial position of Paperweight Development Corp. and its subsidiaries at January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for inventory in 2010.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 11, 2011

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
	January 1, 2011	January 2, 2010
ASSETS
Current assets
Cash and cash equivalents	$3,772	$9,963
Accounts receivable, less allowance for doubtful accounts of $1,435 and $1,356, respectively	93,374	81,485
Inventories	110,032	105,017
Other current assets	41,992	54,758
Assets of discontinued operations	-	17,772
Total current assets	249,170	268,995

Property, plant and equipment, net of accumulated depreciation of $470,676 and $431,225, respectively	354,601	385,129
Intangible assets, net	48,449	50,780
Environmental indemnification receivable	-	28,600
Other assets	24,779	16,815
Assets of discontinued operations	-	40,332
Total assets	$676,999	$790,651

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$18,694	$5,955
Accounts payable	48,651	55,384
Accrued interest	3,094	5,218
Other accrued liabilities	62,988	91,363
Liabilities of discontinued operations	-	5,733
Total current liabilities	133,427	163,653

Long-term debt	540,131	544,113
Postretirement benefits other than pension	45,133	50,609
Accrued pension	88,583	101,312
Environmental liability	-	28,600
Other long-term liabilities	5,716	9,087
Commitments and contingencies (Note 19)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 9,713,212 and 10,097,099, respectively	110,045	122,087
Accumulated deficit	(153,765)	(129,093)
Accumulated other comprehensive loss	(92,271)	(99,717)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$676,999	$790,651

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009

Net sales	$849,884	$761,807	$854,923

Cost of sales	684,488	603,247	683,427

Gross profit	165,396	158,560	171,496

Selling, general and administrative expenses	137,304	128,452	156,106
Restructuring and other charges	-	-	2,578
Environmental expense insurance recovery	(8,947)	-	-

Operating income	37,039	30,108	12,812

Other expense (income)
Interest expense	65,772	51,291	54,267
Debt extinguishment expense (income), net	7,010	(42,602)	(11,598)
Interest income	(327)	(402)	(1,071)
Litigation settlement, net (Note 19)	-	-	(22,274)
Foreign exchange loss (gain)	600	(1,506)	4,523
Other (income) loss	(1,029)	(820)	1,538

(Loss) income from continuing operations before income taxes	(34,987)	24,147	(12,573)

Provision (benefit) for income taxes	176	333	(317)

(Loss) income from continuing operations	(35,163)	23,814	(12,256)

Discontinued operations
Income (loss) from discontinued operations, net of income taxes	3,499	(606)	(80,965)

Net (loss) income	$(31,664)	$23,208	$(93,221)

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED
(dollars in thousands)

	For the Year Ended January 1, 2011	For the Year Ended January 2, 2010	For the Year Ended January 3, 2009
Cash flows from operating activities:
Net (loss) income	$(31,664)	$23,208	$(93,221)
Adjustments to reconcile net (loss) income to net cash (used)
provided by operating activities:
Depreciation	48,578	58,279	54,995
Amortization of intangible assets	2,908	3,755	4,401
Impairment of discontinued operations goodwill and long-lived assets	-	6,341	83,390
Amortization of financing fees	4,080	3,115	2,199
Amortization of bond discount	745	-	-
Employer 401(k) noncash matching contributions	3,209	4,006	5,807
Foreign exchange loss (gain)	559	(1,819)	5,310
Net gain from involuntary conversion of equipment	(638)	-	-
Loss on disposals of equipment	419	574	1,450
Gain on sale of business	(2,560)	(755)	-
Accretion of capital lease obligation	33	68	111
Recognition of noncash expense associated with interest rate swaps	-	-	9,446
Loss (gain) on debt extinguishment	7,010	(42,602)	(11,598)
Fox River insurance recovery	(9,053)	-	-
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(14,540)	(187)	30,493
Inventories	(6,026)	5,691	(14,953)
Other current assets	(6,739)	1,300	1,046
Accounts payable and other accrued liabilities	(9,273)	14,695	(44,965)
Restructuring reserve	-	(2,138)	1,740
Accrued pension	(7,279)	(5,484)	(5,524)
Fox River liabilities	-	-	(25,000)
Other, net	(9,754)	(7,132)	(2,975)

Net cash (used) provided by operating activities	(29,985)	60,915	2,152

Cash flows from investing activities:
Proceeds from sale of equipment	208	27	159
Net change in cash due to sale of Bemrose Group Limited	-	-	(999)
Net change in cash due to sale of C&H Packaging, Inc.	-	16,875	-
Net change in cash due to sale of Films	56,000
Insurance proceeds from involuntary conversion	1,029	-	-
Additions to property, plant and equipment	(17,839)	(24,556)	(99,534)

Net cash provided (used) by investing activities	39,398	(7,654)	(100,374)

Cash flows from financing activities:
Payments of senior secured notes payable	(211,225)	(10,400)	(2,813)
Payments of senior notes payable	-	-	(27,990)
Payments of senior subordinated notes payable	-	(1,687)	-
Proceeds from senior secured first lien notes payable	299,007	-	-
Debt acquisition costs	(10,847)	(8,642)	(279)
Payments relating to capital lease obligation	(721)	(731)	(731)
Proceeds from old revolving line of credit	21,350	254,201	396,707
Payments of old revolving line of credit	(109,575)	(249,710)	(312,973)
Proceeds from new revolving line of credit	316,993	-	-
Payments of new revolving line of credit	(287,693)	-	-
Proceeds from State of Ohio loan	-	3,000	-
Payments of State of Ohio loan	(1,151)	(958)	(325)
Proceeds from secured financing	-	-	22,000
Payments of secured financing	(20,905)	(2,120)	(186)
Proceeds from issuance of redeemable common stock	3,561	4,135	6,426
Payments to redeem common stock	(11,811)	(21,162)	(27,930)
(Decrease) increase in cash overdraft	(2,628)	(13,717)	5,729

Net cash (used) provided by financing activities	(15,645)	(47,791)	57,635

Effect of foreign exchange rate changes on cash and cash equivalents	41	313	(71)
Change in cash and cash equivalents	(6,191)	5,783	(40,658)
Cash and cash equivalents at beginning of period	9,963	4,180	44,838

Cash and cash equivalents at end of period	$3,772	$9,963	$4,180

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Comprehensive Income (Loss)

Balance, December 29, 2007	11,116,751	$182,040	$(89,652)	$3,679

Comprehensive loss:
Net loss	-	-	(93,221)	-	$(93,221)
Adjustment for the change in measurement date due to the adoption of ASC 715	-	-	(473)	-	(473)
Changes in retiree plans	-	-	-	(98,395)	(98,395)
Disposal of Bemrose pension plan	-	-	-	7,976	7,976
Foreign currency translation adjustment	-	-	-	(8,110)	(8,110)
Realized and unrealized losses on derivatives	-	-	-	(319)	(319)
Total comprehensive loss			-		$(192,542)
Issuance of redeemable common stock	497,130	12,055	-	-
Redemption of redeemable common stock	(969,987)	(27,930)	-	-
Accretion of redeemable common stock	-	(18,291)	18,291	-
Balance, January 3, 2009	10,643,894	$147,874	$(165,055)	$(95,169)

Comprehensive income:
Net income	-	-	23,208	-	$23,208
Changes in retiree plans	-	-	-	(5,099)	(5,099)
Realized and unrealized gains on derivatives	-	-	-	551	551
Total comprehensive income					$18,660

Issuance of redeemable common stock	522,602	8,129	-	-
Redemption of redeemable common stock	(1,069,397)	(21,162)	-	-
Accretion of redeemable common stock	-	(12,754)	12,754	-
Balance, January 2, 2010	10,097,099	$122,087	$(129,093)	$(99,717)

Comprehensive loss:
Net loss	-	-	(31,664)	-	$(31,664)
Changes in retiree plans	-	-	-	7,306	7,306
Realized and unrealized gains on derivatives	-	-	-	140	140
Total comprehensive loss					$(24,218)

Issuance of redeemable common stock	562,003	6,761	-	-
Redemption of redeemable common stock	(945,890)	(11,811)	-	-
Accretion of redeemable common stock	-	(6,992)	6,992	-
Balance, January 1, 2011	9,713,212	$110,045	$(153,765)	$(92,271)

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying consolidated financial statements, after the elimination of intercompany accounts and transactions, include the accounts of Paperweight Development Corp. (“PDC”) and its 100%-owned subsidiaries (collectively the “Company”) for the years ended January 1, 2011, January 2, 2010, and January 3, 2009. The Company has performed an evaluation of subsequent events.

NATURE OF OPERATIONS

Appleton Papers Inc. (“Appleton”) is the primary operating subsidiary of PDC. Appleton creates product solutions for customers and end users through its development and use of coating formulations and applications as well as microencapsulation, and security technologies. The Company has three reportable segments: carbonless papers, thermal papers and Encapsys (see Note 24, Segment Information).

Prior to first quarter 2010, the reportable segments were coated solutions, thermal papers, security papers and performance packaging. The financial results of the Encapsys business had previously been included within the coated solutions segment. Encapsys provides microencapsulation technologies and microencapsulated products for Appleton’s production of carbonless papers and commercially to external customers. It has grown to be an increasingly significant business and is forecasted to continue this trend. As a result of this growth, there is a specific management team in place to oversee the development, marketing and manufacturing of these products. With the breakout of Encapsys, the only remaining product line within coated solutions was carbonless papers. As a result of a business and management realignment of the Company’s paper business, previously reported security papers has been combined with carbonless papers to become the carbonless papers reportable segment. The carbonless papers segment and the thermal papers segment each operate under separate management teams to encourage a singular focus on specific markets and customers and their respective needs. All prior period financial information has been restated to conform to this new segment presentation.

The carbonless papers segment, which includes carbonless and security paper products, is the largest component of Appleton’s paper business. Carbonless paper is used to make multipart business forms such as invoices and purchase orders. Appleton produces coated products for point-of-sale displays and other design and print applications and offers custom coating solutions. Carbonless products are sold directly to converters, business forms printers and merchant distributors who stock and sell carbonless paper to printers. Appleton produces security papers with features that resist forgery, tampering and counterfeiting. Appleton’s portfolio of products incorporates security technologies, including watermarks, taggants, reactive chemicals, embedded threads and fibers and machine-readable technologies, to serve global markets. Appleton focuses on financial and identity documents for business and government such as checks, visas, automobile titles and birth certificates. Sales within the carbonless papers segment accounted for approximately 56% of consolidated net sales in 2010, 61% of consolidated net sales in 2009 and 66% of consolidated net sales in 2008.

The thermal papers segment focuses on the development of substrates for the transaction and item identification markets. Thermal paper is used in four principal market segments: (1) point-of-sale products for retail receipts and coupons; (2) labels for shipping, warehousing, medical and clean-room applications; (3) tags and tickets for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart products for engineering, industrial and medical diagnostic charts. Point-of-sale products are sold to printers and converters who in turn sell to end-user customers or to resellers such as office supply stores, office superstores, warehouse clubs, mail order catalogs, equipment dealers, merchants and original equipment manufacturers. Label products are sold to companies who apply pressure sensitive adhesive coatings and release liners and then sell these products to label printers. Tag, ticket and chart grades are sold to specialty printing companies who convert them to finished products such as entertainment, lottery and gaming tickets, tags, coupons and medical charts. Sales within the thermal papers segment accounted for approximately 40% of consolidated net sales in 2010, 37% of consolidated net sales in 2009 and 33% of consolidated net sales in 2008.

The Encapsys segment discovers, develops and manufactures microencapsulation solutions for external partner companies and for Appleton’s carbonless papers segment. Microencapsulation is the process of putting a microscopic wall around a core substance. Appleton helped the NCR Corporation (“NCR”) produce the first commercial application for microencapsulation in 1954 with the introduction of carbonless paper. Since then, Appleton researchers have developed the art and science of microencapsulation and are working with partners and potential partners in industries as diverse as agriculture, paints and coatings, food, pharmaceuticals, paper, textiles, personal and household care, adhesives, and oil and gas. The Encapsys segment leverages Appleton’s extensive technical knowledge and experience with microencapsulation and uses an open innovation process with partner companies to develop successful technical solutions for those companies. Sales within the Encapsys segment accounted for approximately 6% of consolidated net sales in 2010, 5% of consolidated net sales in 2009 and 4% of consolidated net sales in 2008.

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

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million (see Note 19, Commitments and Contingencies). During 2008, Appleton paid $25 million to satisfy its portion of the Fox River Liabilities not indemnified by the agreement with AWA and, AWA has resumed responsibility for any remaining Fox River Liabilities.

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy provides up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. At January 1, 2011, the policy had $24.6 million of remaining coverage which is sufficient to cover Appleton’s currently estimated share of the Fox River Liabilities. AWA’s obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended. The indemnification agreements negotiated with AWA and Commerce & Industry Insurance policy are designed to ensure that Appleton will not be required to fund any of the indemnified costs and expenses in relation to the Fox River Liabilities and to assure the ESOP trustee and Appleton’s lenders and investors that Appleton will not have to rely solely on AWA itself to make these payments. This arrangement is working as designed and is expected to continue to protect Appleton with respect to the indemnified costs and expenses, based on Appleton’s review of the insurance policy and the financial condition of AWA and Commerce & Industry Insurance Company. AWA, PDC, the special purpose subsidiaries and the policyholder entered into a relationship agreement, which, among other things and subject to certain limited exceptions, prohibits AWA and PDC from taking any actions that would result in any change to this design structure.

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

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company’s fiscal year is the 52-week or 53-week period ending the Saturday nearest December 31. Fiscal year 2010 was a 52-week period ending January 1, 2011. Fiscal year 2009 was a 52-week period ending January 2, 2010. Fiscal year 2008 was a 53-week period ending on January 3, 2009.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more critical estimates made by management relate to environmental contingencies, pension and postretirement assumptions, accrued discounts, restructuring charges and accruals, intangible and tangible asset impairment analyses, fair market value of redeemable common stock, and receivable reserves. Actual results could differ from those estimates.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

RECLASSIFICATIONS

Certain prior year financial statement classifications have been revised to conform to their current year presentation. See Note 3, Discontinued Operations, which discusses reclassifications made to the financial statements to present recently divested subsidiaries as discontinued operations.

REVENUE RECOGNITION

Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company’s price to the customer is fixed; collectability is reasonably assured; and title has transferred to the customer. These criteria are met at the time of shipment. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized. The Company generally does not invoice its customers for shipping and handling fees, which are classified as selling, general and administrative expenses and totaled approximately $48 million for 2010, $42 million for 2009 and $56 million for 2008.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company selectively uses financial instruments to manage some market risk from changes in interest rates, foreign currency exchange rates or commodity prices and follows the guidance of ASC 815, “Derivatives and Hedging.” The fair values of all derivatives are recorded in the consolidated balance sheet. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive loss, depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

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

Appleton selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the consolidated balance sheet at fair value. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings.

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. In March 2008, Appleton fixed the interest rate, at 5.40%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. The interest rate swaps were being accounted for as cash flow hedges. As of January 3, 2009, these swap contracts, or derivatives, were recorded as $9.4 million of liabilities based on fair value measurements using Level 2 inputs as described in ASC 820, “Fair Value Measurements and Disclosures.” As discussed in Note 11, Long-Term Obligations, the covenant violation at January 3, 2009 and subsequent waiver and amendment, in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the two interest rate swap contracts that were placed in 2008. As amended, the senior secured credit facilities contained interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, Appleton concluded it was remote that the original forecasted transactions would occur as originally documented and therefore reclassified as a charge against 2008 earnings, within interest expense, $9.4 million of swap losses originally classified in other comprehensive loss. The events of default also triggered an event of default pursuant to a cross-default provision under one of the interest rate swap contracts. As a result of the cross-default, the counterparty elected to terminate the swap contract. In February 2009, Appleton and the counterparty resolved Appleton’s obligation under the swap contract with an agreement to pay $4.7 million over the nine-month period ending October 2009. As of January 2, 2010, this obligation has been satisfied. At year-end 2009, the remaining swap contract was recorded at $3.8 million of long-term liability based on fair value measurements using Level 2 inputs as described in ASC 820, with any post-2008 fluctuations in market value being reflected as adjustments to interest expense. On February 8, 2010, the remaining swap contract was settled as part of the voluntary refinancing activity discussed in Note 11, Long-Term Obligations.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As discussed above, for the year ended January 3, 2009, $9.4 million of swap losses originally classified in other comprehensive loss were recognized in earnings. For the years ended January 1, 2011 and January 2, 2010, the amount recognized in earnings due to ineffectiveness of hedge transactions was immaterial. The amount reported as realized and unrealized gains on derivatives of $0.1 million for 2010 and $0.6 million in 2009, in accumulated other comprehensive (loss) income, represents the net gain on derivatives designated as cash flow hedges. The amount reported as realized and unrealized losses on derivatives of $0.3 million for 2008, in accumulated other comprehensive (loss) income, represents the net loss on derivatives designated as cash flow hedges.

CASH EQUIVALENTS

Cash equivalents consist of funds invested in institutional money market funds with daily liquidity. At January 1, 2011 and January 2, 2010, there were cash overdrafts of approximately $9.0 million and $11.6 million, respectively, which are included in accounts payable within the accompanying consolidated balance sheets.

INVENTORIES

Inventories are stated at the lower of cost or market. During fourth quarter 2010, Appleton changed its method of inventory accounting, for raw materials, work in process and finished goods inventories, from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. This was deemed a preferable method as the key users of the financial statements, including lenders, creditors and rating agencies, analyze results and require compliance with debt covenants using the FIFO method of accounting. Further, this will conform all of Appleton's inventories to the FIFO method of accounting and promote greater comparability with international competitors as Appleton expands its global sales. Stores and spare parts inventories are valued at average cost. Finished goods and work in process inventories include the cost of materials, labor and manufacturing overhead.

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

INTANGIBLE ASSETS

Certain intangible assets (including a portion of registered trademarks) have been determined to have indefinite useful lives and will not be amortized until their useful lives are determined to no longer be indefinite. Other intangible assets (customer relationships and the remaining registered trademarks) are amortized over their estimated useful lives of 20 to 25 years.

IMPAIRMENT OF GOODWILL, INTANGIBLES AND LONG-LIVED ASSETS

The Company reviewed the carrying value of goodwill for impairment annually or more frequently if events or changes in circumstances indicated that the goodwill might be impaired. This impairment analysis consisted of a comparison of the fair value of the related reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeded its fair value, a second step to test for impairment was performed. With the sale of C&H in 2009 and APC and NEX in 2010, Appleton no longer carries goodwill on its balance sheet.

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

Ineligible subsidiaries account for income taxes in accordance with ASC 740, “Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets in those circumstances where it is more likely than not that some or all of the deferred tax asset may not be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective December 30, 2007, the Company adopted ASC 820, “Fair Value Measurements and Disclosures” for financial assets. Effective January 4, 2009, the Company adopted ASC 820 for nonfinancial assets. ASC 820 establishes a new framework for measuring fair value and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

ASC 820 expanded the definition of fair value to include the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or by Appleton) will not be fulfilled. For financial assets traded in an active market (Level 1 and certain Level 2), the nonperformance risk is included in the market price. For certain other financial assets and liabilities (Level 2 and 3), fair value calculations have been adjusted accordingly.

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

In addition to the methods and assumptions used to record the fair value of financial instruments as discussed above, the following methods and assumptions are used to estimate the fair value of financial instruments as required by ASC 825, “Financial Instruments.”  Cash and cash equivalents, accounts receivable and accounts payable recorded in the balance sheets approximate fair value based on the short maturity of these instruments. Fair values of long-term debt are estimated based on market conditions and interest rates available to the Company for similar financial instruments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of the non-owner changes in equity, or accumulated other comprehensive (loss) income, are as follows (dollars in thousands):

	2010	2009
Changes in retiree plans	$(92,657)	$(99,963)

Realized and unrealized gains on derivatives	386	246
	$(92,271)	$(99,717)

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled $12.5 million in 2010, $12.0 million in 2009 and $14.2 million in 2008.

ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” requiring new disclosures of significant transfers in and out of Levels 1 and 2 fair value measurements, the reasons for the transfers, and separate reporting of purchases, sales, issuances and settlements in the roll forward of Level 3 fair value measurement activity. The new ASU also clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and disclosures should also be provided about valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements. The disclosures are required for either Level 2 or Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 (including interim periods within those fiscal years). During first quarter 2010, the Company adopted the portion of ASU No. 2010-06 relating to Level 2 fair value measurements and is currently evaluating the impact, if any, of the Level 3 disclosures on its financial statements. The disclosures required by adoption are included in Note 14 of Notes to Consolidated Financial Statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU amends previous accounting related to the consolidation of variable interest entities ("VIE") to require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, this ASU requires an ongoing reconsideration of the primary beneficiary and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This ASU was effective as of the beginning of each reporting entity’s first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company adopted ASU No. 2009-17 during first quarter 2010 and there was no material impact.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.         DISCONTINUED OPERATIONS

On July 2, 2010, Appleton entered into a stock purchase agreement with NEX Performance Films Inc. (“Films”), an entity affiliated with Mason Wells Buyout Fund II, Limited Partnership whereby Appleton agreed to sell all of the outstanding capital stock of American Plastics Company, Inc. (“APC”) and New England Extrusion Inc. (“NEX”) for a cash purchase price of $58 million. This transaction closed on July 22, 2010, with Appleton receiving $56 million at the time of closing and $2 million held in escrow, on behalf of Appleton, for the next 12 months to satisfy potential claims under the stock purchase agreement with Films. The cash proceeds of the sale were used to reduce debt. As a result of the sale, a $0.4 million gain has been recorded in income from discontinued operations on the Consolidated Statement of Operations for the year ended January 1, 2011. APC was acquired in 2003 and is located in Rhinelander, Wisconsin. NEX was acquired in 2005 and has manufacturing operations in Turners Falls, Massachusetts, and Milton, Wisconsin.

During second quarter 2009, Appleton committed to a formal plan to sell C&H Packaging Company, Inc. (“C&H”). C&H, located in Merrill, Wisconsin, was acquired in 2003. On December 18, 2009, Appleton completed the sale of C&H to The Interflex Group, Inc. receiving $16.9 million of cash and a receivable for $0.2 million relating to a working capital adjustment. This receivable was paid in full in February 2010. As a result of the sale, a $0.8 million gain was recorded in fourth quarter 2009.

Together, APC, NEX and C&H comprised Appleton’s former performance packaging business segment. Since APC, NEX and C&H engage in the manufacture, printing, converting, marketing and sale of high-quality single and multilayer polyethylene films for packaging applications, their operations did not align with Appleton’s strategic, long-term focus on its core competencies of specialty papers and microencapsulation. Despite the December 2009 sale of C&H, the Company had significant continuing involvement in C&H and therefore historical operating results were reported as continuing operations. With the July 2010 divestiture of APC and NEX, this continuing involvement ceased. Therefore, C&H’s operating results have been reclassified and are now reported as discontinued operations. The operating results, assets and liabilities of APC and NEX have also been reclassified and are reported as discontinued operations. As of the end of second quarter 2010, depreciation and amortization expense was suspended for APC and NEX, resulting in a $0.2 million reduction in expense.

The following table presents the net sales and income (loss) from discontinued operations for C&H, APC and NEX (dollars in thousands):

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Net sales	$51,581	$99,785	$112,246

Operating income	$3,513	$5,736	$5,878
Impairment charge	-	(6,341)	(39,645)
Income (loss) before income taxes	3,513	(605)	(33,767)
Provision for income taxes	14	1	49
Income (loss) from discontinued operations	$3,499	$(606)	$(33,816)

In accordance with ASC 350, “Goodwill and Other Intangible Assets,” Appleton performed its annual goodwill assessment during the fourth quarter of 2008 and 2009 and determined goodwill impairments existed at C&H, APC and NEX. These impairment charges, as well as the third quarter 2008 goodwill impairment charge taken at APC and NEX, are recorded in discontinued operations.

As noted above, the assets and liabilities of APC and NEX have been reclassified at January 2, 2010, as discontinued operations in the accompanying balance sheets, the major classes of which are detailed in the following table (dollars in thousands):

January 2, 2010
Current assets, excluding cash	$17,772
Property, plant and equipment, net	20,469
Other long-term assets	19,863
Current liabilities	(5,733)
Net assets of discontinued operations	$52,371

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Late in 2007, Appleton committed to a formal plan to sell Bemrose Group Limited (“Bemrose”), its secure and specialized print services business based in Derby, England. On August 1, 2008, Appleton completed the sale of Bemrose receiving £2.0 million ($3.9 million) of cash and £3.2 million ($6.4 million) of notes receivable to be settled within 75 and 180 days after closing. The first tranche of notes receivable was paid in November 2008, however, due to continuing difficult business conditions in Bemrose markets, Appleton established a £1.0 million ($1.5 million) reserve against the £2.0 million ($3.0 million) remaining principal and interest due at year-end 2008. During second quarter 2009, Appleton and Bemrose negotiated an amendment to the original sales agreement related to the second tranche of the note receivable. Bemrose agreed to pay Appleton £1.5 million ($2.5 million). In return, Appleton agreed to release Bemrose from the remaining £0.5 million ($0.8 million). During July 2009, £1.0 million ($1.6 million) was received from Bemrose. These renegotiated terms resulted in a partial recovery of the reserve established at year-end 2008 and the recording of a £0.5 million ($0.8 million) gain during second quarter 2009. This gain is included in other (income) loss from continuing operations in the Consolidated Statement of Operations for the year ended January 2, 2010. During December 2009, £0.5 million ($0.9 million) was received from Bemrose as final payment, including interest due, of this note. The expense related to the $1.5 million reserve established at year-end 2008 is included in other (income) loss from continuing operations in the Consolidated Statement of Operations for the year ended January 3, 2009. The operating results of Bemrose for the year ended January 3, 2009, have been reclassified and are reported as discontinued operations.

    The following table presents the net sales and loss before income taxes of Bemrose (dollars in thousands):

For the Year Ended January 3, 2009
Net sales	$55,675

Operating loss	$(3,404)
Impairment charge	(43,745)
Loss before income taxes	(47,149)
Provision for income taxes	-
Loss from discontinued operations	$(47,149)

Bemrose was previously reported as a separate reportable segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.         BUSINESS INTERRUPTION AND PROPERTY LOSS

Manufacturing operations at Appleton’s West Carrollton, Ohio paper mill were temporarily interrupted in July 2010 by the collapse of one of its coal silos. The incident caused no injuries. One boiler was extensively damaged as well as the supporting infrastructure for two other boilers. While most of the West Carrollton facility was undamaged, the collapse of the coal silo reduced the mill’s ability to produce the power and steam required to operate its manufacturing equipment. The thermal coater resumed production a few days later and the remainder of the mill resumed production in early August. The boiler that was extensively damaged is expected to be back online sometime during the first half of 2011. Appleton managed customer orders and shifted paper production to other company-owned manufacturing facilities in order to minimize any impact to its customers.

Losses associated with property damage and business interruption are covered by insurance subject to a deductible of $1.0 million. Property damage, cost to repair and business interruption are estimated to be between $25 and $27 million in the aggregate, of which, approximately $21 million has been incurred through year-end 2010. Expenses associated with property damage and business interruption, totaling $17.1 million, have been reported in cost of sales within the Consolidated Statement of Operations for the year ended January 1, 2011. According to the terms of the insurance policy, Appleton has recorded a $17.1 million recovery as a reduction to cost of sales for the year ended January 1, 2011. Business interruption coverage also includes recovery from lost margins related to the accident and therefore, Appleton has recorded a gain of $0.6 million in cost of sales within the Consolidated Statement of Operations for the year ended January 1, 2011, as this amount has been agreed with the insurer. Appleton also recorded a $0.4 million involuntary conversion loss on fixed assets associated with the property loss in its Consolidated Statement of Operations for the year ended January 1, 2011.

Capital spending of approximately $2.5 million has been incurred for work associated with bringing the damaged boiler back online. Of the $2.5 million, $1.0 million, net of the $1.0 million deductible, is recorded as a gain in other (income) loss. As of January 1, 2011, Appleton received a $10.0 million advance from the insurer. An insurance recovery receivable of $8.2 million, net of a $0.9 million valuation reserve, is included in other current assets on the Consolidated Balance Sheet as of January 1, 2011. Thus far, during first quarter 2011, Appleton has received an additional $4.0 million from the insurer.

5.         GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. With the sale of C&H Packaging, Inc. in 2009 and APC and NEX in 2010, Appleton no longer carries goodwill on its balance sheet as it was all assigned to discontinued operations.

During fourth quarter 2009, Appleton performed its annual goodwill impairment analysis on the films reporting unit of the performance packaging business, which was comprised of APC and NEX and has been reclassified as discontinued operations. In accordance with ASC 350, a Step One analysis was done to compare the fair value of the reporting unit to the carrying value. In Step One, the fair value of the reporting unit was estimated using a weighting of the “market” and “income” valuation approach. The “income” valuation approach estimates the enterprise value using a net present value model, which discounts projected free cash flows of the business at a computed weighted average cost of capital as the discount rate. The “market” valuation approach is based on the market multiple of guideline companies. If as a result of performing Step One, the carrying value of the reporting unit exceeded the fair value, Step Two is performed to allocate the fair value of the business to all assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit, as determined in the first step of the goodwill impairment test, was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit, over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The carrying value of the performance packaging goodwill exceeded the implied fair value of the goodwill and therefore, an impairment loss was recognized to the extent of the excess of $6.3 million in the fourth quarter of 2009 and is included in loss from discontinued operations. Due to revised future cash flow projections, the impairment calculation done at year-end 2009 utilized an EBITDA margin of approximately 11% compared to an EBITDA margin of approximately 14% at year-end 2008. The 11.5% discount rate used in the 2009 calculation was 1% lower than the discount rate used in the prior year calculation. As of January 2, 2010, goodwill within this reporting unit was $2.9 million and is included in assets of discontinued operations.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During third quarter 2008, an impairment analysis was performed on the performance packaging business due to the depressed economic future outlook and revised future cash flow projections. As a result of this impairment analysis, a $17.7 million goodwill impairment charge was recorded and is included in loss from discontinued operations. As was done during fourth quarter 2009 and explained above, Appleton performed its annual goodwill impairment analysis on the performance packaging business during fourth quarter 2008. The carrying value of the performance packaging goodwill exceeded the implied fair value of the goodwill and therefore, an impairment loss was recognized to the extent of the excess of $21.9 million in the fourth quarter of 2008 and is included in loss from discontinued operations. Total impairment loss recorded in loss from discontinued operations for 2008 was $39.6 million.

Changes in the carrying amount of goodwill, which was assigned entirely to the former performance packaging segment and reported in discontinued operations, are as follows (dollars in thousands):

	2010	2009

Beginning of year balance
Goodwill	$45,986	$50,246
Accumulated impairment losses	(45,986)	(39,645)
	-	10,601
Impairment losses	-	(6,341)
Goodwill related to discontinued operations of C&H	-	(1,350)
Goodwill related to discontinued operations of APC and NEX	-	(2,910)
End of year balance Goodwill	45,986	45,986
Accumulated impairment losses	(45,986)	(45,986)
	$-	$-

The Company’s other intangible assets consist of the following (dollars in thousands):

	As of January 1, 2011		As of January 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$22,079	$44,665	$19,981
Patents	12,376	12,376	14,013	14,013
Customer relationships	5,365	2,367	5,365	2,134
Subtotal	62,406	$36,822	64,043	$36,128
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$85,271		$86,908

Of the $85.3 million of acquired intangible assets, $67.5 million was assigned to registered trademarks. Trademarks of $44.6 million related to carbonless paper are being amortized over their useful life of 20 years, while the remaining $22.9 million are considered to have an indefinite life and are not subject to amortization. Customer relationships are being amortized over their estimated useful lives of 25 years.

Amortization expense for the year ended January 1, 2011 approximated $2.3 million. Amortization expense for the years ended January 2, 2010, and January 3, 2009, approximated $2.3 million and $2.8 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates annual amortization of intangible assets will approximate $2.3 million for each of the years 2011 through 2015.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.         RESTRUCTURING AND OTHER CHARGES

The Company recorded $2.6 million of restructuring and other charges, for employee termination benefits, during 2008. Due to the impact of the economic downturn on the business, salaried employment was reduced by 72 during December 2008. In addition, due to a shift of production from the Appleton, Wisconsin plant to the West Carrollton, Ohio paper mill and the impact of the economic downturn on the business, production headcount was reduced by 127. During 2009, Appleton paid $2.1 million related to these employee termination benefits.

The table below summarizes the restructuring reserve included in the consolidated balance sheet for the year ended January 2, 2010. No restructuring reserves have been established for periods subsequent to January 2, 2010 (dollars in thousands):

	January 3, 2009	2009 Additions	2009	January 2, 2010
	Reserve	to Reserve	Utilization	Reserve
U.S. employee termination benefits	$2,138	$-	$(2,138)	$-

7.         INVENTORIES

Inventories consist of the following (dollars in thousands):

	2010	2009

Finished goods	$44,239	$47,039
Raw materials, work in process and supplies	65,793	57,978
	$110,032	$105,017

Stores and spare parts inventory balances of $23.8 million in 2010 and $24.0 million in 2009 are valued at average cost and are included in raw materials, work in process and supplies.

    During fourth quarter 2010, Appleton changed its method of inventory accounting, for raw materials, work in process and finished goods inventories, from the LIFO method to the FIFO method. This was deemed a preferable method as the key users of the financial statements, including lenders, creditors and rating agencies, analyze results and require compliance with debt covenants using the FIFO method of accounting. Further, this will conform all of Appleton's inventories to the FIFO method of accounting and promote greater comparability with international competitors as Appleton expands its global sales. This change in accounting method was done in accordance with ASC 250, “Accounting Changes and Error Corrections” and all periods presented have been retrospectively adjusted to reflect the period-specific effects of applying the new accounting principle. The cumulative effect of this change to the new accounting principle, on periods prior to those presented, resulted in a decrease to retained earnings of $9.6 million as of December 30, 2007.

The following table summarizes the effect of this accounting change on the Company’s Consolidated Statements of Operations for the three years ended January 1, 2011 (dollars in thousands):

	As	As
	Computed	Reported	Effect of
2010	under LIFO	under FIFO	Change
Cost of sales	$687,610	$684,488	$(3,122)
Loss from continuing operations	(38,285)	(35,163)	3,122
Net loss	(34,786)	(31,664)	3,122

	As Originally	As
	Reported	Reported	Effect of
2009	under LIFO	under FIFO	Change
Cost of sales	$601,323	$603,247	$1,924
Income from continuing operations	25,738	23,814	(1,924)
Net income	25,132	23,208	(1,924)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As Originally
	Reported	As Reported	Effect of
2008	under LIFO	under FIFO	Change
Cost of sales	$687,588	$683,427	$(4,161)
Loss from continuing operations	(16,417)	(12,256)	4,161
Net loss	(97,382)	(93,221)	4,161

The following table summarizes the effect of this accounting change on the Company’s Consolidated Balance Sheets for the years ended January 1, 2011 and January 2, 2010 (dollars in thousands):

	As Computed	As Reported	Effect of
2010	under LIFO	under FIFO	Change
Inventories	$114,239	$110,032	$(4,207)
Accumulated Deficit	(149,558)	(153,765)	(4,207)

	As Originally	As
	Reported	Reported	Effect of
2009	under LIFO	under FIFO	Change
Inventories	$112,346	$105,017	$(7,329)
Accumulated Deficit	(121,764)	(129,093)	(7,329)

The following table summarizes the effect of this accounting change on the Company’s Consolidated Statements of Cash Flows for the three years ended January 1, 2011 (dollars in thousands):

	As Computed	As Reported	Effect of
2010	under LIFO	under FIFO	Change
Cash flows from operating activities:
Net loss	$(34,786)	$(31,664)	$3,122
(Increase)/decrease in assets:
Inventories	(2,904)	(6,026)	(3,122)

	As Originally
	Reported	As Reported	Effect of
2009	under LIFO	under FIFO	Change
Cash flows from operating activities:
Net income	$25,132	$23,208	$(1,924)
(Increase)/decrease in assets:
Inventories	3,767	5,691	1,924

	As Originally
	Reported	As Reported	Effect of
2008	under LIFO	under FIFO	Change
Cash flows from operating activities:
Net loss	$(97,382)	$(93,221)	$4,161
(Increase)/decrease in assets:
Inventories	(10,792)	(14,953)	(4,161)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.         PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	2010	2009
Land and improvements	$8,611	$8,617
Buildings and improvements	131,512	129,758
Machinery and equipment	643,300	634,502
Software	32,575	31,779
Capital lease	165	4,764
Construction in progress	9,114	6,934
	825,277	816,354
Accumulated depreciation	(470,676)	(431,225)
	$354,601	$385,129

9.         OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):

	2010	2009
Environmental indemnification receivable	$20,580	$47,100
Alternative fuels tax credit receivable	-	925
Environmental expense insurance recovery	5,008	-
Escrow from sale of Films	2,000	-
Insurance recovery from coal silo accident	8,183	-
Other	6,221	6,733
	$41,992	$54,758

Other noncurrent assets consist of the following (dollars in thousands):

	2010	2009
Deferred debt issuance costs	$13,754	$12,786
Environmental expense insurance recovery	4,045	-
Other	6,980	4,029
	$24,779	$16,815

10.      OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	2010	2009
Compensation	$8,997	$10,137
Trade discounts	16,035	16,472
Workers’ compensation	3,680	4,460
Accrued insurance	2,375	1,864
Other accrued taxes	1,428	1,519
Postretirement benefits other than pension	3,758	3,609
Fox River Liabilities	20,580	47,100
Other	6,135	6,202
	$62,988	$91,363

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	January 1, 2011	January 2, 2010
The senior secured variable rate notes payable were paid off, in full, and terminated on February 8, 2010. At January 2, 2010 the notes were at 6.625%, $542 due quarterly with $204,184 due June 2013.	$-	$211,225
Secured term note payable, as amended, was paid off, in full, and terminated on November 1, 2010. At January 2, 2010 this note was at 14.25%, approximately $200 due monthly with $6,831 due December 2013	-	19,695
At January 2, 2010 the old revolving credit facility was at approximately 6.7%. On February 8, 2010, it was repaid in full and terminated.	-	88,225
New revolving credit facility at approximately 6.0%	29,300	-
Secured variable rate industrial development bonds, 0.6% average interest rate at January 1, 2011, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final payment due May 2017	7,105	7,965
State of Ohio loan at 1% until July 2011, then 3% until May 2019, approximately $30 due monthly and final payment due May 2019	2,567	2,856
Senior notes payable at 8.125%, due June 2011	17,491	17,491
Senior subordinated notes payable at 9.75%, due June 2014	32,195	32,195
Senior secured first lien notes payable at 10.5%, due June 2015	305,000	-
Unamortized discount on 10.5% senior secured first lien notes payable, due June 2015	(5,249)	-
Second lien notes payable at 11.25%, due December 2015	161,766	161,766
	558,825	550,068
Less obligations due within one year	(18,694)	(5,955)
	$540,131	$544,113

During 2010, Appleton made mandatory debt repayments of $3.6 million, plus interest, on its secured term note payable, as amended, and State of Ohio loans. As discussed below, in February 2010, Appleton completed a voluntary refinancing of its debt which included a new five-year, asset-backed $100 million revolving credit facility. Initial borrowing on this revolving credit facility was $20.6 million. During 2010, Appleton borrowed $317.0 million and repaid $287.7 million on the new revolving credit facility, leaving an outstanding balance of $29.3 million at year-end. In addition, approximately $16.8 million of the revolving credit facility is used to support outstanding letters of credit. A commitment fee of 0.5% per annum is assessed on the unused borrowing capacity.

On November 1, 2010, Appleton voluntarily repaid the remaining $17.5 million balance of the secured term note payable, as amended, due December 2013. A payment of $18.9 million represented full and complete payment of all unpaid principal, accrued and unpaid interest and a prepayment fee. These funds were sourced from a combination of cash from operations and borrowing on the revolving credit facility. Upon payment, the note was terminated and Appleton was released from all obligations under the note. Debt extinguishment expense of $1.5 million was recorded as a result of the termination of this note. Appleton entered into this five-year, $22 million secured term note payable in November 2008. In February 2010, Appleton and the noteholder of this debt, further amended the terms of this note to eliminate a financial covenant and adjust the levels of the remaining financial covenants.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On February 8, 2010, Appleton completed a voluntary refinancing of its debt to extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility. The refinancing included the sale of $305.0 million of 10.5% senior secured first lien notes due June 2015 and a new five-year, asset-backed $100 million revolving credit facility. Proceeds from the sale of the senior secured notes, less expenses and discounts, were $292.2 million. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. It also contains an uncommitted accordion feature that allows Appleton to increase the size of the revolving credit facility by up to $25 million if Appleton can obtain commitments for the incremental amount. Borrowings under the new revolving credit facility will be limited to the sum of (a) 85% of the net amount of eligible accounts receivable and (b) the lesser of (i) 70% of the net amount of eligible raw materials and finished goods inventory or (ii) 85% of the net orderly liquidation value of such inventory. The Company’s borrowings under the revolving credit facility bear interest at Appleton’s option at either base rate plus 3.00% or LIBOR plus 4.00% per annum. Thereafter, the interest rate may be reduced (and subsequently may be increased up to the foregoing levels or reduced from time to time) based on measures of Appleton’s average monthly unused availability as defined in the revolving credit facility. Initial borrowing totaled $20.6 million. A majority of the proceeds from this refinancing transaction were used to repay and terminate, the senior secured credit facilities which included senior secured variable rate notes payable of $211.2 million, plus interest, and the revolving credit facility of $97.1 million, plus interest. Remaining proceeds were used to pay related transaction fees and expenses totaling $10.8 million. Debt extinguishment expenses of $5.5 million were also recorded as a result of this voluntary refinancing. The asset-backed revolving credit facility contains a debt covenant whereby if the Company's average availability ratio should fall below 20%, then the Company is subject to a fixed charge coverage ratio of not less than 1.10:1.00. The average availability ratio is calculated monthly and is a function of the Company's average outstanding revolver borrowing as compared to the borrowing base of eligible inventory and accounts receivable as discussed above.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. Also during first quarter 2008, Appleton fixed the interest rate, at 5.4%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. As discussed later in this footnote, the covenant violation at January 3, 2009, and subsequent waiver and amendment in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the two interest rate swap contracts. As amended, the senior secured credit facilities contained interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, Appleton concluded it was remote that the original forecasted transactions would occur as originally documented and, it reclassified swap losses, originally classified in other comprehensive loss, to interest expense as of year-end 2008. One of these swap contracts was terminated in February 2009. The events of default triggered an event of default pursuant to a cross-default provision under this interest rate swap contracts. As a result of the cross-default, the counterparty elected to terminate the swap contract. In February 2009, Appleton and the counterparty resolved Appleton’s obligation under the swap contract with an agreement to pay $4.7 million over the nine-month period ending October 2009. During 2009, Appleton paid $4.7 million in accordance with the termination agreement. As of January 2, 2010, the remaining swap contract was recorded as a long-term liability of $3.8 million based on a fair value measurement using Level 2 inputs. As a result of the February 2010 voluntary refinancing, Appleton paid $5.0 million, including interest, to settle this derivative.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The 11.25% second lien notes due 2015, as amended, will accrue interest from the issue date at a rate of 11.25% per year and interest will be payable semi-annually in arrears on each June 15 and December 15, commencing on December 15, 2009. These notes are guaranteed by PDC and certain of present and future domestic and foreign subsidiaries. Guarantors include PDC and, American Plastics Company, Inc. and New England Extrusion Inc. until their July 22, 2010 divestiture. The guarantees of these notes are second-priority senior secured obligations of the guarantors. They rank equally in right of payment with all of the guarantors’ existing and future senior debt and rank senior in right of payment to all of the guarantors’ existing and future subordinated debt. The guarantees of these notes are effectively subordinated to all of the first-priority senior secured debt of the guarantors, to the extent of the collateral securing such debt.

The first lien notes and the second lien notes, as amended, contain covenants that restrict Appleton’s ability and the ability of Appleton’s other guarantors to sell assets or merge or consolidate with or into other companies; borrow money; incur liens; pay dividends or make other distributions; make other restricted payments and investments; place restrictions on the ability of certain subsidiaries to pay dividends or other payments to Appleton; enter into sale and leaseback transactions; amend particular agreements relating to the transaction with former parent Arjo Wiggins Appleton Limited and the ESOP; and enter into transactions with certain affiliates. These covenants are subject to important exceptions and qualifications set forth in the indenture governing the 11.25% second lien notes due 2015, as amended. On January 29, 2010, Appleton received the requisite consents from the beneficial owners of the second lien notes to certain amendments to the indenture governing these notes in order to (i) permit a transaction pursuant to which the ESOP will cease to own at least 50% of PDC, without triggering a requirement on the part of the Company to make an offer to repurchase the second lien notes and (ii) permit a capital contribution or operating lease of the black liquor assets located at the Company’s Roaring Spring, Pennsylvania facilities to a newly formed joint venture with a third-party in exchange for a minority equity interest in such joint venture.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Appleton’s senior secured credit facilities and its senior secured term note payable, as amended, contained provisions that required Appleton to maintain specified financial ratios. Prior to the waivers and amendments discussed below, the most restrictive limitations were quarter-end debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than a 4.50 to 1.00 ratio as such terms were defined in the debt agreements. As a result of the significant downturn in Appleton’s business markets and the resulting loss reported for the three months ended January 3, 2009, Appleton was not in compliance with the leverage ratio covenant at January 3, 2009, which constituted events of default under the debt agreements. In order to waive the events of default existing at January 3, 2009, under the senior secured credit facilities and the senior secured term note payable, and to amend other provisions of the agreements, Appleton and its lenders entered into the following agreements in March 2009:

•	First Amendment to the senior secured credit facilities and
•	First Amendment to the senior secured term note payable.

Under the First Amendment to the senior secured credit facilities, Appleton paid interest rates equal to LIBOR, but not less than 2%, plus 450 basis points for any amounts outstanding on the senior secured variable rate notes payable and, interest rates initially equal to LIBOR, but not less than 2%, plus 450 basis points for any amounts outstanding on the revolving credit facility. The First Amendment to the senior secured credit facilities provided a grid under which the interest rates payable, for amounts outstanding on the revolving credit facility, could be reduced, based on measures of Appleton’s total leverage as defined in the senior secured credit facilities. Under the First Amendment to the senior secured term note payable, Appleton paid an interest rate of 14.25% on the senior secured term note payable. For accounting purposes, the amendments to the senior secured credit facilities and the senior secured term note payable were treated as debt modifications. The Company paid $2.8 million of fees to the creditors in conjunction with the amendment to the senior secured credit facilities. These debt issuance costs were capitalized to be amortized over the term of the modified agreement along with pre-existing unamortized debt issuance costs as an adjustment to interest expense over the remaining term of the modified agreement. Unamortized debt issuance costs of $0.1 million, relating to the revolving credit facility, were written off. The unamortized debt issuance costs remaining after the write-off were deferred to be amortized over the term of the modified revolving credit facility.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

As of January 1, 2011, Appleton was in compliance with its various amended covenants and is forecasted to remain compliant throughout 2011. Appleton’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results. Appleton’s failure to comply with such covenants or an assessment that it is likely to fail to comply with such covenants, could also lead Appleton to seek amendments to or waivers of the financial covenants. Appleton cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

Scheduled repayment of principal on long-term obligations outstanding at January 1, 2011, is as follows (dollars in thousands):

Obligations Outstanding at January 1, 2011

2011	$18,694
2012	1,256
2013	3,975
2014	33,594
2015	497,544
Thereafter	9,011
$564,074

The senior secured first lien notes payable at 10.5%, due June 2015, are included in the above schedule at face of $305.0 million.

12.      INCOME TAXES

In conjunction with the acquisition of Appleton, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result, its tax provision includes only foreign and minimal state and local income taxes. For 2010 the Company recorded a net tax provision of $0.2 million primarily for Canadian income taxes. For 2009 the Company recorded a net tax provision of $0.3 million primarily for U.S. state and local income taxes. For 2008 the Company recorded a net tax benefit of $0.3 million primarily for Canadian income taxes.

All U.S. federal C corporation tax years are closed. Various Canadian and state tax years remain open. Reserves for uncertain tax positions, as they relate to these matters, are insignificant.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.      LEASES

The Company leases buildings, machinery and equipment and other facilities. Many of these leases obligate the Company to pay real estate taxes, insurance and maintenance costs. Total rent expense was $5.7 million for 2010, $6.9 million for 2009 and $6.3 million for 2008.

Assets recorded under capital leases consist of the following (dollars in thousands):

	2010	2009
Building	$-	$4,764
EDP Equipment	165	-
Less accumulated depreciation	(27)	(4,240)
	$138	$524

Future minimum lease payments as of January 1, 2011, under leases that have initial or remaining non-cancelable terms in excess of one year are as follows (dollars in thousands):

	Capital	Operating
	Lease	Leases
2011	$47	$7,133
2012	47	5,543
2013	44	2,117
2014	-	1,252
2015	-	687
Thereafter	-	223

Total minimum lease payments	138	$16,955

Less amounts representing interest	(14)
Present value of minimum lease payments under capital lease	124
Less current principal portion	(39)
	$85

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the consolidated balance sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive loss and are subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transaction will not occur. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $28.4 million as of January 1, 2011. These contracts have settlement dates extending through December 2011.

Appleton selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the consolidated balance sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the strike price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At January 1, 2011, the hedged volumes of these contracts totaled 501,000 MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2011.

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. This interest rate swap was being accounted for as a cash flow hedge. As discussed in Note 11, Long-Term Obligations, the covenant violation at January 3, 2009 and subsequent waiver and amendment in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the interest rate swap contract. As amended, the senior secured credit facilities contained interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. Consequently, this derivative was no longer designated as a hedging instrument. As a result of the February 2010 voluntary refinancing, Appleton paid $5.0 million, including interest, to settle this derivative.

The following table presents the location and fair values of derivative instruments included in the Company’s Consolidated Balance Sheets at year-end 2010 and 2009, respectively (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	January 1, 2011	January 2, 2010
Foreign currency exchange derivatives	Other current assets	$393	$-
Foreign currency exchange derivatives	Accounts receivable	-	308
Foreign currency exchange derivatives	Other current liabilities	(67)	(35)

Not Designated as a Hedge
Natural gas fixed swap	Other current liabilities	(69)	-
Interest rate swap contract	Other long-term liabilities	-	(3,813)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the location and amount of gains /(losses) on derivative instruments and related hedge items included in the Company’s Consolidated Statement of Operations for the years ended January 1, 2011 and January 2, 2010 and gains initially recognized in accumulated other comprehensive loss in the Consolidated Balance Sheet at January 1, 2011 and January 2, 2010 (dollars in thousands):

Designated as a Hedge	Statement of Operations Location	January 1, 2011	January 2, 2010
Foreign currency exchange derivatives	Net sales	$918	$(1,047)

Gains recognized in accumulated other comprehensive loss as presented on the balance sheet		386	246

Not Designated as a Hedge
Natural gas fixed swap	Cost of sales	(88)	-
Interest rate swap contract	Interest expense	961	938

While preparing the 2010 Form 10-K, it was discovered the 2009 financial impact to net sales of foreign exchange hedging as reported in the 2009 Form 10-K, and specifically disclosed in Note 13 – Derivative Instruments and Hedging Activities, was incorrectly reported as a gain of $0.1 million. The actual impact to net sales that should have been reported was a loss of $1.0 million. This prior year presentation has been corrected above. Furthermore, while investigating this presentation error, it was also discovered that there was an incorrect classification of expense associated with foreign exchange hedging as recorded on the 2009 general ledger. The general ledger included $0.5 million of expense associated with foreign exchange hedging as a contra account to net sales. The remaining $0.5 million of total hedging losses was incorrectly recorded as foreign exchange loss and included in the other expense (income) section of the Statement of Operations for the year ended January 2, 2010. Therefore, in the Statement of Operations for the year ended January 2, 2010, net sales was overstated by $0.5 million and foreign exchange gain, as presented in other expense (income) was understated by $0.5 million. Management assessed the error in accordance with accounting for misstatements and concluded the error is immaterial to the Consolidated Financial Statements as of January 2, 2010, taken as a whole. This presentation has been corrected in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows found in Item 8 of this annual report. The following schedule lists the specific financial statement lines impacted by this correction (dollars in thousands):

Consolidated Statement of Operations	As Corrected in	As Reported in
For the Year Ended January 2, 2010	2010 Form 10-K	2009 Form 10-K	Difference
Net sales	$761,807	$762,355	$(548)
Gross profit	158,560	159,108	(548)
Operating income	30,108	30,656	(548)
Foreign exchange gain	(1,506)	(958)	548

Consolidated Statement of Cash Flows	As Corrected in	As Reported in
For the Year Ended January 2, 2010	2010 Form 10-K	2009 Form 10-K	Difference
Cash flows from operating activities:
Foreign exchange gain	$(1,819)	$(1,271)	$(548)
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(187)	(735)	548

For a discussion of the fair value of financial instruments, see Note 15, Fair Value of Financial Instruments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	January 1, 2011		January 2, 2010
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
Senior subordinated notes payable	$32,195	$15,293	$32,195	$19,317
Senior notes payable	17,491	16,966	17,491	17,491
Senior secured first lien notes payable	299,751	299,751	-	-
Second lien notes payable	161,766	130,222	161,766	161,766
Senior credit facility	-	-	211,225	211,225
Senior secured debt	-	-	19,695	19,695
Revolving credit facility	29,300	29,300	88,225	88,225
State of Ohio loans	9,672	10,185	10,821	10,941
Industrial development bonds	8,650	8,650	8,650	8,650
	$558,825	$510,367	$550,068	$537,310

Interest rate swap derivative	$-	$-	$3,813	$3,813

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.      EMPLOYEE BENEFITS

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

Pension Benefits	2010	2009
Change in benefit obligation
Benefit obligation at beginning of period	$328,581	$303,301
Service cost	5,769	5,301
Interest cost	19,728	19,501
Plan amendments	108	-
Actuarial loss	17,932	17,107
Curtailment gain	(4,929)	-
Benefits and expenses paid	(17,497)	(16,629)
Benefit obligation at end of period	$349,692	$328,581

Change in plan assets
Fair value at beginning of period	$226,972	$193,545
Actual return on plan assets	35,661	39,708
Employer contributions	15,470	10,348
Benefits and expenses paid	(17,497)	(16,629)
Fair value at end of period	$260,606	$226,972

Funded status of plans
Funded status at end of period	$(89,086)	$(101,609)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability-current	$(503)	$(297)
Accrued benefit liability-noncurrent	(88,583)	(101,312)
Net amount recognized	$(89,086)	$(101,609)

Key assumptions at end of period (%)
Discount rate	5.75	6.00
Rate of compensation increase	NA	4.00

The amounts in accumulated other comprehensive loss on the consolidated balance sheet, net, that have not been recognized as components of net periodic benefit cost at January 1, 2011 and January 2, 2010, are as follows (dollars in thousands):

Accumulated other comprehensive loss	2010	2009
Net actuarial loss	$(91,728)	$(96,311)
Prior service cost	(3,115)	(3,983)
Total	$(94,843)	$(100,294)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amount in accumulated other comprehensive loss that is expected to be recognized as components of net periodic benefit cost over the next year is as follows (dollars in thousands):

Actuarial loss	$4,453
Prior service cost	486
$4,939

The components of net periodic pension cost include the following (dollars in thousands):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	January 3,
Pension Benefits	2011	2010	2009
Net periodic benefit cost
Service cost	$5,769	$5,301	$6,155
Interest cost	19,728	19,501	17,952
Expected return on plan assets	(21,243)	(20,798)	(20,745)
Amortization of
Prior service cost	550	539	192
Actuarial loss	3,168	379	-
Curtailment charge	427	-	41
Net periodic benefit cost	$8,399	$4,922	$3,595
Key assumptions (%)
Discount rate	6.00	6.50	6.25
Expected return on plan assets	8.25	8.25	8.25
Rate of compensation increase	4.00	4.00	4.00

Expected future benefit payments are as follows (dollars in thousands):

2011	$17,110
2012	18,140
2013	19,202
2014	20,272
2015	21,252
2016 thru 2020	120,714
$216,690

As of the Company’s 2010 and 2009 measurement dates, the approximate asset allocations by asset category for Appleton’s pension plan were as follows:

	December 31, 2010	December 31, 2009
U.S. Equity	39%	43%
International Equity	16	12
Private Equity	3	3
Emerging Market Equity	10	9
High Yield	-	2
Fixed Income	27	25
Real Estate	5	6
Total	100%	100%

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The expected long-term rate of return on assets assumption is developed considering the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Expected returns for each asset class are developed using estimates of expected real returns plus expected inflation. Long-term expected real returns are derived from future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, the Company has selected 8.25% for both 2010 and 2009 as its long-term rate of return on assets assumption.

The discount rate is developed by selecting a portfolio of high-quality corporate bonds appropriate to provide for the projected benefit payments of the plan. This portfolio is selected from a universe of over 500 Aa-graded noncallable bonds available in the market as of December 31, 2010, further limited to those bonds with average yields between the 10th and 90th percentiles. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds selected to the discounted value of the plan’s benefit payments. Based on the methodology described above, and a selected portfolio of 18 bonds, Appleton has selected a discount rate of 5.75% for the pension plans to value year-end liabilities.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the assets within the pension plan as of January 1, 2011 and January 2, 2010 are as follows (dollars in thousands):

		Fair Value Measurements at January 1, 2011
		Quoted Prices	Significant	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Asset Category
Cash and cash equivalents		$301			$301

Public equity
U.S.	(a)		101,308		101,308
International	(a)		41,328		41,328
Emerging markets	(b)		26,577		26,577

Private equity	(c)			7,062	7,062

Fixed income
Government	(d)		18,762		18,762
Corporate bonds	(d)		51,520		51,520

Real estate	(f)			13,748	13,748
		$301	$239,495	$20,810	$260,606

		Fair Value Measurements at January 2, 2010
		Quoted Prices	Significant	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Asset Category
Cash and cash equivalents		$219			$219

Public equity
U.S.	(a)		97,815		97,815
International	(a)		27,950		27,950
Emerging markets	(b)		20,289		20,289

Private equity	(c)			6,254	6,254

Fixed income
Government	(d)		12,911		12,911
Corporate bonds	(d)		32,653		32,653
High yield	(e)		4,669		4,669
Other	(d)	11,289			11,289

Real estate	(f)			12,923	12,923
		$11,508	$196,287	$19,177	$226,972

(a) U.S. and international equity investments include investments in commingled funds that invest primarily in publicly-traded equities. Equity investments are diversified across U.S. and non-U.S. stocks and are divided by investment style and market capitalization.
(b) Emerging markets equity investments include investments in commingled funds that invest primarily in publicly-traded equities. Equity investments are diversified across non-U.S. stocks and are divided by country, investment style and market capitalization.
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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Description of Fair Value Measurements

Level 1 – Quoted, active market prices for identical assets or liabilities. Foreign and domestic common stocks are exchange-traded and are valued at the closing price reported by the respective exchanges on the day of valuation. Share prices of the funds, referred to as a fund's Net Asset Value (“NAV”), are calculated daily based on the closing market prices and accruals of securities in the fund's total portfolio (total value of the fund) divided by the number of  fund shares currently issued and outstanding. Redemptions of the mutual funds, collective trust funds and funds for employee benefit trust shares occur by contract at the respective fund’s redemption date NAV.

Level 2 – Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets. The pension plan’s Level 2 investments include foreign and domestic common stocks, mutual funds, collective trust funds and funds for employee benefit trust. The NAVs of the funds are calculated monthly based on the closing market prices and accruals of securities in the fund's total portfolio (total value of the fund) divided by the number of fund shares currently issued and outstanding. Redemptions of the mutual funds, collective trust fund and funds for employee benefit trust shares occur by contract at the respective fund’s redemption date NAV.

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

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2009 and 2010 due to the following (dollars in thousands):

	Changes in Fair Value Using Significant Unobservable Inputs (Level 3)
	Private	Real
	Equities	Estate	Total
Balance, January 3, 2009	$7,923	$16,862	$24,785

Realized losses	(52)	(127)	(179)
Unrealized losses	(1,456)	(5,159)	(6,615)
(Return of capital)/capital contributions	(136)	617	481
(Losses)/income	(25)	730	705

Balance, January 2, 2010	6,254	12,923	19,177

Realized gains/losses	337	(131)	206
Unrealized gains	580	298	878
Return of capital	(174)	(99)	(273)
Income	65	757	822

Balance, January 1, 2011	$7,062	$13,748	$20,810

Effective January 1, 2008, the Company amended the Appleton Papers Inc. Retirement Plan (the “Plan”) to provide that no non-union individuals hired or re-hired on or after January 1, 2008, shall be eligible to participate in the Plan. Also, plan benefits accrued under the Plan were frozen as of April 1, 2008, with respect to Plan participants who elected to participate, effective April 1, 2008, in a “Mandatory Profit Sharing Contribution” known as the Retirement Contribution benefit under the Appleton Papers Inc. Retirement Savings and Employee Stock Ownership Plan (the “KSOP”), or January 1, 2015, in the case of any other Plan participants. In December 2010, it was announced that the effective date of the freeze would be changed from January 1, 2015 to March 1, 2011. This change resulted in a curtailment charge of $0.4 million in 2010 and a reduction in the pension benefit obligation of $4.9 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company expects to contribute approximately $18 million to its U.S. pension plan in 2011 for plan year 2010. The defined benefit plan provides that hourly employees receive payments of stated amounts for each year of service. Payments under the defined benefit plan covering salaried employees are based on years of service and the employees’ compensation during employment. At January 1, 2011, the accumulated benefit obligation for the defined benefit plans was approximately $349.7 million. At January 2, 2010, the accumulated benefit obligation for the deferred benefit plans was approximately $328.6 million.

Certain of Appleton’s hourly employees participate in a multi-employer defined benefit plan. Appleton’s cost for this plan was $1.7 million in 2010, $1.6 million in 2009 and $1.4 million in 2008. The Company has not recorded a liability for the unfunded amount related to this plan as the liability cannot be reasonably estimated.

A deferred compensation plan, named the Executive Nonqualified “Excess” Plan of Appleton Papers Inc., effective on February 1, 2006, was established for highly-compensated employees, including all directors and executive officers. Salaried employees, with base salaries of $100,000 and over, are eligible to participate in the plan. This plan was established for the purpose of allowing a tax-favored option for saving for retirement when the IRS limits the ability of highly-compensated employees to participate under tax-qualified plans. This plan allows for deferral of compensation on a pre-tax basis and accumulation of tax-deferred earnings. Participants in the plan may choose to have deferrals increased or decreased based on the performance of a selection of mutual funds. No assets are actually set aside to fund the Company’s obligation under this plan. The non-employee directors are also allowed to participate in this plan.

17.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The status of these plans, including a reconciliation of benefit obligations and the funded status of the plans, as well as the key assumptions used in accounting for the plans, is as follows (dollars in thousands):

Other Postretirement Benefits	2010	2009
Change in benefit obligation
Benefit obligation at beginning of period	$54,218	$48,693
Service cost	741	664
Interest cost	2,970	2,990
Plan amendments	(9,476)	231
Actuarial loss	4,132	5,425
Benefits and expenses paid	(3,694)	(3,785)
Benefit obligation at end of period	$48,891	$54,218

Funded status of plans
Funded status at end of period	$(48,891)	$(54,218)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability-current	$(3,758)	$(3,609)
Accrued benefit liability-noncurrent	(45,133)	(50,609)
Net amount recognized	$(48,891)	$(54,218)

Key assumptions at end of period
Discount rate	5.47%	5.70%
Valuation year medical trend	8.00%	8.50%
Ultimate medical trend	5.00%	5.00%
Year ultimate medical trend reached	2016	2016
The discount rate is developed by selecting a portfolio of high-quality corporate bonds appropriate to provide for the projected benefit payments of the plan. This portfolio is selected from a universe of over 500 Aa-graded noncallable bonds available in the market as of December 31, 2010, further limited to those bonds with average yields between the 10th and 90th percentiles. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds selected to the discounted value of the plan’s benefit payments. Based on the methodology described above, and a selected portfolio of 22 bonds, Appleton has selected a discount rate of 5.47% for the postretirement benefit plan.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The January 1, 2011, accumulated postretirement benefit obligation (“APBO”) was determined using assumed medical care cost trend rates of 8.0%, decreasing one half percent each year to an ultimate rate of 5% in 2016. The January 2, 2010, APBO was determined using assumed medical care cost trend rates of 8.5%, decreasing one half percent each year to an ultimate rate of 5% in 2016.

    The amounts in accumulated other comprehensive loss in the consolidated balance sheet, net, that have not been recognized as components of net periodic benefit cost at January 1, 2011 and January 2, 2010, are as follows (dollars in thousands):

Accumulated other comprehensive loss	2010	2009
Net actuarial loss	$(11,760)	$(7,740)
Prior service credit	13,946	8,071
Total	$2,186	$331

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost over the next year is shown below (dollars in thousands):

Amortization of:
Prior service credit and actuarial loss	$2,132

As of January 1, 2008, the Company implemented a change to the plan options offered to pre-Medicare salaried retirees, spouses and surviving spouses by removing HMO designs and offering a qualified high-deductible health plan. In December 2010, certain other changes to the postretirement benefit plan were announced. Upon retirement and after COBRA benefits expire, the Company will continue to provide a subsidy toward the premium paid for pre-Medicare retiree medical coverage for those full-time salaried employees hired prior to April 1, 2003, and who retire before July 1, 2011. Beginning in 2012, Appleton’s contribution will be capped at $200 per person per month until December 31, 2020, or until Medicare eligible, whichever comes first. In addition, those Medicare-eligible salaried retirees, spouses and surviving spouses who currently receive benefits from Appleton, beginning in 2012, will receive $100 per month to be used toward individual insurance coverage or other medical-related expenses. This change resulted in a curtailment gain of $1.5 million in 2010 and a reduction in the benefit obligation of $9.5 million.

The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Year Ended January 1, 2011	For the Year Ended January 2, 2010	For the Year Ended January 3, 2009
Net periodic benefit cost
Service cost	$741	$664	$931
Interest cost	2,970	2,990	3,079
Amortization of prior service cost	(2,151)	(2,180)	(2,156)
Amortization of net actuarial loss	113	-	3
Curtailment gain	(1,450)	-	-

Net periodic benefit cost	$223	$1,474	$1,857

The key assumptions used in the measurement of the Company’s net periodic benefit cost are shown in the following table:

	For the Year Ended January 1, 2011	For the Year Ended January 2, 2010	For the Year Ended January 3, 2009

Discount rate	5.70%	6.40%	6.10%
Valuation year medical trend	8.50%	9.00%	10.00%
Ultimate medical trend	5.00%	5.00%	5.00%
Year ultimate medical trend reached	2017	2017	2013

Impact of a one percent change in medical trend rate (dollars in thousands):

	1% Increase	1% Decrease
Aggregate impact on service and interest cost	$77	$(73)
Effect on accumulated plan benefit obligation	1,192	(1,091)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Expected postretirement benefit payments for each of the next five years, and the aggregate from 2016 through 2020, are as follows (dollars in thousands):

2011	$3,758
2012	3,621
2013	3,801
2014	3,868
2015	3,934
2016 through 2020	19,595
$38,577

18.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appleton Papers Inc. Long-Term Incentive Plan ("LTIP"). In July 2002, the Company adopted the Appleton Papers Canada Ltd. Share Appreciation Rights Plan (“SAR”). These plans, in accordance with specific terms of each plan, provide officers, key employees and Canadian employees (as they are ineligible for the ESOP) the opportunity to be awarded phantom units, the value of which is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) prior to the grant date or the exercise date, as applicable. As of January 1, 2011, the fair market value of one share of PDC common stock was $12.84. The Compensation Committee of the board resolved to discontinue future awards under the LTIP plan beginning in 2010. Similar action was taken regarding the SAR plan beginning in 2007. The phantom units generally vest after three years. Vested units may be exercised by the participant, in whole or in part, at any time on or before the applicable unit expiration date. Each plan year, phantom units may be exercised only during the two exercise window periods as established by the Compensation Committee of Appleton’s board of directors and communicated in writing to the participants. The phantom units shall expire, and cease to be exercisable, at the earliest of the following times: (1) ten years after the grant date; (2) the close of the second exercise window that occurs after the participant’s termination of employment with the Company due to death, disability or retirement; (3) the close of the first exercise window that occurs after the participant’s termination of employment for any reason other than death, disability or retirement; or (4) immediately on termination of employment with the Company for any reason, if the phantom units are not vested as of the employment termination date. The phantom units are settled in cash upon exercise. Recipients are required to enter into a non-compete and non-solicitation agreement in order to receive units under the LTIP which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to LTIP units. In 2011, due to economic reasons, the Compensation Committee elected to return to the LTIP.

During 2010, the Company recorded $0.1 million of expense within selling, general and administrative expenses. There was no expense activity for this plan during 2008 and 2009 as a result of a decline in share price. The Company recorded a reduction to compensation expense of $0.1 million in 2009 and $3.1 million in 2008 within selling, general and administrative expenses. Based on the Company’s common stock price as of January 1, 2011, the Company had no unrecognized compensation expense related to nonvested phantom units granted under the plans. Since the inception of the Plan, 2,603,670 phantom units have been granted, 789,027 phantom units have been forfeited and 415,870 phantom units have been exercised, leaving an outstanding balance of 1,398,773 phantom units at January 1, 2011. A summary of 2008 - 2010 activity within these plans is as follows:

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Weighted Average Grant Unit Price	Grant Units	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (dollars in thousands)
Outstanding, December 29, 2007	$29.13	942,567
Granted	33.41	365,000
Exercised	20.91	(31,640)
Forfeited or expired	32.41	(143,767)
Outstanding, January 3, 2009	$30.32	1,132,160	7.5	$182
Exercisable, January 3, 2009	$26.78	536,160	6.3	$182

Outstanding, January 3, 2009	$30.32	1,132,160
Granted	21.35	477,000
Exercised	10.00	(7,220)
Forfeited or expired	28.40	(56,600)
Outstanding, January 2, 2010	$27.72	1,545,340	7.3	$25
Exercisable, January 2, 2010	$29.38	754,340	6.0	$25

Outstanding, January 2, 2010	$27.72	1,545,340
Granted	-	-
Exercised	10.00	(2,100)
Forfeited or expired	27.91	(144,467)
Outstanding, January 1, 2011	$27.73	1,398,773	6.3	$16
Exercisable, January 1, 2011	$30.49	976,440	5.5	$16

During 2008, 31,640 phantom units were exercised at an appreciation value of approximately $0.3 million. During 2009, 7,220 phantom units were exercised at an appreciation value of approximately $0.1 million. During 2010, 2,100 phantom units were exercised with a minimal appreciation value. As of January 1, 2011, a liability of approximately $16,000 is included in the consolidated balance sheet, all of which is classified as short-term and represents 5,540 fully vested units. As a result of the decline in share price, there is currently no liability for unvested units as of January 1, 2011 since the current value is below the grant price.

Effective January 3, 2010, the Company adopted a long-term restricted stock unit plan ("RSU") to provide key management employees, who are in a position to make a significant contribution to the growth and profitability of Appleton, the opportunity to be rewarded for performance that aligns with long-term shareholder interests. The RSU provides for future cash payments based on the value of PDC common stock, as determined by the semi-annual valuation provided by the ESOP trustee. The Compensation Committee of the board will establish the number of units granted each year in accordance with the Compensation Committee’s stated goals and policies. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. All units are vested three years after the award date and paid at vesting. The cash payment upon vesting of a unit is equal to the value of PDC common stock at the most recent valuation date times the number of units granted. The Compensation Committee approved an aggregate total for the 2010 year of up to 219,000 units. Actual units granted, as of January 1, 2011, were 213,000. Recipients are required to enter into a non-compete and non-solicitation agreement in order to receive units under the RSU which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to RSU units. Due to terminations of employment, 7,500 unvested units were forfeited during 2010. A balance of 205,500 units remains as of January 1, 2011. Approximately $0.8 million of expense, related to this plan, was recorded during 2010. In 2011, due to economic reasons, the Compensation Committee elected to discontinue future awards under the RSU plan. A summary of 2010 activity within this plan is as follows:

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Weighted Average Grant Unit Price	Grant Units	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (dollars in thousands)
Outstanding, January 2, 2010	$-	-
Granted	13.25	213,000
Forfeited or expired	13.09	(7,500)
Outstanding, January 1, 2011	$13.26	205,500	2.0	$(86)

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of phantom units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of units to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as determined by the semi-annual ESOP valuation. This deferred compensation vests coincidental with the board member’s continued service on the board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. During 2010, expense for this plan was approximately $0.2 million. During 2009, expense for this plan was approximately $0.1 million. During 2008, expense for this plan was approximately $0.1 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.      COMMITMENTS AND CONTINGENCIES

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

The EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River. Certain PRPs have initiated action under a work plan and are negotiating to reach a funding arrangement to complete the work plan.

Appleton and NCR filed a lawsuit in January 2008 in federal court against various defendants, including other PRPs and certain municipalities, in an effort to require contribution to the cost of cleaning up PCB-contaminated sediment in the Fox River. In December 2009, the court granted the defendants’ motion for summary judgment, dismissing the claim. In February 2011, the same court granted the defendants' motion for summary judgment determining that Appleton and NCR are responsible for costs associated with the remedial action on the Fox River. These decisions are inconsistent with existing legal precedent, and Appleton and NCR intend to appeal these decisions.

In October 2010, the United States of America (“US”) and the State of Wisconsin (“SOW”) filed a lawsuit on behalf of the EPA and the DNR, respectively, against ten companies (including the seven PRPs identified in 1997) and two municipalities seeking recovery of unreimbursed response costs and natural resources damages as well as a declaratory judgment that the defendants are liable for future response costs related to the Lower Fox River. At the same time, the US and SOW also lodged a consent decree with Georgia-Pacific (“GP”). Under the consent decree, and in exchange for a covenant not to sue and statutory contribution protection for portions of the Lower Fox River, GP would stipulate liability for performance of the required cleanup of a designated portion of the Lower Fox River, waive any objections to the cleanup remedy selected by EPA and DNR, and pay $7 million toward the government’s unreimbursed past costs and expected future costs. The US has filed a motion asking the court to approve and enter the consent decree.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Accordingly, Appleton has recorded a reserve for its potential liability for the Lower Fox River. At January 2, 2010, this reserve was $75.7 million. During 2010, $55.1 million of payments were made from the reserve. This resulted in a remaining reserve of $20.6 million as of January 1, 2011, all of which is recorded in other accrued liabilities.

The following assumptions were used in evaluating Appleton’s potential Lower Fox River liability and establishing a remediation reserve:

•	total remediation costs of $735 million, based on the most recent bids received with a range from $594 million to $900 million;

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

AWA Indemnification. Pursuant to two indemnification agreements entered in 2001, AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims, which are defined in the agreements as the Fox River Liabilities.

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA. AWA paid $225.4 million in connection with Fox River Liabilities through 2010. At January 1, 2011, the total indemnification receivable from AWA was $20.6 million, all of which is recorded in other current assets.

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy provides up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. At January 1, 2011, the policy had $24.6 million of remaining coverage which is sufficient to cover Appleton’s currently estimated share of the Fox River Liabilities. AWA’s obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended.

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

The insurance policy discussed above is held by a special purpose entity in which the Company is a minority shareholder. An AWA affiliate is the only other shareholder in this entity. The Company adopted ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” as of January 3, 2010. The Company determined that this entity is not a VIE and there is no requirement to include this entity in its consolidated financial results for the period ended January 1, 2011.

In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009. The insurers appealed the final judgment. In June 2010, the Wisconsin Court of Appeals upheld the final judgment. Settlements have been negotiated between the insurers and Appleton. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. During 2010, Appleton recorded an $8.9 million receivable, representing settlements to be received in excess of amounts reimbursable to AWA, in the Consolidated Balance Sheet as of January 1, 2011. Of this amount, $5.0 million is included in other current assets and the remainder is classified as long-term and is included in other assets. An $8.9 million environmental expense insurance recovery is also recorded as a separate line item within operating income on the Consolidated Statement of Operations for the year ended January 1, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Other

From time to time, Appleton may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of business. A comprehensive insurance program is maintained to provide a measure of financial protection against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. Appleton has successfully defended such claims, settling some for amounts which are not material to the business and obtaining dismissals in others. While Appleton will vigorously defend itself and expects to prevail in any similar cases that may be brought against it in the future, there can be no assurance that it will be successful.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20.      CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures (dollars in thousands):

	For the Year Ended January 1, 2011	For the Year Ended January 2, 2010	For the Year Ended January 3, 2009
Cash paid during the period for:
Interest	$63,143	$47,631	$45,278
Income taxes	387	137	287

Cash received during the period for:
Income tax refunds	$1	$480	$702

21.      CONCENTRATIONS OF CREDIT AND OTHER RISKS

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of temporary cash investments that exceed the maximum federally insured limits and trade receivables. The Company places its temporary cash investments with high quality financial funds that, by policy, limit their exposure to any one financial security.

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base. The Company does not believe it is dependent upon any single customer. Sales to the Company’s two largest customers each represented approximately 8 % and 6% of net sales in 2010, 9% and 5% of net sales in 2009 and 9% and 7% of net sales in 2008.

The Company’s five largest customers in the carbonless papers segment accounted for approximately 32% of carbonless papers net sales in 2010 and 37% of carbonless papers net sales in 2009 and 2008. The five largest customers in the thermal papers segment accounted for approximately 43% of thermal papers net sales in 2010, 41% of thermal papers net sales in 2009 and 36% of thermal papers net sales in 2008. The largest external customer in the Encapsys segment accounted for approximately 52% of Encapsys net sales (which include internal sales to Appleton's carbonless papers segment) in 2010, 28% in 2009 and 15% in 2008.

Base stock is a key raw material in the Company’s business. During 2010, the Company purchased approximately $138 million of base stock from external suppliers. Approximately $33 million of this base stock was purchased for the production of carbonless products with approximately 42% purchased from one external supplier. The Company purchased approximately $103 million of base stock for the production of thermal products with approximately 42% purchased from a single external supplier. During 2009, the Company purchased approximately $99 million of base stock from external suppliers. Approximately $26 million of this base stock was purchased for the production of carbonless products with approximately 77% purchased from one external supplier. The Company purchased approximately $56 million of base stock for the production of thermal products with approximately 54% purchased from a single external supplier. During 2008, the Company purchased approximately $135 million of base stock from external suppliers. Approximately $45 million of this base stock was purchased for the production of carbonless products with approximately 96% purchased from two external suppliers. The Company purchased nearly $83 million of base stock for the production of thermal products with approximately 53% purchased from a single external supplier.

22.      EMPLOYEE STOCK OWNERSHIP PLAN

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Eligible participants, as “named fiduciaries” under ERISA, were offered a one-time irrevocable election to acquire a beneficial interest in the common stock of PDC by electing to direct the transfer of all or a portion of their existing account balances in the KSOP and the 401(a) plan (Appleton Papers Inc. Retirement Medical Savings Plan) to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $106.8 million. All proceeds of the offering were used by the ESOP trustee to purchase 10,684,373 shares of PDC common stock. As a result of this purchase, the ESOP owns 100% of the common stock of PDC. The ESOP trustee is expected to purchase common stock from PDC with future pre-tax payroll deferrals made by employees. The Company also intends to fund a significant part of its matching contribution commitment with common stock of PDC. The Company’s matching contributions charged to expense amounted to $3.2 million in 2010, $4.0 million in 2009 and $5.8 million in 2008, of which, approximately $0.1 million, $0.3 million and $0.5 million was recorded in discontinued operations for each of the three years, respectively.

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. Covenants in the agreements providing for the senior credit facility (prior to the February 2010 voluntary refinancing) and indentures governing the second lien notes, senior notes (prior to the September 2009 amendment) and senior subordinated notes (prior to the September 2009 amendment) restrict Appleton’s ability to pay dividends to PDC, which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may conflict with the terms of the senior credit and note agreements. During 2008, 2009 and 2010, Appleton exercised its right to satisfy requests for distributions to former participants using five equal annual installments.

In 2010, the ESOP trustee purchased 295,990 shares of PDC redeemable common stock for an aggregate price of $3.6 million from pre-tax payroll deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. The Company’s matching contributions over this same period resulted in an additional 266,013 shares of redeemable common stock being issued. As a result of hardship withdrawals, diversification elections, employee terminations and employee loan requests, 945,890 shares of PDC redeemable common stock were repurchased during 2010 at an aggregate price of $11.8 million.

In 2009, the ESOP trustee purchased 265,330 shares of PDC redeemable common stock for an aggregate price of $4.1 million from pre-tax payroll deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. The Company’s matching contributions over this same period resulted in an additional 257,272 shares of redeemable common stock being issued. As a result of hardship withdrawals, diversification elections, employee terminations and employee loan requests, 1,069,397 shares of PDC redeemable common stock were repurchased during 2009 at an aggregate price of $21.2 million.

In 2008, the ESOP trustee purchased 262,752 shares of PDC redeemable common stock for an aggregate price of $6.4 million from pre-tax payroll deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. The Company’s matching contributions over this same period resulted in an additional 234,378 shares of redeemable common stock being issued. As a result of hardship withdrawals, diversification elections, employee terminations and employee loan requests, 969,987 shares of PDC redeemable common stock were repurchased during 2008 at an aggregate price of $27.9 million.

In accordance with the ASC 480, “Distinguishing Liabilities from Equity,” redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of January 1, 2011. The earliest redemption date, as mandated by federal law, occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. Due to a reduction in the share price on June 30, 2010, partially offset by an increase in the share price on December 31, 2010, the Company reduced the redeemable common stock accretion by $7.0 million for the year ended January 1, 2011. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $125 million has been determined. The redeemable common stock recorded book value as of January 1, 2011, was $110 million. Since the inception of the ESOP, approximately $48 million of accretion has been recorded. The fair value of the redeemable common stock is determined by an independent, third-party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Such valuations are made as of June 30 and December 31. Until the independent valuation is received, the fair value of the stock is estimated by management. The interim estimates as of the first and third quarter of each year may differ from the values determined by the appraiser as of June 30 and December 31. Adjustments, if any, as of the first quarter and third quarter of each year, will be recorded when the independent valuation is received. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.      UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for 2010 includes the following (dollars in thousands):

	For the Three Months Ended April 4, 2010	For the Three Months Ended July 4, 2010	For the Three Months Ended October 3, 2010	For the Three Months Ended January 1, 2011	For the Year Ended January 1, 2011
Net sales	$210,008	$220,784	$214,870	$204,222	$849,884
Gross profit	39,723	37,419	47,759	40,495	165,396
Operating income	13,091	2,101	13,115	8,732	37,039
Loss from continuing operations	(8,999)	(16,278)	(2,265)	(7,621)	(35,163)
Income (loss) from discontinued
operations, net of income taxes	1,552	1,302	814	(169)	3,499
Net loss	$(7,447)	$(14,976)	$(1,451)	$(7,790)	$(31,664)

The following narrative relates to the quarterly presentation of loss from continuing operations. During 2010, an $8.9 million environmental expense insurance recovery was recorded, $8.2 million in the first quarter and $0.7 million in the fourth quarter. Appleton recorded debt extinguishment expense of $7.0 million during 2010. Of this, $5.5 million, recorded in the first quarter of 2010, was the result of Appleton’s voluntary refinancing of its senior secured credit facilities. Another $1.5 million net loss on debt extinguishment, recorded in the fourth quarter of 2010, was related to the early voluntary repayment in full and termination of the secured term note payable, as amended.

Unaudited quarterly financial data for 2009 includes the following (dollars in thousands):

	For the Three Months Ended April 5, 2009	For the Three Months Ended July 5, 2009	For the Three Months Ended October 4, 2009	For the Three Months Ended January 2, 2010	For the Year Ended January 2, 2010
Net sales	$188,606	$189,351	$195,488	$188,362	$761,807
Gross profit	41,133	40,088	45,379	31,960	158,560
Operating income (loss)	9,996	11,105	10,320	(1,313)	30,108
Income (loss) from continuing operations	3,747	194	34,142	(14,269)	23,814
Income (loss) from discontinued operations, net of income taxes	483	974	1,030	(3,093)	(606)
Net income (loss)	$4,230	$1,168	$35,172	$(17,362)	$23,208

    The following narrative relates to the quarterly presentation of income (loss) from continuing operations. During 2009, the Company registered with the Internal Revenue Service as an alternative fuel mixer for which it earned an alternative fuels tax credit of $17.7 million for alternative fuel usage throughout the year. Of this fuels tax credit, $8.0 million was recorded during second quarter 2009, $5.0 million was recorded during third quarter 2009 and $4.7 million was recorded during fourth quarter 2009, all as a reduction to cost of sales. This tax credit expired on December 31, 2009. Appleton recorded debt extinguishment income of $42.6 million during 2009. Of this, $5.4 million, recorded in the first quarter of 2009, was the result of Appleton’s purchase of $7.5 million of the 9.75% senior subordinated notes payable due June 2014. These purchases were deeply discounted and resulted in the recorded gain. Another $37.4 million net gain on debt extinguishment was recorded in the third quarter of 2009 related to the voluntary debt-for-debt exchange and the Second Amendment to the senior secured credit facilities. Appleton performed its annual goodwill impairment analysis during fourth quarter 2009 and, as a result, recorded a $6.3 million impairment charge within the performance packaging business and is therefore included in discontinued operations. During fourth quarter 2009, Appleton recorded an $0.8 million gain in discontinued operations related to the sale of C&H Packaging Company, Inc.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    During fourth quarter 2010, Appleton changed its method of inventory accounting, for raw materials, work in process and finished goods inventories, from the LIFO method to the FIFO method. This was deemed a preferable method as the key users of the financial statements, including lenders, creditors and rating agencies, analyze results and require compliance with debt covenants using the FIFO method of accounting. Further, this will conform all of Appleton's inventories to the FIFO method of accounting and promote greater comparability with international competitors as Appleton expands its global sales. This change in accounting method was done in accordance with ASC 250, “Accounting Changes and Error Corrections” and all periods presented have been retrospectively adjusted to reflect the period-specific effects of applying the new accounting principle. The cumulative effect of this change to the new accounting principle, on periods prior to those presented, resulted in a decrease to retained earnings of $9.6 million as of December 30, 2007.

The following table summarizes the effect of this accounting change on the Company’s quarterly financial results for the two years ended January 1, 2011 (dollars in thousands):

	2010		2009
	As		As
	Originally	As	Originally	As
	Reported	Reported	Reported	Reported
	under LIFO	under FIFO	under LIFO	under FIFO
First quarter:
Gross Profit	$39,808	$39,723	$38,066	$41,133
Operating Income	13,176	13,091	6,929	9,996
(Loss) income from continuing operations	(8,914)	(8,999)	680	3,747
Net (loss) income	(7,362)	(7,447)	1,163	4,230

Second quarter:
Gross Profit	36,658	37,419	46,164	40,088
Operating Income	1,340	2,101	17,181	11,105
(Loss) income from continuing operations	(17,039)	(16,278)	6,270	194
Net (loss) income	(15,737)	(14,976)	7,244	1,168

Third quarter:
Gross Profit	45,335	47,759	41,650	45,379
Operating Income	10,691	13,115	6,591	10,320
(Loss) income from continuing operations	(4,689)	(2,265)	30,413	34,142
Net (loss) income	(3,875)	(1,451)	31,443	35,172

Fourth quarter:
Gross Profit		40,495	34,604	31,960
Operating income (loss)		8,732	1,331	(1,313)
Loss from continuing operations		(7,621)	(11,625)	(14,269)
Net loss		(7,790)	(14,718)	(17,362)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

24.      SEGMENT INFORMATION

The Company’s three reportable segments are as follows:  carbonless papers, thermal papers and Encapsys. The accounting policies applicable to these reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, interest income, interest expense, debt extinguishment expense (income), foreign exchange loss (gain), the nonrecurring litigation settlement and other (income) loss.

In previous years, the reportable segments were coated solutions, thermal papers, security papers and performance packaging. The financial results of the Encapsys business had previously been included within the coated solutions segment. Encapsys provides microencapsulation technologies and microencapsulated products for Appleton’s production of carbonless papers and commercially to external customers. Encapsys has grown to be an increasingly significant business and is forecasted to continue this trend. As a result of this growth, there is a specific management team in place to oversee the development, marketing and manufacturing of these products. With the breakout of Encapsys, the only remaining product line within coated solutions was carbonless papers. As the result of a business and management realignment of the Company’s paper business, previously reported security papers has been combined with carbonless papers to become the carbonless papers reportable segment. The carbonless papers segment and the thermal papers segment each operate under separate management teams to encourage a singular focus on specific markets and customers and their respective needs. All prior period financial information has been restated to conform to this new segment presentation.

The carbonless papers segment, which includes carbonless and security paper products, is the largest component of Appleton’s paper business. Carbonless paper is used to make multipart business forms such as invoices and purchase orders. Appleton produces coated products for point-of-sale displays and other design and print applications and offer custom coating solutions. Carbonless products are sold directly to converters, business forms printers and merchant distributors who stock and sell carbonless paper to printers. Appleton produces security papers with features that resist forgery, tampering and counterfeiting. Appleton’s portfolio of products incorporates security technologies, including watermarks, taggants, reactive chemicals, embedded threads and fibers and machine-readable technologies, to serve global markets. Appleton focuses on financial and identity documents for business and government such as checks, visas, automobile titles and birth certificates.

The thermal papers segment focuses on the development of substrates for the transaction and item identification markets. Thermal paper is used in four principal market segments: (1) point-of-sale products for retail receipts and coupons; (2) labels for shipping, warehousing, medical and clean-room applications; (3) tag and tickets for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart products for engineering, industrial and medical diagnostic charts. Point-of-sale products are sold to printers and converters who in turn sell to end-user customers or to resellers such as office supply stores, office superstores, warehouse clubs, mail order catalogs, equipment dealers, merchants and original equipment manufacturers. Label products are sold to companies who apply pressure sensitive adhesive coatings and release liners and then sell these products to label printers. Tag, ticket and chart grades are sold to specialty printing companies who convert them to finished products such as entertainment, lottery and gaming tickets, tags, coupons and medical charts.

The Encapsys segment discovers, develops and manufactures microencapsulation solutions for external partner companies and for Appleton’s carbonless papers segment. Microencapsulation is the process of putting a microscopic wall around a core substance. Appleton helped NCR produce the first commercial application for microencapsulation in 1954 with the introduction of carbonless paper. Since then, Appleton researchers have developed the art and science of microencapsulation and are working with partners and potential partners in industries as diverse as agriculture, paints and coatings, food, pharmaceuticals, paper, textiles, personal and household care, adhesives, and oil and gas. The Encapsys segment leverages Appleton’s extensive technical knowledge and experience with microencapsulation and uses an open innovation process with partner customers to develop successful technical solutions for those companies.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Year Ended January 1, 2011	For the Year Ended January 2, 2010	For the Year Ended January 3, 2009
Net sales
Carbonless papers	$479,058	$464,343	$567,059
Thermal papers	341,776	281,146	280,296
	820,834	745,489	847,355
Encapsys	52,250	40,459	32,622
Intersegment (A)	(23,200)	(24,141)	(25,054)
Total	$849,884	$761,807	$854,923
Operating income (loss)
Carbonless papers	$30,474	$49,143	$35,073
Thermal papers	(2,261)	(10,911)	(11,502)
	28,213	38,232	23,571

Encapsys	10,075	2,704	(804)
Unallocated corporate charges	2,296	(7,179)	(6,351)
Intersegment (A)	(3,545)	(3,649)	(3,604)
Total	$37,039	$30,108	$12,812

Depreciation and amortization
Carbonless papers	$27,377	$33,139	$37,139
Thermal papers	19,702	20,044	14,314
	47,079	53,183	51,453

Encapsys	2,455	2,959	1,628
Unallocated corporate charges	246	318	229
Total	$49,780	$56,460	$53,310

(A)	Intersegment represents the portion of the Encapsys segment financial results relating to microencapsulated products provided internally for the production of carbonless papers.

During the year ended January 1, 2011, the Company recorded an $8.9 million environmental expense insurance recovery within unallocated corporate charges.

During the year ended January 2, 2010, the Company recorded a $17.7 million alternative fuels tax credit as a reduction to cost of sales, all of which was allocated to carbonless papers. Also during the year ended January 2, 2010, the Company recorded $4.3 million of costs, within unallocated corporate charges, associated with the debt-for-debt exchange.

No restructuring expense was recorded during the years ended January 1, 2011 and January 2, 2010. During 2008, the Company recorded restructuring costs within its reportable segments as follows: $1.7 million in carbonless papers, $0.8 million in thermal papers and $0.1 million in unallocated corporate charges.

Revenues from sales in the U.S. were $579.5 million in 2010, $546.0 million in 2009 and $592.4 million in 2008. Revenues from sales to customers in foreign countries were $270.4 million in 2010, $215.8 million in 2009 and $262.5 million in 2008. Substantially all long-lived assets were located in the U.S. as of January 1, 2011, January 2, 2010, and January 3, 2009.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

25.      ALTERNATIVE FUELS TAX CREDIT

The U.S. Internal Revenue Code provided a tax credit for companies that used alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, was refundable to the taxpayer. In February 2009, Appleton began mixing black liquor with diesel fuel and using the mixture at its mill in Roaring Spring, Pennsylvania. The Company applied to the Internal Revenue Service to be registered as an alternative fuel mixer and received its registration in May 2009. As of January 2, 2010, Appleton had filed for excise tax refunds totaling $17.2 million and accrued $0.5 million for eligible alternative fuel usage through January 2, 2010. At year-end 2009, $0.9 million was recorded as a receivable in other current assets in the accompanying Consolidated Balance Sheet. Accordingly, the Consolidated Statement of Operations for the year ended January 2, 2010 included a $17.7 million tax credit as a reduction to cost of sales. Expenses related to this excise tax refund totaled $0.2 million for the year ended January 2, 2010. As of March 1, 2010, the entire $17.7 million had been received in cash from the Internal Revenue Service. This tax credit expired on December 31, 2009.

26.      GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior notes, as amended, and senior subordinated notes, as amended, which have been guaranteed by PDC (the “Parent Guarantor”), C&H (prior to its December 18, 2009 sale), American Plastics Company, Inc. (prior to its July 22, 2010 sale), Rose Holdings Limited and New England Extrusion Inc. (prior to its July 22, 2010 sale), each of which is a 100%-owned subsidiary of Appleton (the “Subsidiary Guarantors”). These guarantees are full, unconditional and joint and several. Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited and Bemrose Security & Promotional Printing Limited were Subsidiary Guarantors that were classified as discontinued operations during 2008 and disposed of in third quarter 2008, as discussed in Note 3 to the Consolidated Financial Statements.

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a 100%-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of January 1, 2011 and January 2, 2010, and for the years ended January 1, 2011, January 2, 2010, and January 3, 2009. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.

While preparing the Form 10-Q for the first quarter ended April 4, 2010, it was discovered that $2.8 million was not appropriately classified between the Issuer and the Subsidiary Guarantor as it relates to the cash flows from operating and financing activities within the 2009 Guarantor Condensed Consolidated Financial Statements. Similarly, $2.9 million was not appropriately classified between the Issuer and the Subsidiary Guarantor as it relates to the cash flows from operating and financing activities within the 2008 Guarantor Condensed Consolidated Financial Statements. The errors are not deemed material and the 2008 and 2009 financial information, and related disclosures presented, have been revised.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

JANUARY 1, 2011

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$3,399	$-	$373	$-	$3,772
Accounts receivable, net	-	85,988	101	7,285	-	93,374
Inventories	-	107,908	-	2,124	-	110,032
Other current assets	20,580	21,364	-	48	-	41,992
Total current assets	20,580	218,659	101	9,830	-	249,170

Property, plant and equipment, net	-	354,597	-	4	-	354,601
Investment in subsidiaries	161,559	13,462	-	-	(175,021)	-
Other assets	12	73,087	-	129	-	73,228
Total assets	$182,151	$659,805	$101	$9,963	$(175,021)	$676,999

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$18,694	$-	$-	$-	$18,694
Accounts payable	-	48,608	-	43	-	48,651
Due to (from) parent and affiliated companies	318,142	(312,040)	101	(6,203)	-	-
Other accrued liabilities	-	63,524	-	2,558	-	66,082
Total current liabilities	318,142	(181,214)	101	(3,602)	-	133,427

Long-term debt	-	540,131	-	-	-	540,131
Other long-term liabilities	-	139,329	-	103	-	139,432
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	(135,991)	161,559	-	13,462	(175,021)	(135,991)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$182,151	$659,805	$101	$9,963	$(175,021)	$676,999

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

JANUARY 2, 2010

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$9,161	$1	$801	$-	$9,963
Accounts receivable, net	-	76,248	-	5,237	-	81,485
Inventories	-	102,845	-	2,172	-	105,017
Other current assets	47,100	7,518	-	140	-	54,758
Assets of discontinued operations	-	-	17,772	-	-	17,772
Total current assets	47,100	195,772	17,773	8,350	-	268,995

Property, plant and equipment, net	-	385,120	-	9	-	385,129
Investment in subsidiaries	172,458	96,505	-	-	(268,963)	-
Other assets	28,612	67,430	-	153	-	96,195
Assets of discontinued operations	-	-	40,332	-	-	40,332
Total assets	$248,170	$744,827	$58,105	$8,512	$(268,963)	$790,651

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$5,955	$-	$-	$-	$5,955
Accounts payable	-	55,280	-	104	-	55,384
Due to (from) parent and affiliated companies	354,893	(316,974)	(31,823)	(6,096)	-	-
Other accrued liabilities	-	94,485	-	2,096	-	96,581
Liabilities of discontinued operations	-	-	5,733	-	-	5,733
Total current liabilities	354,893	(161,254)	(26,090)	(3,896)	-	163,653

Long-term debt	-	544,113	-	-	-	544,113
Other long-term liabilities	-	189,510	-	98	-	189,608
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	(106,723)	172,458	84,195	12,310	(268,963)	(106,723)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$248,170	$744,827	$58,105	$8,512	$(268,963)	$790,651

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR JANUARY 1, 2011
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$847,623	$-	$47,867	$(45,606)	$849,884
Cost of sales	-	684,381	-	45,771	(45,664)	684,488

Gross profit	-	163,242	-	2,096	58	165,396
Selling, general and administrative expenses	-	135,434	-	1,870	-	137,304
Environmental expense insurance recovery	-	(8,947)	-	-	-	(8,947)

Operating income	-	36,755	-	226	58	37,039
Interest expense	13,319	66,190	-	-	(13,737)	65,772
Debt extinguishment expense, net	-	7,010	-	-	-	7,010
Interest income	-	(13,645)	-	(419)	13,737	(327)
Loss in equity investments	18,345	24,591	-	-	(42,936)	-
Other loss (income)	-	230	-	(664)	5	(429)

(Loss) income from continuing operations before income taxes	(31,664)	(47,621)	-	1,309	42,989	(34,987)
Provision for income taxes	-	20	-	156	-	176

(Loss) income from continuing operations	(31,664)	(47,641)	-	1,153	42,989	(35,163)
Income (loss) from discontinued operations, net of income taxes	-	29,296	(25,797)	-	-	3,499

Net (loss) income	$(31,664)	$(18,345)	$(25,797)	$1,153	$42,989	$(31,664)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR JANUARY 2, 2010
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$759,779	$-	$45,240	$(43,212)	$761,807
Cost of sales	-	602,994	-	43,701	(43,448)	603,247

Gross profit	-	156,785	-	1,539	236	158,560
Selling, general and administrative expenses	-	126,872	-	1,580	-	128,452

Operating income (loss)	-	29,913	-	(41)	236	30,108
Interest expense	12,628	51,291	65	-	(12,693)	51,291
Debt extinguishment income, net	-	(42,602)	-	-	-	(42,602)
Interest income	-	(13,028)	(65)	(2)	12,693	(402)
(Income) loss in equity investments	(35,836)	11,486	-	-	24,350	-
Other income	-	(1,018)	-	(1,633)	325	(2,326)

Income from continuing operations before income taxes	23,208	23,784	-	1,594	(24,439)	24,147
Provision for income taxes	-	282	-	51	-	333

Income from continuing operations	23,208	23,502	-	1,543	(24,439)	23,814
Income (loss) from discontinued operations, net of income taxes	-	12,334	(12,940)	-	-	(606)

Net income (loss)	$23,208	$35,836	$(12,940)	$1,543	$(24,439)	$23,208

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR JANUARY 3, 2009
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$856,388	$-	$58,132	$(59,597)	$854,923
Cost of sales	-	686,121	-	56,900	(59,594)	683,427

Gross profit	-	170,267	-	1,232	(3)	171,496
Selling, general and administrative expenses	-	154,046	-	2,060	-	156,106
Restructuring and other charges	-	2,578	-	-	-	2,578

Operating income (loss)	-	13,643	-	(828)	(3)	12,812
Interest expense	12,151	54,267	153	-	(12,304)	54,267
Debt extinguishment income, net	-	(11,598)	-	-	-	(11,598)
Interest income	-	(15,797)	(153)	(67)	14,946	(1,071)
Loss in equity investments	81,070	34,149	-	-	(115,219)	-
Other (income) loss	-	(18,594)	-	2,654	(273)	(16,213)
Loss from continuing operations
before income taxes	(93,221)	(28,784)	-	(3,415)	112,847	(12,573)
Benefit for income taxes	-	(48)	-	(269)	-	(317)

Loss from continuing operations	(93,221)	(28,736)	-	(3,146)	112,847	(12,256)
Loss from discontinued operations, net of income taxes	-	(52,334)	(31,273)	-	2,642	(80,965)

Net loss	$(93,221)	$(81,070)	$(31,273)	$(3,146)	$115,489	$(93,221)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JANUARY 1, 2011
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(31,664)	$(18,345)	$(25,797)	$1,153	$42,989	$(31,664)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	-	49,755	1,726	5	-	51,486
Other	-	4,468	-	(664)	-	3,804
Change in assets and liabilities, net	76,665	(79,208)	(7,264)	(815)	(42,989)	(53,611)

Net cash provided (used) by operating activities	45,001	(43,330)	(31,335)	(321)	-	(29,985)
Cash flows from investing activities:
Proceeds from sale of equipment	-	208	-	-	-	208
Net change in cash due to sale of Films	-	56,000	-	-	-	56,000
Insurance proceeds from involuntary conversion	-	1,029	-	-	-	1,029
Additions to property, plant and equipment	-	(17,249)	(590)	-	-	(17,839)
					-
Net cash provided (used) by investing activities	-	39,988	(590)	-	-	39,398
Cash flows from financing activities:
Payments of senior secured notes payable	-	(211,225)	-	-	-	(211,225)
Proceeds from senior secured first lien notes payable	-	299,007	-	-	-	299,007
Debt acquisition costs	-	(10,847)	-	-	-	(10,847)
Payments relating to capital lease obligation	-	(721)	-	-	-	(721)
Proceeds from old revolving line of credit	-	21,350	-	-	-	21,350
Payments of old revolving line of credit	-	(109,575)	-	-	-	(109,575)
Proceeds from new revolving line of credit	-	316,993	-	-	-	316,993
Payments of new revolving line of credit		(287,693)	-	-	-	(287,693)
Payments of State of Ohio loan	-	(1,151)	-	-	-	(1,151)
Payments of secured financing	-	(20,905)	-	-	-	(20,905)
Due to parent and affiliated companies, net	(36,751)	4,934	31,924	(107)	-	-
Proceeds from issuance of redeemable common stock	3,561	-	-	-	-	3,561
Payments to redeem common stock	(11,811)	-	-	-	-	(11,811)
Decrease in cash overdraft	-	(2,628)	-	-	-	(2,628)

Net cash (used) provided by financing activities	(45,001)	(2,461)	31,924	(107)	-	(15,645)
Effect of foreign exchange rate changes on cash and cash equivalents	-	41	-	-	-	41
Change in cash and cash equivalents	-	(5,762)	(1)	(428)	-	(6,191)
Cash and cash equivalents at beginning of period	-	9,161	1	801	-	9,963
Cash and cash equivalents at end of period	$-	$3,399	$-	$373	$-	$3,772

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JANUARY 2, 2010
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$23,208	$35,836	$(12,940)	$1,543	$(24,439)	$23,208
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	-	56,456	5,572	6	-	62,034
Impairment of continuing operations	-	-	6,341	-	-	6,341
Other	-	(35,780)	-	(1,633)	-	(37,413)
Change in assets and liabilities, net	44,445	(66,632)	2,728	1,765	24,439	6,745

Net cash provided (used) by operating activities	67,653	(10,120)	1,701	1,681	-	60,915
Cash flows from investing activities:
Proceeds from sale of equipment	-	27	-	-	-	27
Net change in cash due to sale of C&H Packaging, Inc.	-	16,875	-	-	-	16,875
Additions to property, plant and equipment	-	(22,851)	(1,705)	-	-	(24,556)

Net cash used by investing activities	-	(5,949)	(1,705)	-	-	(7,654)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(10,400)	-	-	-	(10,400)
Payments of senior subordinated notes payable	-	(1,687)	-	-	-	(1,687)
Debt acquisition costs	-	(8,642)	-	-	-	(8,642)
Payments relating to capital lease obligation	-	(731)	-	-	-	(731)
Proceeds from revolving line of credit	-	254,201	-	-	-	254,201
Payments of revolving line of credit	-	(249,710)	-	-	-	(249,710)
Proceeds from State of Ohio loan	-	3,000	-	-	-	3,000
Payments of State of Ohio loan	-	(958)	-	-	-	(958)
Payments of secured financing	-	(2,120)	-	-	-	(2,120)
Due to parent and affiliated companies, net	(50,626)	53,570	(60)	(2,884)	-	-
Proceeds from issuance of redeemable common stock	4,135	-	-	-	-	4,135
Payments to redeem common stock	(21,162)	-	-	-	-	(21,162)
Decrease in cash overdraft	-	(13,717)	-	-	-	(13,717)

Net cash (used) provided by financing activities	(67,653)	22,806	(60)	(2,884)	-	(47,791)

Effect of foreign exchange rate changes on cash and cash equivalents	-	313	-	-	-	313
Change in cash and cash equivalents	-	7,050	(64)	(1,203)	-	5,783
Cash and cash equivalents at beginning of period	-	2,111	65	2,004	-	4,180
Cash and cash equivalents at end of period	$-	$9,161	$1	$801	$-	$9,963

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JANUARY 3, 2009
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(93,221)	$(81,070)	$(31,273)	$(3,146)	$115,489	$(93,221)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	-	53,298	6,085	13	-	59,396
Impairment of discontinued operations	-	-	83,390	-	-	83,390
Other	-	9,805	266	2,654	-	12,725
Change in assets and liabilities, net	103,775	(63,172)	14,286	462	(115,489)	(60,138)

Net cash provided (used) by operating activities	10,554	(81,139)	72,754	(17)	-	2,152
Cash flows from investing activities:
Proceeds from sale of equipment	-	159	-	-	-	159
Net change in cash due to sale of Bemrose Group Limited	-	5,806	(6,805)	-	-	(999)
Additions to property, plant and equipment	-	(95,884)	(3,650)	-	-	(99,534)

Net cash used by investing activities	-	(89,919)	(10,455)	-	-	(100,374)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(2,813)	-	-	-	(2,813)
Payments of senior notes payable	-	(27,990)	-	-	-	(27,990)
Debt acquisition costs	-	(279)	-	-	-	(279)
Payments relating to capital lease obligation	-	(731)	-	-	-	(731)
Proceeds from revolving line of credit	-	396,707	-	-	-	396,707
Payments of revolving line of credit	-	(312,973)	-	-	-	(312,973)
Payments of State of Ohio loan	-	(325)	-	-	-	(325)
Proceeds from secured financing	-	22,000	-	-	-	22,000
Payments of secured financing	-	(186)	-	-	-	(186)
Due to parent and affiliated companies, net	10,950	60,534	(71,481)	(3)	-	-
Proceeds from issuance of redeemable common stock	6,426	-	-	-	-	6,426
Payments to redeem common stock	(27,930)	-	-	-	-	(27,930)
Increase in cash overdraft	-	5,729	-	-	-	5,729

Net cash (used) provided by financing activities	(10,554)	139,673	(71,481)	(3)	-	57,635
Effect of foreign exchange rate changes on cash and cash equivalents	-	(71)	-	-	-	(71)
Change in cash and cash equivalents	-	(31,456)	(9,182)	(20)	-	(40,658)
Cash and cash equivalents at beginning of period	-	33,567	9,247	2,024	-	44,838
Cash and cash equivalents at end of period	$-	$2,111	$65	$2,004	$-	$4,180

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of January 1, 2011. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the internal control over financial reporting was effective as of January 1, 2011.

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

The following table presents information as of March 10, 2011, regarding the executive officers and directors of Appleton and PDC. On March 10, 2011, Susan Scherbel tendered her notice of resignation from the Boards of Directors of Appleton and PDC, to be effective following adjournment of the March 10, 2011 Appleton Board of Directors’ meeting. Scherbel will continue her work with Bellview Associates, LLC, a financial consulting firm she co-founded in 2001 specializing in business transactions involving employee funding structures such as ESOPs.

Name	Age	Position

Mark R. Richards	51	Chairman, President, Chief Executive Officer and a Director of Appleton, and Chairman, President, Chief Executive Officer and a Director of PDC

Stephen P. Carter	59	Director of Appleton and PDC

Terry M. Murphy	62	Director of Appleton and PDC

Ronald A. Pace	63	Director of Appleton and PDC

Andrew F. Reardon	65	Director of Appleton and PDC

Susan Scherbel	52	Director of Appleton and PDC

Kathi P. Seifert	61	Director of Appleton and PDC

Kerry S. Arent	50	Vice President, Human Resources of Appleton

Thomas J. Ferree	53	Senior Vice President Finance, Chief Financial Officer and Treasurer of Appleton, and Chief Financial Officer and Treasurer of PDC

Jeffrey J. Fletcher	58	Vice President and Controller of Appleton, and Assistant Treasurer and Controller of PDC

Sarah T. Macdonald	46	Vice President and General Manager, Carbonless Business Unit of Appleton

James C. Tyrone	56	Senior Vice President of Appleton

Kent E. Willetts	53	Vice President, Strategic Development of Appleton

Mark R. Richards. Mr. Richards has been Chief Executive Officer and President of Appleton since April 2005 and a Director and Chairman of Appleton since June 2005 and Chief Executive Officer, Chairman, Director and President of PDC since April 2005. Mr. Richards has also served as a director for Neenah Foundry Company since August 2010. Prior to joining Appleton, Mr. Richards served as President of the Engineered Support Structures division of Valmont Industries, Inc. since 1999. Mr. Richards is a graduate of Northwestern University’s Kellogg Graduate School of Management where he earned a master’s degree in business administration with concentrations in marketing and finance in 1989. He earned a bachelor’s degree in packaging from Michigan State University in 1983.

Stephen P. Carter. Mr. Carter joined Appleton as a Director in July 2004. Mr. Carter is currently a principal in Ingenium Aerospace LLC and a consultant and serves as a director of Blackhawk Bancorp., Inc., a publicly held bank holding company and a director of Hollister, Incorporated, a privately held medical device company. Mr. Carter has been a director of Blackhawk Bancorp, Inc. since 2003 and has been a director of Hollister, Incorporated since 2009. Mr. Carter retired as the Executive Vice President, Chief Financial Officer and Treasurer for Woodward Governor Company in August 2005, a position he held since January 2003. Mr. Carter graduated with a bachelor’s degree from Brigham Young University in 1973 and is a CPA in Illinois. Mr. Carter's financial background as a certified public accountant, a consultant and director of a bank holding company and as the former Executive Vice President, Chief Financial Officer and Treasurer for a large industrial company, as well as his leadership experience in these positions and as a director of a medical device company, led to the conclusion that he should serve as a director of Appleton.

Terry M. Murphy. Mr. Murphy joined Appleton and PDC as a Director in June 2007 and also has served as a director for Hagerty, LLC, a specialty insurance company since July 2010. Mr. Murphy has been Executive Vice President and Chief Financial Officer of A.O. Smith since joining the company in 2006. From 1999 to 2005, Mr. Murphy held various executive management positions at Quanex Corporation and in his last position at Quanex Corporation served as its Senior Vice President and Chief Financial Officer. Murphy earned a bachelor’s degree from the University of Wisconsin-LaCrosse in 1970 and a master’s degree in business administration from Marquette University in 1974. He also earned a Juris Doctor degree from Seton Hall University School of Law in 1980 and is a certified public accountant. Mr. Murphy's financial background as a certified public accountant, former Senior Vice President and Chief Financial Officer for a large vehicular and building products manufacturing company, and as the current Executive Vice President and Chief Financial Officer for a large diversified manufacturing company, as well as his leadership experience as an executive and director, his graduate degree in business and degree in law, led to the conclusion that he should serve as a director of Appleton and PDC. On February 7, 2011, Mr. Murphy announced his retirement from A.O. Smith, effective May 1, 2011. Mr. Murphy will continue to serve as a director of Appleton and PDC following his retirement.

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

Susan Scherbel. Ms. Scherbel has been a Director of Appleton since January 2002. Ms. Scherbel is employed by Bellview Associates, a financial consulting firm she co-founded in March 2001. Ms. Scherbel graduated with a bachelor’s degree (Government and Economics) from Harvard College in 1979, a Juris Doctor degree from Georgetown University in 1982 and a masters of law degree from Georgetown University in 1986. After graduating from law school, Ms. Scherbel specialized in the area of Federal Taxation with a strong focus on employee funding structures. From 1985 to 1987, she held an advisory position at the U.S. Department of Treasury under which she assumed primary responsibility for ESOP legislation and regulation. Following her Treasury appointment, Ms. Scherbel served as a managing director for Merrill Lynch’s Investment Banking Division until 2001 when she left to form Bellview Associates. Ms. Scherbel is currently a member in good standing of both the Washington, D.C. and Maine Bar Associations. Ms. Scherbel’s expertise and significant experience with ESOP funding and administration, her extensive financial and tax law experience as an advisor to the U.S. Department of Treasury and as a director of a major investment banking firm, as well as her leadership experience in such positions and her graduate degree in law, led to the conclusion that she should serve as a director of Appleton.

Kathi P. Seifert. Ms. Seifert joined Appleton and PDC as a Director in July 2004. Ms. Seifert retired as Executive Vice President and Group President of Global Personal Care Products for Kimberly-Clark Corporation in June 2004, a position she held since 1999. Ms. Seifert is also currently a director of Eli Lilly and Company, Revlon Consumer Products Corporation, Supervalu, Inc. and Lexmark, Inc. She has served as a director of Eli Lilly and Company since 1995 and as a director of Revlon Consumer Products Corporation, Supervalu, Inc. and Lexmark, Inc. since 2006. Ms. Seifert served as a director of Albertson's, Inc. in 2005. Ms. Seifert also serves on the Board of Directors for the U.S. Fund for UNICEF, the Fox Cities Performing Arts Center, and New North. Ms. Seifert graduated with a bachelor’s degree from Valparaiso University in 1971. Ms. Seifert's business experience as the former Executive Vice President and division Group President of a global manufacturer of family and personal care products, and as a director of a global pharmaceutical company, cosmetics and personal care products company, grocery retailing company, and printing and imaging products manufacturing company, as well as her leadership experience in these positions, led to the conclusion that she should serve as a director of Appleton and PDC.

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

Jeffrey J. Fletcher. Mr. Fletcher has been Vice President and Controller of Appleton since December 2010; prior to December, Mr. Fletcher was Vice President Financial Operations from March 2010, and prior to March 2010, Mr. Fletcher was Principal Accounting Officer and Controller of Appleton since March 2007. Mr. Fletcher has been Assistant Treasurer and Controller of PDC since March 2007. Prior to joining Appleton in February 2007, Mr. Fletcher was Corporate Controller for Wells' Dairy, Inc. since 2005. From 2003 to 2005, Mr. Fletcher worked for IP Innovations, Inc. as President and Chief Financial Officer. Mr. Fletcher earned a bachelor's degree in accounting from the University of Iowa in 1978 and a master's degree in business administration from Northwestern University’s Kellogg Graduate School of Management in 1992.

Sarah T. Macdonald. Ms. Macdonald has been the Vice President and General Manager, Carbonless Business Unit since February 2010. Ms. Macdonald was the Vice President, Global Sales and General Manager, International from October 2008 through January 2010 prior to which she was the Vice President and General Manager, International after joining Appleton in October 2005. Prior to joining Appleton, she held senior sales and marketing management positions with U.S. Can Corporation for nine years and was named the Executive Vice President of Sales and Marketing in 2005. Ms. Macdonald studied French and business studies at West Kent College and earned a professional certification for international trade and finance, law and marketing in 1985.

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

The board of directors of PDC has an Audit Committee responsible for, among other things, providing assistance to the board of directors in fulfilling its responsibility to the ESOP participants relating to financial accounting and reporting practices and the quality and integrity of PDC financial reports. Effective January 1, 2011, members of the committee include: Mr. Carter, Mr. Reardon and Ms. Scherbel. Mr. Carter serves as the Audit Committee Chair. The boards of directors of PDC and Appleton have determined that Mr. Carter is an “audit committee financial expert” as defined under the applicable rules of the SEC. Mr. Carter is an “independent director” as that term is defined under the listing standards of the Nasdaq Stock Market, Inc. The charter for the Audit Committee can be found on Appleton’s website at www.appletonideas.com (investor information section).

The board of directors of Appleton has a Compensation Committee responsible for authorizing the compensation of the Chief Executive Officer subject to ratification by the board of directors, approving the compensation of the named executive officers based on the recommendations of the Chief Executive Officer and reviewing the compensation of the other executive officers. The Compensation Committee also has authority for administration of the Long-Term Incentive Plan and the Long-Term Restricted Stock Unit Plan. Effective January 1, 2011, members of the committee include: Mr. Pace, Mr. Murphy and Ms. Seifert. Mr. Pace serves as the Compensation Committee Chair. See “Item 11. Executive Compensation—Compensation Discussion and Analysis,” below. The charter for the Compensation Committee is available at www.appletonideas.com (investor information section).

The board of directors of Appleton has a Corporate Governance Committee for the purpose of developing, recommending and evaluating best corporate governance practices applicable to Appleton, including those related to director compensation, nomination of directors, election of members to board committees and board education and practices. Effective January 1, 2011, members of the committee include: Ms. Scherbel, Mr. Murphy, Mr. Reardon, Mr. Richards and Ms. Seifert. Ms. Scherbel serves as the Corporate Governance Committee Chair. The charter for the Corporate Governance Committee can be found on Appleton’s website at www.appletonideas.com (investor information section).

The Company has adopted a Code of Business Conduct and Ethics that applies to the directors, officers and employees of PDC and Appleton, including the principal executive officer, principal financial officer and controller of PDC and Appleton. This Code of Business Conduct and Ethics is posted on Appleton’s Internet web site at www.appletonideas.com (investor information section). The Company intends to timely disclose, on the website, any amendments to, or waivers from, certain provisions of the Code of Business Conduct and Ethics that apply to the principal executive officer, principal financial officer and controller of PDC and Appleton. Appleton has also adopted other best practices including the following:

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

Item 11.          Executive Compensation

Compensation Discussion and Analysis

Goals and Policies. The Executive Compensation Goals and Policies, adopted by the Compensation Committee of the board of directors of Appleton, establish the objectives of Appleton’s compensation program as follows:

•      enable Appleton to attract, motivate and retain highly qualified people;

•	provide compensation opportunities that are competitive for similar positions within similar companies when company performance meets pre-established goals;

•      include a performance-based variable pay component that supports Appleton’s strategic business goals; and

•      act in the best interests of Appleton’s beneficial owners, the participants in the ESOP.

Compensation Elements. Appleton’s executive compensation includes base salary, annual performance-based incentive pay, long-term performance-based incentive pay and benefits, including general benefits available to all employees and specific executive benefits. The Compensation Committee believes these elements of executive compensation provide the proper incentives and rewards for increasing shareholder value. Base salary provides market competitive compensation for executive management and leadership at a level that will attract highly qualified professionals. Annual performance-based incentive pay, in amounts based on market competitive values within Appleton’s labor market for executive talent, provides an incentive for executives to achieve Appleton’s annual performance goals. Long-term performance-based incentive pay provides executives with direct rewards for multi-year business performance that contributes to shareholder value over several years. Employee benefits provide health, welfare and retirement income benefits that enable employees, including executives, to maintain good health and provide financial security for employees and families in order to remain focused on Appleton’s success. The mix of elements of compensation is based on the proportion of those elements of executive compensation paid in the market.

Performance-Based Compensation. When Company performance exceeds pre-established target goals for the year, performance-based pay elements (annual and long-term incentive) allow for compensation that exceeds the median market compensation. Conversely, when performance falls short of targeted goals, performance-based pay elements allow for compensation below median market compensation levels.

The Compensation Committee believes that this combination of cash and equity-based compensation supports the objectives of the executive compensation program described above. First, these vehicles allow Appleton to provide a competitive compensation package based on prevailing market practices. At the same time, a significant portion of target compensation is variable “at-risk” pay tied to both short-term performance and long-term performance. Variable pay for short-term performance is capped to protect the business from annual “windfall” results. The Compensation Committee believes these awards support Appleton’s pay-for-performance philosophy by linking pay amounts to Appleton’s level of performance and the achievement of Appleton’s strategic goals. The Compensation Committee believes that Appleton’s executive compensation program is not structured to encourage management to take unreasonable or excessive risks relating to Appleton’s business. Instead, the Compensation Committee believes that the compensation programs encourage management to take a balanced approach that focuses on delivering annual results and contributing to shareholder value. The pay that is fixed and at risk varies by position. As shown in the table below, Appleton’s emphasis on pay-for-performance resulted in performance-based compensation representing a significant portion of the total target compensation of the named executive officers in fiscal year 2010. Executive compensation includes more pay at risk than that of other employees in the organization.

2010 Total Direct Compensation Mix at Target Company Performance

	Fixed (Salary)	Pay at Risk (Annual and Long-Term Incentives)(1)
Mark R. Richards Chairman, President, Chief Executive Officer and a Director of Appleton, and Chairman, President, Chief Executive Officer and a Director of PDC	34%	66%
Thomas J. Ferree Senior Vice President Finance, Chief Financial Officer and Treasurer of Appleton, and Chief Financial Officer and Treasurer of PDC	44%	56%
Sarah T. Macdonald Vice President, Carbonless Business Unit of Appleton	60%	40%
Kent E. Willetts Vice President, Strategic Development of Appleton	46%	54%
James C. Tyrone Senior Vice President of Appleton	47%	53%
M. Kathleen Bolhous Vice Present and General Manager, Performance Packaging of Appleton	61%	39%

(1)
Calculated using annual incentive paid at target and 1 year of long-term incentive expected value based on grant price. The Restricted Stock Unit grant as of January 3, 2010 is valued at a $13.26 per share grant price.

Market Survey Process. The Compensation Committee determines competitive market pay by means of market surveys and analyses conducted every other year by nationally recognized, non-employee executive compensation consultants who report to the Compensation Committee. Appleton’s consultants use broad-based surveys of general industry companies of similar revenue size. Market survey data comes from companies with revenues between $450 million and $7.8 billion (median is $2.3 billion), regressed to Appleton’s revenue size. This sample was chosen because it best represents Appleton’s labor market for executive talent, which is broader than the paper industry, and provides a reasonable sample size that allows Appleton to track changes in the labor market for executive talent. Appleton’s vice president of human resources provides the consultant with descriptions of Appleton’s executives’ responsibilities but does not participate in the market surveys or analyses. The vice president of human resources also provides organizational and technical support to the Compensation Committee by coordinating the work of the compensation consultant and providing relevant information about company policies and practices. The Chief Executive Officer (the “CEO”) provides a description of Appleton’s business but does not participate in the market surveys or analyses. In the years in which the consultant does not conduct a full market survey and analysis, the consultant instead provides the Compensation Committee with a general rate of market increase for executive compensation and the rate of increase is applied to the market pay determined in the prior year’s analysis.

The Compensation Committee engaged Towers Watson, who reports to the Compensation Committee, as the compensation consultant to conduct a compensation survey in 2010. Their findings, after reviewing all elements of total compensation, including base salary, target bonus and most recent equity-based grants, showed that, in the aggregate, Appleton’s target compensation is competitive with the external market.

In 2010, Towers Watson was paid $76,698 in fees for executive compensation consulting, and $310,674 in fees for all other retirement consulting, administrative fees and actuarial services for Appleton plans.

Compensation Decisions. The Compensation Committee reviews and approves individual executive salaries based on the market pay for the executive’s position and the executive’s general level of performance in the position. At times, prior salary may influence a decision on current salary. An executive fully performing the duties of a position will be paid market pay for that position. An executive not yet fully performing in a position may receive less than market pay. An executive making contributions significantly in excess of those expected for the position may receive above market pay. The Compensation Committee uses quantitative and qualitative metrics and exercises some judgment in determining achievement of the overall company and division performance goals and assessing the named executive’s individual performance for the prior year. The Compensation Committee uses an evaluation of individual performance in determining increases to base salary and awarding annual performance-based incentive compensation and long-term compensation.

The Compensation Committee is responsible for authorizing the compensation of the CEO, subject to ratification by the board of directors, approving the compensation of the named executive officers who report directly to the CEO based on the recommendations of the CEO, and reviewing the compensation plans applicable to the other executive officers. The CEO is responsible for approving all other pay. The Compensation Committee considers market analysis and data from Towers Watson in authorizing and approving compensation arrangements for executive officers. Decisions to increase or decrease executive compensation materially, if any, are based on: (1) significant changes in individual performance; (2) significant changes in job duties and responsibilities; and/or (3) review of market pay levels to ensure compensation is competitive.

Annual Performance-Based Incentive Plan. Beginning in 2009 and continuing in 2010, The Appleton Annual Incentive Plan’s annual performance-based incentive for all eligible employees, including executives, is measured by Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (70% weighting) and Cash Conversion Days (CCD) (30% weighting). The Annual Incentive Plan allows for adjustments, as recommended by the Chief Financial Officer (the “CFO”) and approved by the Compensation Committee, to the calculation of EBITDA. These adjustments are restricted to special circumstances such as restructuring, refinancing, acquisitions, divestitures or other items the committee determines should be adjusted and is then referred to as Adjusted EBITDA. Adjustments in 2010 were made for the Fox River insurance recovery and change in inventory accounting treatment. Incentive payouts will reflect performance levels relating to Adjusted EBITDA and CCD performance measures for the Company or Division level. Following the sale of the Packaging Division, the metrics and performance for the Company and the Technical Papers Division are the same. EBITDA is an indicator of Appleton’s profitability and financial performance and is calculated as follows: EBITDA equals Net Income (including incentive accrual expense) plus Interest, Taxes, Depreciation, Amortization.

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

Performance below Adjusted EBITDA threshold will result in no annual performance-based incentive compensation. In 2010, Threshold performance was reduced from 20% to 10% of Target payment and an Outstanding Plus performance level was eliminated. Targets were set at a level of improvement from the prior year performance as listed below. Performance goals were adjusted for continuing operations following the sale of the Packaging Division.

2010 Performance Goals ($millions)

	Adjusted EBITDA	CCD
Outstanding	$91.0	54 days
Target	$85.0	59 days
Threshold	$75.0	64 days

The annual performance-based incentive when performance results are at target is 85% of base salary for the CEO, 55% of base salary for the CFO and 50% of base salary for named executive officer vice presidents. In 2010, EBITDA for “All Appleton” calculated per the plan document resulted in a total EBITDA of $87.6 million. Adjustments recommended by the CFO and approved by the Compensation Committee for the Fox River insurance recovery and change in inventory accounting treatment resulted in Adjusted EBITDA of $75.6 million (13.2% of Target payout – interpolated between Threshold and Target payout award levels). Actual CCD performance against target was 60.8 days (60.7% of Target payout – interpolated between Threshold and Target payout award levels). The combined incentive payout results in 27.5% of Target.

For each executive other than the CEO, the CEO has discretion to increase or decrease the executive’s annual performance-based incentive bonus by 20% of the earned incentive without Compensation Committee approval based on the executive’s achievement of strategic business objectives established by the CEO at the beginning of the fiscal year. Some of these objectives may be measurable while others may require more judgment and discretion to evaluate. Mr. Willetts received a discretionary bonus amount in accordance with the terms of the annual incentive plan of 20% of the earned incentive as a result of his individual performance during 2010.

Long-Term Compensation. Prior to 2010, Appleton had two forms of long-term compensation, the Appleton Papers Inc. Long-Term Incentive Plan (or the LTIP) and the Appleton Papers Inc. Long-Term Performance Cash Plan (or the Performance Cash Plan). In 2010, the Compensation Committee elected to discontinue awards under the LTIP and Performance Cash Plan and introduced a new long-term compensation plan, the Long-Term Restricted Stock Unit Plan (RSU). The Compensation Committee determined that it would be advisable in appropriate cases to consider the award of units under the RSU, which provide for future cash payments based on the value of PDC common stock, in lieu of or in combination with units under the LTIP, which produce value only if the PDC common stock price increases over the grant price. This determination reflected the desire to maintain a strong long-term equity component in executive compensation, to reduce the number of equity-based units required to provide such component and to adjust compensation practices appropriately in light of accounting standards requiring companies to recognize compensation cost related to share-based payment transactions. In 2010, the Committee determined to make all of its equity-based grants under the RSU. The Compensation Committee has determined that all equity-based grants in 2011 will be made under the LTIP. All grants under the RSU and the LTIP are subject to vesting and forfeiture provisions, thereby creating incentives for executives and employees to remain with Appleton. The Compensation Committee believes that long-term incentive plans are necessary to encourage retention of executive talent and provide appropriate incentives to increase shareholder value. Individual grant levels for named executive officers are determined so that total targeted compensation, including base salary, target bonus and most recent grant of long term compensation awards, is competitive with the external market for total compensation.

Long-Term Incentive Plan. The purpose of the LTIP is to attract and retain key management employees who are in a position to make a significant contribution to the growth and profitability of Appleton by providing a reward for increase in stock performance to align with long-term shareholder interests. The LTIP provides for future cash payments based on increases in the value of PDC common stock, as determined by the semi-annual valuation provided by the ESOP trustee. The Compensation Committee of the board will establish the number of units granted each year in accordance with the Compensation Committee’s stated goals and policies. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. The cash payment upon the exercise of a unit is equal to the increase in the value of PDC common stock from the date of grant until the exercise date. Recipients are required to enter into a non-compete and non-solicitation agreement in order to receive units under the LTIP which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to LTIP units. No grants were approved for the 2010 year. At present, 83 current or former executive and management employees participate in the LTIP.

Employees are generally entitled to exercise any LTIP units only after holding the units for at least three years and for up to ten years from the date of grant. There were no units exercised by a named executive officer under the LTIP during 2010. All named executive officers except Mr. Tyrone have LTIP units that have been held for more than three years. In the event of a change of control, described below, the LTIP units become immediately exercisable. A “change of control” is defined in the LTIP, and was further clarified in 2010, as:

•      the termination of the ESOP or amendment of the ESOP so that it ceases to be an employee stock ownership plan;

•      an event whereby the ESOP ceases to own a majority interest in Appleton;

•      the sale, lease, exchange or other transfer of all or substantially all of Appleton assets to another entity;

•      termination of Appleton’s business, liquidation, dissolving or selling substantially all stock;

•
Appleton’s merger or consolidation with another company and Appleton is not the surviving company and Appleton is not controlled by the persons or entities who controlled the company immediately prior to such merger or consolidation; or

•      any other event whereby ownership and control is effectively transferred.

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

The first grant of LTIP units occurred on November 9, 2001, with additional awards made effective as of January 1, 2003, January 1, 2004, July 1, 2005, and each January 1 from 2006 through 2009. Appleton expects to make additional grants under this plan effective January 2, 2011. The actual awards of LTIP units have not been and will likely not be made on the effective date. The actual awards will be made on a date following the effective date as long as the share price has not changed since the effective date. This delay is a result of the administrative time needed by the trustee to determine and communicate the most recent PDC stock price through the semi-annual ESOP valuation process. The Compensation Committee determines awards for the CEO and reviews the recommendations made by the CEO for other named executive officers. Management decides which employees are in a position to make a significant contribution to Appleton’s growth and profitability, and of the employees who receive LTIP awards, most receive such awards based on Appleton’s succession planning and leadership management process.

Long-Term Performance Cash Plan. Appleton’s board of directors adopted the Performance Cash Plan for the purpose of attracting and retaining senior executive employees who are in a position to make a significant contribution to Appleton’s long-term strategic objectives of revenue growth and profitability. The plan provides for annual grants of long-term cash-based performance awards, which may be earned by participants based on Appleton’s achievement of pre-established performance measures and the participant’s continued employment. Performance measures include increases in average revenue growth and average return on invested capital over a three-year performance period. Targets were set above historical industry medians. The plan is an unfunded bonus program of Appleton and does not permit participants to elect to defer their compensation. No awards were made in 2010.

At, or shortly after, the start of the three-year performance cycle, a target award is established for each participant. Target awards, based on market competitive values, are expressed as a fixed dollar amount. At the end of the performance cycle, the target award will be determined based upon the Compensation Committee’s evaluation of Appleton’s performance against the pre-established performance measures. For the 2008-2010 performance cycle and the 2009-2011 performance cycle, the resulting award value can range from 50% to 150% of the target award. Performance below the minimum results in zero compensation and overall payments are capped at 150% of target. At the end of 2010, performance for the 2008-2010 was 0% of target bonus, thus no incentive will be paid. The 2009-2011 performance cycle is estimated to be 0% of target bonus at the end of 2010.

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

Long-Term Restricted Stock Unit Plan (RSU). Appleton’s board of directors adopted the RSU plan effective January 3, 2010, for the purpose of attracting and retaining key management employees who are in a position to make a significant contribution to the growth and profitability of Appleton by providing a reward for increase in stock performance to align with long-term shareholder interests. The RSU provides for future cash payments based on the value of PDC common stock, as determined by the semi-annual valuation provided by the ESOP trustee. The Compensation Committee of the board will establish the number of units granted each year in accordance with the Compensation Committee’s stated goals and policies. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. All units are vested three years after the award date and paid at vesting. The cash payment upon vesting of a unit is equal to the value of PDC common stock at the most recent valuation date times the number of units exercised. The Compensation Committee granted 213,000 units under the RSU during 2010. Other current executive and key management employees also participate in the RSU. Recipients are required to enter into a non-compete and non-solicitation agreement in order to receive units under the RSU which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to RSU units. At present, 62 executive and management employees participate in the RSU.

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

Termination or Change of Control. Appleton has entered into Termination Protection Agreements (or TPAs) with all named executive officers. These agreements provide for payments to the executive officers in the event of termination following a “change of control,” as defined in the TPA, the executive officer’s employment is terminated other than for misconduct or “permanent disability,” as defined in the TPA, or if the executive officer terminates employment for “good reason,” as defined in the TPA. “Change of Control” is defined to include various events whereby ownership and control of Appleton is effectively transferred. These events were chosen by Appleton as appropriate events to trigger payment based on competitive market analysis of such agreements for executive officers. The TPAs are discussed in detail under “Potential Payments upon Termination or Change of Control,” below.

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

Compensation Committee Report

The 2010 Compensation Committee consists of three independent directors, Mr. Murphy, Mr. Pace and Ms. Seifert, with Mr. Pace acting as the chairperson. The Compensation Committee is appointed annually by Appleton’s board of directors and operates pursuant to a Charter, which is available at www.appletonideas.com (investor information section). The Compensation Committee is responsible for authorizing the compensation of the CEO subject to ratification by the board of directors, approving the compensation of the named executive officers who report directly to the CEO based on the recommendations of the CEO and reviewing the compensation plans for other executive officers. It is also responsible for adopting and amending Appleton’s general compensation policies and benefit plans, including the ESOP. The Compensation Committee may not delegate, and has not delegated, any of these duties to others.

The Compensation Committee has reviewed and discussed the above section titled “Compensation Discussion and Analysis” with management and, based on this review and discussion, recommended the inclusion of the “Compensation Discussion and Analysis” section in this annual report.

Members of the 2010 Compensation Committee
Ronald A. Pace, chairperson
Terry M. Murphy
Kathi P. Seifert

Summary Compensation Table

Name and Principal Position	Year		Salary ($)(1)	Bonus ($)		LTIP Awards ($)(2)	RSU Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation($)(6)	Total ($)(7)
Mark R. Richards	2010		792,308	0		0	861,900	185,202	150,475	39,785	2,029,670
Chairman, President, Chief Executive	2009		721,154	0		0	0	326,400	114,285	111,287	1,273,126
Officer and Director of Appleton, and PDC	2008		764,423	0		2,625,300	0	96,905	81,467	50,345	3,618,440
and Chairman, President, Chief
Executive Officer and a Director of PDC

Thomas J. Ferree	2010		385,654	0		0	278,460	58,330	66,117	35,785	824,346
Senior Vice President Finance, Chief	2009		355,769	21,880	(8)	0	0	109,402	46,407	34,201	567,659
Financial Officer and Treasurer of	2008		376,538	0		788,650	0	29,997	41,120	35,331	1,271,636
Appleton, and Chief Financial Officer and Treasurer of PDC

Sarah T. Macdonald	2010		295,500	0		0	53,040	40,631	6,487	53,990	449,648
Vice President, Carbonless Business	2009		284,135	0		0	0	75,648	8,971	35,173	403,927
Unit of Appleton	2008		303,885	0		447,065	0	17,892	4,512	41,722	815,076

Kent E. Willetts	2010		270,769	7,446	(9)	0	185,640	37,231	47,388	28,639	577,113
Vice President, Strategic Development	2009	(10)	253,846	13,926	(8)	0	0	69,632	38,676	34,317	410,397
of Appleton

James C. Tyrone	2010	(11)	253,077	50,000	(12)	0	172,380	34,798	0	133,409	643,664
Senior Vice President of Appleton

M. Kathleen Bolhous	2010	(13)	131,322	0		0	0	134,223	127	260,337	526,009
Vice President and General Manager, Performance Packaging of Appleton

(1)	The 2008 fiscal year contains 27 pay periods instead of the usual 26 pay periods. The 2009 fiscal year contains 2 weeks of unpaid furlough.
(2)
LTIP grants awarded for January 1, 2009 are included under 2008. Because 2008 was a fifty-three (53) week fiscal year, the 2009 awards were actually granted in the 2008 fiscal year. See Note 18 of Notes to Consolidated Financial Statements. The LTIP grant date fair value is calculated based on a Black-Scholes valuation methodology. The assumptions used are: Expected life: 6.5 years (mid-point of 3 and 10 years vesting period); Dividend yield: 0% (plan does not pay dividends); Risk Free Interest Rate (based on Treasury Constant Maturities yield curve): 1.90% (January 1, 2009 grant) and 3.76% (January 1, 2008 grant) ; Volatility (based on peer group volatility for previous 6.5 years): 35% (January 1, 2009 grant) and 32% (January 1, 2008 grant). The LTIP grant as of January 1, 2009 is valued at $8.26 per share with a $21.43 per share grant price; and January 1, 2008 is valued at $13.45 per share with a $33.41 per share grant price.

(3)	Units awarded for January 3, 2010 under the RSU plan are valued at the grant price ($13.26 per share) multiplied by the number of units granted.
(4)
Non-equity performance-based incentive plan compensation consists of payments under Appleton’s Annual Incentive Plan (2007, 2009 and 2010). Amounts paid under the plan are determined based on company and division Adjusted EBITDA and cash conversion day performance and other extraordinary factors, positive or negative, determined by the CEO and the Compensation Committee. Amounts paid under the Annual Incentive Plan are earned in 2010 and paid in 2011. There were no annual performance-based incentives earned in 2008. 2008 reflects Long Term Performance Cash target awards from January 1, 2008 and January 1, 2009 performance cycles. There was no Long Term Performance Cash award in 2010. Because 2008 was a fifty-three (53) week fiscal year, the 2009 awards were actually granted in the 2008 fiscal year.

(5)	The valuation methods and material assumptions used in determining the change in pension value are discussed in detail in Note 16 of the Consolidated Financial Statements in Item 8, above.
(6)	The aggregate incremental costs of all perquisites are stated as actual costs to Appleton.

All other compensation for 2010 consists of the following for each named executive officer:

Mr. Richards: company match contributions to KSOP defined contribution plan $11,000, allowance in lieu of perquisites $25,000, tax gross up on travel and entertainment for spouse to company events, and executive life insurance.

Mr. Ferree: company match contributions to KSOP defined contribution plan $14,700, allowance in lieu of perquisites, tax gross up on travel and entertainment for spouse to company events and executive life insurance.

Ms. Macdonald: company match and company retirement contribution to KSOP defined contribution plan and related Excess plan $33,403, allowance in lieu of perquisites, tax gross up on travel and entertainment for spouse to company events and executive life insurance.

Mr. Willetts: company match contributions to KSOP defined contribution plan $10,630, allowance in lieu of perquisites, tax gross up on travel and entertainment for spouse to company events and executive life insurance.

Mr. Tyrone: company match and company retirement contribution to KSOP defined contribution plan and related Excess plan $27,277, allowance in lieu of perquisites, commuting expenses and related tax gross up $85,046, tax gross up on travel and entertainment for spouse to company events and executive life insurance.

Ms. Bolhous: company match contributions to KSOP defined contribution plan $13,277, SERP payment $16,360, and retention bonus $230,700.

(7)
The following executives deferred the following indicated amounts into the Nonqualified Excess Plan in 2010: Mr. Richards ($65,280). These deferrals are also described in the Nonqualified Deferred Compensation table.

(8)
Mr. Ferree and Mr. Willetts received discretionary bonus amounts in accordance with the terms of the Annual Incentive Plan of 20% of the earned incentive as a result of their individual performance during 2009.

(9)	Mr. Willetts received a discretionary bonus amount in 2010 of 20% of the earned incentive.
(10)	Mr. Willetts became a named officer in 2009.
(11)	Mr. Tyrone was hired February 1, 2010 and became a named officer in 2010.
(12)	Mr. Tyrone received a sign on bonus in 2010.
(13)	Ms. Bolhous became a named officer in 2010 and terminated employment with the sale of the packaging division on July 21, 2010.

Grants of Plan-Based Awards

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of
Name	Plan	Grant Date(1)	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Securities Underlying Units (#)(3)	Grant Date Fair Value of Stock Awards($)(4)
Mark R. Richards	Annual Performance-Based Incentive Plan			67,346	673,462	1,346,924
	Restricted Stock Unit Plan	1/3/2010	1/3/2010				65,000	861,900

Thomas J. Ferree	Annual Performance-Based Incentive Plan			21,211	212,110	424,219
	Restricted Stock Unit Plan	1/3/2010	1/3/2010				21,000	278,460

Sarah T. Macdonald	Annual Performance-Based Incentive Plan			14,775	147,750	295,500
	Restricted Stock Unit Plan	1/3/2010	1/3/2010				4,000	53,040

Kent E. Willetts	Annual Performance-Based Incentive Plan			13,538	135,385	270,769
	Restricted Stock Unit Plan	1/3/2010	1/3/2010				14,000	185,640

James C. Tyrone	Annual Performance-Based Incentive Plan			12,654	126,539	253,077
	Restricted Stock Unit Plan	1/3/2010	1/3/2010				13,000	172,380

M. Kathleen Bolhous	Annual Performance-Based Incentive Plan			6,711	67,112	134,223

(1)
The Grant Date for units under Appleton’s Restricted Stock Unit Plan reflects the date upon which the units were awarded to the named executive officer. The units are valued, as of the Grant Date, at the most recent PDC stock price as determined by the semi-annual ESOP valuation.

(2)
All Non-Equity Incentive Plan awards are made under Appleton’s Annual Incentive Plan. Projected payouts are based, or will be based, on Company financial performance. The Threshold, Target and Maximum payouts stated are based on 2010 salaries for the Annual Incentive Plan. Actual amounts earned in 2010 and paid in 2011 are stated in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(3)	Represents grants of units under Appleton’s Restricted Stock Unit Plan.
(4)	The units granted under Appleton’s RSU are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation.

Cash Compensation. The amounts included in the Summary Compensation Table generally describe the total accrued cost to Appleton of executive compensation, but in some cases describe the SEC prescribed fair value at time of grant. However, in either case much of that compensation was not paid to Appleton’s executives in cash in the year reported. The following table sets out the total compensation, the elements which were accrued but not paid in each year, and the resulting net cash compensation to each of the executives. Some executives elected to defer some of that net cash compensation.

Cash Compensation Table

			Less Non-Cash Compensation
Name	Year	Total Compensation ($)(1)	Long Term Awards ($)(2)	Change in Pension Value ($)	Net Cash Compensation ($)
Mark R. Richards	2010	2,029,670	861,900	150,475	1,017,295
	2009	1,273,126	0	114,285	1,158,841
	2008	3,618,440	2,722,205	81,467	814,768

Thomas J. Ferree	2010	824,346	278,460	66,117	479,769
	2009	567,659	0	46,407	521,252
	2008	1,271,636	818,647	41,120	411,869

Sarah T. Macdonald	2010	449,648	53,040	6,487	390,121
	2009	403,927	0	8,971	394,956
	2008	815,076	464,957	4,512	345,607

Kent E. Willetts	2010	577,113	185,640	47,388	344,085
	2009	410,397	0	38,676	371,721

James C. Tyrone	2010	643,664	172,380	0	471,284

M. Kathleen Bolhous	2010	526,009	0	127	525,882

(1)	Total Compensation includes the Annual Incentive Pay Plan. Amounts paid under the Annual Incentive Pay Plan are earned in year reported and paid in following year.
(2)	LTIP Option Awards (2008), Performance Cash Plan (2008), and RSU Option Awards (2010).

Outstanding Equity Awards at Fiscal Year-End

 Awards in 2010 in the table describe units issued under Appleton’s Restricted Stock Unit Plan (RSU). Awards in the table describe units issued under Appleton’s Long-Term Incentive Plan (LTIP) in 2009 and prior years. Ms. Bolhous was not awarded RSUs in 2010. All prior awards granted to Ms. Bolhous were forfeited on her termination date or as of December 31, 2010.

	RSU Awards
Name	Grant Date	Number of Underlying Securities That Have Not Vested (#)(1)	Market Value of Underlying Securities That Have Not Vested ($)(2)
Mark R. Richards	01/03/10	65,000	834,600

Thomas J. Ferree	01/03/10	21,000	269,640

Sarah T. Macdonald	01/03/10	4,000	51,360

Kent E. Willetts	01/03/10	14,000	179,760

James C. Tyrone	02/01/10	13,000	166,920

	LTIP Awards
Name	Grant	Number of Securities Underlying Unexercised Units	Number of Securities Underlying Unexercised Units	Grant Price($)	Date Fully Vested(3)	Expiration Date(3)
	Date	Exercisable(#)	Unexercisable(#)
Mark R. Richards	01/01/09	0	155,000	21.43	01/01/12	01/01/19
	01/01/08	100,000	0	33.41	01/01/11	01/01/18
	01/01/07	90,000	0	33.62	01/01/10	01/01/17
	01/01/06	85,000	0	28.56	01/01/09	01/01/16
	07/01/05	85,000	0	27.77	07/01/08	07/01/15

Thomas J. Ferree	01/01/09	0	45,000	21.43	01/01/12	01/01/19
	01/01/08	31,000	0	33.41	01/01/11	01/01/18
	01/01/07	25,000	0	33.62	01/01/10	01/01/17

Sarah T. Macdonald	01/01/09	0	24,000	21.43	01/01/12	01/01/19
	01/01/08	18,500	0	33.41	01/01/11	01/01/18
	01/01/07	18,500	0	33.62	01/01/10	01/01/17
	01/01/06	9,000	0	28.56	01/01/09	01/01/16
	10/10/05	9,000	0	27.77	10/10/08	10/10/15

Kent E. Willetts	01/01/09	0	27,000	21.43	01/01/12	01/01/19
	01/01/08	18,500	0	33.41	01/01/11	01/01/18
	01/01/07	18,500	0	33.62	01/01/10	01/01/17
	01/01/06	18,500	0	28.56	01/01/09	01/01/16
	11/14/05	18,500	0	27.77	11/14/08	11/14/15

(1)	RSU units are vested three years after the award date and paid at vesting.
(2)	The market value of RSU units was calculated by multiplying the number of units granted by the PDC stock price available at December 31, 2010 as determined by the semi-annual ESOP valuation.
(3)	Employees are generally entitled to exercise any LTIP units only after holding the units for at least three years and for up to ten years from the date of grant.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service(#)	Present Value of Accumulated Benefit($)(1)	Payments During Last Fiscal Year($)
Mark R. Richards	Pension	5.8	105,867	0
	SERP	5.8	441,446	0
Thomas J. Ferree	Pension	4.2	92,478	0
	SERP	4.2	92,815	0
Sarah T. Macdonald	Pension	2.5	34,213	0
	SERP	2.5	20,460	0
Kent E. Willetts	Pension	5.1	104,543	0
	SERP	5.1	70,530	0
James C. Tyrone	Pension	0	0	0
	SERP	0	0	0
M. Kathleen Bolhous	Pension	4.6	68,397	0
	SERP	4.6	0	16,360

(1)
The valuation methods and material assumptions used in determining the present value of accumulated pension benefits are discussed in detail in Note 16 of the Consolidated Financial Statements in Item 8, above.

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

In December 2007, it was announced that the Pension Plan covering eligible salaried employees, of which certain named executives officers are participants, will be frozen effective January 1, 2015 and replaced with a broad-based tax-qualified, noncontributory defined contribution benefit which is referred to as the Retirement Contribution benefit described below. New hires were not permitted in the plan on or after January 1, 2008. All eligible participants in the Pension Plan, including named executive officers, were given a one-time opportunity to accelerate participation in the Retirement Contribution benefit by electing to freeze their benefit in the Pension Plan and begin receiving the Retirement Contribution benefit effective April 1, 2008. Ms. Macdonald is the only named executive officer who elected to accelerate participation in the Retirement Contribution benefit. In December 2010, it was announced that the effective date of the freeze would be changed from January 1, 2015 to March 1, 2011. Mr. Tyrone is not a participant in either the Pension Plan or the SERP since he was hired after January 1, 2008.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year($)(1)	Company Contributions in Last Fiscal Year($)		Aggregate Earnings in Last Fiscal Year($)	Aggregate Withdrawals/ Distributions($)	Aggregate Balance at 12/31/11($)
Mark R. Richards	65,280	0		101,184	0	825,726
Thomas J. Ferree	0	0		0	0	0
Sarah T. Macdonald	0	11,353	(2)	1,186	0	21,383
Kent E. Willetts	0	0		7,877	0	73,769
James C. Tyrone	0	5,227		0	0	5,227
M. Kathleen Bolhous	0	0		(1,185)	(24,869)	0

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

Retirement Contribution Benefit and Excess Plan. As a replacement to the pension plan, any management employee hired on or after January 1, 2008, or those electing to freeze their accrued benefit under the pension plan on April 1, 2008 or March 1, 2011, will begin receiving a contribution for future retirement benefits into the 401(k) fund of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan (KSOP). The contribution is a points-based formula ranging from 1% to 5% of total compensation based on the employee’s age and service and is the same benefit provided to other eligible employees.

Appleton has also established a benefit within the above referenced Nonqualified Excess Plan for management and other highly compensated employees whose benefits are reduced as the result of deferring income into the Nonqualified Excess Plan or by the tax-qualified plan income limitations applied to the KSOP Plan. This benefit provides the same 1% to 5% contribution calculated on excluded pay. There is an additional “KSOP match” of 6% of excluded pay which is calculated regardless of whether the employee participates in the KSOP plan. Ms. Macdonald and Mr. Tyrone are the only named executive officers currently receiving this benefit.

Other Nonqualified Deferred Compensation. As part of her initial offer of employment in 2005, Ms. Macdonald was provided with $100,000 of deferred compensation (3,601 units at $27.77 per share). The deferred compensation will be increased or reduced by the change in value of PDC common stock as determined by the ESOP trustee. The deferred compensation will be paid in cash upon termination in five annual installments at the rate of one-fifth of the original units.

The table below reflects the amount of compensation that would be paid to each of the named executive officers in the event of termination of such executive’s employment under various scenarios. The amounts shown assume that such termination would be effective January 1, 2011. Ms. Bolhous was no longer employed on January 1, 2011. These amounts are estimates; the actual amounts to be paid can only be determined at the time of a termination or a change of control.

Potential Payments upon Termination or Change of Control

Name	Termination Other Than for Misconduct or With Good Reason	COBRA Health Benefits ($)(1)	Outplacement Services($)	Termination Protection Payments($)(2)	Long-Term Incentive Plans ($)(3)	Company FICA To Be Paid($)(4)	Tax Gross-Up Payments($)	Total($)
Mark R. Richards	Without Change of Control	17,469	11,500	1,385,202	0	20,085	0	1,434,256
	Within two years of Change of Control	34,938	11,500	4,618,402	1,456,267	88,082	0	6,209,189

Thomas J. Ferree	Without Change of Control	17,469	11,500	641,080	0	9,296	0	679,345
	Within two years of Change of Control	23,292	11,500	1,262,680	462,973	25,022	0	1,785,467

Sarah T. Macdonald	Without Change of Control	17,469	11,500	483,881	0	7,016	0	519,866
	Within two years of Change of Control	23,292	11,500	927,131	166,360	15,856	0	1,144,139

Kent E. Willetts	Without Change of Control	17,469	11,500	452,677	0	6,564	0	488,210
	Within two years of Change of Control	23,292	11,500	860,677	294,760	16,754	0	1,206,983

James C. Tyrone	Without Change of Control	5,823	11,500	174,798	0	2,535	0	194,656
	Within two years of Change of Control	23,292	11,500	874,798	166,920	15,105	0	1,091,615

(1)	COBRA Health Benefits amounts stated in this table are based on average cost of medical and dental plans options.
(2)	Includes Termination Protection Payments and Prorated Annual Incentive
(3)
In the event of a change of control as defined in the Termination Protection Agreements, the LTIP, RSU and Performance Cash plan awards become immediately exercisable. The amount reflects the value of all outstanding awards on January 1, 2011. The value of outstanding RSU units is determined by multiplying the number of units outstanding for each grant date by the PDC unit value on December 31, 2010. The value of outstanding LTIP units is determined by multiplying the number of units outstanding for each grant date by the change in unit value from the date of the grant to December 31, 2010. LTIP units on December 31, 2010 were valued at $0. The Performance Cash Plan is prorated and a payout is made at Target.

(4)	Assumes Medicare rate at 1.45%

Termination Protection Agreements. Appleton has entered into Termination Protection Agreements with the named executive officers that comply with Section 409A of the Internal Revenue Code. The agreements provide that if, at any time other than within two years after a “change of control,” as defined below, Appleton terminates the executive officer’s employment other than for misconduct, or “permanent disability,” as defined below, or the executive officer terminates employment for “good reason,” as defined below, then the executive officer will continue to receive payments in accordance with Appleton’s normal payroll practices for 18 months (6 months for Mr. Tyrone if employed less than 12 months, 12 months if employed more than 12 months but less than 3 years) following termination of employment at a rate equal to the executive officer’s base salary in effect on the date on which his or her employment terminates. The payments to the executive officer would be reduced after twelve months from the date of termination by amounts he or she earns through other employment during the remaining portion of the 18-month salary continuation period. The payments would cease completely if the executive officer, at any time, directly or indirectly (whether a shareholder, owner, partner, consultant, employee or otherwise) engaged in a competing business, referred to in the Termination Protection Agreements as a “major business,” as defined below.

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

Whether or not an executive officer’s employment terminates within two years of a change of control, the executive officer would also receive his or her salary through the date of termination and all other amounts owed to the executive officer at the date of termination under Appleton’s benefit plans. In addition, if the executive officer’s employment terminates as described in either of the preceding paragraphs, he or she would be entitled to reimbursement for outplacement services and continued health and dental coverage for the executive officer and the executive officer’s family for the length of severance.

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

Other Retention Bonus. In 2008, Appleton entered into an agreement with Ms. Bolhous providing a bonus in the event Appleton sells the packaging division. The bonus was designed to reward her heavy involvement in the selling process of the packaging division and encourage her to remain with Appleton during the uncertainty of the selling process. The agreement grants a lump-sum payment equal to Ms. Bolhous’ annual base salary in exchange for her continued employment for ninety (90) days following the closing of any such sale transaction.

2010 Director Compensation

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards ($)(2)	Total ($)
Stephen P. Carter	65,000	35,000	100,000
Terry M. Murphy	55,000	35,000	90,000
Ronald A. Pace	60,000	35,000	95,000
Andrew F. Reardon	55,000	35,000	90,000
Susan Scherbel	60,000	35,000	95,000
Kathi P. Seifert	55,000	35,000	90,000

(1)	Non-employee directors are entitled to participate in the Company’s Nonqualified Excess Plan and may defer 100% of their fees. Mr. Murphy deferred $55,000 of his cash compensation into that plan.
(2)
On January 4, 2010, each of the then non-employee directors were issued 1319.8 deferred compensation units valued at the December 31, 2009 share price of $13.26 per share ($17,500). On July 1, 2010, each of the then non-employee directors were issued 1454.7 deferred compensation units valued at the June 30, 2010 share price of $12.03 per share ($17,500). The amounts reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Codification Topic.

Non-Employee Director Compensation. Cash compensation to directors of Appleton and PDC, who are not employees of Appleton, PDC or any of their subsidiaries, consists of $55,000 in annual retainer fees and $10,000 annually for serving as the chairman of the Audit Committee, $5,000 annually for serving as the chairman of the Compensation Committee or Governance Committee. Director fees are paid quarterly in advance of the services being provided. There are no separate fees paid for participation in committee or board meetings. There are no changes in fees for 2011.

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

Directors are also eligible to participate in Appleton’s Matching Gift Program in which Appleton matches contributions of up to $2,000 per year to eligible educational institutions, defined by the program as graduate and professional schools, universities, colleges, junior colleges and secondary schools in the United States which are accredited by national, regional or professional accrediting agencies. Annually, Appleton will match no more than $1,000 of an individual’s contributions to a secondary school foundation. Matching funds were provided for eligible gifts made by Mr. Carter $2,000 and Ms. Seifert $2,000. For economic reasons, this program will be suspended in 2011.

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

The following table sets forth as of December 31, 2010, the number of shares, if any, allocated to the accounts of the directors, the named executive officers and the directors and executive officers as a group in Appleton Stock Fund of the KSOP.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent
Mark R. Richards	16,157		*
Thomas J. Ferree	17,718		*
Stephen P. Carter	—	(2)	*
Terry M. Murphy	—	(2)	*
Ronald A. Pace	—	(2)	*
Andrew F. Reardon	—	(2)	*
Susan Scherbel	—	(2)	*
Kathi P. Seifert	—	(2)	*
Kerry S. Arent	31,412		*
M. Kathleen Bolhous	11,021		*
Jeffrey J. Fletcher	1,805		*
Sarah T. Macdonald	7,572		*
James C. Tyrone	23,583		*
Kent E. Willetts	15,112		*

All directors and executive officers as a group (12 persons)	124,380		1.28%

*Less than 1%.
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

Item 13.          Certain Relationships and Related Transactions and Director Independence

None.

Item 14.          Principal Accountant Fees and Services

Audit Fees.  The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for both the audit of financial statements as of and for the years ended January 1, 2011 and January 2, 2010, and the review of the financial statements included in the Quarterly Reports on Form 10-Q and assistance with and review of documents filed with the SEC during those periods were $656,980 in 2010 and $607,650 in 2009. The aggregate fees billed by PricewaterhouseCoopers LLP for audit-related services were $104,900 in 2010 and $131,540 in 2009. The 2010 fees consist of consultations related to Sarbanes Oxley 404 requirements and certain accounting consultations. The 2009 fees consist of consultations related to Sarbanes Oxley 404 requirements.

Tax Fees.  The aggregate fees billed by PricewaterhouseCoopers LLP for tax services were $4,000 in 2010 and $4,800 in 2009. The 2010 and 2009 tax fees relate to tax compliance for Rose Holdings Limited in the United Kingdom.

All Other Fees.  There were other fees of $1,500 in 2010 and 2009 billed by PricewaterhouseCoopers LLP.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

	Report of Independent Registered Public Accounting Firm	49

	Consolidated Balance Sheets as of January 1, 2011 and January 2, 2010	50

	Consolidated Statements of Operations for the years ended January 1, 2011, January 2, 2010 and January 3, 2009	51

	Consolidated Statements of Cash Flows for the years ended January 1, 2011, January 2, 2010 and January 3, 2009	52

	Consolidated Statements of Redeemable Common Stock, Accumulated Deficit, Accumulated Other Comprehensive (Loss) Income and Comprehensive Income (Loss) for the years ended January 1, 2011, January 2, 2010 and January 3, 2009	53

	Notes to Consolidated Financial Statements	54

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	137

(a)(2)	SCHEDULE II – Valuation and Qualifying Accounts	138

(a)(3)	Exhibits.

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

4.3
Form of registered Senior Note (included as Exhibit A1 to the Senior Notes Indenture). Incorporated by reference to Exhibit 4.3 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

4.4
Form of registered Senior Subordinated Note (included as Exhibit A1 to the Senior Subordinated Notes Indenture). Incorporated by reference to Exhibit 4.4 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

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

4.14
Form of Second Lien Notes due 2015 (included as Exhibits A1 and A2 to the Second Lien Notes Indenture). Incorporated by reference to Exhibit 4.14 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

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

4.18
Form of 10 1/2% Senior Secured Notes due 2015 (included as Exhibit A to the Senior Secured Notes Indenture). Incorporated by reference to Exhibit 4.18 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

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

10.14
Appleton Papers Inc. New Deferred Compensation Plan, as amended on October 31, 2002, and restated effective as of November 9, 2001. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.(1)

10.15
The Executive Nonqualified Excess Plan of Appleton Papers Inc., as amended and restated on January 1, 2008. Incorporated by reference to Exhibit 10.15 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010. (1)

10.15.1 10.15.2 10.15.3
Adoption Agreement, dated as of February 24, 2009, by Appleton Papers Inc. and Principal Life Insurance Company, as the provider. Incorporated by reference to Exhibit 10.15.1 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010. (1)

Adoption Agreement, effective March 1, 2010, by Appleton Papers Inc. and Principal Life Insurance Company, as the provider. (1)

Resolutions of the Board of Directors of Appleton Papers Inc. dated November 11, 2010, adopting clarifying amendments to The Executive Nonqualified Excess Plan of Appleton Papers Inc., effective November 11, 2010. (1)

10.16
Appleton Papers Inc. Supplemental Executive Retirement Plan, as amended through March 28, 2001. Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (1)

10.16.1	Amendment to the Appleton Papers Inc. Supplemental Executive Retirement Plan, effective January 1, 2009. (1)

10.17 10.17.1
Form of Termination Protection Agreement. Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (1)

Clarifying Amendment to Form of Termination Protection Agreement, effective November 11, 2010. (1)

10.18 10.19
Enhanced Severance Agreement for Jeff Fletcher dated effective July 1, 2010, as amended November 11, 2010. (1)

Termination Protection Agreement Amended and Restated for Mark R. Richards dated effective December 17, 2008. Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (1)

10.19.1	Clarifying Amendment to Termination Protection Agreement Amended and Restated for Mark R. Richards, effective November 11, 2010. (1)
10.20
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

10.24
Appleton Papers Retirement Savings and Employee Stock Ownership Plan, amended and restated generally effective January 1, 2009. Incorporated by reference to Exhibit 10.23 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010. (1)

10.24.1 10.24.2
Resolution by Appleton’s ESOP Administrative Committee effective January 1, 2009, amending and restating Appleton Papers Retirement Savings and Employee Stock Ownership Plan, generally effective January 1, 2009. Incorporated by reference to Exhibit 10.23.1 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010. (1)

Resolution by Appleton’s Board of Directors dated December 8, 2010, amending the Appleton Papers Inc. Retirement Savings and Employee Stock Ownership Plan, generally effective March 1, 2011. (1)

10.25
Amended and restated Appleton Papers Inc. Retirement Plan approved December 5, 2007. Incorporated by reference to Exhibit 10.20.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. (1)

10.25.1
Resolution by Appleton’s Board of Directors dated December 5, 2007 amending Appleton Papers Inc. Retirement Plan effective January 1, 2008. Incorporated by reference to Exhibit 10.20.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. (1)

10.25.2
Amendment to the Appleton Papers Inc. Retirement Plan, effective December 19, 2008. Incorporated by reference to Exhibit 10.21.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (1)

10.25.3	Amendment to the Appleton Papers Inc. Retirement Plan, executed September 4, 2009. (1)

10.25.4 10.25.5 10.25.6 10.25.7
Resolutions by the Benefit Finance Committee of Appleton Papers Inc. dated December 30, 2009 further amending Appleton Papers Inc. Retirement Plan as amended through September 4, 2009. (1)

Resolutions by the Board of Directors of Appleton Papers Inc. dated December 8, 2010 further amending Appleton Papers Inc. Retirement Plan as amended through December 30, 2009. (1)

Resolutions by the Benefit Finance Committee of Appleton Papers Inc. dated January 10, 2011 further amending Appleton Papers Inc. Retirement Plan as amended through December 8, 2010. (1)

Resolution by the Benefit Finance Committee of Appleton Papers Inc. dated March 9, 2011 further amending the Appleton Papers Inc. Retirement Plan as amended through January 10, 2011. (1)

10.26	Form of Non-Employee Director Deferred Compensation Agreement. Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006. (1)

10.27 10.27.1
Appleton Papers Inc. Long-Term Incentive Plan, as amended and restated, effective as of January 1, 2010.  (1)

Resolutions of the Board of Directors of Appleton Papers Inc. dated November 11, 2010, adopting clarifying amendments to Appleton Papers Inc. Long-Term Incentive Plan, effective November 11, 2010. (1)

10.28
Appleton Papers Inc. Long-Term Performance Cash Plan, amended and restated, effective January 1, 2009.  Incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2009.(1)

10.28.1

Resolutions of the Board of Directors of Appleton Papers Inc. dated November 11, 2010, adopting clarifying amendments to the Appleton Papers Inc. Long-Term Performance Cash Plan, effective November 11, 2010. (1)

10.29 10.29.1 10.30 18.1
Appleton Papers Inc. Long Term Restricted Stock Unit Plan, effective January 3, 2010. Incorporated by reference to Exhibit 10.28 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010. (1)

Resolutions of the Board of Directors of Appleton Papers Inc. dated November 11, 2010, adopting clarifying amendments to the Appleton Papers Inc, Long Term Restricted Stock Unit Plan, effective November 11, 2010. (1)

Stock Purchase Agreement between Appleton Papers Inc. and NEX Performance Films Inc. dated as of July 2, 2010. Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K/A filed August 9, 2010.

Letter of Concurring Opinion from PricewaterhouseCoopers, dated March 11, 2011, to the Board or Directors of Paperweight Development Corp. and Subsidiaries regarding the preferability of change in accounting principle from the LIFO to the FIFO method.

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

APPLETON PAPERS INC.
By:	/s/ Mark R. Richards
Mark R. Richards President and Chief Executive Officer
Date:	March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ MARK R. RICHARDS Mark R. Richards	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 11, 2011

/s/ THOMAS J. FERREE Thomas J. Ferree	Senior Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 11, 2011

/s/ JEFFREY J. FLETCHER Jeffrey J. Fletcher	Vice President, Controller and Assistant Treasurer	March 11, 2011

/s/ STEPHEN P. CARTER Stephen P. Carter	Director	March 10, 2011

/s/ TERRY M. MURPHY	Director	March 10, 2011
Terry M. Murphy

/s/ RONALD A. PACE Ronald A. Pace	Director	March 10, 2011

/s/ ANDREW F. REARDON	Director	March 10, 2011
Andrew F. Reardon

/s/ KATHI P. SEIFERT Kathi P. Seifert	Director	March 10, 2011

/s/ SUSAN SCHERBEL Susan Scherbel	Director	March 10, 2011

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been provided to security holders covering the registrant’s fiscal year 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.
By:	/s/ Mark R. Richards
Mark R. Richards President and Chief Executive Officer
Date:	March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ MARK R. RICHARDS Mark R. Richards	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 11, 2011

/s/ THOMAS J. FERREE Thomas J. Ferree	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 11, 2011

/s/ JEFFREY J. FLETCHER Jeffrey J. Fletcher	Vice President, Controller and Assistant Treasurer	March 11, 2011

/s/ STEPHEN P. CARTER Stephen P. Carter	Director	March 10, 2011

/s/ TERRY M. MURPHY	Director	March 10, 2011
Terry M. Murphy

/s/ RONALD A. PACE Ronald A. Pace	Director	March 10, 2011

/s/ ANDREW F. REARDON	Director	March 10, 2011
Andrew F. Reardon

/s/ KATHI P. SEIFERT Kathi P. Seifert	Director	March 10, 2011

/s/ SUSAN SCHERBEL Susan Scherbel	Director	March 10, 2011

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been provided to security holders covering the registrant’s fiscal year 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON
FINANCIAL STATEMENT SCHEDULE

To the Shareholder and Board of Directors of Paperweight Development Corp. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated March 11, 2011 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 11, 2011

SCHEDULE II—Valuation and Qualifying Accounts
(dollars in thousands)

Allowances for Losses on Accounts Receivable	Balance at Beginning of Period	Charged To Costs and Expenses	Amounts Written Off Less Recoveries	Balance at End of Period

January 3, 2009	1,354	467	(200)	1,621
January 2, 2010	1,621	2,425	(2,690)	1,356
January 1, 2011	1,356	734	(655)	1,435

The amounts above do not include Bemrose, C&H, APC or NEX because they were reclassified as discontinued operations. Their period-end balance of allowance for losses on accounts receivable was $204 for 2008 and $405 for 2009.

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of a schedule or because the information required is included in the consolidated financial statements of PDC or the notes thereto or the schedules are not required or are inapplicable under the related instructions.