Form 10-Q
period 2011-04-03
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2011-05-12
CIK 1144326, 1166365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 3, 2011

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

As of May 1, 2011, 9,162,515 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of May 1, 2011, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Documents incorporated by reference: None.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)
	April 3, 2011	January 1, 2011
ASSETS
Current assets
Cash and cash equivalents	$11,882	$3,772
Accounts receivable, less allowance for doubtful accounts of $1,113 and $1,435, respectively	97,039	93,374
Inventories	110,365	110,032
Other current assets	39,633	41,992
Total current assets	258,919	249,170

Property, plant and equipment, net of accumulated depreciation of $481,757 and $470,676, respectively	348,485	354,601
Intangible assets, net	47,866	48,449
Other assets	19,265	24,779

Total assets	$674,535	$676,999

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$18,694	$18,694
Accounts payable	52,919	48,651
Accrued interest	16,712	3,094
Other accrued liabilities	67,215	62,988
Total current liabilities	155,540	133,427

Long-term debt	525,766	540,131
Postretirement benefits other than pension	45,378	45,133
Accrued pension	83,594	88,583
Other long-term liabilities	5,753	5,716
Commitments and contingencies (Note 13)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 9,713,197 and 9,713,212, respectively	108,622	110,045
Accumulated deficit	(157,539)	(153,765)
Accumulated other comprehensive loss	(92,579)	(92,271)
Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$674,535	$676,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three Months Ended April 3, 2011	Three Months Ended April 4, 2010

Net sales	$218,015	$210,008

Cost of sales	171,164	170,285

Gross profit	46,851	39,723

Selling, general and administrative expenses	33,349	34,813
Environmental expense insurance recovery	-	(8,181)
Litigation settlement	3,204	-

Operating income	10,298	13,091

Other expense (income)
Interest expense	16,150	16,922
Debt extinguishment expense, net	-	5,532
Interest income	(37)	(10)
Foreign exchange gain	(973)	(263)

Loss before income taxes	(4,842)	(9,090)

Provision (benefit) for income taxes	355	(91)

Loss from continuing operations	(5,197)	(8,999)

Discontinued operations
Income from discontinued operations, net of income taxes	-	1,552

Net loss	$(5,197)	$(7,447)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands)
	April 3, 2011	April 4, 2010
Cash flows from operating activities:
Net loss	$(5,197)	$(7,447)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	11,551	12,295
Amortization of intangible assets	583	873
Amortization of financing fees	1,069	988
Amortization of bond discount	233	116
Employer 401(k) non-cash matching contributions	698	906
Foreign exchange gain	(985)	(297)
Loss on disposals of equipment	166	78
Accretion of capital lease obligation	2	13
Loss on debt extinguishment	-	5,532
Environmental expense insurance recovery	-	(8,181)
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(2,963)	(21,286)
Inventories	(165)	(8,626)
Other current assets	7,998	2,544
Accounts payable and other accrued liabilities	20,317	(151)
Accrued pension	(3,754)	1,819
Other, net	187	(4,230)
Net cash provided (used) by operating activities	29,740	(25,054)

Cash flows from investing activities:
Proceeds from sale of equipment	-	57
Additions to property, plant and equipment	(3,995)	(2,366)
Net cash used by investing activities	(3,995)	(2,309)

Cash flows from financing activities:
Payments of senior secured notes payable	-	(211,225)
Proceeds from senior secured first lien notes payable	-	299,007
Debt acquisition costs	-	(10,671)
Payments relating to capital lease obligations	(12)	(195)
Proceeds from old revolving line of credit	-	21,350
Payments of old revolving line of credit	-	(109,575)
Proceeds from new revolving line of credit	41,750	74,693
Payments of new revolving line of credit	(56,050)	(36,200)
Payments of State of Ohio loans	(298)	(282)
Payments of secured financing	-	(838)
Payments to redeem common stock	-	(24)
Decrease in cash overdraft	(3,037)	(5,436)
Net cash (used) provided by financing activities	(17,647)	20,604

Effect of foreign exchange rate changes on cash and cash equivalents	12	34
Change in cash and cash equivalents	8,110	(6,725)
Cash and cash equivalents at beginning of period	3,772	9,963
Cash and cash equivalents at end of period	$11,882	$3,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE LOSS
AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Loss

Balance, January 1, 2011	9,713,212	$110,045	$(153,765)	$(92,271)

Comprehensive loss:
Net loss	-	-	(5,197)	-	$(5,197)
Changes in retiree plans	-	-	-	701	701
Realized and unrealized loss on derivatives	-	-	-	(1,009)	(1,009)
Total comprehensive loss					$(5,505)
Redemption of redeemable common stock	(15)	-	-	-
Accretion of redeemable common stock	-	(1,423)	1,423	-

Balance, April 3, 2011	9,713,197	$108,622	$(157,539)	$(92,579)

Balance, January 2, 2010	10,097,099	$122,087	$(129,093)	$(99,717)

Comprehensive loss:
Net loss	-	-	(7,447)	-	$(7,447)
Changes in retiree plans	-	-	-	298	298
Realized and unrealized gain on derivatives	-	-	-	157	157
Total comprehensive loss					$(6,992)
Redemption of redeemable common stock	(1,846)	(24)	-	-
Accretion of redeemable common stock	-	(1,743)	1,743	-

Balance, April 4, 2010	10,095,253	$120,320	$(134,797)	$(99,262)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair statement of the results of operations for the three months ended April 3, 2011 and April 4, 2010, the cash flows for the three months ended April 3, 2011 and April 4, 2010 and financial position at April 3, 2011 and January 1, 2011 have been made. All adjustments made were of a normal recurring nature.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes of Paperweight Development Corp. (“PDC”) and its 100%-owned subsidiaries (collectively the “Company”) for each of the three years in the period ended January 1, 2011, which are included in the annual report on Form 10-K for the year ended January 1, 2011. The consolidated balance sheet data as of January 1, 2011, contained within these condensed financial statements, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Appleton Papers Inc. (“Appleton”) is a 100%-owned subsidiary of PDC.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. See Note 2, Discontinued Operations.

2.       DISCONTINUED OPERATIONS

On July 2, 2010, Appleton entered into a stock purchase agreement with NEX Performance Films Inc. (“Films”), an entity affiliated with Mason Wells Buyout Fund II, Limited Partnership, whereby Appleton agreed to sell all of the outstanding capital stock of American Plastics Company, Inc. (“APC”) and New England Extrusion Inc. (“NEX”) for a cash purchase price of $58 million. This transaction closed on July 22, 2010, with Appleton receiving $56 million at the time of closing and $2 million held in escrow, on behalf of Appleton, for the next 12 months to satisfy potential claims under the stock purchase agreement with Films. The cash proceeds of the sale were used to reduce debt and a $0.4 million net gain was recorded in income from discontinued operations for the year ended January 1, 2011. APC had been acquired in 2003 and is located in Rhinelander, Wisconsin. NEX was acquired in 2005 and has manufacturing operations in Turners Falls, Massachusetts and Milton, Wisconsin.

The operating results of APC and NEX have been reclassified and are reported as discontinued operations within the Condensed Consolidated Statement of Operations for the three months ended April 4, 2010. During the first quarter of 2010, discontinued operations reported net sales of $22.2 million and operating income before income taxes of $1.6 million.

3.       BUSINESS INTERRUPTION AND PROPERTY LOSS

Manufacturing operations at the Company’s West Carrollton, Ohio paper mill were temporarily interrupted in July 2010 by the collapse of one of its coal silos. The incident caused no injuries. One boiler was extensively damaged as well as the supporting infrastructure for two other boilers. While most of the West Carrollton facility was undamaged, the collapse of the coal silo reduced the mill’s ability to produce the power and steam required to operate its manufacturing equipment. The thermal coater resumed production a few days later and the remainder of the mill resumed production in early August. Appleton managed customer orders and shifted paper production to other company-owned manufacturing facilities in order to minimize any impact to its customers. The boiler that was extensively damaged resumed operation just prior to the end of first quarter 2011.

Losses associated with property damage and business interruption are covered by insurance subject to a deductible of $1.0 million. Property damage, cost to repair and business interruption is estimated to be between $24 and $26 million in the aggregate, of which, approximately $24 million has been incurred through first quarter 2011. Expenses associated with property damage and business interruption, totaling $17.1 million, were reported in cost of sales within the Consolidated Statement of Operations for the year ended January 1, 2011. Expenses associated with property damage and business interruption, totaling $1.5 million, have been reported in cost of sales within the Condensed Consolidated Statement of Operations for the three months ended April 3, 2011. According to the terms of the insurance policy, Appleton recorded a $17.1 million recovery as a reduction to cost of sales for the year ended January 1, 2011, and a $1.0 million recovery as a reduction to cost of sales for the three months ended April 3, 2011. Business interruption coverage also includes recovery from lost margins related to the accident and therefore, Appleton recorded a gain of $0.6 million in cost of sales within the Consolidated Statement of Operations for the year ended January 1, 2011, as this amount was agreed with the insurer. Appleton also recorded a $0.4 million involuntary conversion loss on fixed assets associated with the property loss in its Consolidated Statement of Operations for the year ended January 1, 2011.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Since July 2010, capital spending of approximately $4.7 million has been incurred for work associated with bringing the damaged boiler back online. Based on ongoing discussions with the insurer, $1.0 million, net of the $1.0 million deductible, was recorded as a gain on the other (income) loss line on the Consolidated Statement of Operations for the year ended January 1, 2011. As of April 3, 2011, Appleton received $14.0 million from the insurer. An insurance recovery receivable of $5.2 million, net of a $0.9 million valuation reserve, is included in other current assets on the Condensed Consolidated Balance Sheet as of April 3, 2011. Thus far during second quarter 2011, Appleton has received an additional $3.0 million from the insurer.

4.        OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.

The Company’s other intangible assets consist of the following (dollars in thousands):
	As of April 3, 2011		As of January 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$22,604	$44,665	$22,079
Patents	11,685	11,685	12,376	12,376
Customer relationships	5,365	2,425	5,365	2,367
Subtotal	61,715	$36,714	62,406	$36,822
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$84,580		$85,271

Of the $84.6 million of acquired intangible assets, $67.5 million was assigned to registered trademarks. Trademarks of $44.6 million related to carbonless paper are being amortized over their estimated useful life of 20 years, while the remaining $22.9 million are considered to have an indefinite life and are not subject to amortization. Customer relationships are being amortized over their estimated useful life of 25 years.

Amortization expense for the three-month periods ended April 3, 2011 and April 4, 2010, was $0.6 million.

5.        INVENTORIES

Inventories consist of the following (dollars in thousands):
	April 3, 2011	January 1, 2011

Finished goods	$49,769	$44,239
Raw materials, work in process and supplies	60,596	65,793
	$110,365	$110,032

Stores and spare parts inventory balances of $24.2 million and $23.8 million at April 3, 2011 and January 1, 2011, respectively, are valued at average cost and are included in raw materials, work in process and supplies. All other inventories are valued using the first-in, first-out (“FIFO”) method.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	April 3, 2011	January 1, 2011
Land and improvements	$8,611	$8,611
Buildings and improvements	131,496	131,512
Machinery and equipment	645,031	643,300
Software	32,548	32,575
Capital lease	165	165
Construction in progress	12,391	9,114
	830,242	825,277
Accumulated depreciation/amortization	(481,757)	(470,676)
	$348,485	$354,601

Depreciation expense for the three months ended April 3, 2011 and April 4, 2010 consists of the following (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
Depreciation Expense	April 3, 2011	April 4, 2010
Cost of sales	$10,425	$10,141
Selling, general and administrative expenses	1,126	1,580
	$11,551	$11,721

7.        OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):

	April 3, 2011	January 1, 2011
Environmental indemnification receivable	$22,172	$20,580
Environmental expense insurance recovery	4,198	5,008
Escrow from sale of Films	2,000	2,000
Insurance recovery from coal silo accident	5,224	8,183
Other	6,039	6,221
	$39,633	$41,992

Other noncurrent assets consist of the following (dollars in thousands):

	April 3, 2011	January 1, 2011
Deferred debt issuance costs	$12,685	$13,754
Environmental expense insurance recovery	-	4,045
Other	6,580	6,980
	$19,265	$24,779

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

8.       OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	April 3, 2011	January 1, 2011
Compensation	$8,925	$8,997
Trade discounts	12,207	16,035
Workers’ compensation	3,575	3,680
Accrued insurance	2,103	2,375
Other accrued taxes	1,406	1,428
Postretirement benefits other than pension	3,758	3,758
Fox River Liabilities	22,172	20,580
Litigation settlement	3,200	-
Other	9,869	6,135
	$67,215	$62,988

9.       NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” requiring new disclosures of significant transfers in and out of Levels 1 and 2 fair value measurements, the reasons for the transfers, and separate reporting of purchases, sales, issuances and settlements in the roll forward of Level 3 fair value measurement activity. The new ASU also clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and disclosures should also be provided about valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements. The disclosures are required for either Level 2 or Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 (including interim periods within those fiscal years). During first quarter 2010, the Company adopted the portion of ASU No. 2010-06 relating to Level 2 fair value measurements. During first quarter 2011, the Company adopted the portion of ASU No. 2010-06 relating to Level 3 fair value measurements. The disclosures required by adoption are included in Note 15 of Notes to Condensed Consolidated Financial Statements. Current year adoption had no impact on its financial statements.

10.      EMPLOYEE BENEFITS

The Company has various defined benefit pension plans and defined contribution pension plans. This includes a Supplemental Executive Retirement Plan (“SERP”) to provide retirement benefits for management and other highly compensated employees whose benefits are reduced by the tax-qualified plan limitations of the pension plan for eligible salaried employees. Effective January 1, 2008, the Company amended the Appleton Papers Inc. Retirement Plan (the “Plan”) to provide that any non-union individuals hired or re-hired on or after January 1, 2008, would not be eligible to participate in the Plan. Also, plan benefits accrued under the Plan were frozen as of April 1, 2008, with respect to Plan participants who elected to participate, effective April 1, 2008, in a “Mandatory Profit Sharing Contribution” known as the Retirement Contribution benefit under the Appleton Papers Inc. Retirement Savings and Employee Stock Ownership Plan (the “KSOP”), or January 1, 2015, in the case of any other Plan participants. In December 2010, it was announced that the effective date of the freeze would change from January 1, 2015 to March 1, 2011.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The components of net periodic pension cost associated with the defined benefit pension plans include the following (dollars in thousands):

Pension Benefits	For the Three Months Ended April 3, 2011	For the Three Months Ended April 4, 2010
Net periodic benefit cost
Service cost	$1,027	$1,517
Interest cost	4,954	4,900
Expected return on plan assets	(5,603)	(5,318)
Amortization of prior service cost	122	135
Amortization of actuarial loss	1,113	653
Net periodic benefit cost	$1,613	$1,887

The Company expects to contribute $18 million to its defined benefit pension plan in 2011. The Company contributed $5.3 million to this pension plan during first quarter 2011.

11.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. In December 2010, certain changes to the postretirement benefit plan were announced. Upon retirement and after COBRA benefits expire, the Company will continue to provide a subsidy toward the premium paid for pre-Medicare retiree medical coverage for those full-time salaried employees hired prior to April 1, 2003, and who retire before July 1, 2011. Beginning in 2012, Appleton’s contribution will be capped at $200 per person per month until December 31, 2020, or until Medicare-eligible, whichever comes first. In addition, those Medicare-eligible salaried retirees, spouses and surviving spouses who currently receive benefits from Appleton, beginning in 2012, will receive $100 per month to be used toward individual insurance coverage or other medical-related expenses.

The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended April 3, 2011	For the Three Months Ended April 4, 2010
Net periodic benefit cost
Service cost	$140	$196
Interest cost	651	760
Amortization of prior service credit	(690)	(538)
Amortization of actuarial loss	157	48
Net periodic benefit cost	$258	$466

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

12.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appleton Papers Inc. Long-Term Incentive Plan (“LTIP”). Effective January 3, 2010, the Company adopted a long-term restricted stock unit plan ("RSU"). These plans, in accordance with the specific terms of each plan, provide key management employees, who are in a position to make a significant contribution to the growth and profitability of Appleton, the opportunity to be rewarded for performance that aligns with long-term shareholder interests. Both plans utilize phantom units. The value of a unit in the LTIP is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) between the grant date and the exercise date. All units granted under the LTIP may be exercised after three full years. Units expire ten years after the grant date. The value of a unit in the RSU is based on the value of PDC common stock, as determined by the ESOP trustee. All RSUs vest three years after the award date and are paid at vesting. The cash payment upon vesting is equal to the value of one share of PDC common stock at the most recent valuation date times the number of units granted. Beginning in 2009, recipients were required to enter into a non-compete and non-solicitation agreement in order to receive units which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to the units.

The Compensation Committee of the board establishes the number of units granted each year under these plans in accordance with the Compensation Committee’s stated goals and policies. The Compensation Committee has the discretion to use either, or both, plans as appropriate to attract, motivate and retain key management employees while managing the expense to the Company. In 2010, all units were granted under the RSU. Prior to 2010, and again in 2011, all units were granted under the LTIP. The units were valued at the most recent PDC stock price as determined by the semi-annual ESOP valuation. As of January 1, 2011, the fair market value of one share of PDC common stock was $12.84. The Compensation Committee approved an aggregate total for the 2010 year of up to 219,000 units to be granted, of which, 213,000 units were granted under the RSU. Due to terminations of employment, 6,500 and 7,500 unvested units were forfeited during 2011 and 2010, respectively. A balance of 199,000 RSU units remains as of April 3, 2011. Approximately $0.2 million of expense, related to this plan, was recorded during each of the three-month periods ended April 3, 2011 and April 4, 2010. During first quarter 2011, 753,500 units were granted under the LTIP plan. No expense was recorded during first quarter 2011 as a result of this grant.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of phantom units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of units to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as determined by the semi-annual ESOP valuation. This deferred compensation vests coincidentally with the board member’s continued service on the board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. Approximately $0.1 million was recorded as expense, related to this plan, for each of the three-month periods ended April 3, 2011 and April 4, 2010.

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

Appleton and NCR filed a lawsuit in January 2008 in federal court against various defendants, including other PRPs and certain municipalities, in an effort to require contribution to the cost of cleaning up PCB-contaminated sediment in the Fox River. In December 2009, the court granted the defendants’ motion for summary judgment, dismissing the claim. In February 2011, the same court granted the defendants' motion for summary judgment determining that Appleton and NCR are responsible for costs associated wtih the remedial action on the Fox River. Appleton and NCR intend to appeal these decisions.

In October 2010, the United States of America (“US”) and the State of Wisconsin (“SOW”) filed a lawsuit on behalf of the EPA and the DNR, respectively, against ten companies (including the seven PRPs identified in 1997) and two municipalities seeking recovery of unreimbursed response costs and natural resources damages as well as a declaratory judgment that the defendants are liable for future response costs related to the Lower Fox River. At the same time, the US and SOW also lodged a consent decree with Georgia-Pacific (“GP”). Under the consent decree, and in exchange for a covenant not to sue and statutory contribution protection for portions of the Lower Fox River, GP would stipulate liability for performance of the required cleanup of a designated portion of the Lower Fox River, waive any objections to the cleanup remedy selected by EPA and DNR, and pay $7 million toward the government’s unreimbursed past costs and expected future costs. The court approved the consent decree in April 2011.

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

Appleton’s Liability. CERCLA imposes liability on parties responsible, in whole or in part, for the presence of hazardous substances at a site. Parties liable under CERCLA can include both current and prior owners and operators of a facility. While any PRP may be held liable for the entire cleanup of a site, the final allocation of liability among PRPs generally is determined by negotiation, litigation or other dispute resolution processes.

Appleton purchased the Appleton plant and the Combined Locks paper mill from NCR in 1978, after the use of PCBs in the manufacturing process was discontinued. Nonetheless, the EPA named both Appleton and NCR as PRPs in connection with remediation of the Lower Fox River. Appleton’s and NCR’s obligations to share defense and liability costs are defined by a 2006 arbitration determination.

The 2000 FWS study offered a preliminary conclusion that the discharges from the Appleton plant and the Combined Locks paper mill were responsible for 36% to 52% of the total PCBs discharged. Appleton has obtained its own historical and technical analyses which suggest the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total PCBs discharged. These estimates have not been finalized and are not binding on the PRPs.

A portion of Appleton’s potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay its respective share(s) of the potential liability, Appleton could be responsible for a portion of its share(s). Based on legal analyses and ongoing reviews of publicly available financial information, Appleton believes that other PRPs will be required, and have adequate financial resources, to pay their shares of the remediation and natural resource damage claims for the Lower Fox River.

Estimates of Liability. Appleton cannot precisely estimate its ultimate share of liability due to uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of NRD assessments, the evolving nature of remediation and restoration technologies and governmental policies and Appleton’s share of liability relative to other PRPs. However, the issuance of the RODs, the receipt of bid proposals and continuing remediation activities provide evidence to reasonably estimate a range of Appleton’s potential liability. Periodically, legal determinations may obligate Appleton to fund portions of clean-up costs to extents greater than Appleton’s ultimate share as finally determined, and in such instances, Appleton may reserve additional amounts (including appropriate reimbursement under its indemnification agreements as discussed below).

Accordingly, at January 1, 2011, the reserve for Appleton’s potential liability for the Lower Fox River was $20.6 million. Based on anticipated clean-up spending for 2011,  Appleton increased its reserve by $9.4 million during the first three months of 2011. Currently, the EPA is seeking to expand the scope of work for 2011. Final resolution of this dispute may result in further increases to Appleton's reserve and related indemnification receivable. Also during the first three months of 2011, $7.8 million of payments were made from the reserve. This resulted in a remaining reserve of $22.2 million as of April 3, 2011, all of which is recorded in other accrued liabilities.

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

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA. AWA has paid $233.2 million in connection with Fox River Liabilities through the first three months of 2011. At April 3, 2011, the total indemnification receivable from AWA was $22.2 million, all of which is recorded in other current assets.

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy provides up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. As of April 3, 2011, the policy had $16.8 million of remaining coverage. AWA’s obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended.

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

The insurance policy discussed above is held by a special purpose entity in which the Company is a minority shareholder. An AWA affiliate is the only other shareholder in this entity. The Company adopted ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” as of January 3, 2010. The Company determined that this entity is not a VIE and there is no requirement to include this entity in its consolidated financial results for the period ended April 3, 2011.

In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009. The insurers appealed the final judgment. In June 2010, the Wisconsin Court of Appeals upheld the final judgment. Settlements have been negotiated between the insurers and Appleton. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. During 2010, Appleton recorded an $8.9 million receivable, representing settlements to be received in excess of amounts reimbursable to AWA, in the Consolidated Balance Sheet as of January 1, 2011. During the first three months of 2011, Appleton received $4.9 million of these funds. The remaining receivable is included in other current assets of the Condensed Consolidated Balance Sheet as of April 3, 2011. An $8.9 million environmental expense insurance recovery was also recorded as a separate line item within operating income on the Consolidated Statement of Operations for the year ended January 1, 2011.

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

Legal Proceedings

In September 2007, Appleton commenced litigation against Andritz BMB AG and Andritz, Inc. The claims asserted included breach of obligations under a February 2007 agreement to perform certain engineering services which also granted Appleton an option to purchase certain equipment and services relating to an off-machine paper coating line. This matter proceeded to trial and, on May 14, 2009, Appleton received a favorable jury verdict. The defendant filed post-trial motions in response to the verdict. On August 11, 2009, an Outagamie County, Wisconsin judge denied the defendant’s post-trial motions seeking to overturn the jury’s verdict and granted Appleton’s motion to enter judgment in favor of Appleton in the amount of $29.1 million plus costs and 12% interest annually beginning as of January 9, 2009. The defendant appealed the final judgment. In March 2011, the Wisconsin Court of Appeals issued a decision unanimously affirming the final judgment. In April 2011, Andritz filed a petition to the Wisconsin Supreme Court, seeking further review of this matter. Appleton filed a response objecting to the petition, and is awaiting a determination from the Wisconsin Supreme Court regarding whether it will review this case. Due to the pending petition, no gain has been recorded, though ultimate resolution of the litigation could have a material effect on Appleton’s financial results.

Litigation Settlement

    At the end of March 2011, Appleton resolved litigation initiated by a supplier over contract terms and recorded a charge to income of $3.2 million, including legal fees.  Prior to resolution, Appleton had assessed the potential for liability as less than reasonably possible.  However, during a court-ordered pre-trial mediation, the parties were able to resolve the litigation to the satisfaction of both parties.

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

14.      EMPLOYEE STOCK OWNERSHIP PLAN

Appleton’s matching contributions charged to expense were $0.7 million and $0.9 million for the three months ended April 3, 2011 and April 4, 2010, respectively. As a result of hardship withdrawals, 15 shares of PDC redeemable common stock were repurchased during the first three months of 2011. During the first three months of 2010, as a result of hardship withdrawals, 1,846 shares of PDC redeemable common stock were repurchased at an aggregate price of approximately $24,000.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period-end. All Company common stock is redeemable common stock. Redeemable common stock is being accreted up to the earliest redemption date mandated by federal law based upon the estimated fair market value of the redeemable common stock as of April 3, 2011. Excluding the year-end 2010 stock valuation which resulted in an increase to the price of PDC common stock, recent stock valuations have been marked with decreases to the stock price. The impact of these reductions caused the Company to reduce redeemable common stock accretion by $1.4 million for the three months ended April 3, 2011. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $125 million has been determined. The recorded book value of the redeemable common stock as of April 3, 2011, was $109 million.

Due to a reduction in the December 31, 2009 share price, redeemable common stock accretion was reduced by $1.7 million for the three months ended April 4, 2010. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $134 million was determined. The recorded book value of the redeemable common stock as of April 4, 2010 was $120 million.

15.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company selectively uses financial instruments to manage some market risks from changes in interest rates, foreign currency exchange rates or commodity prices. The fair values of all derivatives are recorded in the Condensed Consolidated Balance Sheet. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive loss, depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive loss and are subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transaction will not occur. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $27.3 million as of April 3, 2011. These contracts have settlement dates extending through March 2012.

    Appleton selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the strike price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At April 3, 2011, the hedged volumes of these contracts totaled 354,000 MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2011.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

    Appleton selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. These contracts are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on pricing published by RISI as measured on the last trading day of the accounting period and compared to the swap’s fixed price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At April 3, 2011, the hedged volumes of these contracts totaled 11,000 tons of pulp. The contracts have settlement dates extending through February 2012.

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

The following table presents the location and fair values of derivative instruments included in the Company’s Condensed Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	April 3, 2011	January 1, 2011
Foreign currency exchange derivatives	Other current assets	$-	$393
Foreign currency exchange derivatives	Other current liabilities	(711)	(67)

Not Designated as a Hedge
Natural gas fixed swap	Other current liabilities	(66)	(69)
Pulp fixed swap	Other current assets	325	-

The following table presents the location and amount of losses (gains) on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Operations for the three months ended April 3, 2011 and April 4, 2010 and losses (gains) initially recognized in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

Designated as a Hedge	Statement of Operations Location	For the Three Months Ended April 3, 2011	For the Three Months Ended April 4, 2010
Foreign currency exchange derivatives	Net sales	$449	$135
Losses (gains) recognized in accumulated other comprehensive loss as presented on the balance sheet		623	(404)

Not Designated as a Hedge
Natural gas fixed swap	Cost of sales	59	-
Pulp fixed swap	Cost of sales	(325)	-
Interest rate swap	Interest expense	-	961

    While preparing Note 14 – Derivative Instruments and Hedging Activities, included in the 2010 Form 10-K, it was discovered that the financial impact to net sales of foreign exchange hedging, as reported in each of the 2010 Forms 10-Q, was incorrect. Only the disclosure as presented was incorrect. There were no errors in accounting or financial statement classification. The following schedule shows the disclosure error and corrected information (dollars in thousands) as presented above.

	(As Reported) Impact of		(As Corrected) Impact of
	Hedging on Net Sales	Error Correction	Hedging on Net Sales
For the three months ended April 4, 2010	$ 53 gain	$ 188 loss	$ 135 loss

    For a discussion of the fair value of financial instruments, see Note 17, Fair Value of Financial Instruments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

16.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	April 3, 2011	January 1, 2011
Revolving credit facility at approximately 4.0% at April 3, 2011	$15,000	$29,300
Secured variable rate industrial development bonds, 0.6% average interest rate at April 3, 2011, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final payment due May 2017	6,880	7,105
State of Ohio loan at 1% until July 2011, then 3% until May 2019, approximately $30 due monthly and final payment due May 2019	2,494	2,567
Senior notes payable at 8.125%, due June 2011	17,491	17,491
Senior subordinated notes payable at 9.75%, due June 2014	32,195	32,195
Senior secured first lien notes payable at 10.5%, due June 2015	305,000	305,000
Unamortized discount on 10.5% senior secured first lien notes payable, due June 2015	(5,016)	(5,249)
Second lien notes payable at 11.25%, due December 2015	161,766	161,766
	544,460	558,825
Less obligations due within one year	(18,694)	(18,694)
	$525,766	$540,131

During the first three months of 2011, Appleton made mandatory debt repayments of $0.3 million, plus interest, on its State of Ohio loans. During the quarter, Appleton borrowed $41.8 million and repaid $56.1 million on its revolving credit facility, leaving an outstanding balance of $15.0 million at quarter-end. Approximately $16.9 million of the revolving credit facility is used to support outstanding letters of credit.

On February 8, 2010, Appleton completed a voluntary refinancing of its debt to extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility. The refinancing included a five-year, asset-backed $100 million revolving credit facility. The revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. It also contains an uncommitted accordion feature that allows Appleton to increase the size of the revolving credit facility by up to $25 million if Appleton can obtain commitments for the incremental amount. Borrowings under the revolving credit facility are limited to the sum of (a) 85% of the net amount of eligible accounts receivable and (b) the lesser of (i) 70% of the net amount of eligible raw materials and finished goods inventory or (ii) 85% of the net orderly liquidation value of such inventory. This asset-backed revolving credit facility contains a debt covenant whereby if the Company's average availability ratio should fall below 20%, then the Company is subject to a fixed charge coverage ratio of not less than 1.10:1.00. The average availability ratio is calculated monthly and is a function of the Company's average outstanding revolver borrowing as compared to the borrowing base of eligible inventory and accounts receivable as discussed above.

The revolving credit facility is guaranteed by PDC, each of PDC’s existing and future 100%-owned domestic and Canadian subsidiaries and each other subsidiary of PDC that guarantees the 10.5% senior secured first lien notes due June 2015. Lenders hold a senior first-priority interest in (i) substantially all of the accounts, inventory, general intangibles, cash deposit accounts, business interruption insurance, investment property (including, without limitation, all issued and outstanding capital stock of the Company and each revolver guarantor (other than PDC) and all interests in any domestic or Canadian partnership, joint venture or similar arrangement), instruments (including all collateral security thereof), documents, chattel paper and records of the Company and each revolver guarantor now owned or hereafter acquired (except for certain general intangibles, instruments, documents, chattel paper and records of the Company or any revolver guarantor, to the extent arising directly in connection with or otherwise directly relating to equipment, fixtures or owned real property), (ii) all other assets and properties of the Company and each revolver guarantor now owned or hereafter acquired, and (iii) all proceeds of the foregoing. Lenders also hold a junior first-priority security interest in (i) substantially all equipment, fixtures and owned real property of the Company and each revolver guarantor now owned or hereafter acquired, (ii) in each case solely to the extent arising directly in connection with or otherwise directly related to any of the foregoing, certain general intangibles, instruments, documents, chattel paper and records of the Company and each revolver guarantor now owned or hereafter acquired, and (iii) all proceeds of the foregoing. The revolving credit facility contains affirmative and negative covenants customary for similar credit facilities, which among other things, restrict the Company’s ability and the ability of the Company’s subsidiaries, subject to certain exceptions, to incur liens, incur or guarantee additional indebtedness, make restricted payments, engage in transactions with affiliates and make investments.

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

The senior notes, as amended, and senior subordinated notes, as amended, are unconditionally guaranteed by PDC and Rose Holdings Limited.

As of April 3, 2011, Appleton was in compliance with all debt covenants and is forecasted to remain compliant for the next twelve months. Appleton’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results. Appleton’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead Appleton to seek amendments to, or waivers of, the financial covenants. Appleton cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

17.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	April 3, 2011		January 1, 2011
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
Senior subordinated notes payable	$32,195	$15,293	$32,195	$15,293
Senior notes payable	17,491	17,404	17,491	16,966
Senior secured first lien notes payable	299,984	315,733	299,751	299,751
Second lien notes payable	161,766	157,722	161,766	130,222
Revolving credit facility	15,000	15,000	29,300	29,300
State of Ohio loans	9,374	9,943	9,672	10,185
Industrial development bonds	8,650	8,650	8,650	8,650
	$544,460	$539,745	$558,825	$510,367

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

18.      SEGMENT INFORMATION

The Company’s reportable segments are as follows: carbonless papers, thermal papers and Encapsys®. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, interest income, interest expense, debt extinguishment expense and foreign exchange gain. The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three Months Ended April 3, 2011	For the Three Months Ended April 4, 2010
Net sales
Carbonless papers	$119,296	$124,625
Thermal papers	88,927	80,225
	208,223	204,850

Encapsys	15,476	11,468
Intersegment (A)	(5,684)	(6,310)
Total	$218,015	$210,008

Operating income (loss)
Carbonless papers	$9,539	$8,233
Thermal papers	2,528	(2,088)
	12,067	6,145
Encapsys	3,932	1,533
Unallocated corporate charges	(4,809)	6,561
Intersegment (A)	(892)	(1,148)
Total	$10,298	$13,091

Depreciation and amortization
Carbonless papers	$6,500	$6,856
Thermal papers	4,596	4,938
	11,096	11,794

Encapsys	998	461
Unallocated corporate charges	40	48
Total	$12,134	$12,303

(A) Intersegment represents the portion of the Encapsys segment financial results relating to encapsulated products provided internally for the production of carbonless papers.

During the three months ended April 3, 2011, the Company recorded a $3.2 million litigation settlement within unallocated corporate charges. During the three months ended April 4, 2010, the Company recorded an $8.2 million environmental expense insurance recovery within unallocated corporate charges.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

19.      GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior notes, as amended, and senior subordinated notes, as amended, which have been guaranteed by PDC (the “Parent Guarantor”), American Plastics Company, Inc. (prior to its July 22, 2010 sale), Rose Holdings Limited and New England Extrusion Inc. (prior to its July 22, 2010 sale), each of which is a 100%-owned subsidiary of Appleton (the “Subsidiary Guarantors”).

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a 100%-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of April 3, 2011 and January 1, 2011, and for the three months ended April 3, 2011 and April 4, 2010. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

The first lien notes and the second lien notes, as amended, place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
APRIL 3, 2011
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$4,891	$6,372	$-	$619	$-	$11,882
Accounts receivable, net	-	91,662	-	5,377	-	97,039
Inventories	-	108,972	-	1,393	-	110,365
Other current assets	22,172	17,419	-	42	-	39,633
Total current assets	27,063	224,425	-	7,431	-	258,919

Property, plant and equipment, net	-	348,467	-	18	-	348,485
Investment in subsidiaries	159,430	14,511	-	-	(173,941)	-
Other assets	12	66,987	-	132	-	67,131
Total assets	$186,505	$654,390	$-	$7,581	$(173,941)	$674,535

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$18,694	$-	$-	$-	$18,694
Accounts payable	-	52,858	-	61	-	52,919
Due to (from) parent and affiliated companies	328,001	(318,970)	-	(9,031)	-	-
Other accrued liabilities	-	81,994	-	1,933	-	83,927
Total current liabilities	328,001	(165,424)	-	(7,037)	-	155,540

Long-term debt	-	525,766	-	-	-	525,766
Other long-term liabilities	-	134,618	-	107	-	134,725
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	(141,496)	159,430	-	14,511	(173,941)	(141,496)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$186,505	$654,390	$-	$7,581	$(173,941)	$674,535

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 3, 2011
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$215,890	$-	$13,704	$(11,579)	$218,015
Cost of sales	-	170,630	-	12,384	(11,850)	171,164

Gross profit	-	45,260	-	1,320	271	46,851
Selling, general and administrative expenses	-	32,864	-	485	-	33,349
Litigation settlement	-	3,204	-	-	-	3,204

Operating income	-	9,192	-	835	271	10,298
Interest expense	3,376	16,226	-	-	(3,452)	16,150
Interest income	-	(3,413)	-	(76)	3,452	(37)
Loss (income) in equity investments	1,821	(1,421)	-	-	(400)	-
Other income	-	(431)	-	(441)	(101)	(973)

(Loss) income before income taxes	(5,197)	(1,769)	-	1,352	772	(4,842)
Provision for income taxes	-	52	-	303	-	355

Net (loss) income	$(5,197)	$(1,821)	$-	$1,049	$772	$(5,197)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 4, 2010
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$210,016	$-	$11,340	$(11,348)	$210,008
Cost of sales	-	170,413	-	11,333	(11,461)	170,285

Gross profit	-	39,603	-	7	113	39,723
Selling, general and administrative expense	-	34,373	-	440	-	34,813
Environmental expense insurance recovery	-	(8,181)	-	-	-	(8,181)

Operating income (loss)	-	13,411	-	(433)	113	13,091
Interest expense	3,299	17,172	-	-	(3,549)	16,922
Debt extinguishment expense, net	-	5,532	-	-	-	5,532
Interest income	-	(3,309)	-	(250)	3,549	(10)
Loss (income) in equity investments	4,148	(1,925)	-	-	(2,223)	-
Other loss (income)	-	148	-	(521)	110	(263)

(Loss) income from continuing operations before income taxes	(7,447)	(4,207)	-	338	2,226	(9,090)
Provision (benefit) for income taxes	-	30	-	(121)	-	(91)

(Loss) income from continuing operations	(7,447)	(4,237)	-	459	2,226	(8,999)
Income from discontinued operations, net of income taxes	-	89	1,463	-	-	1,552

Net (loss) income	$(7,447)	$(4,148)	$1,463	$459	$2,226	$(7,447)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 3, 2011
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(5,197)	$(1,821)	$-	$1,049	$772	$(5,197)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	-	12,133	-	1	-	12,134
Other	-	1,624	-	(441)	-	1,183
Change in assets and liabilities, net	229	19,583	101	2,479	(772)	21,620
Net cash (used) provided by operating activities	(4,968)	31,519	101	3,088	-	29,740
Cash flows from investing activities:
Additions to property, plant and equipment	-	(3,981)	-	(14)	-	(3,995)

Net cash used by investing activities	-	(3,981)	-	(14)	-	(3,995)
Cash flows from financing activities:
Payments relating to capital lease obligation	-	(12)	-	-	-	(12)
Proceeds from revolving line of credit	-	41,750	-	-	-	41,750
Payments of revolving line of credit	-	(56,050)	-	-	-	(56,050)
Payments of State of Ohio loans	-	(298)	-	-	-	(298)
Due to parent and affiliated companies, net	9,859	(6,930)	(101)	(2,828)	-	-
Decrease in cash overdraft	-	(3,037)	-	-	-	(3,037)

Net cash provided (used) by financing activities	9,859	(24,577)	(101)	(2,828)	-	(17,647)

Effect of foreign exchange rate changes on cash and cash equivalents	-	12	-	-	-	12
Change in cash and cash equivalents	4,891	2,973	-	246	-	8,110
Cash and cash equivalents at beginning of period	-	3,399	-	373	-	3,772
Cash and cash equivalents at end of period	$4,891	$6,372	$-	$619	$-	$11,882

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 4, 2010
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(7,447)	$(4,148)	$1,463	$459	$2,226	$(7,447)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	-	12,303	864	1	-	13,168
Other	-	(324)	-	(521)	-	(845)
Change in assets and liabilities, net	18,233	(44,514)	(590)	(833)	(2,226)	(29,930)
Net cash provided (used) by operating activities	10,786	(36,683)	1,737	(894)	-	(25,054)
Cash flows from investing activities:
Proceeds from sale of equipment	-	57	-	-	-	57
Additions to property, plant and equipment	-	(2,135)	(231)	-	-	(2,366)

Net cash used by investing activities	-	(2,078)	(231)	-	-	(2,309)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(211,225)	-	-	-	(211,225)
Proceeds from senior secured first lien notes payable	-	299,007	-	-	-	299,007
Debt acquisition costs	-	(10,671)	-	-	-	(10,671)
Payments relating to capital lease obligations	-	(195)	-	-	-	(195)
Proceeds from old revolving line of credit	-	21,350	-	-	-	21,350
Payments of old revolving line of credit	-	(109,575)	-	-	-	(109,575)
Proceeds of new revolving line of credit	-	74,693	-	-	-	74,693
Payments from new revolving line of credit	-	(36,200)	-	-	-	(36,200)
Payments of State of Ohio loans	-	(282)	-	-	-	(282)
Payments of secured financing	-	(838)	-	-	-	(838)
Due to parent and affiliated companies, net	(10,762)	10,853	(1,507)	1,416	-	-
Payments to redeem common stock	(24)	-	-	-	-	(24)
Decrease in cash overdraft	-	(5,436)	-	-	-	(5,436)
Net cash (used) provided by financing activities	(10,786)	31,481	(1,507)	1,416	-	20,604

Effect of foreign exchange rate changes on cash and cash equivalents	-	34	-	-	-	34
Change in cash and cash equivalents	-	(7,246)	(1)	522	-	(6,725)
Cash and cash equivalents at beginning of period	-	9,161	1	801	-	9,963
Cash and cash equivalents at end of period	$-	$1,915	$-	$1,323	$-	$3,238

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

Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of PDC and Appleton for the quarter ended April 3, 2011. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes. Reference should also be made to the Annual Report on Form 10-K for the year ended January 1, 2011, the consolidated financial statements and related notes included therein.

Appleton's business and results of operations are impacted by various factors, including raw materials pricing and availability. As discussed below, raw material prices continued to negatively impact the business. During the quarter, Appleton did realize benefits from multiple price increases initiated during 2010 and the first three months of 2011. Appleton's business and financial results may continue to be adversely affected by increasing raw material prices as well as the possibility of not being able to sustain price increases out in the market place to keep pace with these rising input costs.

Financial Highlights

First quarter 2011 net sales of $218.0 million increased 3.8% compared to net sales of $210.0 million for first quarter 2010. Within the paper business, favorable pricing and improved product mix more than offset volume shortfalls of nearly 6% compared to first quarter 2010, resulting in increased net sales of nearly 2%. Throughout 2010 and the first three months of 2011, the Company strategically increased product pricing in order to offset higher input costs. First quarter 2011 Encapsys® net sales of $15.5 million were $4.0 million higher than first quarter 2010 net sales. Encapsys first quarter 2011 volumes were approximately 38% higher than first quarter 2010.

A loss from continuing operations of $5.2 million was recorded during first quarter 2011 compared to a $9.0 million loss from continuing operations recorded in first quarter 2010. The first quarter 2011 loss includes a $3.2 million charge for a litigation settlement while the first quarter 2010 loss included an environmental expense insurance recovery of $8.2 million and $5.5 million of debt extinguishment expense associated with the February 2010 voluntary debt refinancing. Excluding the impact of the litigation settlement, insurance recovery and debt extinguishment expense, the loss recorded during first quarter 2011 was $9.7 million less than in first quarter 2010.

Comparison of Unaudited Results of Operations for the Quarters Ended April 3, 2011 and April 4, 2010

	For the Quarter Ended
	April 3,	April 4,	Increase
	2011	2010	(Decrease)
	(dollars in millions)

Net sales	$218.0	$210.0	3.8%
Cost of sales	171.2	170.3	0.5%

Gross profit	46.8	39.7	17.9%

Selling, general and administrative expenses	33.3	34.8	-4.3%
Environmental expense insurance recovery	-	(8.2)	-100.0%
Litigation settlement	3.2	-	nm

Operating income	10.3	13.1	-21.4%

Interest expense, net	16.1	16.9	-4.7%
Debt extinguishment expense, net	-	5.5	-100.0%
Other non-operating income, net	(1.0)	(0.2)	400.0%

Loss from continuing operations before income taxes	(4.8)	(9.1)	47.3%
Provision (benefit) for income taxes	0.4	(0.1)	500.0%

Loss from continuing operations	(5.2)	(9.0)	42.2%
Income from discontinued operations, net of income taxes	-	1.6	-100.0%
Net loss	$(5.2)	$(7.4)	29.7%
Comparison as a percentage of net sales
Cost of sales	78.5%	81.1%	-2.6%
Gross margin	21.5%	18.9%	2.6%
Selling, general and administrative expenses	15.3%	16.6%	-1.3%
Operating margin	4.7%	6.2%	-1.5%
Loss from continuing operations before income taxes	-2.2%	-4.3%	2.1%
Loss from continuing operations	-2.4%	-4.3%	1.9%
Income from discontinued operations, net of income taxes	-	0.8%	-0.8%
Net loss	-2.4%	-3.5%	1.1%

Net sales for first quarter 2011 were $218.0 million, an increase of $8.0 million, or 3.8%, compared to the prior year period. This increase was largely due to the continued growth of the Encapsys business as well as favorable pricing and improved product mix offsetting lower shipment volumes within the paper business.

First quarter 2011 operating income of $10.3 million decreased $2.8 million, or 21.4%, from first quarter 2010 operating income of $13.1 million. First quarter 2011 operating income includes a $3.2 million charge for a litigation settlement while first quarter 2010 operating income included environmental expense insurance recovery of $8.2 million. Excluding the impact of the litigation settlement and insurance recovery, first quarter 2011 operating income increased by $8.6 million over the same period last year. In comparison to last year, first quarter 2011 gross profit of $46.8 million was 17.9% higher. First quarter 2011 gross margin increased by 2.6 percentage points over the prior year period. Appleton’s paper business was positively impacted by improved price and favorable product mix of $13.6 million as well as reduced manufacturing costs of $1.5 million. This was partially offset by increased cost of raw materials and utilities of $7.2 million and a $2.0 million reduction of operating income due to lower shipment volumes. Quarter-on-quarter, Encapsys contributed a $2.4 million increase to operating income. First quarter 2011 selling, general and administrative expenses (“SG&A”) were $1.5 million lower than the same period of 2010 primarily the result of lower distribution costs. Disciplined spending also contributed to lower SG&A expense during the current year quarter.

For the first three months of 2011, a loss from continuing operations of $5.2 million was recorded. This compares to a loss from continuing operations of $9.0 million recorded in first quarter 2010. In addition to the items noted above, first quarter 2010 included $5.5 million of debt extinguishment expense related to the February 2010 voluntary debt refinancing. The Company reported a net loss of $5.2 million for the first quarter of 2011 compared to a net loss of $7.4 million reported for first quarter 2010, which included income from discontinued operations of $1.6 million.

Business Segment Discussion

First quarter 2011 net sales within the Company’s paper business were $208.2 million or $3.4 million higher than first quarter 2010 net sales. First quarter 2011 operating income of $12.1 million was $5.9 million higher than first quarter 2010 operating income. The year-on-year operating income variance was the result of the following (dollars in millions):

For the Three Months Ended April 3, 2011 v. the Three Months Ended April 4, 2010
Favorable price and product mix	$13.6
Reduced manufacturing costs	1.5
Net inflation of raw material and utilities pricing	(7.2)
Lower shipment volumes	(2.0)
$5.9

Carbonless Papers

•
For the first three months of 2011, carbonless papers net sales totaled $119.3 million, a decrease of $5.3 million, or 4.3%, from prior year levels. Shipment volumes during first quarter 2011 were approximately 10% lower than the same period last year. The majority of this decline in shipment volumes occurred within the international roll market. The negative impact of lower shipment volumes was partially offset by the benefits realized from price increases initiated since the beginning of 2010 in response to rapidly rising raw material costs.

•
First quarter 2011 carbonless papers operating income of $9.5 million increased $1.3 million compared to first quarter 2010. As mentioned above, operating income for the first three months of 2011 was favorably impacted by the benefit of price increases initiated in response to the ongoing negative impact of rapidly rising raw material costs. In addition, product mix was also favorable due to increased carbonless sheet sales as well as decreased sales into the international market where gross margins are lower.

Thermal Papers

•
First quarter 2011 thermal papers net sales totaled $88.9 million, an increase of $8.7 million, or 10.8%, over the same prior year period. The segment primarily benefited from favorable pricing realized from multiple price increases initiated since the beginning of 2010 in response to escalating raw material costs.

•
The thermal papers segment recorded operating income of $2.5 million for first quarter 2011. This compared to a first quarter 2010 operating loss of $2.1 million. Though this 2011 operating income included higher raw materials and utility costs, increased net sales and improved product mix offset the negative impact of these items.

Encapsys

•
Encapsys first quarter 2011 net sales of $15.5 million were $4.0 million, or 34.9%, higher than first quarter 2010. First quarter 2011 volumes were approximately 38% higher than the prior year quarter.

•
As a result of higher shipment volumes, improved manufacturing performance, increased funding of development work from potential commercial customers and lower  SG&A expenses, Encapsys first quarter 2011 operating income was $3.9 million compared to $1.5 million of operating income for the same quarter of 2010.

Unallocated Corporate Charges

•
Unallocated corporate charges were $4.8 million for the first three months of 2011 due to recording a $3.2 million litigation settlement, while first quarter 2010 posted income of $6.6 million including the $8.2 million Fox River insurance recovery.

Liquidity and Capital Resources

Overview. Appleton’s primary sources of liquidity and capital resources are cash provided by operations and available borrowings under its revolving credit facility. Appleton expects that cash on hand, internally-generated cash flow and available credit from its revolving credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At April 3, 2011, Appleton had $11.9 million of cash and $63.2 million of unused borrowing capacity under its revolving credit facility. Furthermore, Appleton was in compliance with all debt covenants and is forecasted to remain compliant for the next twelve months.

Appleton’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results. Appleton’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead Appleton to seek amendments to, or waivers of, the financial covenants. Appleton cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

Cash Flows from Operating Activities. Net cash of $29.7 million was provided by operating activities during the first three months of 2011. This was a $54.8 million increase in operating cash when compared to net cash used by operating activities during the first three months of 2010. The net loss of $5.2 million, adjusted for non-cash charges, provided $8.1 million in operating cash for the period. Non-cash charges included $12.1 million of depreciation and amortization, $0.7 million of non-cash employer matching contributions to the KSOP and $1.5 million of other non-cash charges. These non-cash charges were decreased by $1.0 million of foreign exchange gain. Cash was also provided during the quarter from a $25.2 million decrease in working capital and $0.2 million of other cash provided. A decrease in the pension liability, which included $5.3 million of pension plan contributions, resulted in a $3.8 million net use of cash.

The primary component of the $25.2 million decrease in working capital was a $20.3 million increase in accounts payable and other accrued liabilities, largely the result of a $13.6 million increase in accrued interest and a $7.3 million increase in accounts payable, excluding the impact of cash overdrafts which is noted in financing activities. Other components of the decrease in working capital were an $8.0 million decrease in other current assets offset by a $3.0 million increase in accounts receivable and a $0.1 million increase in inventories. The decrease in other current assets was partly due to $4.0 million of cash proceeds received in partial settlement of the West Carrollton silo collapse insurance claim. During the quarter, an additional $1.0 million of insurance receivable was recorded for this claim. Also during first quarter, the Company received $4.9 million related to the Fox River insurance recovery.

Cash Flows from Investing Activities. During the first three months of 2011, $4.0 million of cash was used for investing activities, all of which was for the acquisition of property, plant and equipment. This compares to $2.3 million used during first quarter 2010, $2.4 million of which was used for the acquisition of property, plant and equipment.

Cash Flows from Financing Activities. Net cash used for financing activities during 2011 was $17.6 million compared to $20.7 million of cash provided during the prior year. During the first three months of 2011, Appleton made mandatory debt repayments of $0.3 million, plus interest, on its State of Ohio loans. Also during first quarter 2011, Appleton made net repayments of $14.3 million on the outstanding balance of its revolving credit facility. As of April 3, 2011, the unpaid balance on the revolving credit facility was $15.0 million.

Cash overdrafts decreased $3.0 million during the first quarter of 2011. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” requiring new disclosures of significant transfers in and out of Levels 1 and 2 fair value measurements, the reasons for the transfers, and separate reporting of purchases, sales, issuances and settlements in the roll forward of Level 3 fair value measurement activity. The new ASU also clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and disclosures should also be provided about valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements. The disclosures are required for either Level 2 or Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 (including interim periods within those fiscal years). During first quarter 2010, the Company adopted the portion of ASU No. 2010-06 relating to Level 2 fair value measurements. During first quarter 2011, the Company adopted the portion of ASU No. 2010-06 relating to Level 3 fair value measurements. The disclosures required by adoption are included in Note 15 of Notes to Condensed Consolidated Financial Statements. Current year adoption had no impact on its financial statements.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

For information regarding quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10-K for the year ended January 1, 2011. There have been no other material changes in the quantitative or qualitative exposure to market risk from that described in the Form 10-K.

Item 4—Controls and Procedures

Internal Controls Over Financial Reporting

There were no changes in the internal control over financial reporting of Appleton or PDC as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting.

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

Item 1A – Risk Factors

Other than with respect to the updated risk factor below, there have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K for the year ended January 1, 2011.

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

A German manufacturer filed an appeal of the ITC determination to the U.S. Court of International Trade (“CIT”), and the appeal was decided in favor of Appleton in November 2009. In December 2009, the German manufacturer filed a further appeal of the matter to the U.S. Court of Appeals for the Federal Circuit (“CAFC”). In January 2011, a three-judge panel of the CAFC vacated the decision of the CIT and remanded the matter for further consideration by the ITC. In April 2011, the General Counsel’s office of the ITC filed a request for the full CAFC to review the panel decision.

In addition, Appleton and the German manufacturer each filed a request for administrative review with the Department, seeking to modify the amount of the duties based on the market practices during the first 12-month period following implementation of the final duties, as well as the second 12-month period following implementation of the final duties. In April 2011, the Department issued a final determination in the administrative review of the first 12-month period following the final duties, resulting in a dumping margin of 3.77 percent for imports from the German manufacturer for the period from November 2008 to October 2009. Upon final resolution of the appeal or the second administrative review, certain of the duties could be reduced, increased or eliminated.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seek” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address Appleton’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that Appleton expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended January 1, 2011, as well as in the Quarterly Report on Form 10-Q for the current quarter ended April 3, 2011, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond Appleton’s ability to control or predict. Given these uncertainties, do not place undue reliance on the forward-looking statements. Appleton disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6—Exhibits

10.1	Amended and Restated Appleton Papers Inc. Retirement Plan as amended through March 9, 2011. (1)
10.1.1	Resolutions by the Benefit Finance Committee of Appleton Papers Inc. dated April 4, 2011 further amending Appleton Papers Inc. Retirement Plan as amended through March 9, 2011. (1)
10.2
Adoption Agreement, effective March 1, 2011, by Appleton Papers Inc. and Principal Life Insurance Company, as the provider, amending and restating the Executive Nonqualified Excess Plan of Appleton Papers Inc. incorporated by reference to Exhibit 10.15 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010. (1)

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

APPLETON PAPERS INC. (Registrant)

Date: May 12, 2011	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: May 12, 2011	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)