Form 10-Q
period 2011-08-02
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2011-08-11
CIK 1144326, 1166365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 3, 2011

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

As of August 1, 2011, 9,358,734 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of August 1, 2011, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Documents incorporated by reference: None.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)
	July 3, 2011	January 1, 2011
ASSETS
Current assets
Cash and cash equivalents	$5,000	$3,772
Accounts receivable, less allowance for doubtful accounts of $1,214 and $1,435, respectively	93,490	93,374
Inventories	110,644	110,032
Other current assets	17,415	41,992
Total current assets	226,549	249,170

Property, plant and equipment, net of accumulated depreciation of $492,499 and $470,676, respectively	341,228	354,601
Intangible assets, net	47,283	48,449
Other assets	17,963	24,779

Total assets	$633,023	$676,999

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$1,203	$18,694
Accounts payable	48,609	48,651
Accrued interest	2,950	3,094
Other accrued liabilities	48,957	62,988
Total current liabilities	101,719	133,427

Long-term debt	550,696	540,131
Postretirement benefits other than pension	44,825	45,133
Accrued pension	77,496	88,583
Other long-term liabilities	7,320	5,716
Commitments and contingencies (Note 13)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 9,360,639 and 9,713,212, respectively	102,524	110,045
Accumulated deficit	(159,397)	(153,765)
Accumulated other comprehensive loss	(92,160)	(92,271)
Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$633,023	$676,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three Months Ended July 3, 2011	Three Months Ended July 4, 2010	Six Months Ended July 3, 2011	Six Months Ended July 4, 2010

Net sales	$216,586	$220,784	$434,601	$430,792

Cost of sales	174,160	183,365	345,324	353,650

Gross profit	42,426	37,419	89,277	77,142

Selling, general and administrative expenses	31,772	35,318	65,121	70,131
Environmental expense insurance recovery	-	-	-	(8,181)
Litigation settlement	(82)	-	3,122	-

Operating income	10,736	2,101	21,034	15,192

Other expense (income)
Interest expense	15,683	16,746	31,833	33,668
Debt extinguishment expense, net	-	-	-	5,532
Interest income	(37)	(35)	(74)	(45)
Foreign exchange (gain) loss	(101)	1,623	(1,074)	1,360
Other income	(1,374)	-	(1,374)	-

Loss before income taxes	(3,435)	(16,233)	(8,277)	(25,323)

(Benefit) provision for income taxes	(154)	45	201	(46)

Loss from continuing operations	(3,281)	(16,278)	(8,478)	(25,277)

Discontinued operations
Income from discontinued operations, net of income taxes	-	1,302	-	2,854

Net loss	$(3,281)	$(14,976)	$(8,478)	$(22,423)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(unaudited)
(dollars in thousands)
	July 3, 2011	July 4, 2010
Cash flows from operating activities:
Net loss	$(8,478)	$(22,423)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	22,950	24,698
Amortization of intangible assets	1,166	1,742
Amortization of financing fees	2,137	1,965
Amortization of bond discount	466	302
Employer 401(k) non-cash matching contributions	1,502	1,838
Foreign exchange (gain) loss	(1,088)	1,366
Net gain from involuntary conversion of equipment	(1,374)	-
Loss on disposals of equipment	201	83
Accretion of capital lease obligation	5	23
Loss on debt extinguishment	-	5,532
Environmental expense insurance recovery (including accretion)	(72)	(8,214)
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	680	(31,062)
Inventories	(458)	(793)
Other current assets	14,133	573
Accounts payable and other accrued liabilities	(930)	(2,616)
Accrued pension	(8,617)	3,581
Other, net	972	(5,545)
Net cash provided (used) by operating activities	23,195	(28,950)

Cash flows from investing activities:
Proceeds from sale of equipment	-	57
Insurance proceeds from involuntary conversion of equipment	1,374	-
Additions to property, plant and equipment	(9,404)	(6,799)
Net cash used by investing activities	(8,030)	(6,742)

Cash flows from financing activities:
Payments of senior secured notes payable	-	(211,225)
Payments of senior subordinated notes payable	(17,491)	-
Proceeds from senior secured first lien notes payable	-	299,007
Debt acquisition costs	-	(10,807)
Payments relating to capital lease obligations	(28)	(389)
Proceeds from old revolving line of credit	-	21,350
Payments of old revolving line of credit	-	(109,575)
Proceeds from new revolving line of credit	130,300	154,793
Payments of new revolving line of credit	(119,600)	(99,350)
Payments of State of Ohio loans	(601)	(570)
Payments of secured financing	-	(1,494)
Proceeds from issuance of redeemable common stock	1,382	1,924
Payments to redeem common stock	(7,349)	(7,736)
Decrease in cash overdraft	(564)	(6,274)
Net cash (used) provided by financing activities	(13,951)	29,654

Effect of foreign exchange rate changes on cash and cash equivalents	14	(6)
Change in cash and cash equivalents	1,228	(6,044)
Cash and cash equivalents at beginning of period	3,772	9,963
Cash and cash equivalents at end of period	$5,000	$3,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE LOSS
AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Loss

Balance, January 1, 2011	9,713,212	$110,045	$(153,765)	$(92,271)

Comprehensive loss:
Net loss	-	-	(8,478)	-	$(8,478)
Changes in retiree plans	-	-	-	1,404	1,404
Realized and unrealized loss on derivatives	-	-	-	(1,293)	(1,293)
Total comprehensive loss					$(8,367)
Issuance of redeemable common stock	208,340	2,674
Redemption of redeemable common stock	(560,913)	(7,349)	-	-
Accretion of redeemable common stock	-	(2,846)	2,846	-

Balance, July 3, 2011	9,360,639	$102,524	$(159,397)	$(92,160)

Balance, January 2, 2010	10,097,099	$122,087	$(129,093)	$(99,717)

Comprehensive loss:
Net loss	-	-	(22,423)	-	$(22,423)
Changes in retiree plans	-	-	-	596	596
Realized and unrealized gain on derivatives	-	-	-	159	159
Total comprehensive loss					$(21,668)
Issuance of redeemable common stock	292,333	3,518
Redemption of redeemable common stock	(604,374)	(7,736)	-	-
Accretion of redeemable common stock	-	(3,491)	3,491	-

Balance, July 4, 2010	9,785,058	$114,378	$(148,025)	$(98,962)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair statement of the results of operations for the three and six months ended July 3, 2011 and July 4, 2010, the cash flows for the six months ended July 3, 2011 and July 4, 2010 and financial position at July 3, 2011 and January 1, 2011 have been made. All adjustments made were of a normal recurring nature.

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

2.       DISCONTINUED OPERATIONS

On July 2, 2010, Appleton entered into a stock purchase agreement with NEX Performance Films Inc. (“Films”), an entity affiliated with Mason Wells Buyout Fund II, Limited Partnership, whereby Appleton agreed to sell all of the outstanding capital stock of American Plastics Company, Inc. (“APC”) and New England Extrusion Inc. (“NEX”) for a cash purchase price of $58 million. This transaction closed on July 22, 2010, with Appleton receiving $56 million at the time of closing and $2 million held in escrow, on behalf of Appleton, for 12 months to satisfy potential claims under the stock purchase agreement with Films. No claims were made against the escrow and the $2 million was paid to Appleton on July 25, 2011. The cash proceeds of the sale were used to reduce debt and a $0.4 million net gain was recorded in income from discontinued operations for the year ended January 1, 2011. APC had been acquired in 2003 and is located in Rhinelander, Wisconsin. NEX was acquired in 2005 and has manufacturing operations in Turners Falls, Massachusetts and Milton, Wisconsin.

The operating results of APC and NEX have been reclassified and are reported as discontinued operations within the Condensed Consolidated Statement of Operations for the three and six months ended July 4, 2010. During the first three and six months of 2010, discontinued operations reported net sales of $25.1 million and $47.3, respectively, and operating income before income taxes of $1.3 million and $2.9 million respectively.

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

Losses associated with property damage and business interruption were covered by insurance subject to a deductible of $1.0 million. As of July 3, 2011, the corresponding insurance claim was agreed and settled in full with all proceeds received from the insurer. Appleton incurred approximately $24.1 million in property damage, cost to repair and business interruption. After netting the $1.0 million deductible, and $1.7 million of capital and $0.8 million of expense for safety and efficiency upgrades to the replacement property, the Company recovered $20.3 million from its insurer and is seeking $0.3 million in credits from a vendor.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Expenses associated with property damage and business interruption, totaling $17.1 million, were reported in cost of sales within the Consolidated Statement of Operations for the year ended January 1, 2011. Expenses associated with property damage and business interruption, totaling $0.7 million, have been reported in cost of sales within the Condensed Consolidated Statement of Operations for the six months ended July 3, 2011. According to the terms of the insurance policy, Appleton recorded a $17.1 million recovery, less a $0.9 million valuation reserve, as a reduction to cost of sales for the year ended January 1, 2011, and a $0.5 million recovery as a reduction to cost of sales for the six months ended July 3, 2011. Business interruption coverage also includes recovery from lost margins related to the accident and therefore, Appleton recorded a gain of $0.6 million in cost of sales within the Consolidated Statement of Operations for the year ended January 1, 2011, as this amount was agreed with the insurer. During the first half of 2011, Appleton recorded an additional $0.2 million gain in cost of sales related to lost margins. Appleton also recorded a $0.4 million involuntary conversion loss on fixed assets associated with the property loss in its Consolidated Statement of Operations for the year ended January 1, 2011.

Total capital spending of approximately $5.5 million was incurred for work associated with bringing the damaged boiler back online. At year-end 2010, $1.0 million, net of the $1.0 million deductible, was recorded as a gain on the other (income) loss line within the Consolidated Statement of Operations. For the six months ended July 3, 2011, Appleton recorded an additional $1.4 million of gain on the other income line within the Condensed Consolidated Statement of Operations, all of which was recorded during the second quarter.

4.        OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.

The Company’s other intangible assets consist of the following (dollars in thousands):

	As of July 3, 2011		As of January 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$23,128	$44,665	$22,079
Patents	11,000	11,000	12,376	12,376
Customer relationships	5,365	2,484	5,365	2,367
Subtotal	61,030	$36,612	62,406	$36,822
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$83,895		$85,271

Of the $83.9 million of acquired intangible assets, $67.5 million was assigned to registered trademarks. Trademarks of $44.6 million related to carbonless paper are being amortized over their estimated useful life of 20 years, while the remaining $22.9 million are considered to have an indefinite life and are not subject to amortization. Customer relationships are being amortized over their estimated useful life of 25 years.

Amortization expense for the three and six months ended July 3, 2011 was $0.6 million and $1.2 million, respectively. Amortization expense for the three and six months ended July 4, 2010 was $0.6 million and $1.2 million, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5.        INVENTORIES

Inventories consist of the following (dollars in thousands):
	July 3, 2011	January 1, 2011
Finished goods	$47,058	$44,239
Raw materials, work in process and supplies	63,586	65,793
	$110,644	$110,032

Stores and spare parts inventory balances of $24.4 million and $23.8 million at July 3, 2011 and January 1, 2011, respectively, are valued at average cost and are included in raw materials, work in process and supplies. All other inventories are valued using the first-in, first-out (“FIFO”) method.

6.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	July 3, 2011	January 1, 2011
Land and improvements	$9,226	$8,611
Buildings and improvements	132,296	131,512
Machinery and equipment	649,682	643,300
Software	32,538	32,575
Capital lease	165	165
Construction in progress	9,820	9,114
	833,727	825,277
Accumulated depreciation/amortization	(492,499)	(470,676)
	$341,228	$354,601

Depreciation expense for the three and six months ended July 3, 2011 and July 4, 2010 consists of the following (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
Depreciation Expense	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Cost of sales	$10,272	$10,246	$20,697	$20,386
Selling, general and administrative expenses	1,127	1,582	2,253	3,163
	$11,399	$11,828	$22,950	$23,549

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7.        OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):

	July 3, 2011	January 1, 2011
Environmental indemnification receivable	$6,017	$20,580
Environmental expense insurance recovery	2,888	5,008
Escrow from sale of Films	2,000	2,000
Insurance recovery from coal silo accident	-	8,183
Other	6,510	6,221
	$17,415	$41,992

Other noncurrent assets consist of the following (dollars in thousands):

	July 3, 2011	January 1, 2011
Deferred debt issuance costs	$11,617	$13,754
Environmental expense insurance recovery	-	4,045
Other	6,346	6,980
	$17,963	$24,779

8.       OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	July 3, 2011	January 1, 2011
Compensation	$8,028	$8,997
Trade discounts	14,245	16,035
Workers’ compensation	4,220	3,680
Accrued insurance	2,088	2,375
Other accrued taxes	1,673	1,428
Postretirement benefits other than pension	3,758	3,758
Fox River Liabilities	6,017	20,580
Litigation settlement	1,750	-
Other	7,178	6,135
	$48,957	$62,988

9.       NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Statements Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, "Presentation of Comprehensive Income." It provides updated guidance related to the presentation of other comprehensive income, offering two alternatives for presentation, including (a) a single continuous statement of comprehensive income or (b) two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company expects that adoption will not have a significant impact on its consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," which amends ASC 820. This updated guidance relates to fair value measurements and disclosures, including (a) the application of the highest and best use valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity and (c) quantitative information required for fair value measurements categorized within Level 3. Additionally, disclosure requirements have been expanded to include additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the effects, if any, the adoption of this guidance will have on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” requiring new disclosures of significant transfers in and out of Levels 1 and 2 fair value measurements, the reasons for the transfers, and separate reporting of purchases, sales, issuances and settlements in the roll forward of Level 3 fair value measurement activity. The new ASU also clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and disclosures should also be provided about valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements. The disclosures are required for either Level 2 or Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 (including interim periods within those fiscal years). During first quarter 2010, the Company adopted the portion of ASU No. 2010-06 relating to Level 2 fair value measurements. During first quarter 2011, the Company adopted the portion of ASU No. 2010-06 relating to Level 3 fair value measurements. The disclosures required by adoption are included in Note 15 of Notes to Condensed Consolidated Financial Statements. Current year adoption had no impact on its financial statements.

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

The components of net periodic pension cost associated with the defined benefit pension plans include the following (dollars in thousands):

Pension Benefits	For the Three Months Ended July 3, 2011	For the Three Months Ended July 4, 2010	For the Six Months Ended July 3, 2011	For the Six Months Ended July 4, 2010
Net periodic benefit cost
Service cost	$1,026	$1,516	$2,053	$3,033
Interest cost	4,955	4,901	9,909	9,801
Expected return on plan assets	(5,603)	(5,318)	(11,206)	(10,636)
Amortization of prior service cost	121	135	243	270
Amortization of actuarial loss	1,114	654	2,227	1,307
Net periodic benefit cost	$1,613	$1,888	$3,226	$3,775

The Company expects to contribute $18 million to its defined benefit pension plan in 2011. The Company contributed $11.6 million to this pension plan during first half 2011.

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

The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended July 3, 2011	For the Three Months Ended July 4, 2010	For the Six Months Ended July 3, 2011	For the Six Months Ended July 4, 2010
Net periodic benefit cost
Service cost	$140	$196	$280	$392
Interest cost	651	760	1,302	1,520
Amortization of prior service credit	(690)	(538)	(1,380)	(1,076)
Amortization of actuarial loss	157	48	314	96
Net periodic benefit cost	$258	$466	$516	$932

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

The Compensation Committee of the board establishes the number of units granted each year under these plans in accordance with the Compensation Committee’s stated goals and policies. The Compensation Committee has the discretion to use either, or both, plan(s) as appropriate to attract, motivate and retain key management employees while managing the expense to the Company. In 2010, all units were granted under the RSU. Prior to 2010, and again in 2011, all units were granted under the LTIP. The units were valued at the most recent PDC stock price as determined by the semi-annual ESOP valuation. As of June 30, 2011, the fair market value of one share of PDC common stock was $14.10. The Compensation Committee approved an aggregate total for the 2010 year of up to 219,000 units to be granted, of which, 213,000 units were granted under the RSU. Due to terminations of employment, 6,500 and 7,500 unvested units were forfeited during 2011 and 2010, respectively. A balance of 199,000 RSU units remains as of July 3, 2011. Approximately $0.3 million and $0.5 million of expense, related to this plan, was recorded during the three- and six-month periods ended July 3, 2011. Approximately $0.2 million and $0.4 million of expense, related to this plan, was recorded during the three- and six-month periods ended July 4, 2010. During the first half of 2011, 753,500 units were granted under the LTIP plan. Approximately $0.2 million of expense was recorded during the three and six months ended July 3, 2011 as a result of this grant.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of phantom units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of units to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as determined by the semi-annual ESOP valuation. This deferred compensation vests coincidentally with the board member’s continued service on the board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. Approximately $0.1 million was recorded as expense for this plan during the three months ended July 3, 2011. There was no expense recorded for this plan during the three months ended July 4, 2010. Approximately $0.2 million and $0.1 million was recorded as expense, related to this plan, for the six-month periods ended July 3, 2011 and July 4, 2010, respectively.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

In October 2010, the United States of America (“US”) and the State of Wisconsin (“SOW”) filed a lawsuit on behalf of the EPA and the DNR, respectively, against ten companies (including the seven PRPs identified in 1997) and two municipalities seeking recovery of unreimbursed response costs and natural resources damages as well as a declaratory judgment that the defendants are liable for future response costs related to the Lower Fox River. At the same time, the US and SOW lodged a consent decree with Georgia-Pacific (“GP”). Under the consent decree, and in exchange for a covenant not to sue and statutory contribution protection for portions of the Lower Fox River, GP would stipulate liability for performance of the required cleanup of a designated portion of the Lower Fox River, waive any objections to the cleanup remedy selected by EPA and DNR and pay $7 million toward the government’s unreimbursed past costs and expected future costs. The court approved the consent decree in April 2011. In June 2011, the EPA and DNR filed a motion for Preliminary Injunction seeking to expand the scope of work on the Fox River for 2011. The court denied the motion for Preliminary Injunction on July 5, 2011 and indicated in the decision that it was unlikely that the US could show that Appleton is liable under CERCLA. Appleton filed a motion for summary judgment on July 28, 2011 requesting the court determine that Appleton is not liable under CERCLA and that all claims against Appleton in the Government Case be dismissed with prejudice.

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

The 2000 FWS study offered a preliminary conclusion that the discharges from the Appleton plant and the Combined Locks paper mill were responsible for 36% to 52% of the total PCBs discharged. Appleton has obtained its own historical and technical analyses which suggest the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total PCBs discharged, and more recent analyses suggest the percentage is only 8% to 10%. These estimates have not been finalized and are not binding on the PRPs.

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

Appleton has filed a motion for summary judgment requesting the court determine that Appleton is not liable under CERCLA and that all claims against Appleton in the Government Case be dismissed with prejudice.

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

Accordingly, at January 1, 2011, the reserve for Appleton’s liability for the Lower Fox River was $20.6 million. Based on anticipated clean-up spending for 2011, Appleton increased its reserve by $9.4 million during the first quarter of 2011. Currently, the EPA is seeking to expand the scope of work for 2011. Final resolution of this dispute may result in further increases to Appleton's reserve and related indemnification receivable. Also during the first six months of 2011, $24.0 million of payments were made from the reserve. This resulted in a remaining reserve of $6.0 million as of July 3, 2011, all of which is recorded in other accrued liabilities.

The following assumptions were used in evaluating Appleton’s Lower Fox River liability and establishing a remediation reserve:

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

AWA Indemnification. Pursuant to two indemnification agreements entered in 2001, Arjo Wiggins Appleton Ltd, now known as Windward Prospects Ltd (“AWA”), agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims, which are defined in the agreements as the Fox River Liabilities.

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA. AWA has paid $249.4 million in connection with Fox River Liabilities through the first six months of 2011. At July 3, 2011, the total indemnification receivable from AWA was $6.0 million, all of which is recorded in other current assets.

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy provides up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. As of July 3, 2011, the policy had $0.6 million of remaining coverage. AWA’s obligations to maintain indemnity claim insurance covering the Fox River Liabilities are defined in and limited by the terms of the Fox River AWA Environmental Indemnity Agreement, as amended.

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

The insurance policy discussed above is held by a special purpose entity in which the Company is a minority shareholder. An AWA affiliate is the only other shareholder in this entity. The Company adopted ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” as of January 3, 2010. The Company determined that this entity is not a VIE and there is no requirement to include this entity in its consolidated financial results for the period ended July 3, 2011.

In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009. The insurers appealed the final judgment. In June 2010, the Wisconsin Court of Appeals upheld the final judgment. Settlements have been negotiated between the insurers and Appleton. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. During 2010, Appleton recorded an $8.9 million receivable, representing settlements to be received in excess of amounts reimbursable to AWA, in the Consolidated Balance Sheet as of January 1, 2011. During the first six months of 2011, Appleton received $6.2 million of these funds. The remaining receivable is included in other current assets of the Condensed Consolidated Balance Sheet as of July 3, 2011. An $8.9 million environmental expense insurance recovery was also recorded as a separate line item within operating income on the Consolidated Statement of Operations for the year ended January 1, 2011.

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

Litigation Settlement

During the first six months of 2011, Appleton resolved litigation initiated by a supplier over contract terms and recorded a charge to income of $3.1 million, including legal fees. Prior to resolution, Appleton had assessed the potential for liability as less than reasonably possible. However, during a court-ordered pre-trial mediation, the parties were able to resolve the litigation to the satisfaction of both parties.

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

14.      EMPLOYEE STOCK OWNERSHIP PLAN

Appleton’s matching contributions charged to expense were $0.8 million and $0.9 million for the three months ended July 3, 2011 and July 4, 2010, respectively. Appleton’s matching contributions charged to expense were $1.5 million and $1.8 million for the six months ended July 3, 2011 and July 4, 2010, respectively. As a result of hardship withdrawals, required diversifications and employee terminations, 560,913 shares of PDC redeemable common stock were repurchased during the first six months of 2011 at an aggregate price of approximately $7.3 million. During the same period, the ESOP trustee purchased 107,671 shares of PDC redeemable common stock for an aggregate price of $1.4 million using pre-tax deferrals, rollovers and loan payments made by employees, while Appleton’s matching contribution for this same period resulted in an additional 100,669 shares of redeemable common stock being issued. During the first six months of 2010, as a result of hardship withdrawals, required diversifications and employee terminations, 604,374 shares of PDC redeemable common stock were repurchased at an aggregate price of approximately $7.7 million. During the same period, the ESOP trustee purchased 159,941 shares of PDC redeemable common stock for an aggregate price of $1.9 million using pre-tax deferrals, rollovers and loan payments made by employees, while Appleton’s matching contribution for this same period resulted in an additional 132,392 shares of redeemable common stock being issued.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period-end. All Company common stock is redeemable common stock. Redeemable common stock is being accreted to the earliest redemption date mandated by federal law based upon the estimated fair market value of the redeemable common stock as of July 3, 2011. Excluding the year-end 2010 and June 30, 2011 stock valuations which resulted in increases to the price of PDC common stock, recent stock valuations have been marked with decreases to the stock price. The impact of these reductions caused the Company to reduce redeemable common stock accretion by $2.8 million for the six months ended July 3, 2011. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $132 million has been determined. The recorded book value of the redeemable common stock as of July 3, 2011, was $103 million.

Due to a reduction in the June 30, 2010 share price, redeemable common stock accretion was reduced by $3.5 million for the six months ended July 4, 2010. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $118 million was determined. The recorded book value of the redeemable common stock as of July 4, 2010 was $114 million.

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

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive loss and are subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transaction will not occur. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $45.6 million as of July 3, 2011. These contracts have settlement dates extending through December 2012.

Appleton selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the strike price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At July 3, 2011, the hedged volumes of these contracts totaled 250,000 MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2011.

Appleton selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. These contracts are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on pricing published by RISI as measured on the last trading day of the accounting period and compared to the swap’s fixed price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At July 3, 2011, the hedged volumes of these contracts totaled 8,000 tons of pulp. The contracts have settlement dates extending through February 2012.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The following table presents the location and fair values of derivative instruments included in the Company’s Condensed Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	July 3, 2011	January 1, 2011
Foreign currency exchange derivatives	Other current assets	$-	$393
Foreign currency exchange derivatives	Other current liabilities	(1,051)	(67)

Not Designated as a Hedge
Natural gas fixed swap	Other current liabilities	(108)	(69)
Pulp fixed swap	Other current assets	100	-

The following table presents the location and amount of losses (gains) on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended July 3, 2011 and July 4, 2010 and losses (gains) initially recognized in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

Designated as a Hedge	Statement of Operations Location	For the Three Months Ended July 3, 2011	For the Three Months Ended July 4, 2010		For the Six Months Ended July 3, 2011	For the Six Months Ended July 4, 2010
Foreign currency exchange derivatives	Net sales	$383	$ (943	) $	832	$ (808)

Losses (gains) recognized in accumulated other comprehensive loss					907	(406)

Not Designated as a Hedge
Natural gas fixed swap	Cost of sales	63	-		122	-
Pulp fixed swap	Cost of sales	120	-		(205)	-
Interest rate swap contract	Interest expense	-	-		-	961

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

	(As Reported) Impact of Hedging on Net Sales	Error Correction	(As Corrected) Impact of Hedging on Net Sales
For the three months ended July 4, 2010	$ 43 gain	$900 gain	$ 943 gain
For the six months ended July 4, 2010	$ 96 gain	$712 gain	$ 808 gain

For a discussion of the fair value of financial instruments, see Note 17, Fair Value of Financial Instruments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

16.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	July 3, 2011	January 1, 2011
Revolving credit facility at approximately 4.0% at July 3, 2011	$40,000	$29,300
Secured variable rate industrial development bonds, 0.5% average interest rate at July 3, 2011, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final payment due May 2017	6,650	7,105
State of Ohio loan at 1% until July 2011, then 3% until May 2019, approximately $30 due monthly and final payment due May 2019	2,421	2,567
Senior notes payable at 8.125%, due June 2011	-	17,491
Senior subordinated notes payable at 9.75%, due June 2014	32,195	32,195
Senior secured first lien notes payable at 10.5%, due June 2015	305,000	305,000
Unamortized discount on 10.5% senior secured first lien notes payable, due June 2015	(4,783)	(5,249)
Second lien notes payable at 11.25%, due December 2015	161,766	161,766
	551,899	558,825
Less obligations due within one year	(1,203)	(18,694)
	$550,696	$540,131

During the first six months of 2011, Appleton made mandatory debt repayments of $0.6 million, plus interest, on its State of Ohio loans. During the first half of 2011, Appleton borrowed $130.3 million and repaid $119.6 million on its revolving credit facility, leaving an outstanding balance of $40.0 million at quarter-end. Approximately $16.9 million of the revolving credit facility is used to support outstanding letters of credit.

During June 2011, in accordance with the terms of its 8.125% senior notes payable, Appleton repaid in full the remaining note balance of $17.5 million. A payment of $18.2 million represented full and complete payment of all unpaid principal and accrued and unpaid interest. These funds were sourced from a combination of cash from operations and borrowing on the revolving credit facility. Upon payment, the notes were terminated and Appleton was released from all obligations under the notes.

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

The first lien notes and the second lien notes, as amended, contain covenants that restrict Appleton’s ability and the ability of Appleton’s other guarantors to sell assets or merge or consolidate with or into other companies; borrow money; incur liens; pay dividends or make other distributions; make other restricted payments and investments; place restrictions on the ability of certain subsidiaries to pay dividends or other payments to Appleton; enter into sale and leaseback transactions; amend particular agreements relating to the transaction with former parent AWA and the ESOP; and enter into transactions with certain affiliates. These covenants are subject to important exceptions and qualifications set forth in the indenture governing the 11.25% second lien notes due 2015, as amended.

The senior subordinated notes, as amended, are unconditionally guaranteed by PDC and Rose Holdings Limited.

As of July 3, 2011, Appleton was in compliance with all debt covenants and is forecasted to remain compliant for the next twelve months. Appleton’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results. Appleton’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead Appleton to seek amendments to, or waivers of, the financial covenants. Appleton cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

17.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	July 3, 2011		January 1, 2011
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
Senior subordinated notes payable	$32,195	$28,815	$32,195	$15,293
Senior notes payable	-	-	17,491	16,966
Senior secured first lien notes payable	300,217	315,978	299,751	299,751
Second lien notes payable	161,766	164,192	161,766	130,222
Revolving credit facility	40,000	40,000	29,300	29,300
State of Ohio loans	9,071	9,819	9,672	10,185
Industrial development bonds	8,650	8,650	8,650	8,650
	$551,899	$567,454	$558,825	$510,367

The senior subordinated notes payable, the senior secured first lien notes payable and the second lien notes payable are traded in public markets and therefore, the fair value was determined based on quoted market prices. The fair value of the State of Ohio loans was determined based on current rates for similar financial instruments of the same remaining maturity and similar terms. The industrial development bonds have a variable interest rate that reflects current market terms and conditions.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

18.      SEGMENT INFORMATION

The Company’s reportable segments are as follows: carbonless papers, thermal papers and Encapsys®. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, interest income, interest expense, debt extinguishment expense, foreign exchange (gain) loss and other income. The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three Months Ended July 3, 2011	For the Three Months Ended July 4, 2010	For the Six Months Ended July 3, 2011	For the Six Months Ended July 4, 2010
Net sales
Carbonless papers	$ 116,692	$ 128,001	$235,988	$252,625
Thermal papers	91,733	87,151	180,660	167,376
	208,425	215,152	416,648	420,001

Encapsys	14,018	11,887	29,494	23,355
Intersegment (A)	(5,857)	(6,255)	(11,541)	(12,564)
Total	$ 216,586	$ 220,784	$434,601	$430,792
Operating income (loss)
Carbonless papers	$ 5,461	$ 4,910	$15,000	$13,143
Thermal papers	4,664	(2,015)	7,192	(4,103)
	10,125	2,895	22,192	9,040
Encapsys	3,218	1,614	7,150	3,147
Unallocated corporate charges	(1,769)	(1,329)	(6,578)	5,232
Intersegment (A)	(838)	(1,079)	(1,730)	(2,227)
Total	$ 10,736	$ 2,101	$21,034	$15,192
Depreciation and amortization
Carbonless papers	$ 6,509	$ 6,883	$13,009	$13,739
Thermal papers	4,596	4,931	9,192	9,869
	11,105	11,814	22,201	23,608

Encapsys	839	548	1,837	1,009
Unallocated corporate charges	38	49	78	97
Total	$ 11,982	$ 12,411	$24,116	$24,714

(A) Intersegment represents the portion of the Encapsys segment financial results relating to encapsulated products provided internally for the production of carbonless papers.

During the six months ended July 3, 2011, the Company recorded a $3.1 million litigation settlement within unallocated corporate charges. During the six months ended July 4, 2010, the Company recorded an $8.2 million environmental expense insurance recovery within unallocated corporate charges.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

19.      GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior subordinated notes, as amended, which have been guaranteed by PDC (the “Parent Guarantor”), American Plastics Company, Inc. (prior to its July 22, 2010 sale), Rose Holdings Limited and New England Extrusion Inc. (prior to its July 22, 2010 sale), each of which is a 100%-owned subsidiary of Appleton (the “Subsidiary Guarantors”).

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a 100%-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of July 3, 2011 and January 1, 2011, and for the three and six months ended July 3, 2011 and July 4, 2010. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

The first lien notes and the second lien notes, as amended, place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
July 3, 2011
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$38	$4,907	$-	$55	$-	$5,000
Accounts receivable, net	-	85,851	-	7,639	-	93,490
Inventories	-	108,942	-	1,702	-	110,644
Other current assets	6,017	11,364	-	34	-	17,415
Total current assets	6,055	211,064	-	9,430	-	226,549

Property, plant and equipment, net	-	341,211	-	17	-	341,228
Investment in subsidiaries	159,989	15,738	-	-	(175,727)	-
Other assets	12	65,101	-	133	-	65,246
Total assets	$166,056	$633,114	$-	$9,580	$(175,727)	$633,023

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$1,203	$-	$-	$-	$1,203
Accounts payable	-	48,531	-	78	-	48,609
Due to (from) parent and affiliated companies	315,089	(306,588)	-	(8,501)	-	-
Other accrued liabilities	-	49,749	-	2,158	-	51,907
Total current liabilities	315,089	(207,105)	-	(6,265)	-	101,719

Long-term debt	-	550,696	-	-	-	550,696
Other long-term liabilities	-	129,534	-	107	-	129,641
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	(149,033)	159,989	-	15,738	(175,727)	(149,033)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$166,056	$633,114	$-	$9,580	$(175,727)	$633,023

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 3, 2011
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$431,465	$-	$25,966	$(22,830)	$434,601
Cost of sales	-	344,923	-	23,348	(22,947)	345,324

Gross profit	-	86,542	-	2,618	117	89,277
Selling, general and administrative expenses	-	64,172	-	949	-	65,121
Litigation settlement	-	3,122	-	-	-	3,122

Operating income	-	19,248	-	1,669	117	21,034
Interest expense	6,797	31,995	-	-	(6,959)	31,833
Interest income	-	(6,871)	-	(162)	6,959	(74)
Loss (income) in equity investments	1,681	(2,466)	-	-	785	-
Other income	-	(1,833)	-	(542)	(73)	(2,448)

(Loss) income before income taxes	(8,478)	(1,577)	-	2,373	(595)	(8,277)
Provision for income taxes	-	104	-	97	-	201

Net (loss) income	$(8,478)	$(1,681)	$-	$2,276	$(595)	$(8,478)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 4, 2010
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$429,688	$-	$23,491	$(22,387)	$430,792
Cost of sales	-	353,385	-	22,957	(22,692)	353,650

Gross profit	-	76,303	-	534	305	77,142
Selling, general and administrative expenses	-	69,212	-	919	-	70,131
Environmental expense insurance recovery	-	(8,181)	-	-	-	(8,181)

Operating income (loss)	-	15,272	-	(385)	305	15,192
Interest expense	6,646	33,968	-	-	(6,946)	33,668
Debt extinguishment expense, net	-	5,532	-	-	-	5,532
Interest income	-	(6,691)	-	(300)	6,946	(45)
Loss (income) in equity investments	15,777	(2,953)	-	-	(12,824)	-
Other loss	-	1,253	-	93	14	1,360

Loss from continuing operations before income taxes	(22,423)	(15,837)	-	(178)	13,115	(25,323)
Provision (benefit) for income taxes	-	44	-	(90)	-	(46)

Loss from continuing operations	(22,423)	(15,881)	-	(88)	13,115	(25,277)
Income from discontinued operations, net of income taxes	-	104	2,750	-	-	2,854

Net (loss) income	$(22,423)	$(15,777)	$2,750	$(88)	$13,115	$(22,423)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 3, 2011
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$215,575	$-	$12,262	$(11,251)	$216,586
Cost of sales	-	174,293	-	10,964	(11,097)	174,160

Gross profit	-	41,282	-	1,298	(154)	42,426
Selling, general and administrative expenses	-	31,308	-	464	-	31,772
Litigation settlement	-	(82)	-	-	-	(82)

Operating income	-	10,056	-	834	(154)	10,736
Interest expense	3,421	15,769	-	-	(3,507)	15,683
Interest income	-	(3,458)	-	(86)	3,507	(37)
Income in equity investments	(140)	(1,045)	-	-	1,185	-
Other income	-	(1,402)	-	(101)	28	(1,475)

(Loss) income before income taxes	(3,281)	192	-	1,021	(1,367)	(3,435)
Provision (benefit) for income taxes	-	52	-	(206)	-	(154)

Net (loss) income	$(3,281)	$140	$-	$1,227	$(1,367)	$(3,281)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 4, 2010
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$219,672	$-	$12,151	$(11,039)	$220,784
Cost of sales	-	182,972	-	11,624	(11,231)	183,365

Gross profit	-	36,700	-	527	192	37,419
Selling, general and administrative expenses	-	34,839	-	479	-	35,318

Operating income	-	1,861	-	48	192	2,101
Interest expense	3,347	16,796	-	-	(3,397)	16,746
Interest income	-	(3,382)	-	(50)	3,397	(35)
Loss (income) in equity investments	11,629	(1,028)	-	-	(10,601)	-
Other loss	-	1,105	-	614	(96)	1,623

Loss from continuing operations before income taxes	(14,976)	(11,630)	-	(516)	10,889	(16,233)
Provision for income taxes	-	14	-	31	-	45

Loss from continuing operations	(14,976)	(11,644)	-	(547)	10,889	(16,278)
Income from discontinued operations, net of income taxes	-	15	1,287	-	-	1,302

Net (loss) income	$(14,976)	$(11,629)	$1,287	$(547)	$10,889	$(14,976)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 3, 2011
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(8,478)	$(1,681)	$-	$2,276	$(595)	$(8,478)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	-	24,114	-	2	-	24,116
Other	-	2,319	-	(542)	-	1,777
Change in assets and liabilities, net	17,536	(12,710)	101	258	595	5,780
Net cash provided by operating activities	9,058	12,042	101	1,994	-	23,195
Cash flows from investing activities:
Insurance proceeds from involuntary conversion of equipment	-	1,374	-	-	-	1,374
Additions to property, plant and equipment	-	(9,390)	-	(14)	-	(9,404)

Net cash used by investing activities	-	(8,016)	-	(14)	-	(8,030)
Cash flows from financing activities:
Payments of senior subordinated notes payable	-	(17,491)	-	-	-	(17,491)
Payments relating to capital lease obligations	-	(28)	-	-	-	(28)
Proceeds from new revolving line of credit	-	130,300	-	-	-	130,300
Payments of new revolving line of credit	-	(119,600)	-	-	-	(119,600)
Payments of State of Ohio loan	-	(601)	-	-	-	(601)
Due to parent and affiliated companies, net	(3,053)	5,452	(101)	(2,298)	-	-
Proceeds from issuance of redeemable common stock	1,382	-	-	-	-	1,382
Payments to redeem common stock	(7,349)	-	-	-	-	(7,349)
Decrease in cash overdraft	-	(564)	-	-	-	(564)

Net cash used by financing activities	(9,020)	(2,532)	(101)	(2,298)	-	(13,951)

Effect of foreign exchange rate changes on cash and cash equivalents	-	14	-	-	-	14
Change in cash and cash equivalents	38	1,508	-	(318)	-	1,228
Cash and cash equivalents at beginning of period	-	3,399	-	373	-	3,772
Cash and cash equivalents at end of period	$38	$4,907	$-	$55	$-	$5,000

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 4, 2010
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(22,423)	$(15,777)	$2,750	$(88)	$13,115	$(22,423)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	-	24,711	1,726	3	-	26,440
Other	-	2,881	-	14	-	2,895
Change in assets and liabilities, net	50,565	(70,058)	(2,834)	(420)	(13,115)	(35,862)
Net cash provided (used) by operating activities	28,142	(58,243)	1,642	(491)	-	(28,950)
Cash flows from investing activities:
Proceeds from sale of equipment	-	57	-	-	-	57
Additions to property, plant and equipment	-	(6,234)	(565)	-	-	(6,799)

Net cash used by investing activities	-	(6,177)	(565)	-	-	(6,742)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(211,225)	-	-	-	(211,225)
Proceeds from senior secured first lien notes payable	-	299,007	-	-	-	299,007
Debt acquisition costs	-	(10,807)	-	-	-	(10,807)
Payments relating to capital lease obligations	-	(389)	-	-	-	(389)
Proceeds from old revolving line of credit	-	21,350	-	-	-	21,350
Payments of old revolving line of credit	-	(109,575)	-	-	-	(109,575)
Proceeds from new revolving line of credit	-	154,793	-	-	-	154,793
Payments of new revolving line of credit	-	(99,350)	-	-	-	(99,350)
Payments of State of Ohio loans	-	(570)	-	-	-	(570)
Payments of secured financing	-	(1,494)	-	-	-	(1,494)
Due to parent and affiliated companies, net	(22,330)	22,668	(1,078)	740	-	-
Proceeds from issuance of redeemable common stock	1,924	-	-	-	-	1,924
Payments to redeem common stock	(7,736)	-	-	-	-	(7,736)
Decrease in cash overdraft	-	(6,274)	-	-	-	(6,274)
Net cash (used) provided by financing activities	(28,142)	58,134	(1,078)	740	-	29,654

Effect of foreign exchange rate changes on cash and cash equivalents	-	(6)	-	-	-	(6)
Change in cash and cash equivalents	-	(6,292)	(1)	249	-	(6,044)
Cash and cash equivalents at beginning of period	-	9,161	1	801	-	9,963
Cash and cash equivalents at end of period	$-	$2,869	$-	$1,050	$-	$3,919

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

Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of PDC and Appleton for the quarter ended July 3, 2011. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes. Reference should also be made to the Annual Report on Form 10-K for the year ended January 1, 2011, the consolidated financial statements and related notes included therein.

Appleton's business and results of operations are impacted by various factors, including raw materials pricing and availability. As discussed below, raw material prices continued to negatively impact the business. In response to escalating raw material costs, Appleton has been able to initiate and sustain price increases in order to manage its margins. The Company continues to be proactive and disciplined as it implements manufacturing efficiencies and cost saving measures to help balance the negative impact of increasing input costs on the business. Appleton's business and financial results may continue to be adversely affected by increasing raw material prices as well as the possibility of not being able to sustain price increases out in the market place to keep pace with these rising input costs.

Financial Highlights

Second quarter 2011 net sales of $216.6 million decreased 1.9% compared to net sales of $220.8 million for second quarter 2010. Within the paper business, favorable pricing partially offset the negative financial impact of a 10% volume shortfall when compared to second quarter 2010. Second quarter 2011 Encapsys® net sales of $14.0 million were $2.1 million higher than second quarter 2010 net sales. Encapsys second quarter 2011 volumes were approximately 23% higher than second quarter 2010.

A loss from continuing operations of $3.3 million was recorded during second quarter 2011 compared to a $16.3 million loss from continuing operations recorded in second quarter 2010. The current quarter loss includes $3.5 million of spending associated with the annual maintenance shutdown at the Roaring Spring, Pennsylvania paper mill. This compares to $2.7 million spent during the second quarter 2010 shutdown. Current year operating income continues to be negatively impacted by escalating raw material prices though offset by strong product pricing and cost reduction efforts throughout the organization.

During June 2011, in accordance with the terms of its 8.125% senior notes payable, Appleton repaid in full the remaining note balance of $17.5 million. In addition, $27.4 million of semi-annual interest due on its outstanding bond indebtedness was paid.

Comparison of Unaudited Results of Operations for the Quarters Ended July 3, 2011 and July 4, 2010

	For the Quarter Ended
	July 3,	July 4,	Increase
	2011	2010	(Decrease)
	(dollars in millions)

Net sales	$216.6	$220.8	-1.9%
Cost of sales	174.2	183.4	-5.0%

Gross profit	42.4	37.4	13.4%

Selling, general and administrative expenses	31.8	35.3	-9.9%
Litigation settlement	(0.1)	-	nm

Operating income	10.7	2.1	409.5%

Interest expense, net	15.6	16.7	-6.6%
Other non-operating (income) expense, net	(1.5)	1.7	188.2%

Loss from continuing operations before income taxes	(3.4)	(16.3)	79.1%
Benefit for income taxes	(0.1)	-	nm

Loss from continuing operations	(3.3)	(16.3)	79.8%
Income from discontinued operations, net of income taxes	-	1.3	-100.0%
Net loss	$(3.3)	$(15.0)	78.0%
Comparison as a percentage of net sales
Cost of sales	80.4%	83.1%	-2.7%
Gross margin	19.6%	16.9%	2.7%
Selling, general and administrative expenses	14.7%	16.0%	-1.3%
Operating margin	4.9%	0.9%	4.0%
Loss from continuing operations before income taxes	-1.6%	-7.4%	5.8%
Loss from continuing operations	-1.5%	-7.4%	5.9%
Income from discontinued operations, net of income taxes	-	0.6%	-0.6%
Net loss	-1.5%	-6.8%	5.3%

Net sales for second quarter 2011 were $216.6 million, a decrease of $4.2 million, or 1.9%, compared to the prior year period. When compared to the prior year quarter, shipment volumes within the paper business were approximately 10% lower. This was partially offset by favorable product pricing and an increase in Encapsys shipment volumes of approximately 23%.

Second quarter 2011 operating income of $10.7 million increased $8.6 million over second quarter 2010 operating income of $2.1 million. In comparison to last year, second quarter 2011 gross profit of $42.4 million was 13.4% higher. Second quarter 2011 gross margin increased by 2.7 percentage points over the prior year period. Appleton’s paper business was positively impacted by improved price and mix of $14.1 million as well as reduced costs of $2.2 million. This was partially offset by the increased cost of raw materials and utilities of $6.5 million and a $2.6 million reduction of operating income due to lower shipment volumes. Quarter-on-quarter, Encapsys contributed a $1.6 million increase to operating income. Second quarter 2011 selling, general and administrative expenses (“SG&A”) were $3.5 million lower than the same period of 2010 primarily the result of reduced distribution costs associated with lower shipment volumes, lower compensation expense, a reduction in health care costs and lower depreciation expense.

The second quarter 2011 loss from continuing operations of $3.3 million compares to a loss from continuing operations of $16.3 million recorded in second quarter 2010. In addition to the items noted above, second quarter 2011 net interest expense was $1.1 million lower than the same quarter last year due to lower interest expense incurred on lower outstanding revolver balances as well as the fourth quarter 2010 repayment in full of the secured term note payable. For the three months ended July 3, 2011, a $1.4 million gain was recorded as a result of the involuntary conversion of equipment associated with the West Carrollton mill coal silo collapse. Also during second quarter 2011, the Company recorded a foreign currency exchange gain of $0.1 million compared to a $1.6 million foreign currency exchange loss recorded during second quarter 2010. The Company reported a net loss of $3.3 million for the second quarter of 2011 compared to a net loss of $15.0 million reported for second quarter 2010, which included income from discontinued operations of $1.3 million.

Comparison of Unaudited Results of Operations for the Six Months Ended July 3, 2011 and July 4, 2010

	For the Six Months Ended
	July 3,	July 4,	Increase
	2011	2010	(Decrease)
	(dollars in millions)

Net sales	$434.6	$430.8	0.9%
Cost of sales	345.3	353.7	-2.4%

Gross profit	89.3	77.1	15.8%

Selling, general and administrative expenses	65.2	70.1	-7.0%
Environmental expense insurance recovery	-	(8.2)	-100.0%
Litigation settlement	3.1	-	nm

Operating income	21.0	15.2	38.2%

Interest expense, net	31.7	33.6	-5.7%
Debt extinguishment expense, net	-	5.5	-100.0%
Other non-operating (income) expense, net	(2.4)	1.4	271.4%

Loss from continuing operations before income taxes	(8.3)	(25.3)	67.2%
Provision for income taxes	0.2	-	nm

Loss from continuing operations	(8.5)	(25.3)	66.4%
Income from discontinued operations, net of income taxes	-	2.9	-100.0%
Net loss	$(8.5)	$(22.4)	62.1%
Comparison as a percentage of net sales
Cost of sales	79.5%	82.1%	-2.6%
Gross margin	20.5%	17.9%	2.6%
Selling, general and administrative expenses	15.0%	16.3%	-1.3%
Operating margin	4.8%	3.5%	1.3%
Loss from continuing operations before income taxes	-1.9%	-5.9%	4.0%
Loss from continuing operations	-1.9%	-5.9%	4.0%
Income from discontinued operations, net of income taxes	-	0.7%	-0.7%
Net loss	-1.9%	-5.2%	3.3%

Net sales for the first six months of 2011 were $434.6 million, an increase of $3.8 million, or 0.9%, compared to the first six months of 2010. This increase was largely due to the continued growth of the Encapsys business as well as favorable pricing offsetting lower shipment volumes within the paper business.

Operating income for the first six months of 2011 increased $5.8 million, or 38.2%, to $21.0 million. First half 2011 operating income includes a $3.1 million charge for a litigation settlement while first half 2010 operating income included environmental expense insurance recovery of $8.2 million. In comparison to last year, first half 2011 gross profit of $89.3 million was 15.8% higher. Gross margin for the first six months of 2011 increased by 2.6 percentage points over the prior year period. Appleton’s paper business was positively impacted by improved price and mix of $27.7 million as well as reduced costs of $3.8 million. This was partially offset by increased cost of raw materials and utilities of $13.7 million and a $4.6 million reduction of operating income due to lower shipment volumes. Year-on-year, Encapsys contributed a $4.0 million increase to operating income. First half 2011 SG&A spending was $4.9 million lower than during the same period of 2010 as a result of the same reasons discussed above.

The Company reported a net loss of $8.5 million for the first six months of 2011 compared to a net loss of $22.4 million reported last year, which included income from discontinued operations of $2.9 million.

Business Segment Discussion

Second quarter 2011 net sales within the Company’s paper business were $208.4 million or $6.7 million lower than second quarter 2010 net sales. First half 2011 net sales within the Company’s paper business were $416.6 million or $3.4 million lower than the same period last year. Second quarter 2011 operating income of $10.1 million was $7.2 million higher than second quarter 2010 operating income. First half 2011 operating income of $22.2 million was $13.2 million higher than the same period last year. The year-on-year operating income variance was the result of the following (dollars in millions):

	For the Three	For the Six
	Months Ended	Months Ended
	July 3, 2011 v.	July 3, 2011 v.
	the Three Months	the Six Months
	Ended July 4, 2010	Ended July 4, 2010

Favorable price and mix	$ 14.1	$ 27.7
Reduced costs	2.2	3.8
Net inflation of raw material and utilities pricing	(6.5)	(13.7)
Lower shipment volumes	(2.6)	(4.6)
	$ 7.2	$ 13.2

Carbonless Papers

•
Second quarter 2011 carbonless papers net sales totaled $116.7 million, a decrease of $11.3 million, or 8.8%, from prior year levels. Shipment volumes during second quarter 2011 were approximately 14% lower than the same period last year. The majority of this decline in shipment volumes occurred within the carbonless roll market across all market channels. The negative impact of lower shipment volumes was partially offset by the benefits realized from price increases initiated since 2010 in response to rapidly rising raw material costs. During the first six months of 2011, carbonless net sales totaled $236.0 million, a decrease of $16.6 million, or 6.6%, from prior year levels. On a year-to-date basis, 2011 carbonless shipment volumes are approximately 12% lower than last year.

•
Second quarter 2011 carbonless papers operating income of $5.5 million increased $0.6 million compared to second quarter 2010. During the first six months of 2011, operating income of $15.0 million increased $1.9 million compared to the same 2010 period. As mentioned above, operating income for the first six months of 2011 was favorably impacted by the benefit of price increases initiated in response to the ongoing negative impact of rapidly rising raw material costs. Also, second quarter operating income includes $3.5 million of spending associated with the annual maintenance shutdown at the Roaring Spring, Pennsylvania paper mill. This compares to $2.7 million spent during the second quarter 2010 shutdown.

Thermal Papers

•
Second quarter 2011 thermal papers net sales totaled $91.7 million, an increase of $4.6 million, or 5.3%, over the same prior year period. First half 2011 thermal papers net sales totaled $180.7 million, an increase of $13.3 million, or 7.9%, when compared to last year. During 2011, to improve profitability, Appleton has been managing volumes and price of the point of sale receipt paper (“POS”) portion of the thermal business rather than selling higher shipment volumes at lower margins. Second quarter 2011 shipment volumes, as well as first half 2011 shipment volumes of POS, were approximately 13% and 8% lower than the year before, respectively. Quarter-on-quarter, shipment volumes of tag, label and entertainment (“TLE”) were approximately 10% higher. On a year-to-date basis, TLE shipment volumes were 9% higher. The thermal papers segment also benefited from favorable pricing realized in response to escalating raw material costs.

•
The thermal papers segment recorded operating income of $4.7 million for second quarter 2011. This compared to a second quarter 2010 operating loss of $2.0 million. The thermal papers segment recorded operating income of $7.2 million for the first half of 2011 compared to an operating loss of $4.1 million for the first six months of 2010. Though 2011 operating income includes higher raw materials and utility costs, the increase in net sales and improved product mix offset the negative impact of these items.

Encapsys

•
Encapsys second quarter 2011 net sales of $14.0 million were $2.1 million, or 17.9%, higher than second quarter 2010. Second quarter 2011 volumes were approximately 23% higher than the prior year quarter. During the first half of 2011, Encapsys net sales totaled $29.5 million which was $6.1 million, or 26.3%, higher than the same period of 2010. First half 2011 volumes were approximately 30% higher than the same period last year.

•
As a result of higher shipment volumes, improved manufacturing performance and lower SG&A expenses, Encapsys second quarter 2011 operating income was $3.2 million compared to $1.6 million during second quarter 2010. Year-to-date 2011 operating income was $7.2 million compared to $3.1 million for the first six months of 2010.

Unallocated Corporate Charges

•
Unallocated corporate charges and business development costs increased $0.4 million in second quarter 2011 compared to second quarter 2010. Year-to-date 2011 expense was $11.8 million higher than 2010 due to the recording of a $3.1 million litigation settlement during first half 2011 and an $8.2 million Fox River insurance recovery during first half 2010.

Liquidity and Capital Resources

Overview. Appleton’s primary sources of liquidity and capital resources are cash provided by operations and available borrowings under its revolving credit facility. Appleton expects that cash on hand, internally-generated cash flow and available credit from its revolving credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At July 3, 2011, Appleton had $5.0 million of cash and $35.8 million of unused borrowing capacity under its revolving credit facility. Net debt decreased to $546.9 million compared to $555.1 million at year-end 2010.

During June 2011, in accordance with the terms of its 8.125% senior notes payable, Appleton repaid in full the remaining note balance of $17.5 million. In addition, $27.4 million of semi-annual interest due on its outstanding bond indebtedness was paid. During the current quarter, Appleton made contributions to its pension plan totaling $6.3 million, for a total of $11.6 million thus far during 2011.

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

Cash Flows from Operating Activities. Net cash of $23.2 million was provided by operating activities during the first six months of 2011. This was a $52.1 million increase in operating cash when compared to net cash used by operating activities during the first six months of 2010. The net loss of $8.5 million, adjusted for non-cash charges, provided $17.4 million in operating cash for the period. Non-cash charges included $24.1 million of depreciation and amortization, $1.5 million of non-cash employer matching contributions to the KSOP and $2.8 million of other non-cash charges. These non-cash charges were decreased by a $1.4 million gain from involuntary conversion of equipment and $1.1 million of foreign exchange gain and environmental insurance recovery accretion. Cash was also provided during the quarter from a $13.4 million decrease in working capital and $1.0 million of other cash provided. A decrease in the pension liability, which includes $11.6 million of pension plan contributions, resulted in an $8.6 million net use of cash.

The primary component of the $13.4 million decrease in working capital was a $14.1 million decrease in other current assets, largely the result of receiving $10.3 million of cash proceeds to settle the West Carrollton silo collapse insurance claim. During this same time period, an additional $2.1 million of insurance receivable was recorded for this claim. Also during the first six months of this year, the Company received $6.2 million related to the Fox River insurance recovery. Other working capital changes in accounts receivable, inventories and accounts payable and other accrued liabilities were immaterial and netted a $0.7 use of cash.

Cash Flows from Investing Activities. During the first six months of 2011, $8.0 million of cash was used for investing activities, of which, $9.4 million was used for the acquisition of property, plant and equipment. This compares to $6.7 million used during the first half of 2010, $6.8 million of which was used for the acquisition of property, plant and equipment. Of the $9.4 million spent during first half 2011 for the acquisition of property, plant and equipment, $2.3 million related to equipment replacement resulting from the July 2010 coal silo collapse at the West Carrollton, Ohio paper mill. Insurance proceeds of $1.4 million were received during the first six months of 2011 to compensate the Company’s losses. As of the end of June 2011, this insurance claim has been settled and the proceeds received.

Cash Flows from Financing Activities. Net cash used for financing activities in 2011 was $14.0 million compared to $29.6 million of cash provided during the prior year. During June 2011, in accordance with the terms of its 8.125% senior notes payable, Appleton repaid in full the remaining note balance of $17.5 million. Appleton also made mandatory debt repayments of $0.6 million, plus interest, on its State of Ohio loans. During 2011, Appleton has borrowed an additional $10.7 million on its revolving credit facility and, as of July 3, 2011, the unpaid balance on the revolving credit facility was $40.0 million.

First half 2011 proceeds from the issuance of PDC redeemable common stock totaled $1.4 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during the first six months of 2011. Payments to redeem PDC common stock were $7.4 million during this same period of 2011.

Cash overdrafts decreased $0.6 million during the first half of 2011. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

New Accounting Pronouncements

    In June 2011, the Financial Accounting Statements Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, "Presentation of Comprehensive Income." It provides updated guidance related to the presentation of other comprehensive income, offering two alternatives for presentation, including (a) a single continuous statement of comprehensive income or (b) two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company expects that adoption will not have a significant impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," which amends ASC 820. This updated guidance relates to fair value measurements and disclosures, including (a) the application of the highest and best use valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity and (c) quantitative information required for fair value measurements categorized within Level 3. Additionally, disclosure requirements have been expanded to include additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the effects, if any, the adoption of this guidance will have on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” requiring new disclosures of significant transfers in and out of Levels 1 and 2 fair value measurements, the reasons for the transfers, and separate reporting of purchases, sales, issuances and settlements in the roll forward of Level 3 fair value measurement activity. The new ASU also clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and disclosures should also be provided about valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements. The disclosures are required for either Level 2 or Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 (including interim periods within those fiscal years). During first quarter 2010, the Company adopted the portion of ASU No. 2010-06 relating to Level 2 fair value measurements. During first quarter 2011, the Company adopted the portion of ASU No. 2010-06 relating to Level 3 fair value measurements. The disclosures required by adoption are included in Note 15 of Notes to Condensed Consolidated Financial Statements. Current year adoption had no impact on its financial statements.

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

A German manufacturer filed an appeal of the ITC determination to the U.S. Court of International Trade (“CIT”), and the appeal was decided in favor of Appleton in November 2009. In December 2009, the German manufacturer filed a further appeal of the matter to the U.S. Court of Appeals for the Federal Circuit (“CAFC”). In January 2011, a three-judge panel of the CAFC vacated the decision of the CIT and remanded the matter for further consideration by the ITC. In April 2011, the General Counsel’s office of the ITC filed a request for the full CAFC to review the panel decision, which was denied. The ITC is expected to file its remand results by September 30, 2011.

In addition, Appleton and the German manufacturer each filed a request for administrative review with the Department, seeking to modify the amount of the duties based on the market practices during the first 12-month period following implementation of the final duties, as well as the second 12-month period following implementation of the final duties. In April 2011, the Department issued a final determination in the administrative review of the first 12-month period following the final duties, resulting in a dumping margin of 3.77 percent for imports from the German manufacturer for the period from November 2008 to October 2009. The German manufacturer has appealed the determination to the CIT. Upon final resolution of the appeals or the second administrative review, certain of the duties could be reduced, increased or eliminated.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seek” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address Appleton’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that Appleton expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended January 1, 2011, as well as in the Quarterly Report on Form 10-Q for the current quarter ended July 3, 2011, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond Appleton’s ability to control or predict. Given these uncertainties, do not place undue reliance on the forward-looking statements. Appleton disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6—Exhibits

4.1
Second Lien Collateral Agreement, dated as of September 30, 2009, among Appleton Papers Inc., Paperweight Development Corp. and each other Grantor identified therein in favor of U.S. Bank National Association, as Collateral Agent.

10.1	Fox River AWA Environmental Indemnity Agreement by and among Arjo Wiggins Appleton p.l.c., Appleton Papers Inc., Paperweight Development Corp. and New Appleton LLC, dated as of November 9, 2001.

10.2
Amended and Restated Relationship Agreement by and among Arjo Wiggins Appleton Ltd. (f/k/a Arjo Wiggins Appleton p.l.c.), Arjo Wiggins (Bermuda) Holdings Limited, Paperweight Development Corp., PDC Capital Corporation and Arjo Wiggins Appleton (Bermuda) Limited, dated as of June 11, 2004.

10.3
Second Amendment to Credit Agreement dated as of June 5, 2007, dated as of September 30, 2009, among Appleton Papers Inc., as the U.S. Borrower, Paperweight Development Corp. as Holdings, certain subsidiaries of Holdings, as Guarantors, Bank of America, N.A. as Administrative Agent, swing line lender and L/C issuer, and Lenders as identified on the signature pages thereof.

10.4	Collateral Agreement made by Appleton Papers Canada Ltd. in favor of U.S. Bank National Association, as collateral agent, dated as of February 8, 2010.

10.5
Credit Agreement, dated as of February 8, 2010, among Appleton Papers Inc., as borrower, Paperweight Development Corp., as holdings, Fifth Third Bank, as administrative agent, swing line lender and an L/C issuer, the other lenders party thereto and Fifth Third Bank, as sole lead arranger and sole book manager.

10.6
Guarantee and Collateral Agreement made by Paperweight Development Corp., Appleton Papers Inc. and certain of its  subsidiaries, in favor of Fifth Third Bank, as administrative agent, dated as of February 8, 2010.

10.7	Guarantee and Collateral Agreement made by Appleton Papers Canada Ltd. in favor of Fifth Third Bank, as administrative agent, dated as of February 8, 2010.

10.8	Stock Purchase Agreement between Appleton Papers Inc. and NEX Performance Films Inc. dated as of July 2, 2010. Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K/A filed August 9, 2010 (exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.)

31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

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

APPLETON PAPERS INC. (Registrant)

Date: August 11, 2011	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: August 11, 2011	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)