Form 10-Q/A
period 2011-07-03
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2011-08-16
CIK 1144326, 1166365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 3, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K.  No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

Item 6—Exhibits

4.1
Second Lien Collateral Agreement, dated as of September 30, 2009, among Appleton Papers Inc., Paperweight Development Corp. and each other Grantor identified therein in favor of U.S. Bank National Association, as Collateral Agent.*

10.1	Fox River AWA Environmental Indemnity Agreement by and among Arjo Wiggins Appleton p.l.c., Appleton Papers Inc., Paperweight Development Corp. and New Appleton LLC, dated as of November 9, 2001.*

10.2
Amended and Restated Relationship Agreement by and among Arjo Wiggins Appleton Ltd. (f/k/a Arjo Wiggins Appleton p.l.c.), Arjo Wiggins (Bermuda) Holdings Limited, Paperweight Development Corp., PDC Capital Corporation and Arjo Wiggins Appleton (Bermuda) Limited, dated as of June 11, 2004.*

10.3
Second Amendment to Credit Agreement dated as of June 5, 2007, dated as of September 30, 2009, among Appleton Papers Inc., as the U.S. Borrower, Paperweight Development Corp. as Holdings, certain subsidiaries of Holdings, as Guarantors, Bank of America, N.A. as Administrative Agent, swing line lender and L/C issuer, and Lenders as identified on the signature pages thereof.*

10.4	Collateral Agreement made by Appleton Papers Canada Ltd. in favor of U.S. Bank National Association, as collateral agent, dated as of February 8, 2010.*

10.5
Credit Agreement, dated as of February 8, 2010, among Appleton Papers Inc., as borrower, Paperweight Development Corp., as holdings, Fifth Third Bank, as administrative agent, swing line lender and an L/C issuer, the other lenders party thereto and Fifth Third Bank, as sole lead arranger and sole book manager.*

10.6
Guarantee and Collateral Agreement made by Paperweight Development Corp., Appleton Papers Inc. and certain of its  subsidiaries, in favor of Fifth Third Bank, as administrative agent, dated as of February 8, 2010.*

10.7	Guarantee and Collateral Agreement made by Appleton Papers Canada Ltd. in favor of Fifth Third Bank, as administrative agent, dated as of February 8, 2010.*

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

31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.*

31.2
Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.*

31.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.*

31.4
Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.*

32.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.*

32.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.*

32.4	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.*

101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Extension Schema**
101.cal	XBRL Taxonomy Extension Calculation Linkbase**
101.def	XBRL Taxonomy Extension Definition Linkbase**
101.lab	XBRL Taxonomy Extension Label Linkbase**
101.pre	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed with Q
**	Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC. (Registrant)

Date: August 16, 2011	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: August 16, 2011	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)