Form 10-Q
period 2011-10-19
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2011-11-10
CIK 1144326, 1166365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 2, 2011

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
Large Accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of November 1, 2011, 9,353,853 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of November 1, 2011, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Documents incorporated by reference: None.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)
	October 2, 2011	January 1, 2011
ASSETS
Current assets
Cash and cash equivalents	$11,691	$3,772
Accounts receivable, less allowance for doubtful accounts of $1,012 and $1,435, respectively	95,021	93,374
Inventories	110,908	110,032
Other current assets	25,466	41,992
Total current assets	243,086	249,170

Property, plant and equipment, net of accumulated depreciation of $502,587 and $470,676, respectively	331,457	354,601
Intangible assets, net	46,700	48,449
Other assets	17,060	24,779

Total assets	$638,303	$676,999

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$1,203	$18,694
Accounts payable	54,008	48,651
Accrued interest	16,294	3,094
Other accrued liabilities	59,785	62,988
Total current liabilities	131,290	133,427

Long-term debt	510,644	540,131
Postretirement benefits other than pension	44,562	45,133
Accrued pension	71,396	88,583
Other long-term liabilities	6,773	5,716
Commitments and contingencies (Note 13)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 9,357,864 and 9,713,212, respectively	101,062	110,045
Accumulated deficit	(139,948)	(153,765)
Accumulated other comprehensive loss	(87,476)	(92,271)
Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$638,303	$676,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three Months Ended October 2, 2011	Three Months Ended October 3, 2010	Nine Months Ended October 2, 2011	Nine Months Ended October 3, 2010

Net sales	$217,104	$214,870	$651,705	$645,662

Cost of sales	173,161	167,111	518,485	520,761

Gross profit	43,943	47,759	133,220	124,901

Selling, general and administrative expenses	32,744	34,644	97,865	104,775
Environmental expense insurance recovery	-	-	-	(8,181)
Litigation settlement, net (Note 13)	-	-	3,122	-

Operating income	11,199	13,115	32,233	28,307

Other expense (income)
Interest expense	15,112	16,302	46,945	49,970
Debt extinguishment expense, net	-	-	-	5,532
Interest income	(47)	(30)	(121)	(75)
Recovery from litigation, net (Note 13)	(23,229)	-	(23,229)	-
Foreign exchange loss (gain)	1,352	(1,028)	278	332
Other income	(175)	-	(1,549)	-

Income (loss) before income taxes	18,186	(2,129)	9,909	(27,452)

Provision for income taxes	160	136	361	90

Income (loss) from continuing operations	18,026	(2,265)	9,548	(27,542)

Discontinued operations
Income from discontinued operations, net of income taxes	-	814	-	3,668

Net income (loss)	$18,026	$(1,451)	$9,548	$(23,874)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands)
	October 2, 2011	October 3, 2010
Cash flows from operating activities:
Net income (loss)	$9,548	$(23,874)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	34,669	36,754
Amortization of intangible assets	1,749	2,325
Amortization of financing fees	2,755	3,023
Amortization of bond discount	713	523
Employer 401(k) non-cash matching contributions	2,013	2,422
Foreign exchange loss	291	314
Gain on sale of Films	-	(2,560)
Net gain from involuntary conversion of equipment	(1,374)	(638)
Loss on disposals of equipment	205	229
Accretion of capital lease obligation	6	31
Loss on debt extinguishment	-	5,532
Environmental expense insurance recovery (including accretion)	(109)	(8,248)
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(1,854)	(19,762)
Inventories	(835)	(5,607)
Other current assets	13,373	(5,662)
Accounts payable and other accrued liabilities	22,989	7,907
Accrued pension	(13,482)	(9,511)
Other, net	(487)	(5,770)
Net cash provided (used) by operating activities	70,170	(22,572)

Cash flows from investing activities:
Proceeds from sale of equipment	-	81
Proceeds from sale of Films	2,000	56,000
Insurance proceeds from involuntary conversion of equipment	1,374	1,029
Additions to property, plant and equipment	(10,591)	(11,511)
Net cash (used) provided by investing activities	(7,217)	45,599

Cash flows from financing activities:
Payments of senior secured notes payable	-	(211,225)
Payments of senior subordinated notes payable	(17,491)	-
Proceeds from senior secured first lien notes payable	-	299,007
Debt acquisition costs	-	(10,803)
Payments relating to capital lease obligations	(36)	(588)
Proceeds from old revolving line of credit	-	21,350
Payments of old revolving line of credit	-	(109,575)
Proceeds from new revolving line of credit	179,350	229,193
Payments of new revolving line of credit	(208,650)	(229,193)
Payments of State of Ohio loan	(900)	(857)
Payments of secured financing	-	(2,173)
Proceeds from issuance of redeemable common stock	1,382	1,924
Payments to redeem common stock	(7,388)	(7,740)
Decrease in cash overdraft	(1,288)	(2,457)
Net cash used by financing activities	(55,021)	(23,137)

Effect of foreign exchange rate changes on cash and cash equivalents	(13)	18
Change in cash and cash equivalents	7,919	(92)
Cash and cash equivalents at beginning of period	3,772	9,963
Cash and cash equivalents at end of period	$11,691	$9,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE LOSS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)

Balance, January 1, 2011	9,713,212	$110,045	$(153,765)	$(92,271)

Comprehensive income:
Net income	-	-	9,548	-	$9,548
Changes in retiree plans	-	-	-	2,106	2,106
Realized and unrealized gain on derivatives	-	-	-	2,689	2,689
Total comprehensive income					$14,343
Issuance of redeemable common stock	208,340	2,674		-
Redemption of redeemable common stock	(563,688)	(7,388)	-	-
Accretion of redeemable common stock	-	(4,269)	4,269	-

Balance, October 2, 2011	9,357,864	$101,062	$(139,948)	$(87,476)

Balance, January 2, 2010	10,097,099	$122,087	$(129,093)	$(99,717)

Comprehensive loss:
Net loss	-	-	(23,874)	-	$(23,874)
Changes in retiree plans	-	-	-	894	894
Realized and unrealized loss on derivatives	-	-	-	(815)	(815)
Total comprehensive loss					$(23,795)
Issuance of redeemable common stock	292,094	3,514
Redemption of redeemable common stock	(604,768)	(7,740)	-	-
Accretion of redeemable common stock	-	(5,237)	5,237	-

Balance, October 3, 2010	9,784,425	$112,624	$(147,730)	$(99,638)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair statement of the results of operations for the three and nine months ended October 2, 2011 and October 3, 2010, the cash flows for the nine months ended October 2, 2011 and October 3, 2010 and financial position at October 2, 2011 and January 1, 2011 have been made. All adjustments made were of a normal recurring nature.

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

The operating results of APC and NEX have been reclassified and are reported as discontinued operations within the Condensed Consolidated Statement of Operations for the three and nine months ended October 3, 2010. During the three and nine months ended October 3, 2010, discontinued operations reported net sales of $4.3 million and $51.6, respectively, and operating income before income taxes of $0.8 million and $3.7 million respectively.

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

Losses associated with property damage and business interruption were covered by insurance subject to a deductible of $1.0 million. During second quarter 2011, the corresponding insurance claim was agreed and settled in full with all proceeds received from the insurer. Appleton incurred approximately $24.1 million in property damage, cost to repair and business interruption. After netting the $1.0 million deductible, and $1.7 million of capital and $0.8 million of expense for safety and efficiency upgrades to the replacement property, the Company recovered $20.3 million from its insurer and is seeking $0.3 million in credits from a vendor.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Expenses associated with property damage and business interruption, totaling $17.1 million, were reported in cost of sales within the Consolidated Statement of Operations for the year ended January 1, 2011. Expenses associated with property damage and business interruption, totaling $0.7 million, have been reported in cost of sales within the Condensed Consolidated Statement of Operations for the nine months ended October 2, 2011. According to the terms of the insurance policy, Appleton recorded a $17.1 million recovery, less a $0.9 million valuation reserve, as a reduction to cost of sales for the year ended January 1, 2011, and a $0.5 million recovery as a reduction to cost of sales for the nine months ended October 2, 2011. Business interruption coverage also included recovery from lost margins related to the accident and therefore, Appleton recorded a gain of $0.6 million in cost of sales within the Consolidated Statement of Operations for the year ended January 1, 2011, as this amount was agreed with the insurer. During the first nine months of 2011, Appleton recorded an additional $0.2 million gain in cost of sales related to lost margins. Appleton also recorded a $0.4 million involuntary conversion loss on fixed assets associated with the property loss in its Consolidated Statement of Operations for the year ended January 1, 2011.

Total capital spending of approximately $5.5 million was incurred for work associated with bringing the damaged boiler back online. At year-end 2010, $1.0 million, net of the $1.0 million deductible, was recorded as a gain on the other (income) loss line within the Consolidated Statement of Operations. For the nine months ended October 2, 2011, Appleton recorded an additional $1.4 million of gain on the other income line within the Condensed Consolidated Statement of Operations, all of which was recorded during the second quarter.

4.        OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.

The Company’s other intangible assets consist of the following (dollars in thousands):

	As of October 2, 2011		As of January 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$23,653	$44,665	$22,079
Patents	10,690	10,690	12,376	12,376
Customer relationships	5,365	2,542	5,365	2,367
Subtotal	60,720	$36,885	62,406	$36,822
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$83,585		$85,271

Of the $83.6 million of acquired intangible assets, $67.5 million was assigned to registered trademarks. Trademarks of $44.6 million related to carbonless paper are being amortized over their estimated useful life of 20 years, while the remaining $22.9 million are considered to have an indefinite life and are not subject to amortization. Customer relationships are being amortized over their estimated useful life of 25 years.

Amortization expense for the three and nine months ended October 2, 2011 was $0.6 million and $1.7 million, respectively. Amortization expense for the three and nine months ended October 3, 2010 was $0.6 million and $1.7 million, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5.        INVENTORIES

Inventories consist of the following (dollars in thousands):
	October 2, 2011	January 1, 2011
Finished goods	$42,550	$44,239
Raw materials, work in process and supplies	68,358	65,793
	$110,908	$110,032

Stores and spare parts inventory balances of $24.4 million and $23.8 million at October 2, 2011 and January 1, 2011, respectively, are valued at average cost and are included in raw materials, work in process and supplies. All other inventories are valued using the first-in, first-out (“FIFO”) method.

6.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	October 2, 2011	January 1, 2011
Land and improvements	$9,207	$8,611
Buildings and improvements	132,465	131,512
Machinery and equipment	652,957	643,300
Software	33,154	32,575
Capital lease	165	165
Construction in progress	6,096	9,114
	834,044	825,277
Accumulated depreciation/amortization	(502,587)	(470,676)
	$331,457	$354,601

Depreciation expense for the three and nine months ended October 2, 2011 and October 3, 2010 consists of the following (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
Depreciation Expense	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Cost of sales	$10,593	$10,499	$31,290	$30,885
Selling, general and administrative expenses	1,126	1,579	3,379	4,742
	$11,719	$12,078	$34,669	$35,627

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7.        OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):

	October 2, 2011	January 1, 2011
Environmental indemnification receivable	$12,263	$20,580
Environmental expense insurance recovery	2,924	5,008
Escrow from sale of Films	-	2,000
Insurance recovery from coal silo accident	-	8,183
Other	10,279	6,221
	$25,466	$41,992

Other noncurrent assets consist of the following (dollars in thousands):

	October 2, 2011	January 1, 2011
Deferred debt issuance costs	$10,999	$13,754
Environmental expense insurance recovery	-	4,045
Other	6,061	6,980
	$17,060	$24,779

8.       OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	October 2, 2011	January 1, 2011
Compensation	$11,394	$8,997
Trade discounts	14,309	16,035
Workers’ compensation	4,302	3,680
Accrued insurance	2,125	2,375
Other accrued taxes	1,706	1,428
Postretirement benefits other than pension	3,758	3,758
Fox River Liabilities	12,263	20,580
Litigation settlement	1,750	-
Other	8,178	6,135
	$59,785	$62,988

9.       NEW ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-09, "Compensation-Retirement Benefits-Multiemployer Plans." The revised standard is intended to address concerns from the users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. The standard requires employers to provide, on an annual basis, additional quantitative and qualitative disclosures. These disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans including: the significant multiemployer plans in which an employer participates, the level of an employer’s participation in the significant multiemployer plans, the financial health of the significant multiemployer plans and the nature of the employer commitments to the plans. ASU 2011-09 is effective for fiscal years ending after December 15, 2011. Since the Company participates in a multiemployer pension plan, it will be including the expanded disclosures within its consolidated financial statements for the year ended December 31, 2011.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." It provides updated guidance related to the presentation of other comprehensive income, offering two alternatives for presentation, including (a) a single continuous statement of comprehensive income or (b) two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company expects that adoption will not have a significant impact on its consolidated financial statements.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The components of net periodic pension cost associated with the defined benefit pension plans include the following (dollars in thousands):

Pension Benefits	For the Three Months Ended October 2, 2011	For the Three Months Ended October 3, 2010	For the Nine Months Ended October 2, 2011	For the Nine Months Ended October 3, 2010
Net periodic benefit cost
Service cost	$1,027	$1,516	$3,080	$4,549
Interest cost	4,954	4,900	14,863	14,701
Expected return on plan assets	(5,603)	(5,318)	(16,809)	(15,954)
Amortization of prior service cost	122	134	365	404
Amortization of actuarial loss	1,113	654	3,340	1,961
Net periodic benefit cost	$1,613	$1,886	$4,839	$5,661

The Company planned to contribute $18 million to its defined benefit pension plan in 2011. The Company contributed the entire $18.0 million to the plan during the first nine months of 2011.

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

The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended October 2, 2011	For the Three Months Ended October 3, 2010	For the Nine Months Ended October 2, 2011	For the Nine Months Ended October 3, 2010
Net periodic benefit cost
Service cost	$115	$197	$395	$589
Interest cost	614	760	1,916	2,280
Amortization of prior service credit	(654)	(538)	(2,034)	(1,614)
Amortization of actuarial loss	62	48	376	144
Net periodic benefit cost	$137	$467	$653	$1,399

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

The Compensation Committee of the board establishes the number of units granted each year under these plans in accordance with the Compensation Committee’s stated goals and policies. The Compensation Committee has the discretion to use either, or both, plan(s) as appropriate to attract, motivate and retain key management employees while managing the expense to the Company. In 2010, all units were granted under the RSU. Prior to 2010, and again in 2011, all units were granted under the LTIP. The units were valued at the most recent PDC stock price as determined by the semi-annual ESOP valuation. As of June 30, 2011, the fair market value of one share of PDC common stock was $14.10. The Compensation Committee approved an aggregate total for the 2010 year of up to 219,000 units to be granted, of which, 213,000 units were granted under the RSU. Due to terminations of employment, 10,500 and 7,500 unvested units were forfeited during 2011 and 2010, respectively. A balance of 195,000 RSU units remains as of October 2, 2011. Approximately $0.2 million and $0.7 million of expense, related to this plan, was recorded during the three- and nine-month periods ended October 2, 2011. Approximately $0.2 million and $0.6 million of expense, related to this plan, was recorded during the three- and nine-month periods ended October 3, 2010. During the first nine months of 2011, 770,500 additional units were granted under the LTIP plan. Approximately $0.2 million of expense was recorded during the nine-month period ended October 2, 2011 as a result of these grants, all of which was recorded during the first half of the year.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of phantom units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of units to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as determined by the semi-annual ESOP valuation. This deferred compensation vests coincidentally with the board member’s continued service on the board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. There was no expense recorded for this plan during the three months ended October 2, 2011 and October 3, 2010. Approximately $0.2 million and $0.1 million was recorded as expense, related to this plan, for the nine-month periods ended October 2, 2011 and October 3, 2010, respectively.

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

Remedial Action. The EPA and the Wisconsin Department of Natural Resources (“DNR”) issued two Records of Decision (“ROD”) in 2003, estimating the total costs for the Lower Fox River remedial action at approximately $400 million. Other estimates obtained by the PRPs range from a low of $450 million to as much as $1.6 billion. More recent estimates place the cost to remediate operable units 2-5 between $594 million and $900 million.

The EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River. Certain PRPs have initiated preliminary work under a work plan and are negotiating to reach a funding arrangement to complete the work plan.

Appleton and NCR filed a lawsuit in January 2008 in federal court against various defendants, including other PRPs and certain municipalities, in an effort to require contribution to the cost of cleaning up PCB-contaminated sediment in the Fox River. In December 2009, the court granted the defendants’ motion for summary judgment, dismissing the claim. In 2011, the same court granted the defendants' motion for summary judgment determining that Appleton and NCR are responsible for costs associated with the remedial action and natural resource damages on the Fox River. Appleton and NCR intend to appeal these decisions.

In October 2010, the United States of America (“US”) and the State of Wisconsin (“SOW”) filed a lawsuit on behalf of the EPA and the DNR, respectively, against ten companies (including the seven PRPs identified in 1997) and two municipalities seeking recovery of unreimbursed response costs and natural resources damages as well as a declaratory judgment that the defendants are liable for future response costs related to the Lower Fox River (“Government Case”). At the same time, the US and SOW lodged a consent decree with Georgia-Pacific (“GP”). Under the consent decree, and in exchange for a covenant not to sue and statutory contribution protection for portions of the Lower Fox River, GP would stipulate liability for performance of the required cleanup of a designated portion of the Lower Fox River, waive any objections to the cleanup remedy selected by EPA and DNR and pay $7 million toward the government’s unreimbursed past costs and expected future costs. The court approved the consent decree in April 2011. In June 2011, the EPA and DNR filed a motion for Preliminary Injunction seeking to expand the scope of work on the Fox River for 2011. The court denied the motion for Preliminary Injunction on July 5, 2011 and indicated in the decision that it was unlikely that the US could show that Appleton is liable under CERCLA. Appleton filed a motion for summary judgment on July 28, 2011 requesting the court determine that Appleton is not liable under CERCLA and that all claims against Appleton in the Government Case be dismissed with prejudice.

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

Estimates of Liability. Appleton cannot precisely estimate its ultimate share of liability due to uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of NRD assessments, the evolving nature of remediation and restoration technologies and governmental policies and Appleton’s share of liability relative to other PRPs. However, the issuance of the RODs, the receipt of bid proposals and continuing remediation activities provide evidence to reasonably estimate a range of Appleton’s liability.

Accordingly, at January 1, 2011, the reserve for Appleton’s liability for the Lower Fox River was $20.6 million. Based on anticipated clean-up costs and other spending during 2011 and beyond, Appleton increased its reserve by $9.4 million during the first quarter of 2011 and by another $11.3 million during third quarter 2011. Also during the first nine months of 2011, $29.0 million of payments were made from the reserve. This resulted in a remaining reserve of $12.3 million as of October 2, 2011, all of which is recorded in other accrued liabilities.

The following assumptions were used in evaluating Appleton’s Lower Fox River liability and establishing a remediation reserve:

•	total remediation costs of $735 million for operable units 2-5, based on the most recent bids received with a range from $594 million to $900 million;

•
the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than Appleton’s estimate;

•	Appleton’s responsibility for over half of the claims asserted against Appleton and NCR, based on the Company’s interim settlement agreement with NCR and the arbitration determination; and

•	legal fees and other expenses.

Periodically, interim legal determinations may obligate Appleton to fund portions of clean-up costs to extents greater than Appleton’s ultimate share as finally determined, and in such instances, Appleton may reserve additional amounts (including appropriate reimbursement under its indemnification agreements as discussed below).

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

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA. Project-to-date through October 2, 2011, AWA has paid $254.4 million in connection with Fox River Liabilities. At October 2, 2011, the total indemnification receivable from AWA was $12.3 million, all of which is recorded in other current assets.

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy provided up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. As of October 2, 2011, there was no remaining coverage on the policy.

The indemnification agreements negotiated with AWA and the Commerce & Industry Insurance policy are designed to ensure that Appleton will not be required to fund any of the indemnified costs and expenses in relation to the Fox River Liabilities. This arrangement is working as designed and is expected to continue to protect Appleton with respect to the indemnified costs and expenses, based on Appleton’s review of the financial condition of AWA. AWA, PDC, the special purpose subsidiaries and the policyholder entered into a relationship agreement, which, among other things and subject to certain limited exceptions, prohibits AWA and PDC from taking any actions that would result in any change to this design structure.

The insurance policy discussed above is held by a special purpose entity in which the Company is a minority shareholder. An AWA affiliate is the only other shareholder in this entity. The Company adopted ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” as of January 3, 2010. The Company determined that this entity is not a VIE and there is no requirement to include this entity in its consolidated financial results for the period ended October 2, 2011.

In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009. The insurers appealed the final judgment. In June 2010, the Wisconsin Court of Appeals upheld the final judgment. Settlements have been negotiated between the insurers and Appleton. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. During 2010, Appleton recorded an $8.9 million receivable, representing settlements to be received in excess of amounts reimbursable to AWA, in the Consolidated Balance Sheet as of January 1, 2011. During the first nine months of 2011, Appleton received $6.2 million of these funds. The remaining receivable is included in other current assets of the Condensed Consolidated Balance Sheet as of October 2, 2011. An $8.9 million environmental expense insurance recovery was also recorded as a separate line item within operating income on the Consolidated Statement of Operations for the year ended January 1, 2011.

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

Litigation Settlements

During the first nine months of 2011, Appleton resolved litigation initiated by a supplier over contract terms and recorded a charge to income of $3.1 million, including legal fees. Prior to resolution, Appleton had assessed the potential for liability as less than reasonably possible. However, during a court-ordered pre-trial mediation, the parties were able to resolve the litigation to the satisfaction of both parties.

During third quarter 2011, Appleton received payment of $23.2 million of damages, including interest and net of related fees and litigation expenses. This was the result of a favorable jury trial verdict, received in 2009, related to litigation commenced by Appleton against Andritz BMB AG and Andritz, Inc. During the time that followed, the defendants' attempts to overturn the verdict were unsuccessful. In March 2011, the Wisconsin Court of Appeals issued a decision unanimously affirming the final judgment. On September 1, 2011, the Wisconsin Supreme Court denied the defendants' petition seeking further review of the matter. This income was recorded in the other expense (income) section of the Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2011.

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

14.      EMPLOYEE STOCK OWNERSHIP PLAN

Appleton’s matching contributions charged to expense were $0.5 million and $0.6 million for the three months ended October 2, 2011 and October 3, 2010, respectively. Appleton’s matching contributions charged to expense were $2.0 million and $2.4 million for the nine months ended October 2, 2011 and October 3, 2010, respectively. As a result of hardship withdrawals, required diversifications and employee terminations, 563,688 shares of PDC redeemable common stock were repurchased during the first nine months of 2011 at an aggregate price of approximately $7.4 million. During the same period, the ESOP trustee purchased 107,671 shares of PDC redeemable common stock for an aggregate price of $1.4 million using pre-tax deferrals, rollovers and loan payments made by employees, while Appleton’s matching contribution for this same period resulted in an additional 100,669 shares of redeemable common stock being issued. During the first nine months of 2010, as a result of hardship withdrawals, required diversifications and employee terminations, 604,768 shares of PDC redeemable common stock were repurchased at an aggregate price of approximately $7.7 million. During the same period, the ESOP trustee purchased 159,941 shares of PDC redeemable common stock for an aggregate price of $1.9 million using pre-tax deferrals, rollovers and loan payments made by employees, while Appleton’s matching contribution for this same period resulted in an additional 132,153 shares of redeemable common stock being issued.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period-end. All Company common stock is redeemable common stock. Redeemable common stock is being accreted to the earliest redemption date mandated by federal law based upon the estimated fair market value of the redeemable common stock as of October 2, 2011. Excluding the year-end 2010 and June 30, 2011 stock valuations which resulted in increases to the price of PDC common stock, recent stock valuations have been marked with decreases to the stock price. The impact of these reductions caused the Company to reduce redeemable common stock accretion by $4.3 million for the nine months ended October 2, 2011. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $132 million has been determined. The recorded book value of the redeemable common stock as of October 2, 2011, was $101 million.

Due to a reduction in the June 30, 2010 share price, redeemable common stock accretion was reduced by $5.2 million for the nine months ended October 3, 2010. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $118 million was determined. The recorded book value of the redeemable common stock as of October 3, 2010 was $113 million.

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

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive loss and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transaction will not occur. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $42.9 million as of October 2, 2011. These contracts have settlement dates extending through December 2012.

Appleton selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the strike price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At October 2, 2011, the hedged volumes of these contracts totaled 643,000 MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2012.

Appleton selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. These contracts are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on pricing published by RISI, Inc. ("RISI") as measured on the last trading day of the accounting period and compared to the swap’s fixed price. Currently, there are two pulp swap contracts in place. As of October 2, 2011, the first swap contract had a remaining hedge volume of 5,000 tons of pulp with settlement dates extending through February 2012. It is not designated as a hedge, and therefore, gains or losses due to changes in fair value are recorded in current period earnings. During third quarter 2011, Appleton entered into a second swap contract. As of October 2, 2011, this swap contract hedges 24,000 tons of pulp with settlement dates January through December 2012. It is designated as a cash flow hedge of forecasted pulp purchases, and therefore, the change in the effective portion of the fair value of the hedge will be deferred in accumulated other comprehensive loss until the inventory containing the pulp is sold.

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

The following table presents the location and fair values of derivative instruments included in the Company’s Condensed Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	October 2, 2011	January 1, 2011
Foreign currency exchange derivatives	Other current assets	$2,366	$393
Foreign currency exchange derivatives	Other current liabilities	-	(67)
Pulp fixed swap	Other current assets	973	-

Not Designated as a Hedge
Natural gas fixed swap	Other current liabilities	(273)	(69)
Pulp fixed swap	Other current liabilities	(335)	-

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The following table presents the location and amount of (gains) losses on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended October 2, 2011 and October 3, 2010 and (gains) losses initially recognized in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

Designated as a Hedge	Statement of Operations Location	For the Three Months Ended October 2, 2011	For the Three Months Ended October 3, 2010	For the Nine Months Ended October 2, 2011	For the Nine Months Ended October 3, 2010
Foreign currency exchange derivatives	Net sales	$(18)	$(237)	$814	$(1,045)
(Gains) losses recognized in accumulated other comprehensive loss				(2,276)	569
Pulp fixed swap	Other income	(175)	-	(175)	-
Gains recognized in accumulated other comprehensive loss				(798)	-

Not Designated as a Hedge
Natural gas fixed swap	Cost of sales	280	-	402	-
Pulp fixed swap	Cost of sales	320	-	115	-
Interest rate swap contract	Interest expense	-	-	-	961

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

	(As Reported) Impact of Hedging on Net Sales	Error Correction	(As Corrected) Impact of Hedging on Net Sales
For the three months ended October 3, 2010	$65 loss	$302 gain	$237 gain
For the nine months ended October 3, 2010	$32 gain	$1,013 gain	$1,045 gain

          For a discussion of the fair value of financial instruments, see Note 17, Fair Value of Financial Instruments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

16.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	October 2, 2011	January 1, 2011
Revolving credit facility at approximately 5.75% at October 2, 2011	$-	$29,300
Secured variable rate industrial development bonds, 0.5% average interest rate at October 2, 2011, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final payment due May 2017	6,420	7,105
State of Ohio loan at 1% until July 2011, then 3% until May 2019, approximately $30 due monthly and final payment due May 2019	2,352	2,567
Senior notes payable at 8.125%, due June 2011	-	17,491
Senior subordinated notes payable at 9.75%, due June 2014	32,195	32,195
Senior secured first lien notes payable at 10.5%, due June 2015	305,000	305,000
Unamortized discount on 10.5% senior secured first lien notes payable, due June 2015	(4,536)	(5,249)
Second lien notes payable at 11.25%, due December 2015	161,766	161,766
	511,847	558,825
Less obligations due within one year	(1,203)	(18,694)
	$510,644	$540,131

During the first nine months of 2011, Appleton made mandatory debt repayments of $0.9 million, plus interest, on its State of Ohio loans. During the first nine months of 2011, Appleton borrowed $179.4 million and repaid $208.7 million on its revolving credit facility, leaving no outstanding balance at quarter-end. Approximately $18.1 million of the revolving credit facility is used to support outstanding letters of credit. As of July 1, 2011, the revolving credit facility was amended to reduce all applicable interest rate spreads by 0.25%. The interest rate assessed on Eurodollar rate loans is now the Eurodollar rate plus an interest rate spread ranging from 3.25% to 3.75%, depending on defined levels of average excess availability of the credit facility. The interest rate assessed on base rate loans is now the base rate plus an interest rate spread ranging from 2.25% to 2.75%, also depending on defined levels of average excess availability.

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

On February 8, 2010, Appleton completed a voluntary refinancing of its debt to extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility. The refinancing included a five-year, asset-backed $100 million revolving credit facility. The revolving credit facility, as amended, provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. It also contains an uncommitted accordion feature that allows Appleton to increase the size of the revolving credit facility by up to $25 million if Appleton can obtain commitments for the incremental amount. Borrowings under the revolving credit facility, as amended, are limited to the sum of (a) 85% of the net amount of eligible accounts receivable and (b) the lesser of (i) 70% of the net amount of eligible raw materials and finished goods inventory or (ii) 85% of the net orderly liquidation value of such inventory. This asset-backed revolving credit facility, as amended, contains a debt covenant whereby if the Company's average availability ratio should fall below 20%, then the Company is subject to a fixed charge coverage ratio of not less than 1.10:1.00. The average availability ratio is calculated monthly and is a function of the Company's average outstanding revolver borrowing as compared to the borrowing base of eligible inventory and accounts receivable as discussed above.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The revolving credit facility, as amended, is guaranteed by PDC, each of PDC’s existing and future 100%-owned domestic and Canadian subsidiaries and each other subsidiary of PDC that guarantees the 10.5% senior secured first lien notes due June 2015. Lenders hold a senior first-priority interest in (i) substantially all of the accounts, inventory, general intangibles, cash deposit accounts, business interruption insurance, investment property (including, without limitation, all issued and outstanding capital stock of the Company and each revolver guarantor (other than PDC) and all interests in any domestic or Canadian partnership, joint venture or similar arrangement), instruments (including all collateral security thereof), documents, chattel paper and records of the Company and each revolver guarantor now owned or hereafter acquired (except for certain general intangibles, instruments, documents, chattel paper and records of the Company or any revolver guarantor, to the extent arising directly in connection with or otherwise directly relating to equipment, fixtures or owned real property), (ii) all other assets and properties of the Company and each revolver guarantor now owned or hereafter acquired, and (iii) all proceeds of the foregoing. Lenders also hold a junior first-priority security interest in (i) substantially all equipment, fixtures and owned real property of the Company and each revolver guarantor now owned or hereafter acquired, (ii) in each case solely to the extent arising directly in connection with or otherwise directly related to any of the foregoing, certain general intangibles, instruments, documents, chattel paper and records of the Company and each revolver guarantor now owned or hereafter acquired, and (iii) all proceeds of the foregoing. The revolving credit facility, as amended, contains affirmative and negative covenants customary for similar credit facilities, which among other things, restrict the Company’s ability and the ability of the Company’s subsidiaries, subject to certain exceptions, to incur liens, incur or guarantee additional indebtedness, make restricted payments, engage in transactions with affiliates and make investments.

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

The senior subordinated notes, as amended, are unconditionally guaranteed by PDC and Rose Holdings Limited, subject to certain limitations.

As of October 2, 2011, Appleton was in compliance with all debt covenants and is forecasted to remain compliant for the next twelve months. Appleton’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results. Appleton’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead Appleton to seek amendments to, or waivers of, the financial covenants. Appleton cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and Appleton would need to seek alternative financing. Appleton cannot provide assurance that it would be able to obtain alternative financing. If Appleton were not able to secure alternative financing, this would have a material adverse impact on the Company.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

17.      FAIR VALUE OF FINANCIAL INSTRUMENTS   (In Progress-hilited items still open)

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	October 2, 2011		January 1, 2011
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
Senior subordinated notes payable	$32,195	$27,849	$32,195	$15,293
Senior notes payable	-	-	17,491	16,966
Senior secured first lien notes payable	300,464	289,948	299,751	299,751
Second lien notes payable	161,766	152,869	161,766	130,222
Revolving credit facility	-	-	29,300	29,300
State of Ohio loans	8,772	9,376	9,672	10,185
Industrial development bonds	8,650	8,650	8,650	8,650
	$511,847	$488,692	$558,825	$510,367

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

18.      SEGMENT INFORMATION

The Company’s reportable segments are as follows: carbonless papers, thermal papers and Encapsys®. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, interest income, interest expense, debt extinguishment expense, foreign exchange loss (gain), recovery from litigation and other income. The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three Months Ended October 2, 2011	For the Three Months Ended October 3, 2010	For the Nine Months Ended October 2, 2011	For the Nine Months Ended October 3, 2010
Net sales
Carbonless papers	$110,369	$117,090	$346,357	$369,715
Thermal papers	97,443	89,052	278,103	256,428
	207,812	206,142	624,460	626,143

Encapsys	14,444	14,163	43,938	37,518
Intersegment (A)	(5,152)	(5,435)	(16,693)	(17,999)
Total	$217,104	$214,870	$651,705	$645,662
Operating income (loss)
Carbonless papers	$6,353	$10,553	$21,353	$23,696
Thermal papers	4,072	1,447	11,264	(2,656)
	10,425	12,000	32,617	21,040

Encapsys	3,588	2,986	10,738	6,133
Unallocated corporate charges	(2,037)	(1,353)	(8,615)	3,879
Intersegment (A)	(777)	(518)	(2,507)	(2,745)
Total	$11,199	$13,115	$32,233	$28,307
Depreciation and amortization
Carbonless papers	$6,505	$6,879	$19,514	$20,618
Thermal papers	4,593	4,964	13,785	14,833
	11,098	11,843	33,299	35,451

Encapsys	1,163	751	3,000	1,760
Unallocated corporate charges	41	68	119	165
Total	$12,302	$12,662	$36,418	$37,376

(A) Intersegment represents the portion of the Encapsys segment financial results relating to encapsulated products provided internally for the production of carbonless papers.

During the nine months ended October 2, 2011, the Company recorded a $3.1 million litigation settlement within unallocated corporate charges. During the nine months ended October 3, 2010, the Company recorded an $8.2 million environmental expense insurance recovery within unallocated corporate charges.

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

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a 100%-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of October 2, 2011 and January 1, 2011, and for the three and nine months ended October 2, 2011 and October 3, 2010. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

The first lien notes and the second lien notes, as amended, place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
October 2, 2011
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$11,336	$-	$355	$-	$11,691
Accounts receivable, net	-	90,349	-	4,672	-	95,021
Inventories	-	109,273	-	1,635	-	110,908
Other current assets	12,263	13,179	-	24	-	25,466
Total current assets	12,263	224,137	-	6,686	-	243,086

Property, plant and equipment, net	-	331,442	-	15	-	331,457
Investment in subsidiaries	186,110	13,792	-	-	(199,902)	-
Other assets	12	63,624	-	124	-	63,760
Total assets	$198,385	$632,995	$-	$6,825	$(199,902)	$638,303

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$1,203	$-	$-	$-	$1,203
Accounts payable	-	53,758	-	250	-	54,008
Due to (from) parent and affiliated companies	324,747	(315,144)	-	(9,603)	-	-
Other accrued liabilities	-	73,793	-	2,286	-	76,079
Total current liabilities	324,747	(186,390)	-	(7,067)	-	131,290

Long-term debt	-	510,644	-	-	-	510,644
Other long-term liabilities	-	122,631	-	100	-	122,731
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	(126,362)	186,110	-	13,792	(199,902)	(126,362)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$198,385	$632,995	$-	$6,825	$(199,902)	$638,303

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 2, 2011
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$648,842	$-	$38,916	$(36,053)	$651,705
Cost of sales	-	517,953	-	36,535	(36,003)	518,485

Gross profit	-	130,889	-	2,381	(50)	133,220
Selling, general and administrative expenses	-	96,234	-	1,631	-	97,865
Litigation settlement	-	3,122	-	-	-	3,122

Operating income	-	31,533	-	750	(50)	32,233
Interest expense	10,207	47,198	-	-	(10,460)	46,945
Interest income	-	(10,328)	-	(253)	10,460	(121)
Income in equity investments	(19,755)	(394)	-	-	20,149	-
Other (income) loss	-	(24,910)	-	524	(114)	(24,500)

Income before income taxes	9,548	19,967	-	479	(20,085)	9,909
Provision for income taxes	-	212	-	149	-	361

Net income	$9,548	$19,755	$-	$330	$(20,085)	$9,548

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 3, 2010
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$643,474	$-	$35,119	$(32,931)	$645,662
Cost of sales	-	520,645	-	33,638	(33,522)	520,761

Gross profit	-	122,829	-	1,481	591	124,901
Selling, general and administrative expenses	-	103,392	-	1,383	-	104,775
Environmental expense insurance recovery	-	(8,181)	-	-	-	(8,181)

Operating income	-	27,618	-	98	591	28,307
Interest expense	9,973	50,327	-	-	(10,330)	49,970
Debt extinguishment expense, net	-	5,532	-	-	-	5,532
Interest income	-	(10,048)	-	(357)	10,330	(75)
Loss in equity investments	13,901	24,611	-	-	(38,512)	-
Other loss (income)	-	558	-	(281)	55	332

(Loss) income from continuing operations before income taxes	(23,874)	(43,362)	-	736	39,048	(27,452)
Provision for income taxes	-	4	-	86	-	90

(Loss) income from continuing operations	(23,874)	(43,366)	-	650	39,048	(27,542)
Income (loss) from discontinued operations, net of income taxes	-	29,465	(25,797)	-	-	3,668

Net (loss) income	$(23,874)	$(13,901)	$(25,797)	$650	$39,048	$(23,874)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 2, 2011
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$217,377	$-	$12,950	$(13,223)	$217,104
Cost of sales	-	173,030	-	13,187	(13,056)	173,161

Gross profit (loss)	-	44,347	-	(237)	(167)	43,943
Selling, general and administrative expenses	-	32,062	-	682	-	32,744

Operating income (loss)	-	12,285	-	(919)	(167)	11,199
Interest expense	3,410	15,203	-	-	(3,501)	15,112
Interest income	-	(3,457)	-	(91)	3,501	(47)
(Income) loss in equity investments	(21,436)	2,072	-	-	19,364	-
Other (income) loss	-	(23,077)	-	1,066	(41)	(22,052)

Income (loss) before income taxes	18,026	21,544	-	(1,894)	(19,490)	18,186
Provision for income taxes	-	108	-	52	-	160

Net income (loss)	$18,026	$21,436	$-	$(1,946)	$(19,490)	$18,026

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 3, 2010
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$213,786	$-	$11,628	$(10,544)	$214,870
Cost of sales	-	167,260	-	10,681	(10,830)	167,111

Gross profit	-	46,526	-	947	286	47,759
Selling, general and administrative expenses	-	34,180	-	464	-	34,644

Operating income	-	12,346	-	483	286	13,115
Interest expense	3,327	16,359	-	-	(3,384)	16,302
Interest income	-	(3,357)	-	(57)	3,384	(30)
(Income) loss in equity investments	(1,876)	27,564	-	-	(25,688)	-
Other income	-	(695)	-	(374)	41	(1,028)

(Loss) income from continuing operations before income taxes	(1,451)	(27,525)	-	914	25,933	(2,129)
(Benefit) provision for income taxes	-	(40)	-	176	-	136

(Loss) income from continuing operations	(1,451)	(27,485)	-	738	25,933	(2,265)
Income (loss) from discontinued operations, net of income taxes	-	29,361	(28,547)	-	-	814

Net (loss) income	$(1,451)	$1,876	$(28,547)	$738	$25,933	$(1,451)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 2, 2011
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$9,548	$19,755	$-	$330	$(20,085)	$9,548
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	-	36,415	-	3	-	36,418
Other	-	3,976	-	524	-	4,500
Change in assets and liabilities, net	(10,147)	7,126	101	2,539	20,085	19,704
Net cash (used) provided by operating activities	(599)	67,272	101	3,396	-	70,170
Cash flows from investing activities:
Proceeds from sale of Films	-	2,000	-	-	-	2,000
Insurance proceeds from involuntary conversion of equipment	-	1,374	-	-	-	1,374
Additions to property, plant and equipment	-	(10,577)	-	(14)	-	(10,591)

Net cash used by investing activities	-	(7,203)	-	(14)	-	(7,217)
Cash flows from financing activities:
Payments of senior subordinated notes payable	-	(17,491)	-	-	-	(17,491)
Payments relating to capital lease obligations	-	(36)	-	-	-	(36)
Proceeds from new revolving line of credit	-	179,350	-	-	-	179,350
Payments of new revolving line of credit	-	(208,650)	-	-	-	(208,650)
Payments of State of Ohio loan	-	(900)	-	-	-	(900)
Due to parent and affiliated companies, net	6,605	(3,104)	(101)	(3,400)	-	-
Proceeds from issuance of redeemable common stock	1,382	-	-	-	-	1,382
Payments to redeem common stock	(7,388)	-	-	-	-	(7,388)
Decrease in cash overdraft	-	(1,288)	-	-	-	(1,288)

Net cash provided (used) by financing activities	599	(52,119)	(101)	(3,400)	-	(55,021)

Effect of foreign exchange rate changes on cash and cash equivalents	-	(13)	-	-	-	(13)
Change in cash and cash equivalents	-	7,937	-	(18)	-	7,919
Cash and cash equivalents at beginning of period	-	3,399	-	373	-	3,772
Cash and cash equivalents at end of period	$-	$11,336	$-	$355	$-	$11,691

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 3, 2010
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(23,874)	$(13,901)	$(25,797)	$650	$39,048	$(23,874)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	-	37,349	1,726	4	-	39,079
Other	-	909	-	(281)	-	628
Change in assets and liabilities, net	61,711	(53,957)	(7,265)	154	(39,048)	(38,405)
Net cash provided (used) by operating activities	37,837	(29,600)	(31,336)	527	-	(22,572)
Cash flows from investing activities:
Proceeds from sale of equipment	-	81	-	-	-	81
Proceeds from sale of Films	-	56,000	-	-	-	56,000
Insurance proceeds from involuntary conversion of equipment	-	1,029	-	-	-	1,029
Additions to property, plant and equipment	-	(10,921)	(590)	-	-	(11,511)

Net cash provided (used) by investing activities	-	46,189	(590)	-	-	45,599
Cash flows from financing activities:
Payments of senior secured notes payable	-	(211,225)	-	-	-	(211,225)
Proceeds from senior secured first lien notes payable	-	299,007	-	-	-	299,007
Debt acquisition costs	-	(10,803)	-	-	-	(10,803)
Payments relating to capital lease obligations	-	(588)	-	-	-	(588)
Proceeds from old revolving line of credit	-	21,350	-	-	-	21,350
Payments of old revolving line of credit	-	(109,575)	-	-	-	(109,575)
Proceeds from new revolving line of credit	-	229,193	-	-	-	229,193
Payments of new revolving line of credit	-	(229,193)	-	-	-	(229,193)
Payments of State of Ohio loans	-	(857)	-	-	-	(857)
Payments of secured financing	-	(2,173)	-	-	-	(2,173)
Due to parent and affiliated companies, net	(32,021)	209	31,925	(113)	-	-
Proceeds from issuance of redeemable common stock	1,924	-	-	-	-	1,924
Payments to redeem common stock	(7,740)	-	-	-	-	(7,740)
Decrease in cash overdraft	-	(2,457)	-	-	-	(2,457)
Net cash (used) provided by financing activities	(37,837)	(17,112)	31,925	(113)	-	(23,137)

Effect of foreign exchange rate changes on cash and cash equivalents	-	18	-	-	-	18
Change in cash and cash equivalents	-	(505)	(1)	414	-	(92)
Cash and cash equivalents at beginning of period	-	9,161	1	801	-	9,963
Cash and cash equivalents at end of period	$-	$8,656	$-	$1,215	$-	$9,871

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

Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of PDC and Appleton for the quarter ended October 2, 2011. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes. Reference should also be made to the Annual Report on Form 10-K for the year ended January 1, 2011, the consolidated financial statements and related notes included therein.

Weak economic conditions, as well as higher raw materials pricing, continue to impact Appleton's business and results of operations. As discussed below, raw material prices continue to negatively impact the business. In response to escalating raw material costs, Appleton has been able to initiate and sustain price increases in order to manage its margins. The Company continues to be proactive and disciplined as it implements manufacturing efficiencies and cost saving measures to help balance the negative impact of increasing input costs on the business. Appleton's business and financial results will continue to be challenged during the remainder of the year by the slower than expected economic recovery and higher raw material prices.

Financial Highlights

Third quarter 2011 net sales of $217.1 million increased 1.0% compared to net sales of $214.9 million in third quarter 2010. Within the paper business, favorable pricing and mix offset a 5% volume shortfall when compared to third quarter 2010. Third quarter 2011 Encapsys® net sales of $14.4 million were slightly higher than third quarter 2010 net sales of $14.2 million. Encapsys third quarter 2011 volumes were approximately 3% higher than third quarter 2010.

Income from continuing operations of $18.0 million was recorded during third quarter 2011 compared to a $2.2 million loss from continuing operations recorded in third quarter 2010. Current quarter income includes $23.2 million of damages, including interest and net of related fees and litigation expenses. This was the result of a favorable jury trial verdict, received in 2009, related to litigation commenced by Appleton against Andritz BMB AG and Andritz Inc. During the time that followed, the defendants' attempts to overturn the verdict were unsuccessful. In March 2011, the Wisconsin Court of Appeals issued a decision unanimously affirming the final judgment. On September 1, 2011, the Wisconsin Supreme Court denied the defendants' petition seeking further review of the matter. These proceeds were received in September 2011 and were used to pay down debt on the Company's revolving credit facility.

During the current quarter, the Company incurred $2.1 million of spending associated with its biennial maintenance shutdown at the West Carrollton, Ohio paper mill. Since this maintenance shutdown occurs every two years, there was no comparable spending during third quarter 2010. In addition, current year operating income continues to be negatively impacted by escalating raw material prices though offset by favorable product pricing and mix as well as cost reduction efforts throughout the organization.

Comparison of Unaudited Results of Operations for the Quarters Ended October 2, 2011 and October 3, 2010

	For the Quarter Ended
	October 2,	October 3,	Increase
	2011	2010	(Decrease)
	(dollars in millions)

Net sales	$217.1	$214.9	1.0%
Cost of sales	173.2	167.1	3.7%

Gross profit	43.9	47.8	-8.2%

Selling, general and administrative expenses	32.7	34.6	-5.5%

Operating income	11.2	13.2	-15.2%

Interest expense, net	15.1	16.3	-7.4%
Recovery from litigation, net	(23.2)	-	nm
Other non-operating expense (income), net	1.2	(1.0)	220.0%

Income (loss) from continuing operations before income taxes	18.1	(2.1)	nm
Provision for income taxes	0.1	0.1	-

Income (loss) from continuing operations	18.0	(2.2)	nm
Income from discontinued operations, net of income taxes	-	0.8	-100.0%
Net income (loss)	$18.0	$(1.4)	nm
Comparison as a percentage of net sales
Cost of sales	79.8%	77.8%	2.0%
Gross margin	20.2%	22.2%	-2.0%
Selling, general and administrative expenses	15.0%	16.1%	-1.1%
Operating margin	5.2%	6.1%	-0.9%
Income (loss) from continuing operations before income taxes	8.3%	-1.0%	9.3%
Income (loss) from continuing operations	8.3%	-1.0%	9.3%
Income from discontinued operations, net of income taxes	-	0.4%	-0.4%
Net income (loss)	8.3%	-0.6%	8.9%

Net sales for third quarter 2011 were $217.1 million, an increase of $2.2 million, or 1.0%, compared to the prior year period. Compared to the prior year quarter, shipment volumes within the paper business were approximately 5% lower. This was offset by favorable product pricing and mix and an increase in Encapsys shipment volumes of approximately 3%.

Third quarter 2011 operating income of $11.2 million decreased $2.0 million from third quarter 2010 operating income of $13.2 million. Third quarter 2011 gross profit of $43.9 million was 8.2% lower than third quarter 2010 gross profit and third quarter 2011 gross margin declined by 2.0 percentage points from the prior year quarter. Appleton’s paper business was positively impacted by improved price and mix of $12.0 million. However, this was offset by the increased cost of raw materials and utilities of $8.3 million, increased manufacturing costs of $3.0 million and lower shipment volumes. Third quarter 2011 saw an increase in manufacturing costs because of the $2.1 million of expense associated with the biennial maintenance shutdown at West Carrollton. Encapsys third quarter 2011 operating income was $0.6 million higher than the prior year quarter. Third quarter 2011 selling, general and administrative expenses (“SG&A”) were $1.9 million lower than the same period of 2010 primarily the result of lower overall spending.

Third quarter 2011 income from continuing operations of $18.0 million compares to a loss from continuing operations of $2.2 million recorded in third quarter 2010. In addition to the items noted above and the $23.2 million litigation recovery, third quarter 2011 net interest expense was $1.2 million lower than the same quarter last year due to the June 2011 repayment of the 8.125% senior notes payable of $17.5 million as well as the fourth quarter 2010 repayment of the secured term note payable of $17.5 million at 14.25% annual interest. Also during third quarter 2011, the Company recorded a foreign currency exchange loss of $1.3 million compared to a $1.0 million foreign currency exchange gain recorded during third quarter 2010. The Company reported net income of $18.0 million for the third quarter of 2011 compared to a net loss of $1.4 million reported for third quarter 2010, which included income from discontinued operations of $0.8 million.

Comparison of Unaudited Results of Operations for the Nine Months Ended October 2, 2011 and October 3, 2010

	For the Nine Months Ended
	October 2,	October 3,	Increase
	2011	2010	(Decrease)
	(dollars in millions)

Net sales	$651.7	$645.7	0.9%
Cost of sales	518.5	520.8	-0.4%

Gross profit	133.2	124.9	6.6%

Selling, general and administrative expenses	97.9	104.8	-6.6%
Environmental expense insurance recovery	-	(8.2)	-100.0%
Litigation settlement	3.1	-	nm

Operating income	32.2	28.3	13.8%

Interest expense, net	46.8	49.9	-6.2%
Debt extinguishment expense, net	-	5.5	-100.0%
Recovery from litigation, net	(23.2)	-	nm
Other non-operating (income) expense, net	(1.3)	0.3	nm

Income (loss) from continuing operations before income taxes	9.9	(27.4)	136.1%
Provision for income taxes	0.4	0.1	300.0%

Income (loss) from continuing operations	9.5	(27.5)	134.5%
Income from discontinued operations, net of income taxes	-	3.6	-100.0%
Net income (loss)	$9.5	$(23.9)	139.7%
Comparison as a percentage of net sales
Cost of sales	79.6%	80.7%	-1.1%
Gross margin	20.4%	19.3%	1.1%
Selling, general and administrative expenses	15.0%	16.2%	-1.2%
Operating margin	4.9%	4.4%	0.5%
Income (loss) from continuing operations before income taxes	1.5%	-4.2%	5.7%
Income (loss) from continuing operations	1.5%	-4.3%	5.8%
Income from discontinued operations, net of income taxes	-	0.6%	-0.6%
Net income (loss)	1.5%	-3.7%	5.2%

Net sales for the first nine months of 2011 were $651.7 million, an increase of $6.0 million, or 0.9%, compared to the first nine months of 2010. This was the result of increased net sales within the Encapsys business.

Operating income for the first nine months of 2011 increased $3.9 million, or 13.8%, to $32.2 million. Year-to-date 2011 operating income includes a $3.1 million charge for a litigation settlement while year-to-date 2010 operating income included environmental expense insurance recovery of $8.2 million. In comparison to last year, gross profit for the first nine months of this year of $133.2 million was 6.6% higher. To date, 2011 gross margin is 20.4% which is 1.1 percentage points higher than gross margin for the prior year period. Appleton’s paper business was positively impacted by improved price and mix of $39.7 million. This was partially offset by increased costs of raw materials and utilities of $22.0 million and lower shipment volumes. As noted above, 2011 manufacturing spending includes additional costs for the West Carrollton mill maintenance shutdown of $2.1. Year-on-year, Encapsys contributed a $4.6 million increase to operating income. Overall, current year-to-date SG&A spending was $6.9 million lower than during the same period of 2010 as a result of reduced distribution costs, lower compensation and employee benefits expense, lower consulting and professional fees and decreased depreciation expense.

The Company reported net income of $9.5 million for the first nine months of 2011 compared to a net loss of $23.9 million reported last year, which included income from discontinued operations of $3.6 million. Current year net income includes $23.2 million of net recovery from litigation as well as a litigation settlement charge of $3.1 million. Prior year net income included an environmental expense insurance recovery of $8.2 million.

Business Segment Discussion

Third quarter 2011 net sales of $207.8 million, within the Company’s paper business, were $1.7 million higher than third quarter 2010 net sales. Year-to-date 2011 net sales within the Company’s paper business were $624.5 million, or $1.7 million lower than the same period last year. Third quarter 2011 operating income of $10.4 million was $1.6 million lower than third quarter 2010 operating income. Year-to-date 2011 operating income of $32.6 million was $11.6 million higher than the same period last year. The year-on-year operating income variance was the result of the following (dollars in millions):

	For the Three	For the Nine
	Months Ended	Months Ended
	October 2, 2011 v.	October 2, 2011 v.
	the Three Months	the Nine Months
	Ended October 3, 2010	Ended October 3, 2010

Favorable price and mix	$12.0	$39.7
(Increased) decreased manufacturing costs	(3.0)	0.8
Net inflation of raw material and utilities pricing	(8.3)	(22.0)
Lower shipment volumes	(2.3)	(6.9)
	$(1.6)	$11.6

Carbonless Papers

•
Third quarter 2011 carbonless papers net sales totaled $110.4 million, a decrease of $6.7 million, or 5.7%, from prior year. Shipment volumes during third quarter 2011 were approximately 10% lower than the same period last year. The negative impact of lower shipment volumes was partially offset by price increases initiated since 2010 in response to rapidly rising raw material costs. During the first nine months of 2011, carbonless net sales totaled $346.4 million, a decrease of $23.4 million, or 6.3%, from prior year levels. On a year-to-date basis, 2011 carbonless shipment volumes were approximately 11% lower than last year.

•
Third quarter 2011 carbonless papers operating income of $6.3 million decreased $4.2 million compared to third quarter 2010. During the first nine months of 2011, operating income of $21.3 million decreased $2.3 million compared to the same 2010 period. Third quarter 2011 operating income includes $1.2 million of the $2.1 million of total expense associated with the biennial maintenance shutdown at the West Carrollton, Ohio paper mill. Improved pricing was more than offset by lower shipment volumes and increased raw materials inflation during the three and nine months ended October 2, 2011.

Thermal Papers

•
Third quarter 2011 thermal papers net sales totaled $97.4 million, an increase of $8.4 million, or 9.4%, over the prior year period. Year-to-date 2011 thermal papers net sales totaled $278.1 million, an increase of $21.7 million, or 8.5%, compared to last year. In order to improve profitability, Appleton has been managing volumes and price of the point of sale receipt paper (“POS”) portion of the thermal business. Third quarter 2011 shipment volumes, as well as year-to-date 2011 shipment volumes of POS, were approximately 6% and 7% lower than the year before, respectively. Third quarter 2011 shipment volumes of tag, label and entertainment (“TLE”) were approximately 12% higher than the prior year quarter. On a year-to-date basis, TLE shipment volumes were 10% higher. The thermal papers segment also benefited from favorable pricing realized in response to escalating raw material costs.

•
The thermal papers segment recorded operating income of $4.1 million for third quarter 2011. This compared to third quarter 2010 operating income of $1.5 million. The thermal papers segment recorded operating income of $11.3 million for the first nine months of 2011 compared to an operating loss of $2.6 million for the first nine months of 2010. Third quarter 2011 operating income includes $0.9 million of the $2.1 million of total expense associated with the biennial maintenance shutdown at the West Carrollton, Ohio paper mill. Improved pricing and mix more than offset increases in raw material costs during the three and nine months ended October 2, 2011.

Encapsys

•
Encapsys third quarter 2011 net sales of $14.4 million were $0.2 million higher than third quarter 2010. Third quarter 2011 volumes were approximately 3% higher than the prior year quarter. During the first nine months of 2011, Encapsys net sales totaled $43.9 million which was $6.4 million, or 17.1%, higher than the same period of 2010. Current year volumes were approximately 20% higher than the same period last year.

•
As a result of higher shipment volumes and lower SG&A expenses, Encapsys third quarter 2011 operating income was $3.6 million compared to $3.0 million during third quarter 2010. Year-to-date 2011 operating income was $10.7 million compared to $6.1 million for the first nine months of 2010.

Unallocated Corporate Charges

•
Unallocated corporate charges increased $0.7 million in third quarter 2011 compared to third quarter 2010 largely due to recording expense associated with various state and local tax assessments received during the quarter. Year-to-date 2011 expense was $12.5 million higher than 2010 due to the recording of a $3.1 million litigation settlement during 2011 and an $8.2 million Fox River insurance recovery during 2010.

Liquidity and Capital Resources

Overview. Appleton’s primary sources of liquidity and capital resources are cash provided by operations and available borrowings under its revolving credit facility. Appleton expects cash on hand, internally-generated cash flow and available credit from its revolving credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At October 2, 2011, Appleton had $11.7 million of cash and $75.6 million of unused borrowing capacity under its revolving credit facility. Net debt decreased to $500.2 million compared to $555.1 million at year-end 2010.

During third quarter 2011, Appleton received a $23.2 million net recovery from litigation initiated in September 2007 against Andritz BMB AG and Andritz, Inc. and used the proceeds to pay down debt on the Company’s revolving credit facility.

During June 2011, in accordance with the terms of its 8.125% senior notes payable, Appleton repaid in full the remaining note balance of $17.5 million. In addition, $27.4 million of semi-annual interest due on its outstanding bond indebtedness was paid. During the current quarter, Appleton made contributions to its pension plan totaling $6.4 million, for a total of $18.0 million during 2011.

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

Cash Flows from Operating Activities. Net cash of $70.1 million was provided by operating activities during the first nine months of 2011. This was a $92.7 million increase in operating cash compared to net cash used by operating activities during the first nine months of 2010. Net income of $9.5 million includes $23.2 million of recovery from litigation cash proceeds received during September. Net income adjusted for non-cash charges provided $50.5 million in operating cash for the period. Non-cash charges included $36.4 million of depreciation and amortization, $3.5 million of debt fees amortization, $2.0 million of non-cash employer matching contributions to the KSOP and $0.5 million of other non-cash charges. These non-cash charges were offset by a $1.4 million gain from involuntary conversion of equipment. Cash was also provided during the current nine-month period from a $33.7 million decrease in working capital. In addition, there was a $13.5 million reduction in the pension liability, which included $18.0 million of pension plan contributions, and $0.6 million of other cash used.

The primary components of the $33.7 million decrease in working capital were a $23.0 million increase in accounts payable and other accrued liabilities and a $13.4 million decrease in other current assets. During the current period, Appleton’s accounts payable increased by $6.6 million. Accrued interest increased $13.2 million as most interest due is paid each year in June and December. The decrease in other current assets was largely the result of receiving $10.3 million of cash proceeds to settle the West Carrollton silo collapse insurance claim. During this same time period, an additional $2.1 million of insurance receivable was recorded for this claim. Also during the first nine months of this year, the Company received $6.2 million related to the Fox River insurance recovery and the $2.0 million of escrow associated with the July 2010 sale of Films. Other working capital changes in accounts receivable and inventories were uses of cash of $1.9 million and $0.8 million, respectively.

Cash Flows from Investing Activities. During the first nine months of 2011, $7.2 million of cash was used for investing activities, of which, $10.6 million was used for the acquisition of property, plant and equipment. Of the $10.6 million spent in 2011, $2.3 million related to equipment replacement resulting from the July 2010 coal silo collapse at the West Carrollton, Ohio paper mill. Insurance proceeds of $1.4 million were received during 2011 to compensate the Company’s losses. As of June 2011, this insurance claim was settled and all insurance proceeds were received. In July 2011, Appleton received the remaining $2.0 million of cash proceeds from the July 2010 sale of American Plastics Company, Inc. and New England Extrusion Inc. which had been in escrow pending any potential buyer claims resulting from the sale.

During 2010, the Company used $11.5 million for the acquisition of property, plant and equipment. Similarly, $1.0 million of insurance proceeds were received in 2010 for equipment replaced as a result of the silo collapse. Also during 2010, Appleton received $56.0 million of cash proceeds from the sale of American Plastics Company, Inc. and New England Extrusion Inc.

Cash Flows from Financing Activities. Net cash used for financing activities in 2011 was $55.0 million compared to $23.1 million of cash used during the prior year. During June 2011, in accordance with the terms of its 8.125% senior notes payable, Appleton repaid in full the remaining note balance of $17.5 million. Appleton has also made mandatory debt repayments of $0.9 million, plus interest, on its State of Ohio loans. During the current year, the Company repaid a net $29.3 million on its revolving credit facility and, as of October 2, 2011, did not have an unpaid revolver balance. Approximately $18.1 million of the revolving credit facility is used to support outstanding letters of credit.

Current year proceeds from the issuance of PDC redeemable common stock totaled $1.4 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during the first six months of 2011. Year-to-date, payments to redeem PDC common stock were $7.4 million.

Cash overdrafts decreased $1.3 million during the first nine months of 2011. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-09, "Compensation-Retirement Benefits-Multiemployer Plans." The revised standard is intended to address concerns from the users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. The standard requires employers to provide, on an annual basis, additional quantitative and qualitative disclosures. These disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans including: the significant multiemployer plans in which an employer participates, the level of an employer’s participation in the significant multiemployer plans, the financial health of the significant multiemployer plans and the nature of the employer commitments to the plans. ASU 2011-09 is effective for fiscal years ending after December 15, 2011. Since the Company participates in a multiemployer pension plan, it will be including the expanded disclosures within its consolidated financial statements for the year ended December 31, 2011.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." It provides updated guidance related to the presentation of other comprehensive income, offering two alternatives for presentation, including (a) a single continuous statement of comprehensive income or (b) two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company expects that adoption will not have a significant impact on its consolidated financial statements.

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

A German manufacturer filed an appeal of the ITC determination to the U.S. Court of International Trade (“CIT”), and the appeal was decided in favor of Appleton in November 2009. In December 2009, the German manufacturer filed a further appeal of the matter to the U.S. Court of Appeals for the Federal Circuit (“CAFC”). In January 2011, a three-judge panel of the CAFC vacated the decision of the CIT and remanded the matter for further consideration by the ITC. In April 2011, the General Counsel’s office of the ITC filed a request for the full CAFC to review the panel decision, which was denied. On September 30, 2011, the ITC upheld its original determination that the domestic industry was threatened with material injury by reason of LWTP imports from Germany.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seek” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address Appleton’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that Appleton expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended January 1, 2011, as well as in the Quarterly Report on Form 10-Q for the current quarter ended October 2, 2011, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond Appleton’s ability to control or predict. Given these uncertainties, do not place undue reliance on the forward-looking statements. Appleton disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

10.2.1
Second Amendment to Credit Agreement dated as of February 8, 2010, dated as of July 1, 2011, among Appleton Papers Inc., as borrower, Paperweight Development Corp., as holdings, Fifth Third Bank, as administrative agent, swing line lender and an L/C issuer, the other lenders party thereto and Fifth Third Bank, as sole lead arranger and sole book manager.

10.3	Resolutions by the Benefit Finance Committee of Appleton Papers Inc. dated January 10, 2011 further amending Appleton Papers Inc. Retirement Plan as amended through December 8, 2010. (1)

31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

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

32.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema

101.cal	XBRL Taxonomy Extension Calculation Linkbase

101.def	XBRL Taxonomy Extension Definition Linkbase

101.lab	Taxonomy Extension Label Linkbase

101.pre	Taxonomy Extension Presentation Linkbase

(1)           Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC. (Registrant)

Date: November 10, 2011	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: November 10, 2011	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)