Form 10-K
period 2011-12-31
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2012-03-23
CIK 1144326, 1166365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011
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

Indicate by check mark whether either of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of March 1, 2012, 9,211,685 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of March 1, 2012, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Documents incorporated by reference: None.

Paperweight Development Corp. and Appleton Papers Inc. meet the conditions set forth in General Instruction I(1)(a) and (b) and are therefore filing this form with the reduced disclosure format.

PART I

Unless stated to the contrary or the context requires otherwise, all references in this report to the Company refer to Paperweight Development Corp. (“PDC” or “Paperweight”) and its 100%-owned subsidiaries. It includes Appleton Papers Inc. and its 100%-owned subsidiaries (collectively “Appleton”).

Item 1.                      Business

Overview

The Company is a leading manufacturer of specialty, high value-added coated paper products, including carbonless, thermal and security papers. The Company creates product solutions for customers and end users through its development and use of coating formulations and applications as well as microencapsulation and security technologies. Under U.S. generally accepted accounting principles (“GAAP”), it has three reportable segments: carbonless papers, thermal papers and Encapsys®. The performance of these three segments is described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Carbonless Papers

The carbonless papers segment, which includes carbonless and security paper products, is the largest component of the Company’s paper business. The Company produces and sells the Appleton and NCR PAPER* brands of carbonless paper. The Company believes it is the world’s largest producer of carbonless paper. Carbonless paper is used to make multipart business forms such as invoices and purchase orders. The Company produces coated products for point-of-sale displays and other design and print applications and offers custom coating solutions. The Company also produces security papers with features that resist forgery, tampering and counterfeiting. The Company’s portfolio of products incorporates security technologies, including watermarks, taggants, reactive chemicals, embedded threads and fibers and machine-readable technologies, to serve global markets. The Company focuses on financial and identity documents for business and government such as checks, visas, automobile titles and birth certificates.

* NCR PAPER is a registered trademark licensed to the Company.

Thermal Papers

The thermal papers segment focuses on the development of substrates for transaction and item identification markets. The Company believes it is the largest manufacturer of direct thermal papers in North America. Thermal paper is used in four principal end markets: (1) point-of-sale products for retail receipts and coupons; (2) label products for shipping, warehousing, medical and clean-room applications; (3) tags and tickets for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart paper for engineering, industrial and medical diagnostic charts.

Encapsys

The Encapsys segment discovers, develops and manufactures microencapsulation solutions for external partner companies and for the Company’s carbonless papers segment. Microencapsulation is the process of putting a microscopic wall around a core substance. The Company helped NCR Corporation (“NCR”) produce the first commercial application for microencapsulation in 1954 with the introduction of carbonless paper. Since then, the Company researchers have developed the art and science of microencapsulation and are working with potential partners in industries as diverse as agriculture, paints and coatings, food, pharmaceuticals, paper, textiles, personal and household care, adhesives, and oil and gas. The Encapsys segment leverages the Company’s extensive technical knowledge and experience with microencapsulation and uses an open innovation process with partner companies to develop successful technical solutions for those companies.

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

In 1969, NCR acquired Combined Paper Mills, Inc., which then consisted of pulp and paper mills in Combined Locks, Wisconsin, and Roaring Spring, Pennsylvania. In 1970, NCR acquired ACPC. In 1971, NCR formed the Appleton Papers division by merging ACPC with Combined Paper Mills, Inc.

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

On November 9, 2001, Appleton employees purchased Appleton from Arjo Wiggins Appleton p.l.c. through the use of an employee stock ownership plan.

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

Acquisition from Arjo Wiggins

On November 9, 2001, PDC and a 100%-owned subsidiary acquired Appleton from Arjo Wiggins Appleton p.l.c., now known as Windward Prospects Ltd  (“AWA”), and two of its subsidiary holding companies, (the “sellers” or “affiliates of AWA”). Appleton is now a 100%-owned subsidiary of PDC and the ESOP owns 100% of the shares of common stock of PDC. PDC does not conduct any business apart from undertaking matters incidental to its ownership of the stock of its subsidiaries, matters relating to the ESOP, and taking actions required to be taken under ancillary acquisition agreements.

Acquisitions and Dispositions

On April 30, 2003, the Company acquired C&H Packaging Company, Inc. ("C&H") and American Plastics Company, Inc. ("APC"). C&H, located in Merrill, Wisconsin, prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. APC, located in Rhinelander, Wisconsin, produces high-quality, custom multilayered films and commercial packaging.

In December 2003, the Company acquired Bemrose, a privately-held company headquartered in Derby, England. The group’s operating unit, BemroseBooth Limited (“BemroseBooth”), produced security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailings and printed calendars. BemroseBooth also offered print management services through a network of external suppliers.

In January 2005, the Company acquired New England Extrusion, Inc. ("NEX"), located in Turners Falls, Massachusetts, and Milton, Wisconsin, a company that produces single and multilayer polyethylene films for packaging applications.

Late in 2007, the Company committed to a formal plan to sell Bemrose, its secure and specialized print services business based in Derby, England. At the time of its acquisition in December 2003, Bemrose was expected to provide the Company with a new product entry in the U.K. security print market, with opportunities to expand into the U.S. market. After conducting a strategic review in the fourth quarter of 2007, the Company decided to focus its attention and expand its leadership positions in its core businesses. On August 1, 2008, the Company completed the sale of Bemrose.

During second quarter 2009, the Company committed to a formal plan to sell C&H, located in Merrill, Wisconsin. On December 18, 2009, the Company completed the sale of C&H to The Interflex Group, Inc. During second quarter 2010, the Company committed to a formal plan to sell APC and NEX. On July 22, 2010, the Company completed the sale of APC and NEX to Mason Wells Buyout Fund II, Limited Partnership. Since C&H, APC and NEX engage in the manufacture, printing, converting, marketing and sale of high-quality single and multilayer polyethylene films for packaging applications, their operations did not align with the Company’s strategic, long-term focus on its core competencies in specialty papers and microencapsulation. The operating results of APC, NEX and C&H are reported as discontinued operations.

For financial information regarding the Company’s business segments, refer to Note 24 of Notes to Consolidated Financial Statements contained below in “Item 8. Financial Statements and Supplementary Data.”

Carbonless Papers

The carbonless papers segment produces carbonless paper and security paper and accounted for approximately 53% of total company net sales in 2011. The Company sells carbonless roll and sheet products under the Appleton and NCR PAPER* brands. The Company believes it has the broadest carbonless product line in the industry and offers its customers a single source solution for their carbonless paper needs.

Carbonless products are sold to converters, business forms printers and merchant distributors who stock and sell carbonless paper to printers. Carbonless paper is used to make multipart business forms such as invoices and purchase orders. Carbonless paper is used in a variety of end markets, including government, retail, financial, insurance and manufacturing, with no one predominant end market. Demand for carbonless products in many of these markets is tied to economic growth, which impacts the number of transactions completed in a given year. Historically, sales of carbonless products have not been significantly impacted by seasonality.

Since 1994, the North American carbonless market has been in decline as a result of greater use of competing technologies such as digital laser, inkjet and thermal printers, and electronic communications that do not use impact printing to create images. The Company believes the North American carbonless paper market declined by approximately 7% to 10% annually from 2006 through 2011, except during the recession period when the decline was estimated at a 16% annual rate. The decline is expected to continue at historical rates over the next several years and eventually to stabilize. The Company believes the worldwide carbonless market is also in decline, with demand declining at approximately 2% to 4% per year.

In addition to the Company, other significant carbonless paper producers include P.H. Glatfelter Company, Mitsubishi Paper Mills Company Ltd., IdemPapers S.A., Asia Pulp and Paper Co. Ltd., Koehler AG, Nippon Industries Co. Ltd. and Oji Paper Co. Ltd. In the carbonless market, the Company competes primarily on the basis of product quality, service, breadth of product offering and price.

The Company produces security papers with features that resist forgery, tampering and counterfeiting. The Company’s portfolio of products incorporates security technologies, including watermarks, taggants, reactive chemicals, embedded threads and fibers and machine-readable technologies, to serve global markets. The Company focuses on financial and identity documents for business and government such as checks, visas, automobile titles and birth certificates. Sales of the Company’s security products have not been significantly impacted by seasonality.

Security paper competitors include P.H. Glatfelter Company, Cascades Resources, Papierfabrik Louisenthal GmbH, ArjoWiggins SAS and De La Rue International. The Company competes primarily on the basis of product quality, service, breadth of product offering and price.

Thermal Papers

The thermal papers segment focuses on the development of substrates for the transaction and item identification markets and accounted for approximately 43% of total company net sales in 2011. Thermal paper is used in four principal end markets:  (1) point-of-sale products for retail receipts and coupons; (2) label products for shipping, warehousing, medical and clean-room applications; (3) tags and tickets for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart paper for engineering, industrial and medical diagnostic charts. The point-of-sale and label market segments, combined, accounted for the majority of thermal paper volume of the North American thermal market in 2011.

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

The thermal papers market is growing with new applications being developed to use thermal technology. Based on its assessment of the period 2006 through 2011, the Company believes North American thermal markets expanded at a 3% compound average growth rate, with annual rates ranging from a decline of 2% to increases of 9%. The Company believes demand for thermal paper will continue to grow in North America and around the world. In 2008, the Company completed an investment of approximately $125 million to expand its mill in West Carrollton, Ohio, in anticipation of that demand. The expansion project included installation of a state-of-the-art coater to produce thermal paper and enhancements to one of the mill’s paper machines. Sales of thermal papers have not been significantly impacted by seasonality. In addition to the Company, other significant thermal paper producers include Koehler AG, Kanzaki Specialty Papers, Ricoh Company, Ltd. and Mitsubishi Paper Mills Company Ltd. The Company competes primarily on the basis of product quality, service, breadth of product offering and price.

Encapsys

The Encapsys segment applies the Company’s extensive knowledge of the microencapsulation process to develop and deliver custom microencapsulation solutions for its partners. The Company uses an open innovation process that typically includes development agreements with partner companies that seek to protect existing and potential intellectual property. Encapsys is exploring opportunities with potential partners in industries as diverse as agriculture, paints and coatings, food, pharmaceuticals, paper, textiles, personal and household care, adhesives, and oil and gas. During 2011, Encapsys accounted for approximately 6% of total company net sales.

Microencapsulation competitors include Southwest Research Institute, Ronald T. Dodge Company, Aveka, Inc., GAT Microencapsulation AG, Microtek Laboratories, Inc., Lipo Technologies, Inc., Balchem Corporation, Reed Pacific and others. Large chemical producers such as BASF, Firmenich, Henkel AG & Co., 3M, Dow Chemical Company and Monsanto may also be competitors in some market situations.

Geographical Financial Information

Revenues from sales in the U.S. were $576.7 million in 2011, $579.5 million in 2010, and $546.0 million in 2009. Revenues from sales to customers in foreign countries were $280.6 million in 2011, $270.4 million in 2010, and $215.8 million in 2009. Substantially all long-lived assets were located in the U.S. as of December 31, 2011, January 1, 2011, and January 2, 2010.

Research and Development

Ongoing investment in research and development has enabled the Company to develop core competencies in the microencapsulation process, specialty coating chemistry, coating application systems and security technologies. Research and development efforts are focused on cost reduction, product line extensions, new product development and technology transfer and development. Research and development costs related to the development of new products and significant improvements to existing products were $11.4 million in 2011, $12.5 million in 2010 and $12.0 million in 2009.

Sales, Marketing and Distribution

The Company promotes and sells products through its sales and marketing organization. Sales personnel operate from field locations. Marketing employees endeavor to acquire market, end-user and competitor insight to uncover and deliver market-focused solutions. Technical service representatives assist customers with product applications and improvements and complaint resolution by telephone and in person at customer locations. Customer service representatives receive customer orders, establish delivery dates and answer inquiries about stock availability and order status.

The Company uses 10 distribution centers to store and distribute products to customers. Distribution centers are located in Appleton, Wisconsin; Camp Hill, Pennsylvania; Monroe, Ohio; Kansas City, Kansas; Ontario, California; McDonough, Georgia; and Peterborough, Ontario, Canada. Third-party logistics services are contracted through distribution facilities at Portland, Oregon, Birmingham, England, and Utrecht, Netherlands.

Distributors and Customers

The Company currently sells through merchant distributors that stock and redistribute carbonless sheet products globally from over 350 locations. Carbonless rolls are sold through a variety of channels including merchants, agents and directly to printer and converter customers worldwide. In North America, some carbonless rolls are sold to forms printers through merchant distributors on a drop-shipment basis. In those cases, the Company ships products from distribution centers and provides customer support while the merchant bears the credit risk of nonpayment.

The Company sells thermal papers to converters who cut and rewind large rolls into smaller rolls, print and otherwise further process the paper based on end-user needs. The Company sells security products through merchants and to other security printers who print checks, titles, certificates and other secure documents.

The five largest customers in the carbonless papers segment accounted for approximately 32% of carbonless papers net sales in 2011 and 2010, and 37% of carbonless papers net sales in 2009. The five largest customers in the thermal papers segment accounted for approximately 47% of thermal papers net sales in 2011, 43% of thermal papers net sales in 2010 and 41% of thermal papers net sales in 2009. The largest external customer in the Encapsys segment accounted for approximately 59% of Encapsys net sales (which include internal sales to the Company's carbonless papers segment) in 2011, 52% in 2010 and 28% in 2009. Sales to the Company’s largest customer accounted for approximately 7% of 2011 total company net sales, 8% of 2010 total company net sales and 9% of 2009 total company net sales.

Working Capital Practices

The Company maintains finished goods inventories sufficient to provide a high level of available stock items and next day delivery to most carbonless and thermal papers customers. Raw material inventories are maintained at levels consistent with demand for both stock and custom orders. Custom order lead times are typically less than 30 days. Accounts receivable management practices, including terms of sale, are designed to accommodate the competitive differences of each business segment and market channel.

During fourth quarter 2010, the Company changed its method of inventory accounting, for raw materials, work in process and finished goods inventories, from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. This was deemed a preferable method as the key users of the financial statements, including lenders, creditors and rating agencies, analyze results and require compliance with debt covenants using the FIFO method of accounting. Further, this conformed all of the Company's inventories to the FIFO method of accounting and promotes greater comparability with international competitors as the Company expands its global sales. All prior periods presented have been retrospectively adjusted to reflect the period-specific effects of applying the new accounting principle.

Order Backlogs

In the carbonless papers business, customers typically order from stock grades and most orders are delivered the next day. Thermal papers customers also order primarily stock grades. As of year-end 2011, the total of carbonless papers and thermal papers products ordered but not shipped was approximately 4% of annual sales volume. At 2010 year-end and 2009 year-end, products ordered but not shipped totaled approximately 4% and 5%, respectively, of total annual shipments of carbonless papers and thermal papers.

In the Encapsys business, customers typically place orders as needed and product is manufactured after orders are placed. Encapsys tends to carry very little finished goods inventory and no product backlogs.

Manufacturing

The Appleton plant, located in Appleton, Wisconsin, produces carbonless and thermal papers. The Roaring Spring, Pennsylvania mill is a nearly fully-integrated pulp and paper mill with three paper machines and produces carbonless and security products. The West Carrollton, Ohio mill produces carbonless and thermal base stock and finished carbonless and thermal paper products. The mill includes extensive recycling capabilities featuring wastepaper processing and de-inking operations. In 2007, an expansion program of approximately $125 million commenced at the mill, including installation of a state-of-the-art coater to produce thermal papers and enhancements to one of the mill’s paper machines. The project was completed in third quarter 2008.

The Encapsys business operates a state-of-the art manufacturing plant in Portage, Wisconsin. This facility produces thousands of metric tons of microencapsulated material annually. Microcapsules are used in the manufacture of carbonless papers at the Appleton, Roaring Spring and West Carrollton facilities. The Company also supplies microcapsules for other commercial applications. Encapsys research and development laboratories, marketing and administrative staff are located in Appleton.

On February 22, 2012, the Company entered into a long-term supply agreement for the purchase of carbonless and thermal base stock to be coated at the Company’s converting facilities. Under the terms of this supply agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is fifteen years. It includes successive five-year renewal terms unless either party gives notice of non-renewal at least two years prior to the expiration of the then current term.

In connection with its approval of this supply agreement, the Company’s Board of Directors authorized a plan for the Company to dispose of papermaking assets at its West Carrollton, Ohio paper mill and move more carbonless coating to the Company’s converting plant in Appleton, Wisconsin. As a result, approximately 330 jobs will be eliminated at the West Carrollton mill and approximately 50 jobs added at the Appleton facility. The Company plans to continue its thermal coating operations at the West Carrollton facility and retain approximately 100 employees. This plan is expected to result in pre-tax charges associated with this manufacturing capacity rationalization and include employee termination costs (including related pension and benefit costs), accelerated depreciation on certain equipment and other associated costs. As management has not yet finalized the specific actions to be taken, the Company is unable to make a good faith estimate of (i) the amount or range of amounts of each major type of cost that will be incurred, or (ii) the amount or range of amounts of costs that will result in future cash expenditures. In addition, management has concluded that a material charge for impairment and accelerated depreciation of certain equipment located in West Carrollton, totaling approximately $80 million to $90 million, will be required in 2012 as a result of the manufacturing rationalization plan. For further information see the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of Notes to Consolidated Financial Statements.

Raw Materials

Raw materials purchases primarily consist of base stock, chemicals, pulp and wastepaper. In 2011, those materials made up approximately 57% of the annual cost of goods sold. The largest raw material component, chemicals, comprised 25% of cost of goods sold in 2011. The next largest raw material component is base stock—rolls of uncoated paper used in the production of coated paper products. Base stock is acquired from multiple sources pursuant to purchase agreements which establish pricing and volume targets. These agreements mitigate exposure to significant pricing cycles common for pulp and commodity paper products. Total base stock purchases in 2011 comprised 18% of cost of goods sold.

The Company is party to a significant base stock supply agreement which was signed in June 2010 and expires on December 31, 2012. Purchases under this agreement were approximately 56% of total 2011 base stock purchases. On February 22, 2012, the Company entered into a new long-term supply agreement with this supplier for the purchase of carbonless and thermal base stock for coating at the Company’s converting facilities. Under the terms of this supply agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is fifteen years. It includes successive five-year renewal terms unless either party gives notice of non-renewal at least two years prior to the expiration of the then current term. Prices to be paid by the Company are subject to certain rebates and certain adjustments during the term of the agreement based on volume, changes to raw material pricing, freight prices and productivity gains. The supplier has agreed to be competitive in terms of price, delivery, quality and services. For further information see the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of Notes to Consolidated Financial Statements.

Approximately 16% of cost of goods sold in 2011 was for pulp, wood and wastepaper used in the Roaring Spring and West Carrollton paper mills. While pulp and wastepaper prices are subject to swings in the supply and demand cycle for pulp and commodity papers, the Company seeks to reduce the impact of those swings by negotiating price and volume agreements for pulp and by purchasing wastepaper through a national broker.

The Company uses many specialty raw materials which are designed and manufactured to work best with its products and manufacturing processes. The Company makes purchasing decisions based upon quality, service, value and long-term strategic importance. There are long-term agreements with key suppliers designed to ensure stable and consistent supply, to promote joint development and engineering of new raw materials and products, to enhance total value to customers and to protect mutual strategic interests.

Employees

As of March 1, 2012, the Company employed 1,824 persons, of whom, 1,182 were covered by union contracts. Manufacturing employees at the Company’s major manufacturing facilities in Appleton, Roaring Spring and West Carrollton are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”). Represented employees at the Appleton facility ratified a three-year labor agreement in December 2011. The labor contract at the Roaring Spring facility expired in November 2011 and negotiations are currently underway to ratify a new labor agreement. The labor contract at the West Carrollton facility expires in April 2012.

USW also represents employees at the Appleton, Camp Hill and Kansas City distribution centers. Employees at the Peterborough, Ontario, Canada facility are represented by Independent Paperworkers of Canada. Employees at the Portage, Wisconsin plant and other distribution centers in Georgia, Ohio and California are not represented.

The Company has enjoyed good labor-management relations over an extended period of time. There have been no work stoppages over the last 30 years. This long-term relationship has been critical in developing efficient manufacturing sites and a workforce that is highly committed to the Company’s success.

Intellectual Property

As part of the acquisition of the business from NCR in 1978, the Company obtained a 100-year license to use forms of the NCR PAPER* trademark in branding for carbonless products. The Company also licenses technology from other companies covering non-critical articles of manufacture, manufacturing processes or materials used in such processes. The Company does not believe that any single patent or patent application is material to the Company’s business or operations. The Company believes that the patent duration is consistent with its business needs.

Environmental
General

The Company’s operations are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations. These include laws and regulations governing emissions of air pollutants, discharges of wastewater and storm water, storage, treatment and disposal of materials and waste, remediation of soil, surface water and groundwater contamination and liability for damages to natural resources. In addition, the Company is also governed by laws and regulations relating to workplace safety and worker health which, among other things, regulate employee exposure to hazardous chemicals in the workplace.

Compliance with environmental laws and regulations is an important facet of the business. The Company expects to incur capital expenditures of approximately $1.6 million in 2012 and a total of approximately $7.8 million from 2013 through 2017 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. The Company expects to continue to incur expenditures after 2017 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements.

The Company is subject to strict and, under some circumstances, joint and several liability for the investigation and remediation of environmental contamination, including contamination caused by other parties, at properties that it owns or operates and at properties where the Company or its predecessors have arranged for the disposal of regulated materials. As a result, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The Company could be involved in additional proceedings in the future and the total amount of these future costs and other environmental liabilities may be material. Appleton has been named a potentially responsible party, or PRP, at one site for which its liability may be significant, the Lower Fox River site, which is described below.

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

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, the Company believes that it may be necessary to undertake remedial action in the future, although the Company is currently under no obligation to do so. The Company has not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. The cost for remedial action, which could include installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River, was estimated in 2001 to range up to approximately $10.5 million, with approximately $3 million in short-term capital costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill property, the Great Miami River remediation and the Company’s share of these remediation costs, if any, and since the Company is currently under no obligation to undertake remedial action in the future, no provision has been recorded in its financial statements for estimated remediation costs. In conjunction with the acquisition of PDC by the ESOP in 2001, and as limited by the terms of the purchase agreement, AWA agreed to indemnify the Company for 50% of all environmental liabilities at the West Carrollton mill up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owners and operators of the West Carrollton mill may be liable for all or part of the cost of remediation of historic PCB contamination.

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

Remedial Action. The EPA and the Wisconsin Department of Natural Resources (“DNR”) issued two Records of Decision (“RODs”) in 2003, estimating the total costs for the Lower Fox River remedial action at approximately $400 million. Other estimates obtained by the PRPs range from a low of $450 million to as much as $1.6 billion. More recent estimates place the cost to remediate operable units 2-5 between $594 million and $900 million.

The EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River pursuant to which certain of the PRPs commenced remediation in 2008. Remediation activities are continuing and the PRPs are negotiating to obtain additional funding to complete the work plan.

Litigation. As part of the funding effort, NCR and Appleton filed a lawsuit in January 2008 in federal court against various defendants, including other PRPs and certain municipalities, to require contribution to the cost of cleaning up PCB-contaminated sediment in the Fox River. In December 2009, the court granted the defendants’ motion for summary judgment dismissing the claim. In February 2011, the same court granted the defendants' motion for summary judgment determining NCR and Appleton are responsible for costs associated with the remedial action and natural resource damages ("NRDs") on the Fox River to the extent these costs were not reimbursed by insurance. On September 30, 2011, the court clarified its February 2011 ruling indicating the defendants could recover costs incurred for NRD claims. NCR and Appleton intend to appeal these decisions.

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

In June 2011, the EPA and DNR filed a motion for Preliminary Injunction seeking to expand the scope of work on the Fox River for 2011. The court denied the motion for Preliminary Injunction on July 5, 2011 and indicated in the decision that it was unlikely that the US could show that Appleton is liable as a PRP under CERCLA. Appleton filed a motion for summary judgment on July 28, 2011 requesting the court determine that Appleton is not liable as a PRP under CERCLA and that all claims against Appleton in the Government Case be dismissed with prejudice. The court denied the motion for summary judgment on December 19, 2011, and Appleton filed a motion for reconsideration on January 10, 2012.

Natural Resource Damages. In 2000, the U.S. Fish & Wildlife Service (“FWS”) released a proposed plan for restoring natural resources injured by PCBs. The plan estimates NRDs will fall in the range of $176 million to $333 million for all PRPs. However, based on settlements of NRD claims to date, which have been substantially less than original estimates, Appleton anticipates the actual costs of NRD claims will be less than the original estimates provided by FWS.

Interim Restoration and Remediation Consent Decree. NCR and Appleton collectively paid $41.5 million for interim restoration and remediation efforts pursuant to a 2001 consent decree with various governmental agencies (the “Intergovernmental Parties” or “IGP”). In addition, NCR and Appleton collectively paid approximately $750,000 toward interim restoration efforts and the preparation of a progress report pursuant to a 2006 consent decree with the IGP. NCR and Appleton also paid $2.8 million in 2007 to fund a land acquisition in partial settlement of NRD claims. Neither of the consent decrees nor the land acquisition constitutes a final settlement or provides protection against future claims; however, NCR and Appleton will receive full credit against remediation costs and NRD claims for all monies expended.

Appleton’s Liability. CERCLA imposes liability on parties responsible, in whole or in part, for the presence of hazardous substances at a site. Under circumstances prescribed in CERCLA rules, both current and prior owners and operators of a facility may be determined to have liability. While any PRP may be held liable for the entire cleanup of a site, the final allocation of liability among PRPs generally is determined by negotiation, litigation or other dispute resolution processes.

Appleton purchased the Appleton plant and the Combined Locks paper mill from NCR in 1978, long after the use of PCBs in the manufacturing process was discontinued. Nonetheless, the EPA named both NCR and Appleton as PRPs in connection with remediation of the Lower Fox River. Appleton maintains the EPA erred in naming Appleton as a PRP as that term is defined in CERCLA. Separately, Appleton is obligated to share defense and liability costs with NCR as determined by a 2006 arbitration.

The 2000 FWS study offered a preliminary conclusion that discharges from the former NCR properties were responsible for 36% to 52% of the total PCBs discharged. NCR and Appleton have obtained independent historical and technical analyses which suggest the percentage of PCBs discharged from the former NCR properties is less than 20% of the total PCBs discharged, and more recent analyses suggest the percentage is only 8% to 10%. These estimates have not been finalized and are not binding on the PRPs.

A portion of NCR’s and Appleton’s potential liability for the Lower Fox River may be joint and several. In the future, if one or more of the other PRPs were to become insolvent or unable to pay its respective share(s) of the potential liability, NCR and Appleton could be responsible for a portion of its share(s). Based on legal analyses and ongoing reviews of publicly available financial information, Appleton believes that other PRPs will be required, and have adequate financial resources, to pay their shares of the remediation and NRD claims for the Lower Fox River.

    Appleton's liability could also be affected by the outcome of a trial that commenced in February 2012. At issue is whether NCR can be held responsible for remediation costs in operable unit 1 of the Lower Fox River under the theory of arranger liability. While Appleton is not named in this litigation, if NCR is unsuccessful, Appleton may be required to share in the liability under the 2006 arbitration.

Estimates of Liability. Appleton cannot precisely estimate its ultimate share of liability due to uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of NRD assessments, the evolving nature of remediation and restoration technologies and governmental policies and NCR’s and Appleton’s share of liability relative to other PRPs. Although Appleton believes that it has already paid more than its estimated share of the liability based on the assumptions below, Appleton anticipates it will fund a portion of the cleanup costs and other spending for 2012. Accordingly, at December 31, 2011, the reserve for Appleton's liability for the Lower Fox River was $46.0 million. Interim legal determinations may periodically obligate Appleton to fund portions of the cleanup costs to extents greater than Appleton’s ultimate share as finally determined, and in such instances, Appleton may reserve additional amounts (including appropriate reimbursement under its indemnification agreements as discussed below).

The following assumptions were used in evaluating Appleton’s Lower Fox River liability:

•	Estimated remaining remediation and administration costs of approximately $400 million for operable units 2 – 5, based on the most recent work plans;

•	Technical analyses contending that discharges from the Appleton plant and the Combined Locks mill represent 8% to 10% of the total PCBs discharged by the PRPs;

•	Appleton’s responsibility for over half of the claims asserted against NCR and Appleton, based on Appleton’s interim settlement agreement with NCR and the arbitration determination; and

•	legal fees and other expenses.

Although Appleton believes its recorded environmental liability reflects its best estimate of liabilities associated with the Lower Fox River for 2012, the government is contesting the planned level of 2012 remediation activities.

AWA Indemnification. Pursuant to two indemnification agreements entered in 2001, Arjo Wiggins Appleton Ltd, now known as Windward Prospects Ltd (“AWA”), agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims, which are defined in the agreements as the Fox River Liabilities.

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA. As of December 31, 2011, AWA has paid $260.3 million in connection with Fox River Liabilities. At December 31, 2011, PDC's total indemnification receivable from AWA was $46.0 million, all of which is recorded in other current assets. At December 31, 2011, the total Appleton indemnification receivable from PDC was $46.0 million, all of which is recorded in other current assets.

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy provided up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. The insurance policy was held by Arjo Wiggins Appleton Bermuda Ltd ("AWAB"), a special purpose entity in which the Company is a minority shareholder. An AWA affiliate is the only other shareholder in this entity. The Company determined that this entity is not a Variable Interest Entity and there is no requirement to include this entity in its consolidated financial results. As of December 31, 2011, there was no remaining coverage on the policy.

In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009. The insurers appealed the final judgment. In June 2010, the Wisconsin Court of Appeals upheld the final judgment. Settlements have been negotiated between the insurers and Appleton. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. During 2010, Appleton recorded an $8.9 million receivable, representing settlements to be received in excess of amounts reimbursable to AWA, in the Consolidated Balance Sheet as of January 1, 2011. During 2011, Appleton received $6.2 million of these funds. The remaining receivable is included in other current assets of the Consolidated Balance Sheet as of December 31, 2011. An $8.9 million environmental expense insurance recovery was also recorded as a separate line item within operating income on the Consolidated Statement of Operations for the year ended January 1, 2011.

The indemnification agreements negotiated with AWA are designed to ensure that Appleton will not be required to fund any of the indemnified costs and expenses in relation to the Fox River Liabilities. This arrangement is working as designed and is expected to continue to protect Appleton with respect to the indemnified costs and expenses, based on Appleton’s review of the financial condition of AWA and estimates of Appleton’s ultimate liability. As earlier noted, Appleton's ultimate liability could prove to be significantly larger than the recorded environmental liability and potentially could exceed the financial capability of AWA. In the event Appleton is unable to secure payment from AWA or its former parent companies, Appleton may be liable for amounts related to the Lower Fox River and these amounts may be material to Appleton.

Item 1A.                      Risk Factors

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seek” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address the Company’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that it expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control, which could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed below. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, undue reliance should not be placed on the forward-looking statements. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company is subject to substantial costs and potential liabilities relating to environmental regulation and litigation.

The Company is subject to comprehensive and frequently changing laws and regulations enacted by various federal, state and local authorities concerning the impact of the environment on human health, the limitation and control of emissions and discharges into the air, ground and waters, the quality of ambient air and bodies of water and the handling, use and disposal of specified substances. Financial responsibility for the cleanup or other remediation of contaminated property or for natural resource damages can extend to previously-owned or used properties, waterways and properties owned by unrelated companies or individuals, as well as properties currently owned and used by the Company, regardless of whether the contamination is attributable entirely to prior owners. As described in the following risk factor, Appleton has been identified as a potentially responsible party, or PRP, for remediation and alleged natural resource damages related to the Lower Fox River and Green Bay system, which the Company collectively refers to as the “Lower Fox River.” In addition, the Company makes capital expenditures and incurs operating expenses for environmental obligations and matters arising from its daily operations.

Including the Lower Fox River, Appleton had approximately $46.0 million of accrued liabilities as of December 31, 2011, for estimated or anticipated liabilities and legal and consulting costs relating to environmental matters arising from past operations. As of December 31, 2011, PDC had approximately $46.0 million of indemnification receivables from its former parent company, AWA, with which to indemnify Appleton. While the accrued liabilities reflect its estimate of the cost of these environmental matters, the amount that the Company has accrued may be inadequate. In addition, the Company may be named as a PRP at other sites in the future and the costs associated with such future sites may be material. The Company expects environmental laws and regulations and the interpretation and enforcement of those laws and regulations to become increasingly stringent and to further limit emission and discharge levels and to increase the likelihood and cost of environmental cleanups and related activities. All of these factors are likely to increase the Company’s operating expenses, require continuing capital expenditures and adversely affect the operating flexibility of its manufacturing operations and may require indeterminable and significant additional expenditures in connection with such compliance.

Appleton has been named as a potentially responsible party related to the Lower Fox River.

Appleton has been named by the EPA as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Appleton has been named a PRP because of discharges of polychlorinated biphenyls, or PCBs, into the Lower Fox River from its Appleton plant in the 1950s, 1960s and 1970s and because of discharges from the Appleton Coated paper mill in Combined Locks, Wisconsin. Appleton purchased the Appleton plant and the Combined Locks paper mill from NCR in 1978, long after the use of PCBs in the manufacturing process had been discontinued. Nonetheless, the EPA named both NCR and Appleton as PRPs in connection with remediation of the Lower Fox River. Appleton maintains the EPA erred in naming Appleton as a PRP as that term is defined in CERCLA. Separately, Appleton is obligated to share defense and liability costs with NCR as determined by a 2006 arbitration. NCR and Appleton could be liable for a significant portion of the costs of remediating the PCBs that remain in the Lower Fox River. These costs could be material to the Company’s financial position. The EPA and DNR issued two Records of Decision (“RODs”) in 2003 estimating the total costs for the Lower Fox River remedial action at approximately $400 million. Other estimates obtained by the PRPs range from a low of $450 million to as much as $1.6 billion. More recent estimates place the cost to remediate operable units 2-5 between $594 million and $900 million. Various government agencies are also asserting that NCR and Appleton and the other PRPs are liable for natural resource damages caused by the PCBs. In 2000, the U.S. Fish & Wildlife Service estimated that total natural resource damages would be in a range between $176 million to $333 million for all PRPs in the aggregate.

In November 2007, the EPA issued an administrative order directing the PRPs to implement the remedial action of the Fox River pursuant to which certain of the PRPs commenced remediation in 2008. In October 2010, the United States of America (“US”) and the State of Wisconsin (“SOW”) filed a lawsuit on behalf of the EPA and the DNR, respectively, against ten companies, including Appleton, and two municipalities seeking recovery of unreimbursed response costs and natural resource damages as well as a declaratory judgment that the defendants are liable for future response costs related to the Lower Fox River.

Appleton cannot precisely estimate its ultimate share of liability for the Lower Fox River due to uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of natural resource damage assessments, the evolving nature of remediation and restoration technologies and governmental policies and NCR’s and Appleton’s share of liability relative to other PRPs. Although Appleton believes that it has already paid more than its estimated share of the liability, Appleton anticipates it will fund a portion of the cleanup costs and other spending for 2012. Accordingly, at December 31, 2011, the reserve for Appleton's liability for the Lower Fox River was $46.0 million. Interim legal determinations may periodically obligate Appleton to fund portions of cleanup costs to extents greater than Appleton’s ultimate share as finally determined, and in such instances, Appleton may reserve additional amounts.

Although Appleton believes its recorded environmental liability reflects its best estimate of liabilities associated with the Lower Fox River for 2012, the government is contesting the planned level of 2012 remediation activities. Therefore, Appleton’s liabilities associated with the Lower Fox River could materially adversely affect its business, financial condition and results of operations.

Appleton’s former parent, AWA, may fail to comply with its indemnification obligations related to the acquisition of Appleton.

As amended in, and as limited by the terms of the purchase agreement relating to the acquisition of Appleton, AWA and two of its affiliates have agreed to indemnify PDC and Appleton for certain losses resulting from (1) inaccuracies in the environmental representations and warranties made by AWA and its affiliates, (2) certain known environmental matters that existed at the closing of the acquisition, (3) environmental matters related to the businesses of Newton Falls, Inc., Appleton Coated LLC and several other of the Company’s former affiliates and subsidiaries and (4) environmental matters relating to the real property on which the Company’s former Camp Hill, Pennsylvania plant and the Company’s current distribution center are located that existed prior to its sale of the Camp Hill plant to a third party.

AWA has also agreed, subject to certain limitations, to indemnify Appleton and PDC for specified environmental liabilities relating to the contamination of the Lower Fox River. If the indemnified matters result in significant liabilities for the Company, and AWA and/or its affiliates are unable or unwilling to honor these indemnification obligations, the Company could be required to pay for these liabilities, which could materially adversely affect its business, financial condition and results of operations.

Future greenhouse gas/carbon regulations or legislation and future Boiler Maximum Achievable Control Technology (“MACT”) regulations could adversely affect the Company’s costs of compliance with environmental laws.

In 2009, the EPA finalized its finding that greenhouse gas (“GHG”) emissions endanger the public health and welfare. Since then, the EPA has finalized rules to regulate GHG emissions under the federal Clean Air Act. Also in 2009, several bills were introduced in the U.S. Congress concerning climate change and the emission into the environment of carbon dioxide and other GHGs. If there is legislation, it may take the form of a cap and trade program and the Company may then be required, among other things, to purchase allowances or offsets to emit GHGs or other regulated pollutants or to pay taxes on such emissions. In April 2010, the EPA proposed three related air rules commonly known as the Industrial Boiler MACT under the Clean Air Act. These air rules have been finalized by the EPA, but it is still uncertain what the actual final rules will look like as the EPA has opened up portions of the rules for reconsideration and public comment. The Company is currently analyzing the new draft rules, but because of the uncertainty surrounding these rules, at this time there is no basis for estimating the effect of such legislation or regulations on the costs the Company will incur to comply with environmental laws, although the Company is investigating ways to reduce carbon emissions as well as complying with the proposed Boiler MACT.

The Company has a substantial amount of indebtedness outstanding and, as a result, it is operating as a highly leveraged company.

The Company’s total debt at December 31, 2011, was approximately $511.8 million. For a description of the components of the Company’s debt see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 11 of the Notes to Consolidated Financial Statements. This large amount of indebtedness could:

•           make it more difficult for the Company to satisfy its financial obligations with respect to the asset-backed revolving credit facility, as amended, the senior secured first lien notes, the second lien notes, and senior subordinated notes;

•           require the Company to dedicate a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions, research and development or general corporate activities;

•           limit the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, research and development or general corporate purposes and

•           limit the Company’s flexibility in planning for, or reacting to, changes in its businesses and the industries in which it operates.

Furthermore, although the Company’s ability to borrow money is restricted by the terms of its various debt agreements, it may be possible for the Company to incur even more debt and, if it does so, these risks could intensify.

The Company’s ability to service its debt is dependent on its future operating results and the Company cannot be sure that it will be able to meet its debt obligations as they come due.

The Company’s ability to meet its payment obligations, relating to its indebtedness, is subject to a variety of factors, including, for example, changes in:

•           demand for and selling prices of the Company’s products;

•           competition;

•           costs of raw materials and operating costs;

•           the rate of decline in sales of carbonless paper products;

•           environmental regulations and

•           general economic conditions.

The Company expects to use cash flow from operations to pay its expenses and scheduled interest and principal payments due under its outstanding indebtedness. Its ability to make these payments depends on its future performance, which is affected by financial, business, economic and other factors, many of which the Company cannot control. The recent recession and credit crisis and related turmoil in the global financial system has had and may continue to have an adverse effect on the Company’s business, financial condition, results of operations and cash flows. Consequently, its business may not generate sufficient cash flow from operations in the future and its anticipated growth in revenue and cash flow may not be realized, either or both of which could result in the Company being unable to repay or pay interest on its indebtedness or to fund other liquidity needs. If the Company does not have enough money, it may be required to refinance all or part of its then-existing debt, sell assets or borrow more money. The Company cannot make any assurances that it will be able to accomplish any of these alternatives on terms acceptable to it, or at all. In addition, the terms of existing or future debt agreements, including the indenture governing the notes and the revolving credit facility, as amended, may restrict the Company from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could significantly adversely affect the value of its indebtedness and its ability to pay the amounts due. In addition, if the Company defaults in the payment of amounts due, it would give rise to an event of default under the note indentures and possible acceleration of amounts due under its outstanding indebtedness. In the event of any acceleration, there can be no assurance that the Company will have enough cash to repay its outstanding indebtedness.

Compliance with the covenants relating to the Company’s indebtedness may limit its operating flexibility.

Certain of the Company’s debt agreements contain provisions that require the Company to maintain specified financial ratios as such items are defined in the debt agreements. The Company’s ability to comply with the financial covenants in the future depends on further debt reduction and achieving forecasted operating results. However, with the volatility being experienced in the current economic environment, it can be difficult to predict the ultimate impact of current economic trends on the Company’s future operating results. Given the uncertain global economies, continued constraints in the credit markets and other market uncertainties, there are various scenarios, including a reduction from forecasted operating results, under which the Company could violate its financial covenants. The Company’s failure to comply with such covenants or an assessment that it is likely to fail to comply with such covenants, could also lead the Company to seek amendments to or waivers of the financial covenants. No assurances can be provided that the Company would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

The market for the primary product in the Company’s carbonless papers segment, carbonless paper, may decline more rapidly than anticipated.

The Company’s carbonless papers segment, of which the primary product is carbonless paper, accounted for 61% of net sales in 2009, 56% of net sales in 2010 and 53% of net sales in 2011. The Company’s total sales volume of carbonless paper products decreased approximately 11% from 2010 to 2011 despite an increase of approximately 4% from 2009 to 2010 due to increased market share. The Company believes the worldwide carbonless market is declining as users switch to alternative modes of communication and technologies that do not use impact printing to create images. The Company expects that its total sales volume of carbonless paper products will continue to decline at rates that are consistent with the decline rate of the overall market. If the decline in the Company’s sales of carbonless paper products accelerates, or if it is unable to maintain the prices of its carbonless paper products or if it is unable to offset reductions in carbonless papers sales with increased sales of thermal papers or other products, then the Company’s business, financial condition and results of operations may be materially adversely affected.

The Company may be unable to develop and introduce new and enhanced products.

The Company’s success in developing new products will depend in large part on its ability to use its existing technical and manufacturing capabilities and knowledge in the development and introduction of new, value-added products targeted at new markets and customers. If the Company is unable to utilize its capabilities or, properly identify and address the evolving needs of targeted customers and markets, the Company’s ability to capture and develop new business opportunities will be limited. In addition, if the revenue and profits generated by new products are not sufficient to replace the anticipated decline in revenue and profits generated by carbonless products, then the Company’s business, financial condition and results of operations may be materially adversely affected.

The Company’s ability to compete effectively in the marketplace depends, in large part, on its ability to continually improve productivity and reduce operating costs.

The Company must continually strive to improve the productivity and cost structure of its manufacturing operations and the efficiency of its support services in order to offer products that are priced competitively and deliver an attractive value proposition to its customers. The Company sets specific productivity and cost reduction goals each year for each of its production facilities and key staff functions. Accomplishing these goals is essential to its near-term competitiveness and long-term financial viability. If the Company fails to reach these goals, it may experience an erosion of its profit margins, a decline in net sales or both, which could negatively affect its ability to service its debt and invest in the future growth of its business segments.

The Company currently relies on a relatively small number of customers to generate a significant amount of its net sales from each of its various businesses.

The five largest customers in the carbonless papers segment accounted for approximately 32% of carbonless papers net sales in 2011 and 2010 and 37% of carbonless papers net sales in 2009. The five largest customers in the thermal papers segment accounted for approximately 47% of thermal papers net sales in 2011, 43% of thermal papers net sales in 2010 and 41% of thermal papers net sales in 2009. The largest external customer in the Encapsys segment accounted for approximately 59% of Encapsys net sales (which include internal sales to the Company carbonless papers segment) in 2011, 52% of Encapsys net sales in 2010 and 28% in 2009.

Many of the Company’s customers are under no obligation to purchase its products in the future. Furthermore, some of the Company’s customers have become insolvent or financially distressed in recent years. If the Company loses one or more of its significant customers (e.g., to a competitor or as a result of their being acquired by a customer of a competitor) or any of the Company’s significant customers experience financial difficulty, then its business, financial condition and results of operations may be materially adversely affected.

The Company currently relies on a small number of third parties to supply several of the key raw materials used to produce its products.

The Company’s business depends upon the availability of key raw materials, including base stock and certain chemicals. In 2011, the Company purchased approximately $114 million of base stock from external suppliers. The Company relied on a single external supplier for approximately 86% of the base stock it purchased in 2011 to produce carbonless paper products, and a single external supplier for approximately 50% of the base stock the Company purchased in 2011 to produce thermal papers. For some of the key chemicals the Company uses in its products, it relies on one or two suppliers. If there is a disruption in the supply of raw materials, including the chemicals that the Company needs to produce its carbonless papers and thermal papers, then the Company may be required to purchase these raw materials from alternative sources, which may result in a significant increase in its operating costs. Included in these increased costs would be development costs associated with qualifying new raw materials and suppliers. The Company may not be able to procure carbonless base stock, thermal base stock, key chemicals or other raw materials from alternative suppliers in the future in amounts sufficient to meet its needs or at prices consistent with historical prices.

On February 22, 2012, the Company entered into a long-term supply agreement for the supply of carbonless and thermal base stock to be coated at the Company’s converting facilities. Under the terms of this supply agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is fifteen years. Related to this supply agreement, the Company’s board of directors approved a plan to dispose of the papermaking operations at the Company's West Carrollton, Ohio facility, thereby eliminating the Company’s capacity to manufacture base stock in West Carrollton. For further information see the disclosures in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of Notes to Consolidated Financial Statements. This agreement will have the effect of reducing the number of raw material suppliers to the Company and increasing the Company’s dependence on key suppliers. Should this supplier of base stock fail to supply quantities ordered by the Company, the Company may not be able to procure alternate sources of carbonless and thermal base stock in quantities sufficient to meet customer requirements or at prices comparable to the terms under this supply agreement.

The lack of available alternative suppliers could subject the Company to significant cost increases and manufacturing delays and its business, financial condition and results of operations may be materially adversely affected.

The cessation of papermaking and transition to base stock supplied under the long-term supply agreement noted above may take longer or cost more than planned.

The Company has developed preliminary plans to cease papermaking operations in West Carrollton and transition to replacement base stock supplied under the long-term supply agreement noted above. Though management has not yet finalized the specific actions to be taken, the Company expects to incur substantial costs to effect the transition over a defined period and anticipates it will be able to fund those costs with manufacturing cost savings, working capital reductions and normal operations. However, the success of the transition depends on the ability of this supplier to manufacturer paper that meets the Company’s specifications, the ability of the Company to successfully coat the replacement base stock to meet the requirements of the Company’s customers, and acceptance of the products by customers and the successful use in their businesses. If difficulties develop in the transition process, the time and expense associated with the transition may expand beyond planned periods and amounts and the Company's business, financial condition and results of operations may be materially adversely affected.

The global credit market crisis and economic weakness may adversely affect the Company’s customers and suppliers.

Global financial and credit markets recently have been extremely unstable and unpredictable. Worldwide economic conditions have been weak and may deteriorate further. The instability of the markets and weakness of the global economy could affect the demand for the Company’s customers’ products, the amount, timing and stability of their orders from the Company, the financial strength of its customers and suppliers, and/or the Company’s suppliers’ and customers’ ability to fulfill their obligations to the Company. These factors could materially adversely affect its business, financial condition and results of operations.

The Company has competitors in its various markets and it may not be able to maintain prices and margins for its products.

The Company faces strong competition in all of its business segments. Its competitors vary in size and the breadth of their product offerings and some of its competitors have significantly greater financial, technical and marketing resources than the Company does. Regardless of the continuing quality of the Company’s primary products, the Company may be unable to maintain its prices or margins due to:

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

The Company’s inability to compete effectively or to maintain its prices and margins could have a material adverse effect on its earnings and cash flow.

The Company competes based on a number of factors, including price, product availability, quality and customer service. Additionally, the Company competes with domestic production and imports from Europe and Asia. In 2007, the Company filed antidumping petitions against imports of certain lightweight thermal paper (“LWTP”) from China, Germany and Korea and a countervailing duty petition against such imports from China. In 2008, the U.S Department of Commerce (“Department”) issued its final determination, affirming that certain Chinese producers and exporters of LWTP sold the product in the U.S. at prices below fair value, imposing final duties of 19.77% to 115.29%, and that German producers and exporters sold the product in the U.S. at prices below fair value and imposed final duties on those imports of 6.5%. In addition, for all but one Chinese producer, the Department imposed countervailing duties of between 13.17% and 137.25%. In 2008, the U.S. International Trade Commission (“ITC”) determined the U.S. industry producing LWTP is threatened with material injury due to unfairly traded imports from China and Germany, and final duties went into effect in 2008. These duties do not have a direct impact on the Company’s net income.

A German manufacturer filed an appeal of the ITC determination to the U.S. Court of International Trade (“CIT”). The appeal was decided in favor of the Company in 2009,  and the German manufacturer filed a further appeal to the U.S. Court of Appeals for the Federal Circuit (“CAFC”). In 2011, the CAFC remanded the matter for further consideration by the ITC, and the ITC upheld its original determination. In January 2012, the CIT upheld the ITC’s decision on remand, and the German manufacturer filed another appeal of the matter to the CAFC.

In addition, for each of the three 12-month periods following implementation of the final duties, the Company and the German manufacturer have filed requests for administrative review with the Department, seeking to modify the amount of the duties based on the market practices during each respective 12-month period. In 2011, the Department issued a final determination in the first 12-month review period, resulting in a dumping margin of 3.77 percent for imports from the German manufacturer for the period from November 2008 to October 2009. The German manufacturer has appealed the first review determination to the CIT. Upon final resolution of the appeal, the second administrative review and the third administrative review, certain of the duties could be reduced, increased or eliminated.

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

Also during 2010, the Mexican government passed legislation requiring all businesses in Mexico to file their invoices electronically with the government when the transactional value of the invoice is greater than 2000 pesos. In January 2011, this legislation became effective. This legislation allows a phase-in period whereby companies can still use paper invoices for up to two years as long as they obtained prior approval from the government to continue to print sequentially numbered invoices during this phase-in period. The legislation also permitted companies to begin the transition to electronic invoicing prior to the effective date of the legislation. This legislation provides that once a company agrees to offer one of its customers the option of receiving electronic invoices then it needs to extend this option to all customers and thereby no longer issue paper invoices. During 2011, the Company experienced a decline in its carbonless rolls business in Mexico as a result of this government-legislated electronic invoicing. As there was a two-year phase in, the Company continues to monitor this risk and how it will impact the carbonless business during 2012. Other multipart documents, including delivery notices, order acknowledgments and other administrative documents, were not addressed in the legislation.

Continued volatility of raw materials costs may adversely impact the Company’s margins for its products.

In recent years, the Company has experienced greater volatility in raw materials costs, which comprise a significant portion of the Company’s operating costs. The Company endeavors to recover cost increases through continuous improvements in its business operations and product formulations and through selected price increases. However, the effects of rising raw materials costs on margins are difficult to match in precise amount or timing with offsetting price increases or cost reduction activities. To the extent the Company is unable to offset raw materials cost inflation, margins for products may be adversely impacted.

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

PDC could realize significant tax savings during profitable years due to the subchapter S corporation status. However, if, for any reason, it lost its subchapter S corporation status, or any of its qualified subchapter S subsidiaries loses its qualified subchapter S subsidiary status, it would be required to pay U.S. federal and certain state and local income taxes, thereby reducing the amount of cash available to repay debt or reinvest in the Company’s operations, which could have a material adverse effect on its earnings and cash flow. Similarly, if the plan does not qualify as an ESOP and becomes subject to tax on its share of the subchapter S corporation’s income, the Company would have to distribute cash to the ESOP trust to enable it to pay the resulting taxes, again reducing the amount of cash available to repay debt or to be reinvested in its operations.

The Company’s underfunded pension plans require future pension contributions which could limit flexibility in managing the Company.

The total projected benefit obligation of Appleton’s defined benefit pension plans exceeded the fair value of the plan assets by $125.8 million at December 31, 2011. The Company contributed $18.0 million to the pension plan in 2011 and $15.0 million to the pension plan in 2010. The Company is forecasting a contribution of $25 million in 2012. Among the key assumptions inherent in the actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, the pension plan obligation could increase materially. The size of future required pension contributions could result in the Company dedicating a substantial portion of its cash flow from operations to making the contributions which could materially adversely affect its business, financial condition and results of operations.

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

Future legislation or regulations intended to reform pension and other employee benefit plans could adversely affect the Company’s ability to repay its debt, reinvest in its operations or grow its business through new product development or through acquisitions.

From time to time in recent years, legislators and agencies of the executive branch have formulated or suggested various legislative proposals that would affect employee benefit plans. If legislation is adopted that requires the Company to lift restrictions on sales of PDC common stock held in participants’ KSOP accounts, or that limits the amount of PDC common stock that may be held by the KSOP, then the Company may be required to fund the repurchase of substantial amounts of PDC common stock or take some other action restrictive to its finances. These repurchases or other restrictive actions could reduce the amount of cash available to repay debt, reinvest in its operations or grow its business through new product development or through acquisitions. In addition, these repurchases could violate covenants under the Company’s outstanding debt agreements, which could lead to a default under those agreements.

PDC’s legal obligations to repurchase common stock from employees and former employees may lead to a default under the agreements governing the Company’s indebtedness or may constrain the Company's ability to make necessary reinvestments in its operations or invest in new business opportunities.

 It may be necessary for Appleton to make significant distributions to PDC in order for PDC to satisfy its share repurchase obligations, under the Employee Retirement Income Savings Act of 1974, or ERISA, and the terms of the KSOP, to current and former employees who are participants in the ESOP. PDC incurs obligations to ESOP participants, when they retire or otherwise terminate employment, to repurchase shares of PDC. The ESOP allows PDC to satisfy its share repurchase obligations by installment payments and PDC currently satisfies its share repurchase obligations to former participants by making five equal annual installment payments. The ESOP also has obligations to permit certain participants to diversify the investment of a portion of their ESOP account, which would otherwise be invested in shares of PDC stock. However, the agreements governing the Company’s indebtedness contain limitations on its ability to satisfy the repurchase obligations. The amount of PDC’s repurchase obligations may at any time exceed these limitations and Appleton may elect to, or be forced to, help PDC meet its obligations. Further, PDC, as a guarantor of the Company’s indebtedness, may also be limited to some extent from making payments to the ESOP or its beneficiaries by the terms of its and the Company’s indebtedness.

As a result of PDC’s legally imposed repurchase obligations, Appleton and/or PDC may be forced to violate the distribution and/or payment limitations contained in the agreements relating to its and the Company’s indebtedness, which may ultimately result in defaults under the agreements and the notes. Defaults on any of its indebtedness could result in acceleration of its indebtedness and cause the Company to dispose of its assets or declare bankruptcy and, as a result, it may not have sufficient funds to satisfy its obligations under the notes.

Moreover, PDC's legally imposed repurchase obligations are expected to consume a significant portion of the Company's cash flows from operations. After satisfying repurchase obligations and required debt repayments, the Company's remaining cash flow may be insufficient to make required reinvestments in its existing business or to invest in potentially desirable new business opportunities.

Item 1B.                      Unresolved Staff Comments

None.

Item 2.                      Properties

The Company owns or leases the facilities reflected in the table below. The Company believes that its plants and facilities have been well maintained, are in good condition, are suitable for their respective operations and provide sufficient capacity to meet production requirements.

Location	Description	Approximate Square Footage	Status
Appleton, Wisconsin (Wisconsin Ave.)	Headquarters Offices and Manufacturing Plant	1,157,000	Owned
Portage, Wisconsin	Capsule Manufacturing Plant	73,000	Owned
Roaring Spring, Pennsylvania	Pulp and Paper Mill	636,000	Owned
West Carrollton, Ohio	Paper Mill	758,000	Owned
Appleton, Wisconsin (East Warehouse Road)	Warehouse	272,000	Lease expires 11/30/12
Appleton, Wisconsin (Kensington Drive)	Distribution Center	357,000	Lease expires 12/31/12
Monroe, Ohio	Distribution Center	220,000	Lease expires 4/30/16
Camp Hill, Pennsylvania	Distribution Center	212,000	Lease expires 12/31/13
Ontario, California	Distribution Center	102,000	Lease expires 7/31/13
Kansas City, Kansas	Distribution Center	103,000	Lease expires 1/31/15
McDonough, Georgia	Distribution Center	106,000	Lease expires 10/31/14
Peterborough, Ontario, Canada	Distribution Center	50,000	Lease expires 12/31/12
Roaring Spring, Pennsylvania	Warehouse	89,000	Lease expires 12/31/12

The Company’s paper business is primarily operated in Appleton and Portage, Wisconsin, West Carrollton, Ohio and Roaring Spring, Pennsylvania.

During the years 2007 through 2011, the Company invested approximately $201 million in capital improvements, of which, approximately $189 million was spent at its manufacturing facilities. The primary goal of this capital spending was to improve manufacturing efficiencies, product quality and cycle time. Of the $189 million spent on manufacturing facilities, approximately $2 million was spent to comply with applicable environmental regulations.

The Company also maintains two field sales offices in the U.S., both of which are in leased premises under short-term leases.

Item 3.                      Legal Proceedings

The Company is involved from time to time in certain administrative and judicial proceedings and inquiries related to environmental matters. For a discussion of these environmental matters, see “Item 1. Business – Environmental” and Note 19 of the Notes to the Consolidated Financial Statements. Furthermore, from time to time the Company may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of business. The Company maintains a comprehensive insurance program to protect against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. The Company has successfully defended such claims, settling some for amounts that are not material to its business and obtaining dismissals in others. While the Company will vigorously defend itself in any similar cases that may be brought against it in the future, there can be no assurance that it will be successful.

Other than the Lower Fox River matter described in “Item 1. Business – Environmental,” and assuming the Company’s expectations regarding defending such demands, claims, suits or other legal or regulatory proceedings prove accurate, the Company does not believe that any pending or threatened demands, claims, suits or other legal or regulatory proceedings will have, individually or in the aggregate, a materially adverse effect on its business, financial condition and results of operations or cash flows.

Item 4.                      Mine Safety Disclosures

Not applicable

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the common stock of PDC or Appleton. All of the outstanding shares of PDC are owned of record by the KSOP, in which there are approximately 2,301 active participants who were invested in the Company’s Stock Fund as of December 31, 2011. All of the outstanding shares of Appleton are owned of record by PDC.

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

During the year ended December 31, 2011, PDC sold approximately 213,502 shares of its common stock to the ESOP. The ESOP acquired the shares with pre-tax payroll deferrals, rollovers and employee loan payments made to the ESOP during the period from January 1, 2011, to December 31, 2011, by employees of the Company who are participants in the KSOP as well as interest received by the trust. The aggregate sales price was $2.9 million. There were no underwriters used and no underwriting discounts or commissions paid. The offer and sale of the shares was made pursuant to Rule 701 under the Securities Act of 1933, as amended. The Company’s matching contributions over this same period resulted in an additional 202,715 shares of PDC redeemable common stock being issued. As a result of hardship withdrawals, diversification elections, employee terminations and employee loan requests, 916,621 shares of PDC redeemable common stock were repurchased during 2011 at an aggregate price of $12.4 million.

Item 6.                      Selected Financial Data

The following tables set forth selected historical consolidated financial data for Paperweight Development Corp. and Subsidiaries and Appleton Papers Inc. and Subsidiaries as of and for each of the five years in the five-year period ended December 31, 2011. The consolidated financial information shown below reflects Bemrose (through its sale in 2008), C&H (through its sale in 2009), NEX and APC (through their sale in July 2010) as discontinued operations for all years presented. The historical consolidated financial data for the years ended December 31, 2011, January 1, 2011, and January 2, 2010, were derived from the consolidated financial statements included elsewhere in this report, which have been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as indicated in its report included in "Item 8. Financial Statements and Supplementary Data." The remaining historical financial data presented below were derived from previously-reported consolidated financial statements, not included in this report, revised for the impact of management’s decision during fourth quarter 2010 to change from the LIFO to FIFO method of inventory valuation. This was deemed a preferable method as the key users of the financial statements, including lenders, creditors and rating agencies, analyze results and require compliance with debt covenants using the FIFO method of accounting. Further, this conformed all of the Company’s inventories to the FIFO method of accounting and promotes greater comparability with international competitors as the Company expands its global sales.

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

	PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES AND APPLETON PAPERS INC. AND SUBSIDIARIES
	2011	2010	2009	2008	2007

	(in thousands)
Statement of Operations Data:
Net sales	$857,329	$849,884	$761,807	$854,923	$863,397
Cost of sales	687,524	684,488	603,247	683,427	649,560
Gross profit	169,805	165,396	158,560	171,496	213,837
Selling, general and administrative expenses	130,574	137,304	128,452	156,106	165,364
Restructuring and other charges (1)	-	-	-	2,578	1,254
Environmental expense insurance recovery	-	(8,947)	-	-	-
Litigation settlement, net	3,122	-	-	-	-

Operating income	36,109	37,039	30,108	12,812	47,219

Interest expense	61,330	65,772	51,291	54,267	48,351
Debt extinguishment expense (income), net	-	7,010	(42,602)	(11,598)	1,572
Interest income	(355)	(327)	(402)	(1,071)	(2,476)
Litigation settlement, net	(23,229)	-	-	(22,274)	-
Other (income) expense	(102)	(429)	(2,326)	6,061	(1,112)

(Loss) income from continuing operations
before income taxes	(1,535)	(34,987)	24,147	(12,573)	884

Provision (benefit) for income taxes	577	176	333	(317)	231

(Loss) income from continuing operations	(2,112)	(35,163)	23,814	(12,256)	653

Discontinued operations
Income (loss) from discontinued operations, net of income taxes	-	3,499	(606)	(80,965)	(3,956)
Net (loss) income	$(2,112)	$(31,664)	$23,208	$(93,221)	$(3,303)

Paperweight Development Corp. and Subsidiaries
Other Financial Data:
Depreciation and amortization(2)	$48,616	$49,780	$56,460	$53,310	$58,015
Capital expenditures(2)	15,847	17,250	22,851	95,193	50,068
Balance Sheet Data (at end of period):
Working capital	$107,754	$115,743	$105,342	$111,333	$131,573
Total assets	641,918	676,999	790,651	924,516	1,093,842
Total debt	511,874	558,950	550,716	605,364	544,174
Redeemable common stock	97,615	110,045	122,087	147,874	182,040
Accumulated deficit	(150,193)	(153,765)	(129,093)	(165,055)	(89,652)

Appleton Papers Inc. and Subsidiaries
Other Financial Data:
Depreciation and amortization(2)	$48,616	$49,780	$56,460	$53,310	$58,015
Capital expenditures(2)	15,847	17,250	22,851	95,193	50,068
Balance Sheet Data (at end of period):
Working capital	$107,754	$115,743	$105,342	$111,333	$131,573
Total assets	641,906	676,987	790,639	924,504	1,093,830
Total debt	511,874	558,950	550,716	605,364	544,174
Common stock	10,500	10,500	10,500	10,500	10,500
Paid-in capital	623,305	623,305	623,305	623,305	623,305
Due from parent	(229,100)	(222,354)	(217,305)	(204,272)	(188,396)
Accumulated deficit	(457,295)	(455,183)	(423,519)	(446,727)	(353,044)

(1)
The Company continually assesses its staffing requirements for its headquarters operations and for its plants and mills. Reductions occurred throughout years 2007 through 2008. Due to the continued decline in the Company’s carbonless business, as well as the global economic downturn, additional nonrestructuring headcount reductions were taken during 2009 - 2011.

(2)   Amounts exclude information related to discontinued operations.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless stated to the contrary or the context requires otherwise, all references in this report to the Company refer to Paperweight Development Corp. (“PDC” or “Paperweight”) and its 100%-owned subsidiaries. It includes Appleton Papers Inc. and its 100%-owned subsidiaries (collectively “Appleton”).

On February 22, 2012, the Company entered into a long-term supply agreement for the purchase of carbonless and thermal base stock to be coated at the Company’s converting facilities. Under the terms of the agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is fifteen years. It includes successive five-year renewal terms unless either party gives notice of non-renewal at least two years prior to the expiration of the then current term.

    Prices to be paid by the Company are subject to certain rebates and certain adjustments during the term of the agreement based on volume, changes to raw material pricing, freight prices and productivity gains. The supplier has agreed to be competitive in terms of price, delivery, quality and services. The supply agreement includes certain penalties if either the supplier or the Company fails to fulfill its obligations under the agreement. The supply agreement may be terminated by either party in the event (i) the other party defaults in the performance of any of its material duties or obligations under the agreement and fails to cure such default within 20 days after notice or (ii) the other party is in material default in the performance of the supply agreement after certain specified bankruptcy and reorganization events.

    In connection with its approval of this supply agreement, the Company’s Board of Directors authorized a plan for the Company to dispose of papermaking assets at its West Carrollton, Ohio paper mill and move more carbonless coating to the Company’s converting plant in Appleton, Wisconsin. As a result, approximately 330 jobs will be eliminated at the West Carrollton mill and approximately 50 jobs added at the Appleton facility. The Company plans to continue its thermal coating operations at the West Carrollton facility and retain approximately 100 employees. This plan is expected to result in pre-tax charges associated with this manufacturing capacity rationalization and include employee termination costs (including related pension and benefit costs), accelerated depreciation on certain equipment and other associated costs. As management has not yet finalized the specific actions to be taken, the Company is unable to make a good faith estimate of (i) the amount or range of amounts of each major type of cost that will be incurred, or (ii) the amount or range of amounts of costs that will result in future cash expenditures. In addition, management has concluded that a material charge for impairment and accelerated depreciation of certain equipment located in West Carrollton, totaling approximately $80 million to $90 million, will be required in 2012 as a result of the manufacturing rationalization plan.

Overview

This discussion summarizes significant factors affecting the consolidated operating results, financial position and liquidity of PDC and Appleton for the three-year period ended December 31, 2011. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

The Company creates product solutions for customers and end users through its development and use of coating formulations and applications as well as microencapsulation and security technologies. The Company has three reportable segments: carbonless papers, thermal papers and Encapsys®.

During third quarter 2011, the Company received payment of $23.2 million in damages, including interest and net of related fees and litigation expenses. This was the result of a favorable jury trial verdict, received in 2009, related to litigation commenced by the Company against Andritz BMB AG and Andritz, Inc. In March 2011, the Wisconsin Court of Appeals issued a decision unanimously affirming the final judgment. On September 1, 2011, the Wisconsin Supreme Court denied the defendants’ petition seeking further review of the matter. This income was recorded in the other expense (income) section of the Consolidated Statements of Operations for the year ended December 31, 2011.

In June 2011, in accordance with the terms of its 8.125% senior notes payable, the Company repaid in full the remaining note balance of $17.5 million.

At the end of March 2011, the Company resolved litigation initiated by a supplier over contract terms and recorded a charge to income of $3.1 million, including legal fees.

Manufacturing operations at the Company’s West Carrollton, Ohio paper mill were temporarily interrupted in July 2010 by the collapse of one of its coal silos. The incident caused no injuries. One boiler was extensively damaged as well as the supporting infrastructure for two other boilers. While most of the West Carrollton facility was undamaged, the collapse of the coal silo reduced the mill’s ability to produce the power and steam required to operate its manufacturing equipment. The thermal coater resumed production a few days later and the remainder of the mill resumed production in early August. The Company managed customer orders and shifted paper production to other company-owned manufacturing facilities in order to minimize any impact to its customers. The boiler that was extensively damaged resumed operation just prior to the end of first quarter 2011.

Losses associated with property damage and business interruption were covered by insurance subject to a deductible of $1.0 million. During second quarter 2011, the corresponding insurance claim was agreed and settled in full with all proceeds received from the insurer. The Company incurred approximately $24.1 million in property damage, cost to repair and business interruption. After netting the $1.0 million deductible, and $1.7 million of capital and $1.1 million of expense for safety and efficiency upgrades to the replacement property and other expenses not covered under the policy, the Company recovered $20.3 million from its insurer.

Expenses associated with property damage and business interruption, totaling $17.1 million, were reported in cost of sales within the Consolidated Statement of Operations for the year ended January 1, 2011. According to the terms of the insurance policy, the Company recorded a $17.1 million recovery, less a $0.9 million valuation reserve, as a reduction to cost of sales for the year ended January 1, 2011, and a $0.5 million recovery as a reduction to cost of sales for the year ended December 31, 2011. Business interruption coverage also included recovery from lost margins related to the accident and therefore, the Company recorded a gain of $0.6 million in cost of sales within the Consolidated Statement of Operations for the year ended January 1, 2011 and an additional $0.2 million gain in cost of sales for the year ended December 31, 2011. The Company also recorded a $0.4 million involuntary conversion loss on fixed assets associated with the property loss in its Consolidated Statement of Operations for the year ended January 1, 2011.

Total capital spending of approximately $5.5 million was incurred for work associated with bringing the damaged boiler back online. At year-end 2010, $1.0 million, net of the $1.0 million deductible, was recorded as a gain on the other income line within the Consolidated Statement of Operations. For the year ended December 31, 2011, the Company recorded an additional $1.4 million of gain on the other income line within the Consolidated Statement of Operations, which was recorded during the second quarter.

On July 2, 2010, the Company entered into a stock purchase agreement with NEX Performance Films Inc. (“Films”), an entity affiliated with Mason Wells Buyout Fund II, Limited Partnership whereby the Company agreed to sell all of the outstanding capital stock of American Plastics Company, Inc. (“APC”) and New England Extrusion Inc. (“NEX”) for a cash purchase price of $58 million. This transaction closed on July 22, 2010, with the Company receiving $56 million at the time of closing and $2 million held in escrow, on behalf of the Company, for 12 months to satisfy potential claims under the stock purchase agreement with Films. No claims were made against the escrow and the $2 million was paid to the Company on July 25, 2011. The cash proceeds of the sale were used to reduce debt. A $0.4 million net gain on sale was recorded in income from discontinued operations for the year ended January 1, 2011. APC was acquired in 2003 and is located in Rhinelander, Wisconsin. NEX was acquired in 2005 and has manufacturing operations in Turners Falls, Massachusetts, and Milton, Wisconsin.

During second quarter 2009, the Company committed to a formal plan to sell C&H Packaging Company, Inc. (“C&H”). C&H, located in Merrill, Wisconsin, was acquired in 2003. On December 18, 2009, the Company completed the sale of C&H to The Interflex Group, Inc. receiving $16.9 million of cash and a receivable for $0.2 million relating to a working capital adjustment. This receivable was paid in full in February 2010. As a result of the sale, a $0.8 million gain on sale was recorded in fourth quarter 2009.

Slower than expected economic recovery and on-going raw materials inflation, continued to impact the Company's business and results of operations during 2011. In response to escalating raw material costs, the Company has been able to initiate and sustain price increases in order to manage its margins. The Company continues to be proactive and disciplined as it implements manufacturing efficiencies and cost saving measures to help balance the negative impact of increasing input costs on the business. The Company continues to focus on operational excellence as well as leveraging its innovative products, strong relationships with customers and its market leadership positions.

Financial Highlights

Results for 2011 include the following:

·
Net sales totaled $857.3 million, a $7.4 million, or 0.9%, increase from 2010 net sales. Net sales within the paper business increased $3.0 million, or 0.4%. The positive impact of price increases initiated in response to escalating raw material costs offset the negative impact of shipment volumes decreasing nearly 6%. Encapsys net sales increased $2.5 million, or 4.8%, on a volume increase of over 7%.

·	Selling, general and administrative expenses (“SG&A”) of $130.6 million were $6.7 million lower than the prior year primarily due to lower compensation, benefits and depreciation expense.

·	At the end of March 2011, the Company resolved litigation initiated by a supplier over contract terms and recorded a charge to income of $3.1 million, including legal fees.

·
During third quarter 2011, the Company received payment of $23.2 million of damages, including interest and net of related fees and litigation expenses. This was the result of a favorable jury trial verdict, received in 2009, related to litigation commenced by the Company against Andritz BMB AG and Andritz, Inc. This income was recorded in the other expense (income) section of the Consolidated Statements of Operations for the year ended December 31, 2011.

·
Loss from continuing operations was $2.1 million compared to last year’s loss of $35.2 million. As discussed above, these 2011 results include the $3.1 million litigation settlement and the $23.2 million litigation recovery. In comparison, the 2010 results include an $8.9 million environmental insurance recovery and $7.0 million of debt extinguishment expense largely related to the February 2010 voluntary debt refinancing.

·
Net debt as of December 31, 2011 was $504.5 million compared to $555.0 million at the end of 2010, a reduction of $50.5 million. In June 2011, in accordance with the terms of its 8.125% senior notes payable, the Company repaid in full the remaining note balance of $17.5 million.

·
During 2011, the Company generated $68.7 million of cash from operations compared to cash used by operations of $30.0 million in 2010. This included a decrease in working capital of $23.4 million and the receipt of $23.2 million from the litigation settlement discussed above.

Carbonless Papers

The carbonless papers segment, which includes carbonless and security paper products, is the largest component of the Company's paper business. The Company believes the North American market for carbonless paper products has been in decline as a result of greater use of competing technologies such as digital laser, inkjet and thermal printers, and electronic communications that do not use impact printing to create images. The Company believes the North American carbonless paper market declined by approximately 7% to 10% annually from 2006 through 2011, except during the recession period when the decline was estimated at a 16% annual rate. The decline is expected to continue at historical rates over the next several years and eventually to stabilize. The Company believes the worldwide carbonless market is also in decline, with demand declining at approximately 2% to 4% per year. The carbonless papers segment accounted for approximately 53% of total net sales in 2011.

The carbonless paper market is highly competitive. The Company competes based on a number of factors, including price, product availability, quality and customer service. In addition to declining North American and foreign carbonless markets, the carbonless business continues to experience competitive pricing from foreign and domestic producers. Other domestic carbonless producers have continued their competitive pricing strategies in efforts to maintain or gain share. In addition, foreign competitors continue to sell into the North American carbonless market with low-price strategies. As a result of this increased pricing competition, the Company has continued to experience pressure on selling prices for carbonless products. Nevertheless, market conditions permit the Company to implement price increases from time to time, as was the case during 2011 and 2010, to offset the increasing costs of raw materials.

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

During 2010, the Mexican government passed legislation requiring all businesses in Mexico to file their invoices electronically with the government when the transactional value of the invoice is greater than 2000 pesos. In January 2011, this legislation became effective. This legislation allows a phase-in period whereby companies can still use paper invoices for up to two years as long as they obtained prior approval from the government to continue to print sequentially numbered invoices during this phase-in period. During 2011, the Company experienced a decline in its carbonless rolls business in Mexico as a result of this government-legislated electronic invoicing. As there was a two-year phase in, the Company continues to monitor this risk and how it will impact the carbonless business during 2012. Other multipart documents, including delivery notices, order acknowledgments and other administrative documents, were not addressed in the legislation.

Thermal Papers

The thermal papers market is growing with new applications being developed to use thermal technology. Based on its assessment of the period 2006 through 2011, the Company believes North American thermal markets expanded at a 3% compound average growth rate, with annual rates ranging from a decline of 2% to increases of 9%. The Company believes demand for thermal paper will continue to grow in North America and around the world. In 2008, the Company completed an investment of approximately $125 million to expand its mill in West Carrollton, Ohio, in anticipation of that demand. The expansion project included installation of a state-of-the-art coater to produce thermal papers and enhancements to one of the mill’s paper machines. Sales of thermal paper accounted for approximately 43% of total company net sales in 2011.

In 2007, the Company filed antidumping petitions against imports of certain lightweight thermal paper (“LWTP”) from China, Germany and Korea and a countervailing duty petition against such imports from China. In 2008, the U.S Department of Commerce (“Department”) issued its final determination, affirming that certain Chinese producers and exporters of LWTP sold the product in the U.S. at prices below fair value, imposing final duties of 19.77% to 115.29% and that German producers and exporters sold the product in the U.S. at prices below fair value and imposed final duties on those imports of 6.5%. In addition, for all but one Chinese producer, the Department imposed counterveiling duties of between 13.17% and 137.25%. In 2008, the U.S. International Trade Commission (“ITC”) determined the U.S. industry producing LWTP is threatened with material injury due to unfairly traded imports from China and Germany and final duties went into effect in 2008. These duties do not have a direct impact on the Company’s net income. A German manufacturer filed an appeal of the ITC determination to the U.S. Court of International Trade (“CIT”). The appeal was decided in favor of the Company in 2009 and the German manufacturer filed a further appeal to the U.S. Court of Appeals for the Federal Circuit (“CAFC”). In 2011, the CAFC remanded the matter for further consideration by the ITC and the ITC upheld its original determination. In January 2012, the CIT upheld the ITC’s decision on remand and the German manufacturer filed another appeal of the matter to the CAFC. In addition, for each of the three 12-month periods following implementation of the final duties, the Company and the German manufacturer have filed requests for administrative review with the Department, seeking to modify the amount of the duties based on the market practices during each respective 12-month period. In 2011, the Department issued a final determination in the first 12-month review period, resulting in a dumping margin of 3.77 percent for imports from the German manufacturer for the period from November 2008 to October 2009. The German manufacturer has appealed the first review determination to the CIT. Upon final resolution of the appeal, the second administrative review and the third administrative review, certain of the duties could be reduced, increased or eliminated.

Encapsys

The Encapsys segment applies the Company’s extensive knowledge of the microencapsulation process to develop and deliver custom microencapsulation solutions for its partners. The Company uses an open innovation process that typically includes development agreements with partner companies that seek to protect existing and potential intellectual property. Encapsys is exploring opportunities with potential partners in industries as diverse as agriculture, paints and coatings, food, pharmaceuticals, paper, textiles, personal and household care, adhesives, and oil and gas. During 2011, Encapsys accounted for approximately 6% of total company net sales.

Comparison 2011 and 2010

Paperweight Development Corp. and Subsidiaries and
Appleton Papers Inc. and Subsidiaries

	For the Year Ended		Increase
	December 31, 2011	January 1, 2011	(Decrease)
	(dollars in millions)

Net sales	$857.3	$849.9	0.9%
Cost of sales	687.5	684.5	0.4%
Gross profit	169.8	165.4	2.7%

Selling, general and administrative expenses	130.6	137.3	-4.9%
Environmental expense insurance recovery	-	(8.9)	-100.0%
Litigation settlement, net	3.1	-	nm

Operating income	36.1	37.0	-2.4%

Interest expense, net	61.0	65.4	-6.7%
Debt extinguishment expense, net	-	7.0	-100.0%
Recovery from litigation settlement, net	(23.2)	-	nm
Other non-operating income, net	(0.2)	(0.4)	-50.0%

Loss from continuing operations before income taxes	(1.5)	(35.0)	95.7%
Provision for income taxes	0.6	0.2	200.0%

Loss from continuing operations	(2.1)	(35.2)	94.0%

Income from discontinued operations, net of income taxes	-	3.5	-100.0%

Net loss	$(2.1)	$(31.7)	93.4%

Comparisons as a % of net sales
Cost of sales	80.2%	80.5%	-0.3%
Gross margin	19.8%	19.5%	0.3%
Selling, general and administrative expenses	15.2%	16.2%	-1.0%
Operating margin	4.2%	4.4%	-0.2%
Loss from continuing operations before income taxes	-0.2%	-4.1%	3.9%
Loss from continuing operations	-0.2%	-4.1%	3.9%
Income from discontinued operations, net of income taxes	0.0%	0.4%	-0.4%
Net loss	-0.2%	-3.7%	3.5%

           Net sales for 2011 were $857.3 million, increasing $7.4 million, or 0.9%, compared to $849.9 million of net sales in 2010. The positive impact of price increases initiated in response to escalating raw material costs, as well as Encapsys growth, offset the impact of lower shipment volumes. Net sales within the paper business increased $3.0 million, or 0.4% during 2011 while the Encapsys business continued to grow with net sales surpassing prior year net sales by $2.5 million, or 4.8%, on a volume increase of over 7%.

Operating income of $36.1 million was $0.9 million, or 2.4%, lower than in 2010. During 2011, raw material and utilities inflation accounted for a $29.9 million increase in cost of sales when compared to the prior year. Lower shipment volumes accounted for decreased operating income of $6.3 million and mill curtailments to match customer demand added $6.2 million of expense. Unallocated corporate charges were $13.0 million higher than 2010 because of the $3.1 million litigation settlement compared to the 2010 results which included an $8.9 million environmental expense recovery. These were partially offset by favorable price and mix of $45.0 million and reduced manufacturing costs of $9.4 million.

SG&A decreased $6.7 million, or 4.9%, during 2011. As a percentage of net sales, SG&A decreased by one percentage point. Compensation expense was approximately $2.2 million lower than in 2010 due to lower headcount as well as decreased severance expense. Employee benefit costs were lower during 2011, largely due to favorable group health claims experience.

The Company recorded a 2011 net loss from continuing operations of $2.1 million compared to a $35.2 million loss from continuing operations recorded in 2010. Net interest expense was $4.4 million lower in 2011 due to the November 2010 repayment of the secured term note payable, the June 2011 repayment of the 8.125% senior notes payable and lower levels of borrowing on the revolving credit facility, as amended, during 2011. The Company also received a $23.2 million litigation settlement recovery during third quarter 2011. During 2010, the Company recorded $7.0 million of debt extinguishment expense associated with the voluntary refinancing completed in February 2010.

Income from discontinued operations of $3.5 million was recorded in 2010 representing income from the Films operations until its sale in July 2010. It also includes a $0.4 million gain on the sale of the business.

For 2011, the Company recorded a net loss of $2.1 million compared to a net loss of $31.7 million recorded in 2010.

Business Segment Discussion – 2011

During 2011, the paper business, which includes carbonless papers and thermal papers, recorded net sales of $823.8 million, which were $3.0 million higher than 2010 net sales. During this same period, paper business operating income of $38.6 million increased $10.4 million compared to 2010. The year-on-year operating income variance was the result of the following (dollars in millions):

Favorable price and mix	$44.8
Decreased manufacturing costs	9.3
Net inflation of raw material and utilities pricing	(29.9)
Mill curtailments to match customer demand	(6.3)
Lower shipment volumes	(7.5)
$10.4

Carbonless Papers

·
Carbonless papers segment 2011 net sales totaled $453.0 million, a decrease of $26.1 million, or 5.4%, from the prior year. Current year shipment volumes were nearly 10% lower than 2010 shipments. The impact of lower shipment volumes was partially offset by favorable pricing resulting from various price increases initiated since 2010 in response to rapidly rising raw material costs. Carbonless papers operating income decreased $6.8 million, or 22.3%, during 2011 to $23.7 million. Margins continue to be negatively impacted by continued inflation in raw material and utilities pricing. While pulp prices came down during the second half of 2011, the cost of chemicals continued to climb. Overall, average pulp prices paid in 2011 were higher than those paid in 2010.

Thermal Papers

·
Thermal papers segment 2011 net sales of $370.8 million were $29.1 million higher than 2010 net sales of $341.8 million. During 2011, shipments of thermal papers increased approximately 1% over the prior year. In order to improve profitability, the Company has been managing volumes and price of the point of sale receipt paper (“POS”) portion of the thermal business. Shipment volumes of POS were approximately 7% lower than 2010 shipment volumes. Demonstrating the strength of the Company’s thermal products portfolio, shipment volumes of tag, label and entertainment (“TLE”) were approximately 12% higher than the prior year. The thermal papers segment also benefited from favorable pricing realized in response to escalating raw material costs. During 2011, the thermal papers segment recorded operating income of $15.0 million compared to a 2010 operating loss of $2.3 million. Improved pricing and mix, as well as volume growth, more than offset increases in raw material costs.

Encapsys

·
Encapsys segment net sales for 2011 totaled $54.7 million, which was an increase of $2.5 million, or 4.8%, over 2010 net sales. Current year operating income was $11.4 million compared to 2010 operating income of $10.1 million. These increases were the result of increased shipment volumes of approximately 7%.

Unallocated Corporate Charges

·
As of year-end 2011, unallocated corporate charges totaled $10.7 million. These charges include a $3.1 million litigation settlement. In 2010, due to the environmental expense insurance recovery of $8.9 million, unallocated corporate charges recorded $2.3 million of income.

    Effects of Inflation. Prices for certain raw materials, including base stock, chemicals and pulp, as well as costs for natural gas, oil and electricity have been subject to price changes and can have material effects on the business, financial condition and results of operations. Prices for certain raw materials increased during 2011 and could continue to increase, or decrease, in response to changes in demand. The Company historically has been able to use price increases to recoup a portion of raw material price increases, but relies on cost-cutting measures and productivity and efficiency gains to offset the remaining portion of raw material price increases. While the Company expects that any significant increase in raw materials or energy costs will be offset by price increases and/or by cost containment and productivity and efficiency initiatives, profitability could be adversely affected if the Company is unable to pass on or mitigate any future cost increases.

Comparison 2010 and 2009

Paperweight Development Corp. and Subsidiaries and
Appleton Papers Inc. and Subsidiaries

	For the Year Ended		Increase
	January 1, 2011	January 2, 2010	(Decrease)
	(dollars in millions)

Net sales	$849.9	$761.8	11.6%
Cost of sales	684.5	603.2	13.5%
Gross profit	165.4	158.6	4.3%

Selling, general and administrative expenses	137.3	128.5	6.8%
Environmental expense insurance recovery	(8.9)	-	nm

Operating income	37.0	30.1	22.9%

Interest expense, net	65.4	50.9	28.5%
Debt extinguishment expense (income), net	7.0	(42.6)	-116.4%
Other non-operating income, net	(0.4)	(2.3)	-82.6%

(Loss) income from continuing operations before income taxes	(35.0)	24.1	-245.2%
Provision for income taxes	0.2	0.3	-33.3%

(Loss) income from continuing operations	(35.2)	23.8	-247.9%

Income (loss) from discontinued operations, net of income taxes	3.5	(0.6)	nm

Net (loss) income	$(31.7)	$23.2	-236.6%

Comparisons as a % of net sales
Cost of sales	80.5%	79.2%	1.3%
Gross margin	19.5%	20.8%	-1.3%
Selling, general and administrative expenses	16.2%	16.9%	-0.7%
Operating margin	4.4%	4.0%	0.4%
(Loss) income from continuing operations before income taxes	-4.1%	3.2%	-7.3%
(Loss) income from continuing operations	-4.1%	3.1%	-7.2%
Income (loss) from discontinued operations, net of income taxes	0.4%	-0.1%	0.5%
Net (loss) income	-3.7%	3.0%	-6.7%

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

Selling, general and administrative expenses increased $8.8 million, or 6.8%, during 2010. As a percentage of net sales, SG&A actually decreased 0.7 percentage points. Year-over-year, distribution costs were $5.6 million higher in 2010 due to an overall increase in shipment volumes, higher fuel costs and increased international shipments. Outsourcing fees were $1.6 million higher as the result of outsourcing 28 finance and IT positions. Salaries expense increased by $0.8 million due to the payment of severance benefits to employees whose jobs were outsourced and the fact that 2009 salaries expense was lower because all salaried employees were required to take two weeks of furlough during the second and third quarters of 2009. Incentive compensation was $0.9 million higher than 2009 due to the initiation of a long-term restricted stock unit plan to reward key management employees for improved stock performance.

The Company recorded a 2010 net loss from continuing operations of $35.2 million in comparison to 2009 income from continuing operations of $23.8 million. Net interest expense was $14.5 million higher in 2010. The Company refinanced its debt in March 2009 and completed a voluntary debt-for-debt exchange in September 2009. Then, again in February 2010, the Company completed another voluntary debt refinancing. Though these transactions enabled the Company to decrease its debt, extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility, it also increased the Company’s average interest rate by approximately three percentage points. As a result of these debt transactions, as well as other debt repayment transactions that took place during the past two years, the Company recorded $7.0 million of debt extinguishment expense in 2010 and $42.6 million of debt extinguishment income in 2009.

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

For 2010, the Company recorded a net loss of $31.7 million compared to net income of $23.2 million recorded for 2009.

Business Segment Discussion – 2010

In previous years, the Company’s paper business included coated solutions, thermal papers and security papers. Coated solutions included carbonless papers and Encapsys. Encapsys provides microencapsulation technologies and microencapsulated products for the Company's production of carbonless papers and commercially to external customers. Encapsys has grown to be an increasingly significant business and is forecasted to continue this trend. As a result of this growth, there is a specific management team in place to oversee the development, marketing and manufacturing of these products, and therefore, Encapsys is now reported as a separate segment. In addition, due to a business and management realignment of the Company’s paper business, previously reported security papers has been combined with carbonless papers to become the carbonless papers reportable segment. The carbonless papers segment and the thermal papers segment each operate under separate management teams to encourage a singular focus on specific markets and customers and their respective needs.

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
$(10.0)

Carbonless Papers

·
Carbonless papers segment net sales totaled $479.0 million for 2010, an increase of $14.7 million, or 3.2%, from prior year. Current year shipment volumes were nearly 4% higher than 2009 shipments. Net sales were also positively impacted by various price increases initiated throughout 2010 in response to escalating raw material costs, the successful launch of the Company’s new Superior carbonless sheet product and strong international demand. Carbonless papers operating income decreased $18.6 million, or 38.0%, during 2010 to $30.5 million. The current year saw record high pulp prices which, in turn, also increased the price of base stock purchased externally. In addition, 2009 cost of sales was reduced by $17.7 million for the alternative fuels tax credit. This tax credit expired on December 31, 2009.

Thermal Papers

·
Thermal papers segment 2010 net sales of $341.8 million were $60.6 million higher than 2009 net sales of $281.2 million. During 2010, shipments of thermal papers increased approximately 24% over the prior year, of which, the largest volume increase was recorded within the light weight non-top coated (“LWNTC”) product offerings. Net sales were also positively impacted by price increases initiated during 2010 in response to escalating raw material costs as well as the growing demand for the Company’s BPA-free thermal paper. During 2010, the thermal papers segment recorded an operating loss of $2.3 million compared to a 2009 operating loss of $10.9 million. Prior year operating income was negatively impacted by $8.7 million of additional costs related to the start-up of the thermal coater at the West Carrollton, Ohio paper mill.

Encapsys

·
Encapsys segment net sales for 2010 totaled $52.3 million, which was an increase of $11.8 million or 29.1% over 2009 net sales. Current year operating income was $10.1 million compared to 2009 operating income of $2.7 million. These increases were the result of increased shipment volumes of approximately 50%.

Unallocated Corporate Charges

·
The environmental expense insurance recovery of $8.9 million was recorded in unallocated corporate charges, resulting in 2010 reported income of $2.3 million. This compares to $7.2 million of expense recorded during 2009.

     Effects of Inflation. Prices for certain raw materials, including base stock, chemicals and pulp, as well as costs for natural gas, oil and electricity have been subject to price changes and can have material effects on the business, financial condition and results of operations. Prices for certain raw materials increased during 2010 and could continue to increase, or decrease, in response to changes in demand. The Company historically has been able to use price increases to recoup a portion of raw material price increases, but relies on cost-cutting measures and productivity and efficiency gains to offset the remaining portion of raw material price increases. While the Company expects that any significant increase in raw materials or energy costs will be offset by price increases and/or by cost containment and productivity and efficiency initiatives, profitability could be adversely affected if the Company is unable to pass on or mitigate any future cost increases.

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations and available borrowings under its revolving credit facility, as amended. The Company expects that cash on hand, internally generated cash flow and available credit from its revolving credit facility, as amended, will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At December 31, 2011, the Company had $7.2 million of cash and approximately $63.6 million of unused borrowing capacity under its revolving credit facility, as amended. Net debt (total debt net of cash) decreased to $504.5 million compared to $555.0 million at year-end 2010.

During third quarter 2011, the Company received a $23.2 million net recovery from litigation initiated in September 2007 against Andritz BMB AG and Andritz, Inc. and used the proceeds to pay down debt on the Company’s revolving credit facility, as amended.

In June 2011, in accordance with the terms of its 8.125% senior notes payable, the Company repaid in full the remaining note balance of $17.5 million. A payment of $18.2 million represented full and complete payment of all unpaid principal and accrued and unpaid interest. These funds were sourced from a combination of cash from operations and borrowing on the revolving credit facility, as amended. Upon payment, the notes were terminated and the Company was released from all obligations under the notes.

The Company was in compliance with all debt covenants at December 31, 2011, and is forecasted to remain compliant for the next twelve months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

On February 22, 2012, the Company entered into a long-term supply agreement for the purchase of carbonless and thermal base stock to be coated at the Company’s converting facilities. Under the terms of this agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is fifteen years. Prices to be paid by the Company are subject to certain rebates and certain adjustments during the term of the agreement based on volume, changes to raw material pricing, freight prices and productivity gains. The supplier has agreed to be competitive in terms of price, delivery, quality and services.

     In connection with its approval of this supply agreement, the Company’s Board of Directors authorized a plan for the Company to dispose of papermaking assets at its West Carrollton, Ohio paper mill and move more carbonless coating to the Company’s converting plant in Appleton, Wisconsin. As a result, approximately 330 jobs will be eliminated at the West Carrollton mill and approximately 50 jobs added at the Appleton facility. The Company plans to continue its thermal coating operations at the West Carrollton facility and retain approximately 100 employees. This plan is expected to result in pre-tax charges associated with this manufacturing capacity rationalization and include employee termination costs (including related pension and benefit costs), accelerated depreciation on certain equipment and other associated costs. As management has not yet finalized the specific actions to be taken, the Company is unable to make a good faith estimate of (i) the amount or range of amounts of each major type of cost that will be incurred, or (ii) the amount or range of amounts of costs that will result in future cash expenditures. In addition, management has concluded that a material charge for impairment and accelerated depreciation of certain equipment located in West Carrollton, totaling approximately $80 million to $90 million, will be required in 2012 as a result of the manufacturing rationalization plan. For further information see Note 3 of the Notes to Consolidated Financial Statement.

    This supply agreement is expected to provide significant annual financial benefits to the Company over the life of the agreement including extensions. The agreement also is expected to provide one-time financial benefits in the form of reduced working capital investment. The Company expects to fund the cash costs of the cessation of papermaking at West Carrollton and of the transition to the replacement base stock provided under the supply agreement with cash from normal operations, manufacturing cost savings developed from this supply agreement and reduced working capital investment.

Cash Flows from Operating Activities-Paperweight Development Corp. and Subsidiaries. Net cash provided by operating activities during 2011 was $68.7 million compared to $30.0 million net cash used by operating activities in 2010. The net loss, adjusted for non-cash charges, provided $53.4 million in operating cash for the period. Non-cash charges included $48.6 million in depreciation and amortization, $2.7 million of non-cash employer matching contributions to the KSOP, $1.1 million of foreign exchange loss and $4.5 million of other non-cash charges. These non-cash charges were decreased by a $1.4 million net gain from involuntary conversion of equipment. A decrease in working capital provided $23.4 million of cash. A major component of this decrease was a $14.5 million reduction in other current assets due to the receipt of an $8.2 million insurance recovery receivable for the West Carrollton coal silo collapse. Cash of $3.9 million was also provided by a decrease in other assets which included receiving $2.6 million in December from the sale of foreign exchange contracts originally set to mature at various points in 2012. Accrued pension decreased by $12.0 million which included 2011 pension payments totaling $18.0 million.

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

Cash Flows from Operating Activities-Appleton Papers Inc. and Subsidiaries. Net cash provided by operating activities for 2011 was $91.4 million and, in 2010 and 2009, cash used by operating activities was $88.3 million and $19.4 million, respectively. As Appleton is the primary operating subsidiary of the Company, a majority of the components of cash flows from operating activities are the same as those discussed above for Paperweight Development Corp. and Subsidiaries. As Appleton is the PRP of the Lower Fox River environmental remediation liability, the funding of the remediation is included in operating activities. This is the main driver of the additional changes in cash flows from operating activities.

   Cash Flows from Investing Activities-Paperweight Development Corp. and Subsidiaries and Appleton Papers Inc. and Subsidiaries. Net cash used by investing activities in 2011 totaled $12.5 million. During 2011, the Company invested $15.9 million on capital projects. In July 2011, the Company received the remaining $2.0 million of cash proceeds from the July 2010 sale of APC and NEX which had been in escrow pending any potential buyer claims resulting from the sale. Insurance proceeds of $1.4 million were received to compensate the Company’s loss of property, plant and equipment as the result of the July 2010 coal silo collapse at the West Carrollton, Ohio paper mill.

As a result of the $56.0 million of cash proceeds from the July 2010 sale of APC and NEX, cash provided by investing activities totaled $39.4 million in 2010. During 2010, the Company invested $17.8 million on capital projects. Current year cash flows from investing also included $1.0 million of insurance recovery, related to fixed assets, as a result of the West Carrollton coal silo collapse.

Net cash used by investing activities in 2009 totaled $7.6 million. During 2009, the Company invested $24.5 million on capital projects. On December 18, 2009, the Company completed the sale of C&H and received cash proceeds of $16.9 million.

    Cash Flows from Financing Activities-Paperweight Development Corp. and Subsidiaries. During 2011, net cash used by financing activities was $52.8 million. In June 2011, in accordance with the terms of its 8.125% senior notes payable, the Company repaid in full the remaining note balance of $17.5 million. A payment of $18.2 million represented full and complete payment of all unpaid principal and accrued and unpaid interest. These funds were sourced from a combination of cash from operations and borrowing on the revolving credit facility, as amended. Upon payment, the notes were terminated and the Company was released from all obligations under the notes. The Company also made mandatory debt repayments of $1.2 million, plus interest, on its State of Ohio loans. During the current year, the Company repaid a net $29.3 million on its revolving credit facility, as amended, and as of December 31, 2011, did not have an unpaid revolver balance. Approximately $18.8 million of the revolving credit facility, as amended, is used to support outstanding letters of credit.

Current year proceeds from the issuance of PDC redeemable common stock totaled $2.9 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during 2011. Current year payments to redeem PDC common stock were $12.4 million.

Cash overdrafts increased $4.7 million during 2011. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

During 2010, net cash used by financing activities was $15.6 million. The Company made mandatory debt repayments of $3.6 million, plus interest, on its secured term note payable, as amended, and the State of Ohio loans. As discussed below, in February 2010, the Company completed a voluntary refinancing of its debt which included a new five-year, asset-backed $100 million revolving credit facility. As of year-end 2010, there was an outstanding balance on this revolving credit facility of $29.3 million. In addition, approximately $16.8 million of the revolving credit facility was used to support outstanding letters of credit.

On November 1, 2010, the Company voluntarily repaid the remaining $17.5 million balance of the secured term note payable, as amended, due December 2013. A payment of $18.9 million represented full and complete payment of all unpaid principal, accrued and unpaid interest and a prepayment fee. These funds were sourced from a combination of cash from operations and borrowing on the revolving credit facility, as amended. Upon payment, the note was terminated and the Company was released from all obligations under the note. Debt extinguishment expense of $1.5 million was recorded as a result of the termination of this note. The Company entered into this five-year, $22 million secured term note payable in November 2008. In February 2010, the Company and the noteholder of this debt, further amended the terms of this note to eliminate a financial covenant and adjust the levels of the remaining financial covenants.

Proceeds from the issuance of PDC redeemable common stock totaled $3.6 million in 2010. The ESOP trustee purchased this stock using pre-tax payroll deferrals, rollovers and loan payments made by employees during 2010. Payments to redeem PDC common stock were $11.8 million. The net cash decrease realized from these proceeds and redemptions was $8.9 million less than in 2009. Cash overdrafts decreased $2.6 million during 2010.

On February 8, 2010, the Company completed a voluntary refinancing of its debt to extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility. The refinancing included the sale of $305.0 million of 10.5% senior secured first lien notes due June 2015 and a five-year, asset-backed $100 million revolving credit facility. Proceeds from the sale of the senior secured notes, less expenses and discounts, were $292.2 million. The new revolving credit facility, as amended,  provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. Initial borrowing totaled $20.6 million. A majority of the proceeds from this refinancing transaction were used to repay and terminate the senior secured credit facilities which included senior secured variable rate notes payable of $211.2 million, plus interest, and the revolving credit facility of $97.1 million, plus interest. Remaining proceeds were used to pay related transaction fees and expenses totaling $10.8 million. Debt extinguishment expenses of $5.5 million were also recorded as a result of this voluntary refinancing. For further information see Note 11 of Notes to Consolidated Financial Statements.

During 2009, net cash used by financing activities was $47.8 million. The Company made mandatory debt repayments of $6.1 million, plus interest, on its senior secured variable rate notes payable, secured term note payable, as amended, State of Ohio loans and capital lease obligation. At the end of 2009, the Company used the proceeds of the sale of C&H to make an $8.1 million payment on the senior secured variable rate notes payable and to reduce the outstanding balance of the revolving credit facility. During 2009, the Company borrowed $254.2 million and repaid $249.7 million against its revolving credit facility, leaving an outstanding balance of $88.2 million. Approximately $16.3 million of the revolving credit facility was used to support outstanding letters of credit. At January 2, 2010 there was approximately $40.5 million of unused borrowing capacity under the revolving credit facility which, in accordance with the second amendment to the senior secured credit facilities, was permanently reduced to $145 million on December 31, 2009. The Company also incurred $8.6 million of debt acquisition costs as a result of the March 2009 amendments to the senior secured credit facilities and the senior secured term note payable and the September 2009 debt-for-debt exchange.

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

During second quarter 2009, the Company received the proceeds of the $3.0 million Ohio State Loan. During July 2007, the Company had entered into a new $12.1 million Loan and Security Agreement with the Director of Development of the State of Ohio, consisting of a $9.1 million State Assistance Loan and a $3.0 million State Loan (together “the Ohio Loans”). The proceeds of the $9.1 million State Assistance Loan were received in 2007. All proceeds of these Ohio Loans were used to fund a portion of the costs of acquiring and installing paper coating and production equipment at the Company’s paper mill in West Carrollton, Ohio.

Cash Flows from Financing Activities-Appleton Papers Inc. and Subsidiaries. During 2011, net cash used by financing activities was $75.5 million and, during 2010 and 2009, cash provided by financing activities was $42.7 million and $32.5 million, respectively. As Appleton is the primary operating subsidiary of the Company, a majority of the components of cash flows from financing activities are the same as those discussed above for Paperweight Development Corp. and Subsidiaries. As Appleton is indemnified by PDC for payments relating to the Lower Fox River environmental remediation liability, funds due from PDC is recorded as a financing activity. The main driver of the additional changes in cash flows from financing activities is due to this change in due from PDC.

Description of Outstanding Indebtedness. Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in millions):

	2011	2010
Revolving credit facility at approximately 5.5%	$-	$29.3
Secured variable rate industrial development bonds, 0.5% average interest rate at December 31, 2011, $2.7 million due in 2013 and $6.0 million due in 2027	8.7	8.7
State of Ohio assistance loan at 6%, approximately $0.1 million due monthly and final payment due May 2017	6.2	7.1
State of Ohio loan at 1% until July 2011, then 3% until May 2019, approximately $30,000 due monthly and final payment due May 2019	2.2	2.5
Senior notes payable at 8.125%, due June 2011	-	17.5
Senior subordinated notes payable at 9.75%, due June 2014	32.2	32.2
Senior secured first lien notes payable at 10.5%, due June 2015	305.0	305.0
Unamortized discount on 10.5% senior secured first lien notes payable, due June 2015	(4.3)	(5.3)
Second lien notes payable at 11.25%, due December 2015	161.8	161.8
	511.8	558.8
Less obligations due within one year	(1.3)	(18.7)
	$510.5	$540.1

2011

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

During June 2011, in accordance with the terms of its 8.125% senior notes payable, the Company repaid in full the remaining note balance of $17.5 million. A payment of $18.2 million represented full and complete payment of all unpaid principal and accrued and unpaid interest. These funds were sourced from a combination of cash from operations and borrowing on the revolving credit facility, as amended. Upon payment, the notes were terminated and the Company was released from all obligations under the notes.

2010

On November 1, 2010, the Company voluntarily repaid the remaining $17.5 million balance of the secured term note payable, as amended, due December 2013. A payment of $18.9 million represented full and complete payment of all unpaid principal, accrued and unpaid interest and a prepayment fee. These funds were sourced from a combination of cash from operations and borrowing on the revolving credit facility, as amended. Upon payment, the note was terminated and the Company was released from all obligations under the note. Debt extinguishment expense of $1.5 million was recorded as a result of the termination of this note. The Company entered into this five-year, $22 million secured term note payable in November 2008. In February 2010, the Company and the noteholder of this debt, further amended the terms of this note to eliminate a financial covenant and adjust the levels of the remaining financial covenants.

On February 8, 2010, the Company completed a voluntary refinancing of its debt to extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility. The refinancing included the sale of $305.0 million of 10.5% senior secured first lien notes due June 2015 and a five-year, asset-backed $100 million revolving credit facility. Proceeds from the sale of the senior secured notes, less expenses and discounts, were $292.2 million. The revolving credit facility, as amended, provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. It also contains an uncommitted accordion feature that allows the Company to increase the size of the revolving credit facility, as amended, by up to $25 million if the Company can obtain commitments for the incremental amount. Borrowings under the revolving credit facility, as amended, are limited to the sum of (a) 85% of the net amount of eligible accounts receivable and (b) the lesser of (i) 70% of the net amount of eligible raw materials and finished goods inventory or (ii) 85% of the net orderly liquidation value of such inventory. This asset-backed revolving credit facility, as amended, contains a debt covenant whereby if the Company’s average availability ratio should fall below 20%, the Company is subject to a fixed charge coverage ratio of not less than 1.10:1.00. The average availability ratio is calculated monthly and is a function of the Company’s average outstanding revolver borrowing as compared to the borrowing base of eligible inventory and accounts receivable as discussed above. Initial borrowing totaled $20.6 million. A majority of the proceeds from this refinancing transaction were used to repay and terminate the senior secured credit facilities which included senior secured variable rate notes payable of $211.2 million, plus interest, and the revolving credit facility of $97.1 million, plus interest. Remaining proceeds were used to pay related transaction fees and expenses totaling $10.8 million. Debt extinguishment expenses of $5.5 million were also recorded as a result of this voluntary refinancing. For further information, see Note 11 of Notes to Consolidated Financial Statements.

The 10.5% senior secured first lien notes due June 2015 rank senior in right of payment to all existing and future subordinated indebtedness of the Company and equally in right of payment with all existing and future senior indebtedness of the Company. The notes are secured by security interests in substantially all of the property and assets of the Company and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of the Company’s restricted subsidiaries (other than excluded restricted subsidiaries) and the parent entity. Initially, in addition to Appleton, this included PDC and Appleton Papers Canada Ltd., as well as American Plastics Company, Inc. and New England Extrusion Inc. until their July 22, 2010 divestiture.

The revolving credit facility, as amended, is guaranteed by PDC, each of PDC’s existing and future 100%-owned domestic and Canadian subsidiaries and each other subsidiary of PDC that guarantees the 10.5% senior secured first lien notes due June 2015. Lenders hold a senior first-priority interest in (i) substantially all of the accounts, inventory, general intangibles, cash deposit accounts, business interruption insurance, investment property (including, without limitation, all issued and outstanding capital stock of Appleton and each revolver guarantor (other than PDC) and all interests in any domestic or Canadian partnership, joint venture or similar arrangement), instruments (including all collateral security thereof), documents, chattel paper and records of Appleton and each revolver guarantor now owned or hereafter acquired (except for certain general intangibles, instruments, documents, chattel paper and records of Appleton or any revolver guarantor, to the extent arising directly in connection with or otherwise directly relating to equipment, fixtures or owned real property), (ii) all other assets and properties of Appleton and each revolver guarantor now owned or hereafter acquired, and (iii) all proceeds of the foregoing. Lenders also hold a junior first-priority security interest in (i) substantially all equipment, fixtures and owned real property of Appleton and each revolver guarantor now owned or hereafter acquired, (ii) in each case solely to the extent arising directly in connection with or otherwise directly related to any of the foregoing, certain general intangibles, instruments, documents, chattel paper and records of Appleton and each revolver guarantor now owned or hereafter acquired, and (iii) all proceeds of the foregoing. The revolving credit facility, as amended, contains affirmative and negative covenants customary for similar credit facilities, which among other things, restrict the Company’s ability and the ability of the Company’s subsidiaries, subject to certain exceptions, to incur liens, incur or guarantee additional indebtedness, make restricted payments, engage in transactions with affiliates and make investments.

2009

On September 30, 2009, the Company completed a voluntary debt-for-debt exchange of significant portions of its 8.125% senior notes payable due June 2011 and 9.75% senior subordinated notes payable due June 2014. Weak economic conditions and frozen credit markets caused many corporate bonds, including those issued by the Company, to trade well below face value. The Company took advantage of the opportunity to significantly reduce its total indebtedness, plus extend maturities and simplify its debt structure, by exchanging existing debt.

This transaction exchanged $92.0 million of 8.125% senior notes for $92.0 million of newly issued 11.25% second lien notes payable due December 2015. For accounting purposes, this was considered a debt modification. As part of this transaction, the Company paid $1.2 million of fees to the bondholders which included $0.9 million of additional 11.25% second lien notes issued as in-kind consent fees to the lenders agreeing to the exchange. These debt issuance costs will be amortized over the term of the second lien notes along with pre-existing unamortized debt issuance costs of the exchanged 8.125% notes. Third-party costs of $3.8 million were also incurred and recorded as selling, general and administrative expenses.

The Company also exchanged $110.3 million of 9.75% senior subordinated notes for $66.2 million of newly issued 11.25% second lien notes payable due December 2015. This resulted in a debt reduction of $44.1 million. For accounting purposes, this exchange was considered debt extinguishment and $3.5 million of previously capitalized debt issuance costs related to the 9.75% notes were written off and recorded as debt extinguishment expense. Transaction costs of $5.8 million were paid. Of this $5.8 million of costs, $3.0 million was recorded as debt extinguishment expense and $2.8 million was capitalized and will be amortized over the term of the second lien notes. The $3.0 million of debt extinguishment expense included $2.7 million of additional 11.25% second lien notes issued as in-kind consent fees to the noteholders agreeing to the exchange. As a result of this transaction, $68.9 million of second lien notes were issued. A $37.4 million net gain on debt extinguishment was recorded in the Consolidated Statement of Operations related to the debt-for-debt exchange and the Second Amendment to the senior secured credit facilities (discussed below)

The 11.25% second lien notes due 2015, as amended, will accrue interest from the issue date at a rate of 11.25% per year and interest will be payable semi-annually in arrears on each June 15 and December 15, commencing on December 15, 2009. These notes are guaranteed by PDC and certain of present and future domestic and foreign subsidiaries. Guarantors include PDC and, American Plastics Company, Inc. and New England Extrusion Inc. until their July 22, 2010 divestiture. The guarantees of these notes are second-priority senior secured obligations of the guarantors. They rank equally in right of payment with all of the guarantors’ existing and future senior debt and rank senior in right of payment to all of the guarantors’ existing and future subordinated debt. The guarantees of these notes are effectively subordinated to all of the first priority senior secured debt of the guarantors, to the extent of the collateral securing such debt. These notes contain covenants that restrict Appleton’s ability and the ability of Appleton’s other guarantors to sell assets or merge or consolidate with or into other companies; borrow money; incur liens; pay dividends or make other distributions; make other restricted payments and investments; place restrictions on the ability of certain subsidiaries to pay dividends or other payments to Appleton; enter into sale and leaseback transactions; amend particular agreements relating to the transaction with former parent Arjo Wiggins Appleton Limited and the ESOP; and enter into transactions with certain affiliates. These covenants are subject to important exceptions and qualifications set forth in the indenture governing the 11.25% second lien notes due 2015, as amended. In advance of the voluntary refinancing that took place on February 8, 2010 (discussed above), on January 29, 2010, the Company received the requisite consents from the beneficial owners of the second lien notes to certain amendments to the indenture governing these notes in order to (i) permit a transaction pursuant to which the ESOP will cease to own at least 50% of PDC, without triggering a requirement on the part of the Company to make an offer to repurchase the second lien notes and (ii) permit a capital contribution or operating lease of the black liquor assets located at the Company’s Roaring Spring, Pennsylvania facilities to a newly formed joint venture with a third-party in exchange for a minority equity interest in such joint venture.

In order to complete the debt-for-debt exchange, the Company and its lenders under the senior secured credit facilities entered into the Second Amendment to the senior secured credit facilities on September 30, 2009. This Second Amendment cleared the way for the Company to issue the second lien notes. Under the Second Amendment to the senior secured credit facilities, the Company paid interest rates equal to LIBOR, but not less than 2%, plus 462.5 basis points for any amounts outstanding on the senior secured variable rate notes payable and, interest rates initially equal to LIBOR, but not less than 2%, plus 462.5 basis points for any amounts outstanding on the revolving credit facility. The Second Amendment to the senior secured credit facilities provided a grid under which the interest rates payable, for amounts outstanding on the revolving credit facility, may have been reduced, based on measures of the Company’s total leverage as defined in the senior secured credit facilities. The Second Amendment also provided that the revolving credit facility would be reduced permanently by $5,000,000 on December 31, 2009, by $10,000,000 on March 31, 2010 and by an additional $15,000,000 on June 30, 2010. For accounting purposes, the amendment to the senior secured credit facilities was treated as a debt modification. The Company paid $2.5 million of fees to the creditors in conjunction with the amendment to the senior secured credit facilities. The debt issuance costs will be amortized over the term of the modified agreement along with pre-existing unamortized debt issuance costs as an adjustment to interest expense. Unamortized debt issuance costs of $0.2 million, relating to the revolving credit facility, were written off and recorded as debt extinguishment expense. Third-party costs of $0.5 million were also incurred and recorded as selling, general and administrative expenses.

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

In February 2008, the Company fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. Also during first quarter 2008, the Company fixed the interest rate, at 5.4%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. As discussed below, one of the swap contracts was terminated in February 2009. The covenant violation at January 3, 2009 and subsequent waiver and amendment, in March 2009, to the senior secured credit facilities, changed the basis of the forecasted transactions for the two interest rate swap contracts that were placed in 2008. As amended, the senior secured credit facilities contained interest payments based on LIBOR with a 2% floor, whereas the forecasted transactions assumed interest payments based on LIBOR. As a result, the Company concluded it was remote that the original forecasted transactions would occur as originally documented and reclassified as a charge against 2008 earnings, within interest expense, $9.4 million of swap losses originally classified in other comprehensive loss. The events of default also triggered an event of default pursuant to a cross-default provision under one of the interest rate swap contracts. As a result of the cross-default, the counterparty elected to terminate the swap contract. In February 2009, the Company and the counterparty resolved the Company’s obligation under the swap contract with an agreement to pay $4.7 million over the nine-month period ending October 2009. During 2009, the Company paid $4.7 million in accordance with the termination agreement. As of January 2, 2010, the remaining swap contract was recorded as a long-term liability of $3.8 million based on a fair value measurement using Level 2 inputs. The fair value of the interest rate swap derivative was primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine the discounted cash flows. In comparison to the fair value reported at year-end 2008 of $4.7 million, the 2009 year-end fair value of this long-term liability was $0.9 million lower, with the gain recorded in interest expense on the Consolidated Statement of Operations for the year ended January 2, 2010. As a result of the February 2010 voluntary refinancing, the Company paid $5.0 million, including interest, to settle this derivative.

Off-Balance Sheet Arrangements. The Company had no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of, or requirements for, capital resources at December 31, 2011.

Disclosures about Contractual Obligations, Commercial Commitments and Contingencies. A summary of significant contractual obligations, commercial commitments and contingencies as of December 31, 2011, for both Paperweight Development Corp. and Subsidiaries and Appleton Papers Inc. and Subsidiaries, is as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in millions)
Long-term debt (1)	$516.1	$1.3	$37.6	$469.8	$7.4
Operating leases	8.6	4.4	3.4	0.8	-
Other long-term obligations (2)	371.8	83.0	152.4	77.8	58.6
Total contractual cash obligations	$896.5	$88.7	$193.4	$548.4	$66.0

(1)	The senior secured first lien notes payable at 10.5%, due June 2015, are included at face of $305.0 million.

(2)	Represents obligations for interest, pension funding, postretirement health benefits and deferred compensation payments.

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

	Estimate of Potential Commitment per Period
Other Commitments	Total	Less Than 1 Year	1-3 Years	4-5 Years
	(dollars in millions)
Estimated share repurchase liability	$85.5	$17.0	$ 35.4	$ 33.1

The Company expects that a portion of this share repurchase liability will be funded from new deferrals from employees into the Company Stock Fund. Employees may defer, on a pre-tax basis, a percentage of their pay in an amount, subject to certain IRS limitations, equal to between 2% and 50% of their annual compensation. Participants have the option of directing their deferrals to the 401(k) Fund, the Company Stock Fund or a combination of both. The Company believes that new deferrals from employees into the Company Stock Fund for the five-year period presented above will aggregate approximately $14 million and could be used to fund a portion of the repurchase liability set forth in the table above.

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

Collective Bargaining Agreements

Manufacturing employees at the Company’s major manufacturing facilities in Appleton, Wisconsin, Roaring Spring, Pennsylvania and West Carrollton, Ohio, are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”). Represented employees at the West Carrollton facility ratified a three-year labor agreement in March 2009. Represented employees at the Appleton facility ratified a three-year labor agreement in December 2011. The labor contract at the Roaring Spring facility expired in November 2011 and negotiations are currently underway to ratify a new labor agreement.

USW also represents employees at the Appleton, Wisconsin, Camp Hill, Pennsylvania and Kansas City, Kansas distribution centers. Employees at the Peterborough, Ontario, Canada facility are represented by Independent Paperworkers of Canada. Employees at the Portage, Wisconsin plant and other distribution centers in Georgia, Ohio and California are not represented.

Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value. The Company does not engage in any trading activities that include non-exchange traded contracts accounted for at fair value.

Disclosures About Effects of Transactions with Related and Certain Other Parties. There were no significant transactions with related and certain other parties.

Disclosures About Critical Accounting Policies

PDC and Appleton prepare their consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Redeemable Common Stock. Redeemable equity securities are required to be accreted so the amount on the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Due to reductions in the share price on June 30, 2010 and earlier, partially offset by increases in the share price thereafter, the Company reduced the redeemable common stock accretion by $5.7 million for the year ended December 31, 2011. Redeemable common stock is being accreted up to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of December 31, 2011. The earliest redemption date, as mandated by federal law, occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. The fair value of redeemable common stock is determined by an independent, third-party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $138 million has been determined. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

Income Taxes. In conjunction with the acquisition of Appleton, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes, and therefore, the Company anticipates that it will not incur any future U.S. federal income tax liability and minimal state and local income tax liabilities. Appleton’s Canadian subsidiary, Appleton Papers Canada Ltd., is not eligible for treatment as a qualified subchapter S subsidiary. As a result, the Company will incur a foreign tax liability. The Company’s income tax reserve at December 31, 2011, covers various audit issues and provisions for certain non-U.S. entities. All U.S. federal C corporation tax years are closed. Various Canadian and state tax years remain open.

Inventories. Inventories are stated at the lower of cost or market. During fourth quarter 2010, the Company changed its method of inventory accounting, for raw materials, work in process and finished goods inventories, from the LIFO method to the FIFO method. This was deemed a preferable method as the key users of the financial statements, including lenders, creditors and rating agencies, analyze results and require compliance with debt covenants using the FIFO method of accounting. Further, this conformed all of the Company's inventories to the FIFO method of accounting and promotes greater comparability with international competitors as the Company expands its global sales. Stores and spare parts inventories are valued at average cost. Valuing inventories at the lower of cost or market requires the use of estimates and judgment relating to excess and obsolete inventory. Any actions taken by customers that could impact the value of inventory are considered when determining the lower of cost or market valuations.

Accounts Receivable. Accounts receivable are valued net of an allowance for uncollectible accounts. This allowance is based on an estimate of the portion of the receivables that will not be collected in the future. However, the ultimate collectability of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

Intangible Assets. The Company reviews the carrying value of intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment test, principally in determining the fair value of the respective indefinite-lived intangible assets.

Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are tested for impairment when events or changes in circumstances indicate that the asset might be impaired. Indefinite-lived intangible assets are not amortized.

Revenue Recognition. Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company’s price to the customer is fixed; collectability is reasonably assured; and title has transferred to the customer. These criteria are met at the time of shipment. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized. The Company typically does not invoice its customers for shipping and handling fees, which are classified as selling, general and administrative expenses.

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

The discount rate is developed by selecting a portfolio of high-quality corporate bonds appropriate to provide for the projected benefit payments of the plan. This portfolio is selected from a universe of over 500 Aa-graded noncallable bonds available in the market as of December 31, 2011, further limited to those bonds with average yields between the 10th and 90th percentiles. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds selected to the discounted value of the plan’s benefit payments. Based on the methodology described above, and a selected portfolio of 17 bonds, the Company has selected a discount rate of 5.00% for the pension plans to value year-end liabilities. The discount rate used at year-end 2010 was 5.75%.

The expected long-term rate of return on assets assumption is developed considering the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Expected returns for each asset class are developed using estimates of expected real returns plus expected inflation. Long-term expected real returns are derived from future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, the Company selected 8.00% at year-end 2011 and 8.25% at year-end 2010 as its long-term rate of return on assets assumption.

Significant differences in actual experience or significant changes in assumptions may materially affect its pension and other postretirement obligations and future expense. As of December 29, 2007, the Company adopted the provisions of ASC 715, “Compensation – Retirement Plans.” Additionally, this pronouncement, which required the Company to measure the funded status of a plan as of the date of its year-end no later than 2008, was adopted during 2008.

Alternative Fuels Tax Credit. The U.S. Internal Revenue Code provided a tax credit for companies that used alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, was refundable to the taxpayer. In February 2009, the Company began mixing black liquor with diesel fuel and using the mixture at its mill in Roaring Spring, Pennsylvania. The Company applied to the Internal Revenue Service to be registered as an alternative fuel mixer and received its registration in May 2009. For the year ended January 2, 2010, the Company filed for and received excise tax refunds totaling $17.7 million. The credits were recorded as a reduction to cost of sales on the Consolidated Statement of Operations for the year ended January 2, 2010. This credit expired as of December 31, 2009.

Environmental and Legal Matters

The Company’s operations are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations. These include laws and regulations governing emissions of air pollutants, discharges of wastewater and storm water, storage, treatment and disposal of materials and waste, remediation of soil, surface water and groundwater contamination and liability for damages to natural resources. In addition, the Company is also governed by laws and regulations relating to workplace safety and worker health which, among other things, regulate employee exposure to hazardous chemicals in the workplace.

Compliance with environmental laws and regulations is an important facet of the business. The Company expects to incur capital expenditures of approximately $1.6 million in 2012 and a total of approximately $7.8 million from 2013 through 2017 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. The Company expects to continue to incur expenditures after 2017 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements.

The Company is subject to strict and, under some circumstances, joint and several liability for the investigation and remediation of environmental contamination, including contamination caused by other parties, at properties that it owns or operates and at properties where the Company or its predecessors have arranged for the disposal of regulated materials. As a result, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The Company could be involved in additional proceedings in the future and the total amount of these future costs and other environmental liabilities may be material. Appleton has been named a PRP at one site for which its liability may be significant, the Lower Fox River site, which is described elsewhere.

The Company is involved from time to time in certain administrative and judicial proceedings and inquiries related to environmental matters. For a discussion of these environmental matters, see “Item 1. Business – Environmental” and Note 19 of the Notes to the Consolidated Financial Statements. Furthermore, from time to time the Company may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of business. The Company maintains a comprehensive insurance program to protect against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. The Company has successfully defended such claims, settling some for amounts which are not material to its business and obtaining dismissals in others. While the Company will vigorously defend itself in any similar cases that may be brought against it in the future, there can be no assurance that it will be successful.

In September 2007, the Company commenced litigation against Andritz BMB AG and Andritz, Inc. The claims asserted included breach of obligations under a February 2007 agreement to perform certain engineering services which also granted the Company an option to purchase certain equipment and services relating to an off-machine paper coating line. On May 14, 2009, the Company received a favorable jury verdict, and on August 11, 2009, an Outagamie County, Wisconsin judge granted the Company’s motion to enter judgment in favor of the Company in the amount of $29.1 million plus 12% interest annually beginning as of January 9, 2009. The defendant appealed the final judgment and in March 2011 the Wisconsin Court of Appeals issued a decision unanimously affirming the final judgment. On September 1, 2011, the Wisconsin Supreme Court denied the defendants’ petition seeking further review of the matter. During the third quarter 2011, the Company received payment of $23.2 million in damages, including interest and net of related fees and litigation expenses.

Other than the Lower Fox River matter described in “Item 1. Business – Environmental,” and assuming the Company’s expectations regarding defending such demands, claims, suits or other legal or regulatory proceedings prove accurate, the Company does not believe that any pending or threatened demands, claims, suits or other legal or regulatory proceedings will have, individually or in the aggregate, a materially adverse effect on its business, financial condition and results of operations or cash flows.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-09, "Compensation-Retirement Benefits-Multiemployer Plans." The revised standard is intended to address concerns from the users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. The standard requires employers to provide, on an annual basis, additional quantitative and qualitative disclosures. These disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans including: the significant multiemployer plans in which an employer participates, the level of an employer’s participation in the significant multiemployer plans, the financial health of the significant multiemployer plans and the nature of the employer commitments to the plans. ASU 2011-09 is effective for fiscal years ending after December 15, 2011. Since the Company participates in a multiemployer pension plan, it is including the expanded disclosures within its consolidated financial statements for the year ended December 31, 2011, in Note 16 of Notes to Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." It provides updated guidance related to the presentation of other comprehensive income, offering two alternatives for presentation, including (a) a single continuous statement of comprehensive income or (b) two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” It defers the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income, for both interim and annual reporting periods. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company expects that adoption will not have a significant impact on its consolidated financial statements.

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

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency exchange rate fluctuations and commodity prices. To reduce these risks, it selectively uses financial instruments and other proactive risk management techniques. For additional information, see Note 2 to Consolidated Financial Statements, Derivative Financial Instruments and Hedging Activities, and Note 14 to Consolidated Financial Statements, Derivative Instruments and Hedging Activities.

Interest Rate Risk. As of year ended December 31, 2011, the Company had variable rate debt of $8.7 million. As such, a change of 1% to current interest rates would not have a material impact on interest expense.

Currency Risk. The Company maintains a sales organization and distribution facility in Canada and makes investments and enters into transactions denominated in foreign currencies. Although the majority of international sales are denominated in U.S. dollars, an increasing portion of international sales are denominated in foreign currencies with the effect that the Company is increasingly exposed to translational foreign exchange risk in coming years.

The Company has entered into limited foreign exchange contracts to reduce the variability of the earnings and cash flow impacts of nonfunctional currency denominated activities between its Canadian distribution center and customers located outside the United States. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying items being hedged. Maturities of forward exchange contracts coincide with settlement dates of related transactions. Forward exchange contracts are designated as cash flow hedges in accordance with ASC 815, “Derivatives and Hedging.” At December 31, 2011, the Company did not have any outstanding foreign exchange contracts hedging future accounts receivable. A 10% appreciation or depreciation in the Canadian dollar at December 31, 2011 would not have a significant impact on the Company’s consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows.

Commodity Prices. The Company is subject to the effects of changing raw material costs caused by movements in underlying commodity prices. The Company is exposed to fluctuating market prices for commodities, including pulp, chemicals and base stock, and has established programs to manage exposure to commodity prices through effective negotiations with suppliers. As listed within its contractual obligations, the Company enters into contracts with vendors to lock in commodity prices at various times and for various periods to limit near-term exposure to fluctuations in raw material prices.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Consolidated Balance Sheet at fair value using inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the strike price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At December 31, 2011, the hedged volumes of these contracts totaled 488,000 MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2012.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. These contracts are recorded in the Consolidated Balance Sheet at fair value using market inputs based on pricing published by RISI, Inc. (“RISI”) as measured on the last trading day of the accounting period and compared to the swap’s fixed price. Currently, there are two pulp swap contracts in place. As of December 31, 2011, the first swap contract had a remaining hedge volume of 2,000 tons of pulp with settlement dates extending through February 2012. It is not designated as a hedge, and therefore, gains or losses due to changes in fair value are recorded in current period earnings. During third quarter 2011, the Company entered into a second swap contract. As of December 31, 2011, this swap contract hedges 24,000 tons of pulp with settlement dates January through December 2012. It is designated as a cash flow hedge of forecasted pulp purchases, and therefore, the change in the effective portion of the fair value of the hedge will be deferred in accumulated other comprehensive loss until the inventory containing the pulp is sold.

Item 8.            Financial Statements and Supplementary Data

1.  Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of Paperweight Development Corp. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of redeemable common stock, accumulated deficit, accumulated other comprehensive loss and comprehensive income (loss) present fairly, in all material aspects, the financial position of Paperweight Development Corp. and its subsidiaries at December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 23, 2012

To the Shareholder and Board of Directors of Appleton Papers Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of equity present fairly, in all material aspects, the financial position of Appleton Papers Inc. and its subsidiaries at December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 23, 2012

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)
	December 31, 2011	January 1, 2011
ASSETS
Current assets
Cash and cash equivalents	$7,241	$3,772
Accounts receivable, less allowance for doubtful accounts of $1,186 and $1,435, respectively	90,339	93,374
Inventories	102,527	110,032
Other current assets	54,724	41,992
Total current assets	254,831	249,170

Property, plant and equipment, net of accumulated depreciation of $513,985 and $470,676, respectively	324,665	354,601
Intangible assets, net	46,125	48,449
Other assets	16,297	24,779
Total assets	$641,918	$676,999

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$1,256	$18,694
Accounts payable	51,766	48,651
Accrued interest	2,628	3,094
Other accrued liabilities	91,427	62,988
Total current liabilities	147,077	133,427

Long-term debt	510,533	540,131
Postretirement benefits other than pension	41,611	45,133
Accrued pension	125,245	88,583
Other long-term liabilities	7,389	5,716
Commitments and contingencies (Note 19)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 9,212,808 and 9,713,212, respectively	97,615	110,045
Accumulated deficit	(150,193)	(153,765)
Accumulated other comprehensive loss	(137,359)	(92,271)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$641,918	$676,999

The accompanying notes are an integral part of these consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)
	December 31, 2011	January 1, 2011
ASSETS
Current assets
Cash and cash equivalents	$7,241	$3,772
Accounts receivable, less allowance for doubtful accounts of $1,186 and $1,435, respectively	90,339	93,374
Inventories	102,527	110,032
Other current assets	54,724	41,992
Total current assets	254,831	249,170

Property, plant and equipment, net of accumulated depreciation of $513,985 and $470,676, respectively	324,665	354,601
Intangible assets, net	46,125	48,449
Other assets	16,285	24,767
Total assets	$641,906	$676,987

LIABILITIES AND TOTAL EQUITY
Current liabilities
Current portion of long-term debt	$1,256	$18,694
Accounts payable	51,766	48,651
Accrued interest	2,628	3,094
Other accrued liabilities	91,427	62,988
Total current liabilities	147,077	133,427

Long-term debt	510,533	540,131
Postretirement benefits other than pension	41,611	45,133
Accrued pension	125,245	88,583
Other long-term liabilities	7,389	5,716
Total liabilities	831,855	812,990
Commitments and contingencies (Note 19)	-	-
Common stock, $100.00 par value, 130,000 shares authorized, 100 shares issued and outstanding	10,500	10,500
Paid-in capital	623,305	623,305
Due from parent	(229,100)	(222,354)
Accumulated deficit	(457,295)	(455,183)
Accumulated other comprehensive loss	(137,359)	(92,271)
Total equity	(189,949)	(136,003)
Total liabilities and equity	$641,906	$676,987

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010

Net sales	$857,329	$849,884	$761,807

Cost of sales	687,524	684,488	603,247

Gross profit	169,805	165,396	158,560

Selling, general and administrative expenses	130,574	137,304	128,452
Environmental expense insurance recovery	-	(8,947)	-
Litigation settlement, net (Note 19)	3,122	-	-

Operating income	36,109	37,039	30,108

Other expense (income)
Interest expense	61,330	65,772	51,291
Debt extinguishment expense (income), net	-	7,010	(42,602)
Interest income	(355)	(327)	(402)
Recovery from litigation settlement, net (Note 19)	(23,229)	-	-
Foreign exchange loss (gain)	1,136	600	(1,506)
Other income	(1,238)	(1,029)	(820)

(Loss) income from continuing operations before income taxes	(1,535)	(34,987)	24,147

Provision for income taxes	577	176	333

(Loss) income from continuing operations	(2,112)	(35,163)	23,814

Discontinued operations
Income (loss) from discontinued operations, net of income taxes	-	3,499	(606)

Net (loss) income	$(2,112)	$(31,664)	$23,208

The accompanying notes are an integral part of these consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010

Net sales	$857,329	$849,884	$761,807

Cost of sales	687,524	684,488	603,247

Gross profit	169,805	165,396	158,560

Selling, general and administrative expenses	130,574	137,304	128,452
Environmental expense insurance recovery	-	(8,947)	-
Litigation settlement, net (Note 19)	3,122	-	-

Operating income	36,109	37,039	30,108

Other expense (income)
Interest expense	61,330	65,772	51,291
Debt extinguishment expense (income), net	-	7,010	(42,602)
Interest income	(355)	(327)	(402)
Recovery from litigation settlement, net (Note 19)	(23,229)	-	-
Foreign exchange loss (gain)	1,136	600	(1,506)
Other income	(1,238)	(1,029)	(820)

(Loss) income from continuing operations before income taxes	(1,535)	(34,987)	24,147

Provision for income taxes	577	176	333

(Loss) income from continuing operations	(2,112)	(35,163)	23,814

Discontinued operations
Income (loss) from discontinued operations, net of income taxes	-	3,499	(606)

Net (loss) income	$(2,112)	$(31,664)	$23,208

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED
(dollars in thousands)

	For the Year Ended December 31, 2011	For the Year Ended January 1, 2011	For the Year Ended January 2, 2010
Cash flows from operating activities:
Net (loss) income	$(2,112)	$(31,664)	$23,208
Adjustments to reconcile net (loss) income to net cash
provided (used) by operating activities:
Depreciation	46,292	48,578	58,279
Amortization of intangible assets	2,324	2,908	3,755
Impairment of discontinued operations goodwill and long-lived assets	-	-	6,341
Amortization of financing fees	3,373	4,080	3,115
Amortization of bond discount	958	745	-
Employer 401(k) noncash matching contributions	2,738	3,209	4,006
Foreign exchange loss (gain)	1,143	559	(1,819)
Net gain from involuntary conversion of equipment	(1,374)	(638)	-
Loss on disposals of equipment	209	419	574
Gain on sale of business	-	(2,560)	(755)
Accretion of capital lease obligation	7	33	68
Loss (gain) on debt extinguishment	-	7,010	(42,602)
Fox River insurance recovery	(145)	(9,053)	-
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	2,004	(14,540)	(187)
Inventories	7,463	(6,026)	5,691
Other current assets	14,484	(6,739)	1,300
Accounts payable and other accrued liabilities	(569)	(9,273)	14,695
Restructuring reserve	-	-	(2,138)
Accrued pension	(12,004)	(7,279)	(5,484)
Other, net	3,920	(9,754)	(7,132)

Net cash provided (used) by operating activities	68,711	(29,985)	60,915

Cash flows from investing activities:
Proceeds from sale of equipment	6	208	27
Net change in cash due to sale of C&H Packaging, Inc.	-	-	16,875
Net change in cash due to sale of Films	2,000	56,000
Insurance proceeds from involuntary conversion	1,374	1,029	-
Additions to property, plant and equipment	(15,847)	(17,839)	(24,556)

Net cash (used) provided by investing activities	(12,467)	39,398	(7,654)

Cash flows from financing activities:
Payments of senior secured notes payable	-	(211,225)	(10,400)
Payments of senior subordinated notes payable	(17,491)	-	(1,687)
Proceeds from senior secured first lien notes payable	-	299,007	-
Debt acquisition costs	-	(10,847)	(8,642)
Payments relating to capital lease obligation	(47)	(721)	(731)
Proceeds from old revolving line of credit	-	21,350	254,201
Payments of old revolving line of credit	-	(109,575)	(249,710)
Proceeds from new revolving line of credit	202,800	316,993	-
Payments of new revolving line of credit	(232,100)	(287,693)	-
Proceeds from State of Ohio loan	-	-	3,000
Payments of State of Ohio loan	(1,203)	(1,151)	(958)

Payments of secured financing	-	(20,905)	(2,120)
Proceeds from issuance of redeemable common stock	2,875	3,561	4,135
Payments to redeem common stock	(12,351)	(11,811)	(21,162)
Increase (decrease) in cash overdraft	4,749	(2,628)	(13,717)

Net cash used by financing activities	(52,768)	(15,645)	(47,791)

Effect of foreign exchange rate changes on cash and cash equivalents	(7)	41	313
Change in cash and cash equivalents	3,469	(6,191)	5,783
Cash and cash equivalents at beginning of period	3,772	9,963	4,180

Cash and cash equivalents at end of period	$7,241	$3,772	$9,963

The accompanying notes are an integral part of these consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED
(dollars in thousands)

	For the Year Ended December 31, 2011	For the Year Ended January 1, 2011	For the Year Ended January 2, 2010
Cash flows from operating activities:
Net (loss) income	$(2,112)	$(31,664)	$23,208
Adjustments to reconcile net (loss) income to net cash
provided (used) by operating activities:
Depreciation	46,292	48,578	58,279
Amortization of intangible assets	2,324	2,908	3,755
Impairment of discontinued operations goodwill and long-lived assets	-	-	6,341
Amortization of financing fees	3,373	4,080	3,115
Amortization of bond discount	958	745	-
Employer 401(k) noncash matching contributions	2,738	3,209	4,006
Foreign exchange loss (gain)	1,143	559	(1,819)
Net gain from involuntary conversion of equipment	(1,374)	(638)	-
Loss on disposals of equipment	209	419	574
Gain on sale of business	-	(2,560)	(755)
Accretion of capital lease obligation	7	33	68
Loss (gain) on debt extinguishment	-	7,010	(42,602)
Fox River insurance recovery	(145)	(9,053)	-
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	2,004	(14,540)	(187)
Inventories	7,463	(6,026)	5,691
Other current assets	14,484	(6,739)	1,300
Accounts payable and other accrued liabilities	24,851	(35,793)	24,095
Restructuring reserve	-	-	(2,138)
Accrued pension	(12,004)	(7,279)	(5,484)
Other, net	1,190	(41,554)	(96,826)

Net cash provided (used) by operating activities	91,401	(88,305)	(19,379)

Cash flows from investing activities:
Proceeds from sale of equipment	6	208	27
Net change in cash due to sale of C&H Packaging, Inc.	-	-	16,875
Net change in cash due to sale of Films	2,000	56,000	-
Insurance proceeds from involuntary conversion	1,374	1,029	-
Additions to property, plant and equipment	(15,847)	(17,839)	(24,556)

Net cash (used) provided by investing activities	(12,467)	39,398	(7,654)

Cash flows from financing activities:
Payments of senior secured notes payable	-	(211,225)	(10,400)
Payments of senior subordinated notes payable	(17,491)	-	(1,687)
Proceeds from senior secured first lien notes payable	-	299,007	-
Debt acquisition costs	-	(10,847)	(8,642)
Payments relating to capital lease obligation	(47)	(721)	(731)
Proceeds from old revolving line of credit	-	21,350	254,201
Payments of old revolving line of credit	-	(109,575)	(249,710)
Proceeds from new revolving line of credit	202,800	316,993	-
Payments of new revolving line of credit	(232,100)	(287,693)	-
Proceeds from State of Ohio loan	-	-	3,000
Payments of State of Ohio loan	(1,203)	(1,151)	(958)
Payments of secured financing	-	(20,905)	(2,120)
Due from parent	(32,166)	50,070	63,267
Increase (decrease) in cash overdraft	4,749	(2,628)	(13,717)

Net cash used by financing activities	(75,458)	42,675	32,503

Effect of foreign exchange rate changes on cash and cash equivalents	(7)	41	313
Change in cash and cash equivalents	3,469	(6,191)	5,783
Cash and cash equivalents at beginning of period	3,772	9,963	4,180

Cash and cash equivalents at end of period	$7,241	$3,772	$9,963

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)

Balance, January 3, 2009	10,643,894	$147,874	$(165,055)	$(95,169)

Comprehensive income:
Net income	-	-	23,208	-	$23,208
Changes in retiree plans	-	-	-	(5,099)	(5,099)
Realized and unrealized gains on derivatives	-	-	-	551	551
Total comprehensive income					$18,660

Issuance of redeemable common stock	522,602	8,129	-	-
Redemption of redeemable common stock	(1,069,397)	(21,162)	-	-
Accretion of redeemable common stock	-	(12,754)	12,754	-

Balance, January 2, 2010	10,097,099	$122,087	$(129,093)	$(99,717)

Comprehensive loss:
Net loss	-	-	(31,664)	-	$(31,664)
Changes in retiree plans	-	-	-	7,306	7,306
Realized and unrealized gains on derivatives	-	-	-	140	140
Total comprehensive loss					$(24,218)

Issuance of redeemable common stock	562,003	6,761	-	-
Redemption of redeemable common stock	(945,890)	(11,811)	-	-
Accretion of redeemable common stock	-	(6,992)	6,992	-

Balance, January 1, 2011	9,713,212	$110,045	$(153,765)	$(92,271)

Comprehensive loss:
Net loss	-	-	(2,112)	-	$(2,112)
Changes in retiree plans	-	-	-	(46,461)	(46,461)
Realized and unrealized gains on derivatives	-	-	-	1,373	1,373
Total comprehensive loss					$(47,200)

Issuance of redeemable common stock	416,217	5,605	-	-
Redemption of redeemable common stock	(916,621)	(12,351)	-	-
Accretion of redeemable common stock	-	(5,684)	5,684	-

Balance, December 31, 2011	9,212,808	$97,615	$(150,193)	$(137,359)

The accompanying notes are an integral part of these consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (dollars in thousands, except share data)
	Common Stock
	Shares Outstanding	Amount	Paid-in Capital	Due from Parent	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)

Balance, January 3, 2009	100	$10,500	$623,305	$(204,272)	$(446,727)	$(95,169)

Comprehensive income:
Net income	-	-	-	-	23,208	-	$23,208
Changes in retiree plans	-	-	-	-	-	(5,099)	(5,099)
Realized and unrealized gains on derivatives	-	-	-	-	-	551	551
Total comprehensive income							$18,660
Change in due from parent	-	-	-	(13,033)	-	-

Balance, January 2, 2010	100	$10,500	$623,305	$(217,305)	$(423,519)	$(99,717)

Comprehensive loss:
Net loss	-	-	-	-	(31,664)	-	$(31,664)
Changes in retiree plans	-	-	-	-	-	7,306	7,306
Realized and unrealized gains on derivatives	-	-	-	-	-	140	140
Total comprehensive loss							$(24,218)
Change in due from parent	-	-	-	(5,049)	-	-

Balance, January 1, 2011	100	$10,500	$623,305	$(222,354)	$(455,183)	$(92,271)

Comprehensive loss:
Net loss	-	-	-	-	(2,112)	-	$(2,112)
Changes in retiree plans	-	-	-	-	-	(46,461)	(46,461)
Realized and unrealized gains on derivatives	-	-	-	-	-	1,373	1,373
Total comprehensive loss							$(47,200)
Change in due from parent	-	-	-	(6,746)	-	-

Balance, December 31, 2011	100	$10,500	$623,305	$(229,100)	$(457,295)	$(137,359)

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying consolidated financial statements, after the elimination of intercompany accounts and transactions, include the accounts of Paperweight Development Corp. (“PDC”) and its 100%-owned subsidiaries (collectively the “Company”), which includes the consolidated financial statements of Appleton Papers Inc. and its 100%-owned subsidiaries (collectively “Appleton”), for the years ended December 31, 2011, January 1, 2011, and January 2, 2010. The Company has performed an evaluation of subsequent events (see Note 3, Long-Term Supply Agreement Subsequent Event). PDC conducts substantially all of its business through Appleton.

NATURE OF OPERATIONS

Appleton is the primary operating subsidiary of PDC. The Company creates product solutions for customers and end users through its development and use of coating formulations and applications as well as microencapsulation and security technologies. It has three reportable segments: carbonless papers, thermal papers and Encapsys (see Note 24, Segment Information).

The carbonless papers segment, which includes carbonless and security paper products, is the largest component of the Company’s paper business. Carbonless paper is used to make multipart business forms such as invoices and purchase orders. The Company produces coated products for point-of-sale displays and other design and print applications and offers custom coating solutions. Carbonless products are sold to converters, business forms printers and merchant distributors who stock and sell carbonless paper to printers. The Company produces security papers with features that resist forgery, tampering and counterfeiting. The Company’s portfolio of products incorporates security technologies, including watermarks, taggants, reactive chemicals, embedded threads and fibers and machine-readable technologies, to serve global markets. The Company focuses on financial and identity documents for business and government such as checks, visas, automobile titles and birth certificates. Sales within the carbonless papers segment accounted for approximately 53% of consolidated net sales in 2011, 56% of consolidated net sales in 2010 and 61% of consolidated net sales in 2009.

The thermal papers segment focuses on the development of substrates for the transaction and item identification markets. Thermal paper is used in four principal end markets: (1) point-of-sale products for retail receipts and coupons; (2) labels for shipping, warehousing, medical and clean-room applications; (3) tags and tickets for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart products for engineering, industrial and medical diagnostic charts. Point-of-sale products are sold to printers and converters who in turn sell to end-user customers or to resellers such as office supply stores, office superstores, warehouse clubs, mail order catalogs, equipment dealers, merchants and original equipment manufacturers. Label products are sold to companies who apply pressure sensitive adhesive coatings and release liners and then sell these products to label printers. Tag, ticket and chart grades are sold to specialty printing companies who convert them to finished products such as entertainment, lottery and gaming tickets, tags, coupons and medical charts. Sales within the thermal papers segment accounted for approximately 43% of consolidated net sales in 2011, 40% of consolidated net sales in 2010 and 37% of consolidated net sales in 2009.

The Encapsys segment discovers, develops and manufactures microencapsulation solutions for external partner companies and for the Company’s carbonless papers segment. Microencapsulation is the process of putting a microscopic wall around a core substance. The Company helped NCR Corporation (“NCR”) produce the first commercial application for microencapsulation in 1954 with the introduction of carbonless paper. Since then, the Company researchers have developed the art and science of microencapsulation and are working with potential partners in industries as diverse as agriculture, paints and coatings, food, pharmaceuticals, paper, textiles, personal and household care, adhesives, and oil and gas. The Encapsys segment leverages the Company’s extensive technical knowledge and experience with microencapsulation and uses an open innovation process with partner companies to develop successful technical solutions for those companies. Sales within the Encapsys segment accounted for approximately 6% of consolidated net sales in both 2011 and  2010 and 5% of consolidated net sales in 2009.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

RELATIONSHIPS WITH FORMER PARENT

At the close of business on November 9, 2001, PDC and New Appleton LLC completed the purchase of all the partnership interests of Arjo Wiggins Delaware General Partnership (“AWDGP”) and its 100%-owned subsidiary, Appleton Papers Inc.

In conjunction with the acquisition, the Company entered into two indemnification agreements under which Arjo Wiggins Appleton Limited, now known as Windward Prospects Ltd (“AWA”), the former parent of Appleton, agreed to indemnify PDC and PDC agreed to indemnify Appleton for the costs, expenses and liabilities related to certain governmental and third-party environmental claims, referred to as the Fox River Liabilities.

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million (see Note 19, Commitments and Contingencies). During 2008, Appleton paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA.

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy provided up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. At December 31, 2011, there was no remaining coverage on the policy.

As amended in, and as limited by the terms of the purchase agreement relating to the acquisition of Appleton, AWA and two of its affiliates have agreed to indemnify PDC and Appleton for certain losses resulting from (1) inaccuracies in the environmental representations and warranties made by AWA and its affiliates, (2) certain known environmental matters that existed at the closing of the acquisition, (3) environmental matters related to the businesses of Newton Falls, Inc., Appleton Coated LLC and several other of the Company’s former affiliates and subsidiaries and (4) environmental matters relating to the real property on which the Company’s former Camp Hill, Pennsylvania plant and the Company’s current distribution center are located that existed prior to its sale of the Camp Hill plant to a third-party.

RELATIONSHIP OF APPLETON PAPERS INC. WITH PARENT

As a result of PDC’s November 2001 acquisition of Appleton Papers Inc. Appleton entered into borrowings with a third-party and transferred the acquired cash through a subordinated demand note receivable with PDC to fund the acquisition from AWA. The note principal of $167.1 million and accrued interest at 6% is due on demand. Though the principal and accrued interest is due on demand, PDC does not have the ability or intent to repay the amounts due. As such, the loan has been classified as a reduction in equity.

As described in Note 22, the ESOP purchased 100% of PDC shares in 2001. All ESOP shares activities, including issuance, deferrals, redemptions, and accretion, are recorded by PDC. Cash is transacted through intercompany loans from Appleton to PDC in order to fund ESOP redemption activities and ESOP deferrals are in turn paid back to Appleton. Redemption activities are significantly larger than employee deferrals. The Company has classified the intercompany loans on Appleton's ledger as a reduction to equity as PDC does not have the ability or intent to repay the amounts due.

As discussed above, in conjunction with the acquisition of Appleton, PDC entered into two indemnification agreements under which AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for the costs, expenses and liabilities related to the Fox River Liabilities. The balance sheet of PDC includes an indemnification receivable from AWA in current assets and a corresponding indemnification payable to Appleton in current liabilities. The balance sheet of Appleton includes an indemnification receivable from PDC in current assets and a corresponding reserve for Fox River Liabilities in current liabilities.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company’s fiscal year is the 52-week or 53-week period ending the Saturday nearest December 31. Fiscal year 2011 was a 52-week period ending December 31, 2011. Fiscal year 2010 was a 52-week period ending January 1, 2011. Fiscal year 2009 was a 52-week period ending on January 2, 2010.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more critical estimates made by management relate to environmental contingencies, pension and postretirement assumptions, accrued discounts, intangible and tangible asset impairment analyses, fair market value of redeemable common stock and receivable reserves. Actual results could differ from those estimates.

RECLASSIFICATIONS

See Note 4, Discontinued Operations, which discusses reclassifications made to the financial statements to present divested subsidiaries as discontinued operations.

REVENUE RECOGNITION

Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company’s price to the customer is fixed; collectability is reasonably assured; and title has transferred to the customer. These criteria are met at the time of shipment. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized. The Company typically does not invoice its customers for shipping and handling fees, which are classified as selling, general and administrative expenses and totaled approximately $48 million for 2011, $48 million for 2010 and $42 million for 2009.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company selectively uses financial instruments to manage some market risks from changes in interest rates, foreign currency exchange rates or commodity prices and follows the guidance of ASC 815, “Derivatives and Hedging.” The fair values of all derivatives are recorded in the Consolidated Balance Sheet. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive loss, depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges in accordance with ASC 815 and are recorded in the Consolidated Balance Sheet at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive loss and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transaction will not occur. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Consolidated Balance Sheet at fair value. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. These contracts are recorded in the Consolidated Balance Sheet at fair value. Currently, there are two pulp swap contracts in place. One contract is not designated as a hedge and its gains or losses due to changes in fair value are recorded in current period earnings. The second contract is designated as a cash flow hedge of forecasted pulp purchases and the change in the effective portion of the fair value of the hedge is deferred in accumulated other comprehensive loss until the inventory containing the pulp is sold.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2008, the Company fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. As a result of the February 2010 voluntary refinancing, the Company paid $5.0 million, including interest, to settle this derivative. See Note 11, Long-Term Obligations.

For the three years ended December 31, 2011, the amount recognized in earnings due to ineffectiveness of hedge transactions was immaterial. The amount reported as realized and unrealized gains on derivatives of $1.4 million for 2011, $0.1 million in 2010 and $0.6 million in 2009, in accumulated other comprehensive loss, represents the net gain on derivatives designated as cash flow hedges.

CASH EQUIVALENTS

Cash equivalents consist of funds invested in institutional money market funds with daily liquidity. At December 31, 2011 and January 1, 2011, there were cash overdrafts of approximately $13.7 million and $9.0 million, respectively, which are included in accounts payable within the accompanying consolidated balance sheets.

INVENTORIES

Inventories are stated at the lower of cost or market. During fourth quarter 2010, the Company changed its method of inventory accounting, for raw materials, work in process and finished goods inventories, from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. This was deemed a preferable method as the key users of the financial statements, including lenders, creditors and rating agencies, analyze results and require compliance with debt covenants using the FIFO method of accounting. Further, this conformed all of the Company's inventories to the FIFO method of accounting and promotes greater comparability with international competitors as the Company expands its global sales. Stores and spare parts inventories are valued at average cost. Finished goods and work in process inventories include the cost of materials, labor and manufacturing overhead.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

IMPAIRMENT OF GOODWILL, INTANGIBLES AND LONG-LIVED ASSETS

The Company reviewed the carrying value of goodwill for impairment annually or more frequently if events or changes in circumstances indicated that the goodwill might be impaired. This impairment analysis consisted of a comparison of the fair value of the related reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeded its fair value, a second step to test for impairment was performed. With the sale of C&H Packaging, Inc. (“C&H”) in 2009 and American Plastics Company, Inc. (“APC”) and New England Extrusion Inc. (“NEX”) in 2010, the Company no longer carries goodwill on its balance sheet.

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

INCOME TAXES

In conjunction with the acquisition of Appleton, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes, and therefore, the Company anticipates that it will not incur any future U.S. federal income tax liability and minimal state and local income tax liabilities.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective December 30, 2007, the Company adopted ASC 820, “Fair Value Measurements and Disclosures” for financial assets. Effective January 4, 2009, the Company adopted ASC 820 for nonfinancial assets. ASC 820 establishes a framework for measuring fair value and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

When available, quoted market prices were used to determine fair value and such measurements are classified within Level 1. In some cases where market prices are not available, observable market-based inputs were used to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates. These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ASC 820 expanded the definition of fair value to include the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or by the Company) will not be fulfilled. For financial assets traded in an active market (Level 1 and certain Level 2), the nonperformance risk is included in the market price. For certain other financial assets and liabilities (Level 2 and 3), fair value calculations have been adjusted accordingly.

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

ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of the non-owner changes in equity, or accumulated other comprehensive loss, are as follows (dollars in thousands):

	2011	2010
Changes in retiree plans	$(139,118)	$(92,657)

Realized and unrealized gains on derivatives	1,759	386
	$(137,359)	$(92,271)

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled $11.4 million in 2011, $12.5 million in 2010 and $12.0 million in 2009.

ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-09, "Compensation-Retirement Benefits-Multiemployer Plans." The revised standard is intended to address concerns from the users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. The standard requires employers to provide, on an annual basis, additional quantitative and qualitative disclosures. These disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans including: the significant multiemployer plans in which an employer participates, the level of an employer’s participation in the significant multiemployer plans, the financial health of the significant multiemployer plans and the nature of the employer commitments to the plans. ASU 2011-09 is effective for fiscal years ending after December 15, 2011. Since the Company participates in a multiemployer pension plan, it is including the expanded disclosures within its consolidated financial statements for the year ended December 31, 2011, in Note 16 of Notes to Consolidated Financial Statements

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." It provides updated guidance related to the presentation of other comprehensive income, offering two alternatives for presentation, including (a) a single continuous statement of comprehensive income or (b) two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” It defers the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income, for both interim and annual reporting periods. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company expects that adoption will not have a significant impact on its consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

3.       LONG-TERM SUPPLY AGREEMENT SUBSEQUENT EVENT

On February 22, 2012, the Company entered into a long-term supply agreement for the purchase of carbonless and thermal base stock to be coated at the Company’s converting facilities. Under the terms of the agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is fifteen years. It includes successive five-year renewal terms unless either party gives notice of non-renewal at least two years prior to the expiration of the then current term.

    Prices to be paid by the Company are subject to certain rebates and certain adjustments during the term of the agreement based on volume, changes to raw material pricing, freight prices and productivity gains. The supplier has agreed to be competitive in terms of price, delivery, quality and services. The supply agreement includes certain penalties if either the supplier or the Company fails to fulfill its obligations under the agreement. The supply agreement may be terminated by either party in the event (i) the other party defaults in the performance of any of its material duties or obligations under the agreement and fails to cure such default within 20 days after notice or (ii) the other party is in material default in the performance of the supply agreement after certain specified bankruptcy and reorganization events.

    In connection with its approval of this supply agreement, the Company’s Board of Directors authorized a plan for the Company to dispose of papermaking assets at its West Carrollton, Ohio paper mill and move more carbonless coating to the Company’s converting plant in Appleton, Wisconsin.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.       DISCONTINUED OPERATIONS

On July 2, 2010, the Company entered into a stock purchase agreement with NEX Performance Films Inc. (“Films”), an entity affiliated with Mason Wells Buyout Fund II, Limited Partnership whereby the Company agreed to sell all of the outstanding capital stock of APC and NEX for a cash purchase price of $58 million. This transaction closed on July 22, 2010, with the Company receiving $56 million at the time of closing and $2 million held in escrow, on behalf of the Company, for 12 months to satisfy potential claims under the stock purchase agreement with Films. No claims were made against the escrow and the $2 million was paid to the Company on July 25, 2011. The cash proceeds of the sale were used to reduce debt and a $0.4 million net gain was recorded in income from discontinued operations for the year ended January 1, 2011. APC was acquired in 2003 and is located in Rhinelander, Wisconsin. NEX was acquired in 2005 and has manufacturing operations in Turners Falls, Massachusetts, and Milton, Wisconsin.

During second quarter 2009, the Company committed to a formal plan to sell C&H. C&H, located in Merrill, Wisconsin, was acquired in 2003. On December 18, 2009, the Company completed the sale of C&H to The Interflex Group, Inc. receiving $16.9 million of cash and a receivable for $0.2 million relating to a working capital adjustment. This receivable was paid in full in February 2010. As a result of the sale, a $0.8 million gain was recorded in fourth quarter 2009.

Together, APC, NEX and C&H comprised the Company’s former performance packaging business segment. Since APC, NEX and C&H engage in the manufacture, printing, converting, marketing and sale of high-quality single and multilayer polyethylene films for packaging applications, their operations did not align with the Company’s strategic, long-term focus on its core competencies of specialty papers and microencapsulation. Despite the December 2009 sale of C&H, the Company had significant continuing involvement in C&H and therefore historical operating results were reported as continuing operations. With the July 2010 divestiture of APC and NEX, this continuing involvement ceased. Therefore, C&H’s operating results were reclassified and reported as discontinued operations. The operating results, assets and liabilities of APC and NEX were also reclassified and reported as discontinued operations. As of the end of second quarter 2010, depreciation and amortization expense was suspended for APC and NEX, resulting in a $0.2 million reduction in expense.

The following table presents the net sales and income (loss) from discontinued operations for C&H, APC and NEX (dollars in thousands):

	For the Year	For the Year
	Ended	Ended
	January 1, 2011	January 2, 2010
Net sales	$51,581	$99,785

Operating income	$3,513	$5,736
Impairment charge	-	(6,341)
Income (loss) before income taxes	3,513	(605)
Provision for income taxes	14	1
Income (loss) from discontinued operations	$3,499	$(606)

In accordance with ASC 350, “Goodwill and Other Intangible Assets,” the Company performed its annual goodwill assessment during the fourth quarter of 2009 and determined goodwill impairments existed at APC and NEX. These impairment charges were recorded in discontinued operations.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Late in 2007, the Company committed to a formal plan to sell Bemrose Group Limited (“Bemrose”), its secure and specialized print services business based in Derby, England. On August 1, 2008, the Company completed the sale of Bemrose receiving £2.0 million ($3.9 million) of cash and £3.2 million ($6.4 million) of notes receivable to be settled within 75 and 180 days after closing. The first tranche of notes receivable was paid in November 2008, however, due to continuing difficult business conditions in Bemrose markets, the Company established a £1.0 million ($1.5 million) reserve against the £2.0 million ($3.0 million) remaining principal and interest due at year-end 2008. During second quarter 2009, the Company and Bemrose negotiated an amendment to the original sales agreement related to the second tranche of the note receivable. Bemrose agreed to pay the Company £1.5 million ($2.5 million). In return, the Company agreed to release Bemrose from the remaining £0.5 million ($0.8 million). During July 2009, £1.0 million ($1.6 million) was received from Bemrose. These renegotiated terms resulted in a partial recovery of the reserve established at year-end 2008 and the recording of a £0.5 million ($0.8 million) gain during second quarter 2009. This gain is included in other expense (income) from continuing operations in the Consolidated Statement of Operations for the year ended January 2, 2010. During December 2009, £0.5 million ($0.9 million) was received from Bemrose as final payment, including interest due, of this note.

5.       BUSINESS INTERRUPTION AND PROPERTY LOSS

Manufacturing operations at the Company’s West Carrollton, Ohio paper mill were temporarily interrupted in July 2010 by the collapse of one of its coal silos. The incident caused no injuries. One boiler was extensively damaged as well as the supporting infrastructure for two other boilers. While most of the West Carrollton facility was undamaged, the collapse of the coal silo reduced the mill’s ability to produce the power and steam required to operate its manufacturing equipment. The thermal coater resumed production a few days later and the remainder of the mill resumed production in early August. The Company managed customer orders and shifted paper production to other company-owned manufacturing facilities in order to minimize any impact to its customers. The boiler that was extensively damaged resumed operation just prior to the end of first quarter 2011.

Losses associated with property damage and business interruption were covered by insurance subject to a deductible of $1.0 million. During second quarter 2011, the corresponding insurance claim was agreed and settled in full with all proceeds received from the insurer. The Company incurred approximately $24.1 million in property damage, cost to repair and business interruption. After netting the $1.0 million deductible, and $1.7 million of capital and $1.1 million of expense for safety and efficiency upgrades to the replacement property and other expenses not covered under the policy, the Company recovered $20.3 million from its insurer.

Expenses associated with property damage and business interruption, totaling $17.1 million, were reported in cost of sales within the Consolidated Statement of Operations for the year ended January 1, 2011. Expenses associated with property damage and business interruption, totaling $0.7 million, have been reported in cost of sales within the Consolidated Statement of Operations for the year ended December 31, 2011. According to the terms of the insurance policy, the Company recorded a $17.1 million recovery, less a $0.9 million valuation reserve, as a reduction to cost of sales for the year ended January 1, 2011, and a $0.5 million recovery as a reduction to cost of sales for the year ended December 31, 2011. Business interruption coverage also included recovery from lost margins related to the accident and therefore, the Company recorded a gain of $0.6 million in cost of sales within the Consolidated Statement of Operations for the year ended January 1, 2011, as this amount was agreed with the insurer. During 2011, the Company recorded an additional $0.2 million gain in cost of sales related to lost margins. The Company also recorded a $0.4 million involuntary conversion loss on fixed assets associated with the property loss in its Consolidated Statement of Operations for the year ended January 1, 2011.

Total capital spending of approximately $5.5 million was incurred for work associated with bringing the damaged boiler back online. At year-end 2010, $1.0 million, net of the $1.0 million deductible, was recorded as a gain on the other income line within the Consolidated Statement of Operations. For the year ended December 31, 2011, the Company recorded an additional $1.4 million of gain on the other income line within the Consolidated Statement of Operations, all of which was recorded during the second quarter.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.       GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. With the sale of C&H in 2009 and APC and NEX in 2010, the Company no longer carries goodwill on its balance sheet as it was all assigned to discontinued operations.

During fourth quarter 2009, the Company performed its annual goodwill impairment analysis on the films reporting unit of the performance packaging business, which was comprised of APC and NEX and reclassified as discontinued operations. In accordance with ASC 350, a Step One analysis was done to compare the fair value of the reporting unit to the carrying value. In Step One, the fair value of the reporting unit was estimated using a weighting of the “market” and “income” valuation approach. The “income” valuation approach estimated the enterprise value using a net present value model, which discounted projected free cash flows of the business at a computed weighted average cost of capital as the discount rate. The “market” valuation approach was based on the market multiple of guideline companies. As a result of performing Step One, it was determined the carrying value of the reporting unit exceeded the fair value. Step Two was then performed to allocate the fair value of the business to all assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit, as determined in the first step of the goodwill impairment test, was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit, over the amount assigned to its assets and liabilities was the implied fair value of goodwill. The carrying value of the performance packaging goodwill exceeded the implied fair value of the goodwill and therefore, an impairment loss was recognized to the extent of the excess of $6.3 million in the fourth quarter of 2009 and was included in loss from discontinued operations. Due to revised future cash flow projections, the impairment calculation done at year-end 2009 utilized an EBITDA margin of approximately 11% compared to an EBITDA margin of approximately 14% at year-end 2008. The 11.5% discount rate used in the 2009 calculation was 1% lower than the discount rate used in the prior year calculation.

The Company’s other intangible assets consist of the following (dollars in thousands):

	As of December 31, 2011		As of January 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$24,177	$44,665	$22,079
Patents	10,071	10,071	12,376	12,376
Customer relationships	5,365	2,593	5,365	2,367
Subtotal	60,101	$36,841	62,406	$36,822
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$82,966		$85,271

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Of the $83.0 million of acquired intangible assets, $67.5 million was assigned to registered trademarks. Trademarks of $44.6 million related to carbonless paper are being amortized over their useful life of 20 years, while the remaining $22.9 million are considered to have an indefinite life and are not subject to amortization. Customer relationships are being amortized over their estimated useful lives of 25 years.

Amortization expense for the year ended December 31, 2011 approximated $2.3 million. Amortization expense for each of the years ended January 1, 2011, and January 2, 2010, also approximated $2.3 million. Excluding the impact of any future acquisitions, the Company anticipates annual amortization of intangible assets will approximate $2.3 million for each of the years 2012 through 2016.

7.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	2011	2010
Finished goods	$42,538	$44,239
Raw materials, work in process and supplies	59,989	65,793
	$102,527	$110,032

Stores and spare parts inventory balances of $25.5 million in 2011 and $23.8 million in 2010 are valued at average cost and are included in raw materials, work in process and supplies.

During fourth quarter 2010, the Company changed its method of inventory accounting, for raw materials, work in process and finished goods inventories, from the LIFO method to the FIFO method. This was deemed a preferable method as the key users of the financial statements, including lenders, creditors and rating agencies, analyze results and require compliance with debt covenants using the FIFO method of accounting. Further, this conformed all of the Company's inventories to the FIFO method of accounting and promotes greater comparability with international competitors as the Company expands its global sales.

8.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	2011	2010
Land and improvements	$9,279	$8,611
Buildings and improvements	133,042	131,512
Machinery and equipment	657,310	643,300
Software	33,349	32,575
Capital lease	165	165
Construction in progress	5,505	9,114
	838,650	825,277
Accumulated depreciation	(513,985)	(470,676)
	$324,665	$354,601

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.       OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):

	2011	2010
Environmental indemnification receivable	$46,000	$20,580
Environmental expense insurance recovery	2,960	5,008
Escrow from sale of Films	-	2,000
Insurance recovery from coal silo accident	-	8,183
Other	5,764	6,221
	$54,724	$41,992

The environmental indemnification receivables of $46.0 million and $20.6 million, noted above, for the years ended December 31, 2011 and January 1, 2011, respectively, represent an indemnification receivable from AWA as recorded on the Consolidated Balance Sheet of Paperweight Development Corp. and subsidiaries and an indemnification receivable from PDC as recorded on the Consolidated Balance Sheet of Appleton Papers Inc. and subsidiaries.

Other noncurrent assets for Paperweight Development Corp. and Subsidiaries consist of the following (dollars in thousands):

	2011	2010
Deferred debt issuance costs	$10,381	$13,754
Environmental expense insurance recovery	-	4,045
Other	5,916	6,980
	$16,297	$24,779

Other noncurrent assets for Appleton Papers Inc. and Subsidiaries consist of the following (dollars in thousands):

	2011	2010
Deferred debt issuance costs	$10,381	$13,754
Environmental expense insurance recovery	-	4,045
Other	5,904	6,968
	$16,285	$24,767

10.     OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	2011	2010
Compensation	$9,966	$8,997
Trade discounts	15,277	16,035
Workers’ compensation	5,090	3,680
Accrued insurance	2,153	2,375
Other accrued taxes	1,181	1,428
Postretirement benefits other than pension	3,218	3,758
Fox River Liabilities	46,000	20,580
Litigation settlement	750	-
Other	7,792	6,135
	$91,427	$62,988

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	December 31, 2011	January 1, 2011
Revolving credit facility at approximately 5.5%	$-	$29,300
Secured variable rate industrial development bonds, 0.5% average interest rate at December 31, 2011, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final payment due May 2017	6,185	7,105
State of Ohio loan at 1% until July 2011, then 3% until May 2019, approximately $30 due monthly and final payment due May 2019	2,283	2,567
Senior notes payable at 8.125%, due June 2011	-	17,491
Senior subordinated notes payable at 9.75%, due June 2014	32,195	32,195
Senior secured first lien notes payable at 10.5%, due June 2015	305,000	305,000
Unamortized discount on 10.5% senior secured first lien notes payable, due June 2015	(4,290)	(5,249)
Second lien notes payable at 11.25%, due December 2015	161,766	161,766
	511,789	558,825
Less obligations due within one year	(1,256)	(18,694)
	$510,533	$540,131

During 2011, the Company made mandatory debt repayments of $1.2 million, plus interest, on its State of Ohio loans. Also, during 2011, the Company borrowed $202.8 million and repaid $232.1 million on its revolving credit facility, as amended, leaving no outstanding balance at year-end. Approximately $18.8 million of the revolving credit facility, as amended, is used to support outstanding letters of credit. As of July 1, 2011, the revolving credit facility was amended to reduce all applicable interest rate spreads by 0.25%. The interest rate assessed on Eurodollar rate loans is now the Eurodollar rate plus an interest rate spread ranging from 3.25% to 3.75%, depending on defined levels of average excess availability of the credit facility. The interest rate assessed on base rate loans is now the base rate plus an interest rate spread ranging from 2.25% to 2.75%, also depending on defined levels of average excess availability.

During June 2011, in accordance with the terms of its 8.125% senior notes payable, the Company repaid in full the remaining note balance of $17.5 million. These funds were sourced from a combination of cash from operations and borrowing on the revolving credit facility, as amended. Upon payment, the notes were terminated and the Company was released from all obligations under the notes.

On November 1, 2010, the Company voluntarily repaid the remaining $17.5 million balance of the secured term note payable, as amended, due December 2013. A payment of $18.9 million represented full and complete payment of all unpaid principal, accrued and unpaid interest and a prepayment fee. These funds were sourced from a combination of cash from operations and borrowing on the revolving credit facility, as amended. Upon payment, the note was terminated and the Company was released from all obligations under the note. Debt extinguishment expense of $1.5 million was recorded as a result of the termination of this note. The Company entered into this five-year, $22 million secured term note payable in November 2008. In February 2010, the Company and the noteholder of this debt, further amended the terms of this note to eliminate a financial covenant and adjust the levels of the remaining financial covenants.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On February 8, 2010, the Company completed a voluntary refinancing of its debt to extend debt maturities, increase liquidity, eliminate certain financial covenants and increase financial flexibility. The refinancing included the sale of $305.0 million of 10.5% senior secured first lien notes due June 2015 and a five-year, asset-backed $100 million revolving credit facility. Proceeds from the sale of the senior secured notes, less expenses and discounts, were $292.2 million. The revolving credit facility, as amended, provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. It also contains an uncommitted accordion feature that allows the Company to increase the size of the revolving credit facility, as amended, by up to $25 million if the Company can obtain commitments for the incremental amount. Borrowings under the revolving credit facility, as amended, are limited to the sum of (a) 85% of the net amount of eligible accounts receivable and (b) the lesser of (i) 70% of the net amount of eligible raw materials and finished goods inventory or (ii) 85% of the net orderly liquidation value of such inventory. This asset-backed revolving credit facility, as amended, contains a debt covenant whereby if the Company’s average availability ratio should fall below 20%, the Company is subject to a fixed charge coverage ratio of not less than 1.10:1.00. The average availability ratio is calculated monthly and is a function of the Company’s average outstanding revolver borrowing as compared to the borrowing base of eligible inventory and accounts receivable as discussed above. Initial borrowing totaled $20.6 million. A majority of the proceeds from this refinancing transaction were used to repay and terminate the senior secured credit facilities which included senior secured variable rate notes payable of $211.2 million, plus interest, and the revolving credit facility of $97.1 million, plus interest. Remaining proceeds were used to pay related transaction fees and expenses totaling $10.8 million. Debt extinguishment expenses of $5.5 million were also recorded as a result of this voluntary refinancing.

The revolving credit facility, as amended, is guaranteed by PDC, each of PDC’s existing and future 100%-owned domestic and Canadian subsidiaries and each other subsidiary of PDC that guarantees the 10.5% senior secured first lien notes due June 2015. Lenders hold a senior first-priority interest in (i) substantially all of the accounts, inventory, general intangibles, cash deposit accounts, business interruption insurance, investment property (including, without limitation, all issued and outstanding capital stock of Appleton and each revolver guarantor (other than PDC) and all interests in any domestic or Canadian partnership, joint venture or similar arrangement), instruments (including all collateral security thereof), documents, chattel paper and records of Appleton and each revolver guarantor now owned or hereafter acquired (except for certain general intangibles, instruments, documents, chattel paper and records of Appleton or any revolver guarantor, to the extent arising directly in connection with or otherwise directly relating to equipment, fixtures or owned real property), (ii) all other assets and properties of Appleton and each revolver guarantor now owned or hereafter acquired, and (iii) all proceeds of the foregoing. Lenders also hold a junior first-priority security interest in (i) substantially all equipment, fixtures and owned real property of Appleton and each revolver guarantor now owned or hereafter acquired, (ii) in each case solely to the extent arising directly in connection with or otherwise directly related to any of the foregoing, certain general intangibles, instruments, documents, chattel paper and records of Appleton and each revolver guarantor now owned or hereafter acquired, and (iii) all proceeds of the foregoing. The revolving credit facility, as amended, contains affirmative and negative covenants customary for similar credit facilities, which among other things, restrict the Company’s ability and the ability of the Company’s subsidiaries, subject to certain exceptions, to incur liens, incur or guarantee additional indebtedness, make restricted payments, engage in transactions with affiliates and make investments.

The 10.5% senior secured first lien notes due June 2015 rank senior in right of payment to all existing and future subordinated indebtedness of the Company and equally in right of payment with all existing and future senior indebtedness of the Company. The notes are secured by security interests in substantially all of the property and assets of the Company and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of the Company’s restricted subsidiaries (other than excluded restricted subsidiaries) and the parent entity. Initially, in addition to Appleton, this included PDC and Appleton Papers Canada Ltd.

In February 2008, the Company fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. In March 2008, the Company fixed the interest rate, at 5.40%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. The interest rate swaps were being accounted for as cash flow hedges. A covenant violation at January 3, 2009 and subsequent waiver and amendment in March 2009, to the then senior secured credit facilities, changed the basis of the forecasted transactions for these two interest rate swap contracts. As a result of amendments to the senior secured credit facilities in place at the time, the Company concluded it was remote that the original forecasted transactions would occur as originally documented. The events of default also triggered an event of default pursuant to a cross-default provision under one of the interest rate swap contracts. As a result of the cross-default, the counterparty elected to terminate the swap contract. In February 2009, the Company and the counterparty resolved the Company’s obligation under the swap contract with an agreement to pay $4.7 million over the nine-month period ending October 2009. This obligation was satisfied in accordance with the agreement. On February 8, 2010, the remaining swap contract was settled as part of the voluntary refinancing activity.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On September 30, 2009, the Company completed a voluntary debt-for-debt exchange of significant portions of its 8.125% senior notes payable due June 2011 and 9.75% senior subordinated notes payable due June 2014. Weak economic conditions and frozen credit markets caused many corporate bonds, including those issued by the Company, to trade well below face value. The Company took advantage of the opportunity to significantly reduce its total indebtedness, plus extend maturities and simplify its debt structure, by exchanging existing debt.

This transaction exchanged $92.0 million of 8.125% senior notes for $92.0 million of newly issued 11.25% second lien notes payable due December 2015. For accounting purposes, this was considered a debt modification. As part of this transaction, the Company paid $1.2 million of fees to the bondholders which included $0.9 million of additional 11.25% second lien notes issued as in-kind consent fees to the lenders agreeing to the exchange. These debt issuance costs will be amortized over the term of the second lien notes along with pre-existing unamortized debt issuance costs of the exchanged 8.125% notes. Third-party costs of $3.8 million were also incurred and recorded as selling, general and administrative expenses.

The Company also exchanged $110.3 million of 9.75% senior subordinated notes for $66.2 million of newly issued 11.25% second lien notes payable due December 2015. This resulted in a debt reduction of $44.1 million. For accounting purposes, this exchange was considered a debt extinguishment and $3.5 million of previously capitalized debt issuance costs related to the 9.75% notes were written off and recorded as debt extinguishment expense. Transaction costs of $5.8 million were paid. Of this $5.8 million of costs, $3.0 million was recorded as debt extinguishment expense and $2.8 million was capitalized and will be amortized over the term of the second lien notes. The $3.0 million of debt extinguishment expense included $2.7 million of additional 11.25% second lien notes issued as in-kind consent fees to the noteholders agreeing to the exchange. As a result of this transaction, $68.9 million of second lien notes were issued. A $37.4 million net gain on debt extinguishment was recorded in the Consolidated Statement of Operations related to the debt-for-debt exchange and the Second Amendment to the senior secured credit facilities (discussed below).

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

The first lien notes and the second lien notes, as amended, contain covenants that restrict Appleton’s ability and the ability of Appleton’s other guarantors to sell assets or merge or consolidate with or into other companies; borrow money; incur liens; pay dividends or make other distributions; make other restricted payments and investments; place restrictions on the ability of certain subsidiaries to pay dividends or other payments to Appleton; enter into sale and leaseback transactions; amend particular agreements relating to the transaction with former parent Arjo Wiggins Appleton Limited and the ESOP; and enter into transactions with certain affiliates. These covenants are subject to important exceptions and qualifications set forth in the indenture governing the 11.25% second lien notes due 2015, as amended. On January 29, 2010, the Company received the requisite consents from the beneficial owners of the second lien notes to certain amendments to the indenture governing these notes in order to (i) permit a transaction pursuant to which the ESOP will cease to own at least 50% of PDC, without triggering a requirement on the part of the Company to make an offer to repurchase the second lien notes and (ii) permit a capital contribution or operating lease of the black liquor assets located at the Company’s Roaring Spring, Pennsylvania facilities to a newly formed joint venture with a third-party in exchange for a minority equity interest in such joint venture.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In order to complete the debt-for-debt exchange, the Company and its lenders under the senior secured credit facilities entered into the Second Amendment to the senior secured credit facilities on September 30, 2009. This Second Amendment cleared the way for the Company to issue the second lien notes. Under the Second Amendment to the senior secured credit facilities, the Company paid interest rates equal to LIBOR, but not less than 2%, plus 462.5 basis points for any amounts outstanding on the senior secured variable rate notes payable and, interest rates initially equal to LIBOR, but not less than 2%, plus 462.5 basis points for any amounts outstanding on the revolving credit facility. The Second Amendment to the senior secured credit facilities provided a grid under which the interest rates payable, for amounts outstanding on the revolving credit facility, may have been reduced, based on measures of the Company’s total leverage as defined in the senior secured credit facilities. The Second Amendment also provided that the revolving credit facility would be reduced permanently by $5,000,000 on December 31, 2009, by $10,000,000 on March 31, 2010 and by an additional $15,000,000 on June 30, 2010. For accounting purposes, the amendment to the senior secured credit facilities was treated as a debt modification. The Company paid $2.5 million of fees to the creditors in conjunction with the amendment to the senior secured credit facilities. The debt issuance costs would be amortized over the term of the modified agreement along with pre-existing unamortized debt issuance costs as an adjustment to interest expense. Unamortized debt issuance costs of $0.2 million, relating to the revolving credit facility, were written off and recorded as debt extinguishment expense. Third-party costs of $0.5 million were also incurred and recorded as selling, general and administrative expenses.

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

During second quarter 2009, the Company received the proceeds of the $3.0 million Ohio State Loan. During July 2007, the Company had entered into a new $12.1 million Loan and Security Agreement with the Director of Development of the State of Ohio, consisting of a $9.1 million State Assistance Loan and a $3.0 million State Loan (together “the Ohio Loans”). The proceeds of the $9.1 million State Assistance Loan were received in 2007. All proceeds of these Ohio Loans were used to fund a portion of the costs of acquiring and installing paper coating and production equipment at the Company’s paper mill in West Carrollton, Ohio.

During first quarter 2009, the Company purchased $7.5 million, plus interest, of the 9.75% senior subordinated notes payable due June 2014. As these senior subordinated notes were purchased at a price less than face value, the Company recorded a $5.8 million gain on this purchase. Also as a result of this purchase, $0.4 million of deferred debt issuance costs were written off, resulting in a net gain of $5.4 million.

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

As of December 31, 2011, the Company was in compliance with all debt covenants and is forecasted to remain compliant for the next twelve months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Scheduled repayment of principal on long-term obligations outstanding at December 31, 2011, is as follows (dollars in thousands):

Obligations Outstanding at December 31, 2011
2012	$1,256
2013	3,975
2014	33,594
2015	468,244
2016	1,567
Thereafter	7,443
$516,079

The senior secured first lien notes payable at 10.5%, due June 2015, are included in the above schedule at face of $305.0 million.

12.      INCOME TAXES

In conjunction with the acquisition of Appleton, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result, its tax provision includes only foreign and minimal state and local income taxes. For 2011 the Company recorded a net tax provision of $0.6 million primarily for U.S. state and local income taxes. For 2010 the Company recorded a net tax provision of $0.2 million primarily for Canadian income taxes. For 2009 the Company recorded a net tax provision of $0.3 million primarily for U.S. state and local income taxes.

All U.S. federal C corporation tax years are closed. Various Canadian and state tax years remain open. Reserves for uncertain tax positions, as they relate to these matters, are insignificant.

13.      LEASES

The Company leases buildings, machinery and equipment and other facilities. Many of these leases obligate the Company to pay real estate taxes, insurance and maintenance costs. Total rent expense was $5.4 million for 2011, $5.7 million for 2010 and $6.9 million for 2009.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum lease payments as of December 31, 2011, under leases that have initial or remaining non-cancelable terms in excess of one year are as follows (dollars in thousands):
Operating
Leases
2012	$4,446
2013	2,147
2014	1,201
2015	637
2016	202
Thereafter	3

Total minimum lease payments	$8,636

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

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive loss and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transaction will not occur. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. As of December 31, 2011, there were no forward exchange contracts in place.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the strike price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At December 31, 2011, the hedged volumes of these contracts totaled 488,000 MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2012.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. These contracts are recorded in the Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on pricing published by RISI, Inc. (“RISI”) as measured on the last trading day of the accounting period and compared to the swap’s fixed price. Currently, there are two pulp swap contracts in place. As of December 31, 2011, the first swap contract had a remaining hedge volume of 2,000 tons of pulp with settlement dates extending through February 2012. It is not designated as a hedge, and therefore, gains or losses due to changes in fair value are recorded in current period earnings. During third quarter 2011, the Company entered into a second swap contract. As of December 31, 2011, this swap contract hedges 24,000 tons of pulp with settlement dates January through December 2012. It is designated as a cash flow hedge of forecasted pulp purchases, and therefore, the change in the effective portion of the fair value of the hedge will be deferred in accumulated other comprehensive loss until the inventory containing the pulp is sold.

In February 2008, the Company fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. As a result of the February 2010 voluntary refinancing, the Company paid $5.0 million, including interest, to settle this derivative.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the location and fair values of derivative instruments included in the Company’s Consolidated Balance Sheets at year-end 2011 and 2010, respectively (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	December 31, 2011	January 1, 2011
Foreign currency exchange derivatives	Other current assets	$-	$393
Foreign currency exchange derivatives	Other current liabilities	-	(67)
Pulp fixed swap	Other current liabilities	(760)	-

Not Designated as a Hedge
Natural gas fixed swap	Other current liabilities	(599)	(69)
Pulp fixed swap	Other current liabilities	(200)	-

The following table presents the location and amount of (losses)/gains on derivative instruments and related hedge items included in the Company’s Consolidated Statement of Operations for the years ended December 31, 2011 and January 1, 2011 and gains/(losses) initially recognized in accumulated other comprehensive loss in the Consolidated Balance Sheet at December 31, 2011 and January 1, 2011 (dollars in thousands):

Designated as a Hedge	Statement of Operations Location	December 31, 2011	January 1, 2011	January 2, 2010
Foreign currency exchange derivatives	Net sales	$(437)	$918	$(1,047)

Gains recognized in accumulated other comprehensive loss		2,382	386	246
Pulp fixed swap	Other income	(137)	-	-
Losses recognized in accumulated other comprehensive loss		(623)	-	-

Not Designated as a Hedge
Natural gas fixed swap	Cost of sales	(986)	(88)	-
Pulp fixed swap	Cost of sales	(145)	-	-
Interest rate swap contract	Interest expense	-	961	938

For a discussion of the fair value of financial instruments, see Note 15, Fair Value of Financial Instruments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	December 31, 2011		January 1, 2011
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
Senior subordinated notes payable	$32,195	$23,341	$32,195	$15,293
Senior notes payable	-	-	17,491	16,966
Senior secured first lien notes payable	300,710	303,717	299,751	299,751
Second lien notes payable	161,766	147,207	161,766	130,222
Revolving credit facility	-	-	29,300	29,300
State of Ohio loans	8,468	8,530	9,672	10,185
Industrial development bonds	8,650	8,650	8,650	8,650
	$511,789	$491,445	$558,825	$510,367

The senior secured first lien notes payable and the second lien notes payable are traded regularly in public markets and therefore, the fair value was determined using Level 1 inputs based on quoted market prices. The senior subordinated notes payable are not regularly traded in public markets so fair value was determined using Level 2 observable market inputs including pricing for similar debt. The fair value of the State of Ohio loans was determined using Level 2 observable market inputs including current rates for financial instruments of the same remaining maturity and similar terms. The industrial development bonds have a variable interest rate that reflects current market terms and conditions.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans, as well as the key assumptions used in accounting for the plans, is shown below (dollars in thousands):

Pension Benefits	2011	2010
Change in benefit obligation
Benefit obligation at beginning of period	$349,692	$328,581
Service cost	3,995	5,769
Interest cost	19,874	19,728
Plan amendments	-	108
Actuarial loss	36,271	17,932
Curtailment gain	-	(4,929)
Benefits and expenses paid	(18,741)	(17,497)
Benefit obligation at end of period	$391,091	$349,692

Change in plan assets
Fair value at beginning of period	$260,606	$226,972
Actual return on plan assets	5,007	35,661
Employer contributions	18,469	15,470
Benefits and expenses paid	(18,741)	(17,497)
Fair value at end of period	$265,341	$260,606

Funded status of plans
Funded status at end of period	$(125,750)	$(89,086)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability-current	$(505)	$(503)
Accrued benefit liability-noncurrent	(125,245)	(88,583)
Net amount recognized	$(125,750)	$(89,086)

Key assumptions at end of period (%)
Discount rate	5.00	5.75

The amounts in accumulated other comprehensive loss on the consolidated balance sheet, net, that have not been recognized as components of net periodic benefit cost at December 31, 2011 and January 1, 2011, are as follows (dollars in thousands):

Accumulated other comprehensive loss	2011	2010
Net actuarial loss	$(140,882)	$(91,728)
Prior service cost	(2,628)	(3,115)
Total	$(143,510)	$(94,843)

The amount in accumulated other comprehensive loss that is expected to be recognized as components of net periodic benefit cost over the next year is as follows (dollars in thousands):

Actuarial loss	$9,114
Prior service cost	486
$9,600

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of net periodic pension cost include the following (dollars in thousands):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 2,
Pension Benefits	2011	2011	2010
Net periodic benefit cost
Service cost	$3,994	$5,769	$5,301
Interest cost	19,874	19,728	19,501
Expected return on plan assets	(22,687)	(21,243)	(20,798)
Amortization of
Prior service cost	486	550	539
Actuarial loss	4,798	3,168	379
Curtailment charge	-	427	-
Net periodic benefit cost	$6,465	$8,399	$4,922
Key assumptions (%)
Discount rate	5.75	6.00	6.50
Expected return on plan assets	8.25	8.25	8.25
Rate of compensation increase	NA	4.00	4.00

Expected future benefit payments are as follows (dollars in thousands):

2012	$18,204
2013	19,334
2014	20,471
2015	21,498
2016	22,493
2017 thru 2021	126,312
$228,312

          As of the 2011 and 2010 measurement dates, the approximate asset allocations by asset category for the Company’s pension plan were as follows:

	December 31, 2011	December 31, 2010
U.S. Equity	38%	39%
International Equity	16	16
Private Equity	2	3
Emerging Market Equity	10	10
Fixed Income	29	27
Real Estate	5	5
Total	100%	100%

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

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

The expected long-term rate of return on assets assumption is developed considering the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Expected returns for each asset class are developed using estimates of expected real returns plus expected inflation. Long-term expected real returns are derived from future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, the Company selected 8.00% at year-end 2011, and 8.25% at year-end 2010, as its long-term rate of return on assets assumptions.

The discount rate is developed by selecting a portfolio of high-quality corporate bonds appropriate to provide for the projected benefit payments of the plan. This portfolio is selected from a universe of over 500 Aa-graded noncallable bonds available in the market as of December 31, 2011, further limited to those bonds with average yields between the 10th and 90th percentiles. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds selected to the discounted value of the plan’s benefit payments. Based on the methodology described above, and a selected portfolio of 17 bonds, the Company selected a discount rate of 5.00% for 2011 and 5.75% for 2010 to value year-end liabilities for the pension plans.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the assets within the pension plan as of December 31, 2011 and January 1, 2011 are as follows (dollars in thousands):

		Fair Value Measurements at December 31, 2011
		Quoted Prices	Significant	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Asset Category
Cash and cash equivalents		$683			$683

Public equity
U.S.	(a)		101,468		101,468
International	(a)		41,231		41,231
Emerging markets	(b)		27,561		27,561

Private equity	(c)			6,475	6,475

Fixed income
Government	(d)		474		474
Corporate bonds	(d)		75,138		75,138

Real estate	(e)			12,311	12,311
		$683	$245,872	$18,786	$265,341

		Fair Value Measurements at January 1, 2011
		Quoted Prices	Significant	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Asset Category
Cash and cash equivalents		$301			$301

Public equity
U.S.	(a)		101,308		101,308
International	(a)		41,328		41,328
Emerging markets	(b)		26,577		26,577

Private equity	(c)			7,062	7,062

Fixed income
Government	(d)		18,762		18,762
Corporate bonds	(d)		51,520		51,520

Real estate	(e)			13,748	13,748
		$301	$239,495	$20,810	$260,606

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
(e) Investment in real estate is designed to provide stable income returns and added diversification based upon the historical low correlation between real estate and equity or fixed income investments. The plan’s real estate assets consist of a commingled fund that invests in a diversified portfolio of direct real estate investments.

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

Level 2 – Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets and model-derived valuations in which all significant inputs are observable in active markets. The pension plan’s Level 2 investments include foreign and domestic common stocks, mutual funds, collective trust funds and funds for employee benefit trust. The NAVs of the funds are calculated monthly based on the closing market prices and accruals of securities in the fund's total portfolio (total value of the fund) divided by the number of fund shares currently issued and outstanding. Redemptions of the mutual funds, collective trust fund and funds for employee benefit trust shares occur by contract at the respective fund’s redemption date NAV.

Level 3 – Valuation techniques in which one or more significant inputs are unobservable in the marketplace. The pension plan’s Level 3 assets are primarily investment funds which invest in underlying groups of investment funds or other pooled investment vehicles that are selected by the respective funds’ investment managers. The investment funds and the underlying investments held by these investment funds are valued at fair value. In determining the fair value of these assets, management takes into account the estimated NAV of the underlying funds, as well as any other considerations that may increase or decrease such estimated value.

While the Company believes its valuation methods for plan assets are appropriate and consistent with other market participants, the use of different methodologies or assumptions, particularly as applied to Level 3 assets described below, could have a material effect on the computation of their estimated fair values.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2011 and 2010 due to the following (dollars in thousands):

	Changes in Fair Value Using Significant Unobservable Inputs (Level 3)
	Private	Real
	Equities	Estate	Total
Balance, January 2, 2010	$6,254	$12,923	$19,177

Realized gains/(losses)	337	(131)	206
Unrealized gains	580	298	878
Return of capital	(174)	(99)	(273)
Income	65	757	822

Balance, January 1, 2011	7,062	13,748	20,810

Realized gains/(losses)	799	(919)	(120)
Unrealized gains	14	1,560	1,574
Return of capital	(1,464)	(2,905)	(4,369)
Income	64	827	891

Balance, December 31, 2011	$6,475	$12,311	$18,786

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

The Company expects to contribute approximately $25 million to its pension plan in 2012. The defined benefit plan provides that hourly employees receive payments of stated amounts for each year of service. Payments under the defined benefit plan covering salaried employees are based on years of service and the employees’ compensation during employment. At December 31, 2011, the accumulated benefit obligation for the defined benefit plans was approximately $391.1 million. At January 1, 2011, the accumulated benefit obligation for the deferred benefit plans was approximately $349.7 million.

Certain of the Company’s hourly employees participate in a multi-employer defined benefit plan. This is the Pace Industry Union-Management Pension Plan (EIN #11-6166763). The Company’s contributions to this plan were $1.8 million in 2011, $1.7 million in 2010 and $1.6 million in 2009. The 2010 employer contribution to this plan was less than 5% of total contributions to the plan. Participants in this plan include the West Carrollton represented manufacturing employees, where the collective bargaining agreement expires April 1, 2012. Participants also include the represented employees at the Kansas City, Kansas distribution center, where the collective bargaining agreement expired December 31, 2011. Contract renewal negotiations are currently on-going. For the 2010 plan year, this multi-employer plan was 74.6% funded. For the 2009 plan year, this plan was 72.5% funded. Though the plan was between 65% and 80% funded for both plan years, it was subject to a funding improvement plan for the plan year beginning January 1, 2010, and again for the plan year beginning January 1, 2011, as it is projected there will be an accumulated funding deficiency in the next four years. In an effort to improve the plan’s funding situation, the Trustees adopted a Rehabilitation Plan in July 2010, designed to assist the plan in meeting the applicable benchmarks established by law. Law requires that all contributing employers pay to the fund a surcharge to help correct the fund’s financial situation. The amount of the surcharge is equal to a percentage of the amount an employer is otherwise required to contribute to the fund under the applicable collective bargaining agreement. Beginning in July 2010, and extending through the term of the collective bargaining agreement, a 10% surcharge applies for each plan year in which the fund is in critical status.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

17.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The status of these plans, including a reconciliation of benefit obligations and the funded status of the plans, as well as the key assumptions used in accounting for the plans, is as follows (dollars in thousands):

Other Postretirement Benefits	2011	2010
Change in benefit obligation
Benefit obligation at beginning of period	$48,891	$54,218
Service cost	498	741
Interest cost	2,511	2,970
Plan amendments	(2,616)	(9,476)
Actuarial (gain) loss	(1,867)	4,132
Benefits and expenses paid	(2,588)	(3,694)
Benefit obligation at end of period	$44,829	$48,891

Funded status of plans
Funded status at end of period	$(44,829)	$(48,891)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability-current	$(3,218)	$(3,758)
Accrued benefit liability-noncurrent	(41,611)	(45,133)
Net amount recognized	$(44,829)	$(48,891)

Key assumptions at end of period
Discount rate	4.64%	5.47%
Valuation year medical trend	7.50%	8.00%
Ultimate medical trend	5.00%	5.00%
Year ultimate medical trend reached	2016	2016

The discount rate is developed by selecting a portfolio of high-quality corporate bonds appropriate to provide for the projected benefit payments of the plan. This portfolio is selected from a universe of over 500 Aa-graded noncallable bonds available in the market as of December 31, 2011, further limited to those bonds with average yields between the 10th and 90th percentiles. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds selected to the discounted value of the plan’s benefit payments. Based on the methodology described above, and a selected portfolio of 20 bonds, the Company selected a discount rate of 4.64% for the postretirement benefit plan.

The December 31, 2011, accumulated postretirement benefit obligation (“APBO”) was determined using assumed medical care cost trend rates of 7.5%, decreasing one half percent each year to an ultimate rate of 5% in 2016. The January 1, 2011, APBO was determined using assumed medical care cost trend rates of 8.0%, decreasing one half percent each year to an ultimate rate of 5% in 2016.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amounts in accumulated other comprehensive loss in the consolidated balance sheet, net, that have not been recognized as components of net periodic benefit cost at December 31, 2011 and January 1, 2011, are as follows (dollars in thousands):

Accumulated other comprehensive loss	2011	2010
Net actuarial loss	$(9,502)	$(11,760)
Prior service credit	13,894	13,946
Total	$4,392	$2,186

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost over the next year is shown below (dollars in thousands):

Amortization of:
Prior service credit and actuarial loss	$2,663

As the result of a new labor agreement ratified in December 2011, represented manufacturing and distribution center employees in Appleton, Wisconsin, will not be eligible for post-Medicare retiree health plan coverage if they retire after August 31, 2014. This change resulted in an estimated reduction to the year-end 2011 benefit obligation of $3.5 million.

As of January 1, 2008, the Company implemented a change to the plan options offered to pre-Medicare salaried retirees, spouses and surviving spouses by removing HMO designs and offering a qualified high-deductible health plan. In December 2010, certain other changes to the postretirement benefit plan were announced. Upon retirement and after COBRA benefits expire, the Company will continue to provide a subsidy toward the premium paid for pre-Medicare retiree medical coverage for those full-time salaried employees hired prior to April 1, 2003, and who retired before July 1, 2011. Beginning in 2012, the Company’s contribution will be capped at $200 per person per month until December 31, 2020, or until Medicare eligible, whichever comes first. In addition, those Medicare-eligible salaried retirees, spouses and surviving spouses who currently receive benefits from the Company, beginning in 2012, will receive $100 per month to be used toward individual insurance coverage or other medical-related expenses. This change resulted in a curtailment gain of $1.5 million in 2010 and a reduction in the year-end 2010 benefit obligation of $9.5 million.

The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Year Ended December 31, 2011	For the Year Ended January 1, 2011	For the Year Ended January 2, 2010
Net periodic benefit cost
Service cost	$498	$741	$664
Interest cost	2,511	2,970	2,990
Amortization of prior service cost	(2,668)	(2,151)	(2,180)
Amortization of net actuarial loss	391	113	-
Curtailment gain	-	(1,450)	-

Net periodic benefit cost	$732	$223	$1,474

The key assumptions used in the measurement of the Company’s net periodic benefit cost are shown in the following table:

	For the Year Ended December 31, 2011	For the Year Ended January 1, 2011	For the Year Ended January 2, 2010

Discount rate	5.47%	5.70%	6.40%
Valuation year medical trend	8.00%	8.50%	9.00%
Ultimate medical trend	5.00%	5.00%	5.00%
Year ultimate medical trend reached	2017	2017	2017

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Impact of a one percent change in medical trend rate (dollars in thousands):

	1% Increase	1% Decrease
Aggregate impact on service and interest cost	$59	$(55)
Effect on accumulated plan benefit obligation	1,018	(933)

Expected postretirement benefit payments for each of the next five years, and the aggregate from 2017 through 2021, are as follows (dollars in thousands):

2012	$3,218
2013	3,418
2014	3,494
2015	3,592
2016	3,639
2017 thru 2021	17,842
$35,203

18.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appleton Papers Inc. Long-Term Incentive Plan (“LTIP”). Effective January 3, 2010, the Company adopted a long-term restricted stock unit plan ("RSU"). These plans, in accordance with the specific terms of each plan, provide key management employees, who are in a position to make a significant contribution to the growth and profitability of the Company, the opportunity to be rewarded for performance that aligns with long-term shareholder interests. Both plans utilize phantom units. The value of a unit in the LTIP is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) between the grant date and the exercise date. All units granted under the LTIP may be exercised after three full years. Units expire ten years after the grant date. The value of a unit in the RSU is based on the value of PDC common stock, as determined by the ESOP trustee. All RSUs vest three years after the award date and are paid at vesting. The cash payment upon vesting is equal to the value of one share of PDC common stock at the most recent valuation date times the number of units granted. RSU units can be deferred to the Non-Qualified Excess Plan if the recipient so elects shortly after the units have been granted. Beginning in 2009, recipients were required to enter into a non-compete and non-solicitation agreement in order to receive units which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to the units.

The Compensation Committee of the board establishes the number of units granted each year under these plans in accordance with the Compensation Committee’s stated goals and policies. The Compensation Committee has the discretion to use either, or both, plan(s) as appropriate to attract, motivate and retain key management employees while managing the expense to the Company. During 2011, all units, totaling 770,500 units, were granted under the LTIP. In 2010, all units were granted under the RSU. Prior to 2010, all units were granted under the LTIP. The units are valued at the most recent PDC stock price as determined by the semi-annual ESOP valuation. As of December 31, 2011, the fair market value of one share of PDC common stock was $15.01.

During 2011, the Company recorded $0.5 million of expense for the LTIP within selling, general and administrative expenses. During 2010, the Company recorded $0.1 million of expense within selling, general and administrative expenses. There was no expense activity for this plan during 2009 as a result of a decline in share price. The Company recorded a reduction to compensation expense of $0.1 million in 2009 within selling, general and administrative expenses. Based on the Company’s common stock price as of December 31, 2011, the Company had $0.5 million of unrecognized compensation expense related to nonvested phantom units granted under the plans. Since the inception of the Plan, 3,374,170 phantom units have been granted, 961,693 phantom units have been forfeited and 421,410 phantom units have been exercised, leaving an outstanding balance of 1,991,067 phantom units at December 31, 2011. A summary of 2009 - 2011 activity within these plans is as follows:

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Weighted Average Grant Unit Price	Grant Units	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (dollars in thousands)
Outstanding, January 3, 2009	$30.32	1,132,160
Granted	21.35	477,000
Exercised	10.00	(7,220)
Forfeited or expired	28.40	(56,600)
Outstanding, January 2, 2010	$27.72	1,545,340	7.3	$25
Exercisable, January 2, 2010	$29.38	754,340	6.0	$25

Outstanding, January 2, 2010	$27.72	1,545,340
Granted	-	-
Exercised	10.00	(2,100)
Forfeited or expired	27.91	(144,467)
Outstanding, January 1, 2011	$27.73	1,398,773	6.3	$16
Exercisable, January 1, 2011	$30.49	976,440	5.5	$16

Outstanding, January 1, 2011	$27.73	1,398,773
Granted	12.87	770,500
Exercised	10.00	(5,540)
Forfeited or expired	24.14	(172,666)
Outstanding, December 31, 2011	$22.34	1,991,067	6.6	$-
Exercisable, December 31, 2011	$27.87	1,251,067	5.3	$-

During 2009, 7,220 phantom units were exercised at an appreciation value of approximately $0.1 million. During 2010, 2,100 phantom units were exercised with a minimal appreciation value. During 2011, 5,540 phantom units were exercised with a minimal appreciation value. As of December 31, 2011, a liability of approximately $0.5 million is included in the consolidated balance sheet, all of which is classified as long-term and represents 726,000 unvested units. As a result of the decline in share price, there is currently no liability for fully vested units as of December 31, 2011 since the current value is below the grant price.

The Compensation Committee approved an aggregate total for the 2010 year of up to 219,000 units to be granted, of which, 213,000 units were granted under the RSU. Due to terminations of employment, 10,500 and 7,500 unvested units were forfeited during 2011 and 2010, respectively. A balance of 195,000 RSU units remains as of December 31, 2011. Approximately $1.1 million and $0.8 million of expense, related to this plan, was recorded during 2011 and 2010, respectively. In 2011, the Compensation Committee elected to grant awards under the LTIP rather than under the RSU plan. A summary of 2010 and 2011 activity within this plan is as follows:

	Weighted Average Grant Unit Price	Grant Units	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (dollars in thousands)
Outstanding, January 2, 2010	$-	-
Granted	13.25	213,000
Forfeited or expired	13.09	(7,500)
Outstanding, January 1, 2011	$13.26	205,500	2.0	$(86)

Outstanding, January 1, 2011	$13.26	205,500
Forfeited or expired	13.32	(10,500)
Outstanding, December 31, 2011	$13.25	195,000	1.0	$343

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of phantom units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of units to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as determined by the semi-annual ESOP valuation. This deferred compensation vests coincidental with the board member’s continued service on the board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. During 2011, expense for this plan was approximately $0.3 million. During 2010, expense for this plan was approximately $0.2 million. During 2009, expense for this plan was approximately $0.1 million.

On February 22, 2012, the Company's board of directors adopted a special retention incentive program designed to retain certain executives and other employees who are in a position to make significant contribution in identifying, negotiating and closing one or more of the following transactions or series of transactions: the issuance of equity securities in connection with an acquisition, a merger or business combination with an unrelated entity, the sale of equity in a private placement or public offering, a sale of all or substantially all of the assets of Appleton or PDC, an exchange of debt securities for equity, or any combination of the foregoing transactions. In exchange for continued employment through such transactions, the named executives would receive payments in the event a change of control occurs, as defined in the Long-Term Incentive Plan, as a result of any of the transactions listed above. Amounts payable would be as approved by the board of directors.

19.      COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company is bound by one contractual arrangement, for which, the future obligation to purchase a set quantity is immaterial.

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

Remedial Action. The EPA and the Wisconsin Department of Natural Resources (“DNR”) issued two Records of Decision (“RODs”) in 2003, estimating the total costs for the Lower Fox River remedial action at approximately $400 million. Other estimates obtained by the PRPs range from a low of $450 million to as much as $1.6 billion. More recent estimates place the cost to remediate operable units 2-5 between $594 million and $900 million.

The EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River pursuant to which certain of the PRPs commenced remediation in 2008. Remediation activities are continuing and the PRPs are negotiating to obtain additional funding to complete the work plan.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Litigation. As part of the funding effort, NCR and Appleton filed a lawsuit in January 2008 in federal court against various defendants, including other PRPs and certain municipalities, to require contribution to the cost of cleaning up PCB-contaminated sediment in the Fox River. In December 2009, the court granted the defendants’ motion for summary judgment dismissing the claim. In February 2011, the same court granted the defendants' motion for summary judgment determining NCR and Appleton are responsible for costs associated with the remedial action and natural resource damages ("NRDs") on the Fox River to the extent these costs were not reimbursed by insurance. On September 30, 2011, the court clarified its February 2011 ruling indicating the defendants could recover costs incurred for NRD claims. NCR and Appleton intend to appeal these decisions.

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

In June 2011, the EPA and DNR filed a motion for Preliminary Injunction seeking to expand the scope of work on the Fox River for 2011. The court denied the motion for Preliminary Injunction on July 5, 2011 and indicated in the decision that it was unlikely that the US could show that Appleton is liable as a PRP under CERCLA. Appleton filed a motion for summary judgment on July 28, 2011 requesting the court determine that Appleton is not liable as a PRP under CERCLA and that all claims against Appleton in the Government Case be dismissed with prejudice. The court denied the motion for summary judgment on December 19, 2011, and Appleton filed a motion for reconsideration on January 10, 2012.

Natural Resource Damages. In 2000, the U.S. Fish & Wildlife Service (“FWS”) released a proposed plan for restoring natural resources injured by PCBs. The plan estimates NRDs will fall in the range of $176 million to $333 million for all PRPs. However, based on settlements of NRD claims to date, which have been substantially less than original estimates, Appleton anticipates the actual costs of NRD claims will be less than the original estimates provided by FWS.

Interim Restoration and Remediation Consent Decree. NCR and Appleton collectively paid $41.5 million for interim restoration and remediation efforts pursuant to a 2001 consent decree with various governmental agencies (the “Intergovernmental Parties” or “IGP”). In addition, NCR and Appleton collectively paid approximately $750,000 toward interim restoration efforts and the preparation of a progress report pursuant to a 2006 consent decree with the IGP. NCR and Appleton also paid $2.8 million in 2007 to fund a land acquisition in partial settlement of NRD claims. Neither of the consent decrees nor the land acquisition constitutes a final settlement or provides protection against future claims; however, NCR and Appleton will receive full credit against remediation costs and NRD claims for all monies expended.

Appleton’s Liability. CERCLA imposes liability on parties responsible, in whole or in part, for the presence of hazardous substances at a site. Under circumstances prescribed in CERCLA rules, both current and prior owners and operators of a facility may be determined to have liability. While any PRP may be held liable for the entire cleanup of a site, the final allocation of liability among PRPs generally is determined by negotiation, litigation or other dispute resolution processes.

Appleton purchased the Appleton plant and the Combined Locks paper mill from NCR in 1978, long after the use of PCBs in the manufacturing process was discontinued. Nonetheless, the EPA named both NCR and Appleton as PRPs in connection with remediation of the Lower Fox River. Appleton maintains the EPA erred in naming Appleton as a PRP as that term is defined in CERCLA. Separately, Appleton is obligated to share defense and liability costs with NCR as determined by a 2006 arbitration.

The 2000 FWS study offered a preliminary conclusion that discharges from the former NCR properties were responsible for 36% to 52% of the total PCBs discharged. NCR and Appleton have obtained independent historical and technical analyses which suggest the percentage of PCBs discharged from the former NCR properties is less than 20% of the total PCBs discharged, and more recent analyses suggest the percentage is only 8% to 10%. These estimates have not been finalized and are not binding on the PRPs.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A portion of NCR’s and Appleton’s potential liability for the Lower Fox River may be joint and several. In the future, if one or more of the other PRPs were to become insolvent or unable to pay its respective share(s) of the potential liability, NCR and Appleton could be responsible for a portion of its share(s). Based on legal analyses and ongoing reviews of publicly available financial information, Appleton believes that other PRPs will be required, and have adequate financial resources, to pay their shares of the remediation and NRD claims for the Lower Fox River.

Appleton's liability could also be affected by the outcome of a trial that commenced in February 2012. At issue is whether NCR can be held responsible for remediation costs in operable unit 1 of the Lower Fox River unde the theory of arranger liability. While Appleton is not named in this litigation, if NCR is unsuccessful, Appleton may be required to share in the liability under the 2006 arbitration.

Estimates of Liability. Appleton cannot precisely estimate its ultimate share of liability due to uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of NRD assessments, the evolving nature of remediation and restoration technologies and governmental policies and NCR’s and Appleton’s share of liability relative to other PRPs. Although Appleton believes that it has already paid more than its estimated share of the liability based on the assumptions below, Appleton anticipates it will fund a portion of the cleanup costs and other spending for 2012. Accordingly, at December 31, 2011, the reserve for Appleton's liability for the Lower Fox River was $46.0 million. Interim legal determinations may periodically obligate Appleton to fund portions of the cleanup costs to extents greater than Appleton’s ultimate share as finally determined, and in such instances, Appleton may reserve additional amounts (including appropriate reimbursement under its indemnification agreements as discussed below).

The following assumptions were used in evaluating Appleton’s Lower Fox River liability:

•	Estimated remaining remediation and administration costs of approximately $400 million for operable units 2 – 5, based on the most recent work plans;

•	Technical analyses contending that discharges from the Appleton plant and the Combined Locks mill represent 8% to 10% of the total PCBs discharged by the PRPs;

•	Appleton’s responsibility for over half of the claims asserted against NCR and Appleton, based on Appleton’s interim settlement agreement with NCR and the arbitration determination; and

•	legal fees and other expenses.

Although Appleton believes its recorded environmental liability reflects its best estimate of liabilities associated with the Lower Fox River for 2012, the government is contesting the planned level of 2012 remediation activities.

AWA Indemnification. Pursuant to two indemnification agreements entered in 2001, Arjo Wiggins Appleton Ltd, now known as Windward Prospects Ltd (“AWA”), agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims, which are defined in the agreements as the Fox River Liabilities.

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA. As of December 31, 2011, AWA has paid $260.3 million in connection with Fox River Liabilities. At December 31, 2011, PDC's total indemnification receivable from AWA was $46.0 million, all of which is recorded in other current assets. At December 31, 2011, the total Appleton indemnification receivable from PDC was $46.0 million, all of which is recorded in other current assets.

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy provided up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. The insurance policy was held by Arjo Wiggins Appleton Bermuda Ltd ("AWAB"), a special purpose entity in which the Company is a minority shareholder. An AWA affiliate is the only other shareholder in this entity. The Company determined that this entity is not a Variable Interest Entity and there is no requirement to include this entity in its consolidated financial results. As of December 31, 2011, there was no remaining coverage on the policy.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009. The insurers appealed the final judgment. In June 2010, the Wisconsin Court of Appeals upheld the final judgment. Settlements have been negotiated between the insurers and Appleton. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. During 2010, Appleton recorded an $8.9 million receivable, representing settlements to be received in excess of amounts reimbursable to AWA, in the Consolidated Balance Sheet as of January 1, 2011. During 2011, Appleton received $6.2 million of these funds. The remaining receivable is included in other current assets of the Consolidated Balance Sheet as of December 31, 2011. An $8.9 million environmental expense insurance recovery was also recorded as a separate line item within operating income on the Consolidated Statement of Operations for the year ended January 1, 2011.

The indemnification agreements negotiated with AWA are designed to ensure that Appleton will not be required to fund any of the indemnified costs and expenses in relation to the Fox River Liabilities. This arrangement is working as designed and is expected to continue to protect Appleton with respect to the indemnified costs and expenses, based on Appleton’s review of the financial condition of AWA and estimates of Appleton’s ultimate liability. As earlier noted, Appleton's ultimate liability could prove to be significantly larger than the recorded environmental liability and potentially could exceed the financial capability of AWA. In the event Appleton is unable to secure payment from AWA or its former parent companies, Appleton may be liable for amounts related to the Lower Fox River and these amounts may be material to Appleton.

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

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, the Company believes that it may be necessary to undertake remedial action in the future, although the Company is currently under no obligation to do so. The Company has not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. The cost for remedial action, which could include installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River, was estimated in 2001 to range up to approximately $10.5 million, with approximately $3 million in short-term capital costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill property, the Great Miami River remediation and the Company’s share of these remediation costs, if any, and since the Company is currently under no obligation to undertake remedial action in the future, no provision has been recorded in its financial statements for estimated remediation costs. In conjunction with the acquisition of PDC by the ESOP in 2001, and as limited by the terms of the purchase agreement, AWA agreed to indemnify the Company for 50% of all environmental liabilities at the West Carrollton mill up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owners and operators of the West Carrollton mill may be liable for all or part of the cost of remediation of historic PCB contamination.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Litigation Settlements

During first quarter 2011, the Company resolved litigation initiated by a supplier over contract terms and recorded a charge to income of $3.1 million, including legal fees. Prior to resolution, the Company had assessed the potential for liability as less than reasonably possible. However, during a court-ordered pre-trial mediation, the parties were able to resolve the litigation to the satisfaction of both parties.

During third quarter 2011, the Company received payment of $23.2 million of damages, including interest and net of related fees and litigation expenses. This was the result of a favorable jury trial verdict, received in 2009, related to litigation commenced by the Company against Andritz BMB AG and Andritz, Inc. During the time that followed, the defendants’ attempts to overturn the verdict were unsuccessful. In March 2011, the Wisconsin Court of Appeals issued a decision unanimously affirming the final judgment. On September 1, 2011, the Wisconsin Supreme Court denied the defendants’ petition seeking further review of the matter. This income was recorded in the other expense (income) section of the Consolidated Statements of Operations for the year  ended December 31, 2011.

Other

From time to time, the Company may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of business. A comprehensive insurance program is maintained to provide a measure of financial protection against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. The Company has successfully defended such claims, settling some for amounts which are not material to the business and obtaining dismissals in others. While the Company will vigorously defend itself and expects to prevail in any similar cases that may be brought against it in the future, there can be no assurance that it will be successful.

Except as described above, and assuming the Company’s expectations regarding defending such demands, claims, suits or other legal or regulatory proceedings prove accurate, the Company does not believe that any pending or threatened demands, claims, suits or other legal proceedings will have, individually or in the aggregate, a materially adverse effect on its business, financial condition and results of operations or cash flows.

20.      CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures (dollars in thousands):

	For the Year Ended December 31, 2011	For the Year Ended January 1, 2011	For the Year Ended January 2, 2010
Cash paid during the period for:
Interest	$57,377	$63,143	$47,631
Income taxes	442	387	137

Cash received during the period for:
Income tax refunds	$19	$1	$480

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

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base. The Company does not believe it is dependent upon any single customer. Sales to the Company's two largest customers each represented approximately 7% and 6% of net sales in 2011, 8% and 6% of net sales in 2010 and 9% and 5% of net sales in 2009.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s five largest customers in the carbonless papers segment accounted for approximately 32% of carbonless papers net sales in 2011 and 2010 and 37% of carbonless papers net sales in 2009. The five largest customers in the thermal papers segment accounted for approximately 47% of thermal papers net sales in 2011, 43% of thermal papers net sales in 2010 and 41% of thermal papers net sales in 2009. The largest external customer in the Encapsys segment accounted for approximately 59% of Encapsys net sales (which include internal sales to the Company's carbonless papers segment) in 2011, 52% in 2010 and 28% in 2009.

Base stock is a key raw material in the Company’s business. In 2011, the Company purchased approximately $114 million of base stock from external suppliers. Approximately $17 million of this base stock was purchased for the production of carbonless products with approximately 86% purchased from one external supplier. The Company purchased approximately $95 million of base stock for the production of thermal products with approximately 50% purchased from a single external supplier. During 2010, the Company purchased approximately $138 million of base stock from external suppliers. Approximately $33 million of this base stock was purchased for the production of carbonless products with approximately 42% purchased from one external supplier. The Company purchased approximately $103 million of base stock for the production of thermal products with approximately 42% purchased from a single external supplier. During 2009, the Company purchased approximately $99 million of base stock from external suppliers. Approximately $26 million of this base stock was purchased for the production of carbonless products with approximately 77% purchased from one external supplier. The Company purchased approximately $56 million of base stock for the production of thermal products with approximately 54% purchased from a single external supplier.

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

Eligible participants, as “named fiduciaries” under ERISA, were offered a one-time irrevocable election in 2001 to acquire a beneficial interest in the common stock of PDC by electing to direct the transfer of all or a portion of their existing account balances in the KSOP and the 401(a) plan (Appleton Papers Inc. Retirement Medical Savings Plan) to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $106.8 million. All proceeds of the offering were used by the ESOP trustee to purchase 10,684,373 shares of PDC common stock. As a result of this purchase, the ESOP owns 100% of the common stock of PDC. The ESOP trustee is expected to purchase common stock from PDC with future pre-tax payroll deferrals made by employees. The Company also intends to fund a significant part of its matching contribution commitment with common stock of PDC. Matching contributions charged to expense amounted to $2.7 million in 2011, $3.2 million in 2010 and $4.0 million in 2009. Approximately $0.1 million and $0.3 million was recorded in discontinued operations in 2010 and 2009, respectively.

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. Covenants in the agreements providing for the senior credit facility (prior to the February 2010 voluntary refinancing) and indentures governing the second lien notes and senior subordinated notes (prior to the September 2009 amendment) restrict Appleton’s ability to pay dividends to PDC, which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may conflict with the terms of the senior credit and note agreements. During 2011, 2010 and 2009, the Company exercised its right to satisfy requests for distributions to former participants using five equal annual installments.

In 2011, the ESOP trustee purchased 213,502 shares of PDC redeemable common stock for an aggregate price of $2.9 million from pre-tax payroll deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. Matching contributions over this same period resulted in an additional 202,715 shares of redeemable common stock being issued. As a result of hardship withdrawals, diversification elections, employee terminations and employee loan requests, 916,621 shares of PDC redeemable common stock were repurchased during 2011 at an aggregate price of $12.4 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In accordance with the ASC 480, “Distinguishing Liabilities from Equity,” redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of December 31, 2011. The earliest redemption date, as mandated by federal law, occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. Excluding the year-end 2011, the June 30, 2011, and year-end 2010 stock valuations which resulted in increases to the price of PDC common stock, prior stock valuations resulted in decreases to the stock price. The impact of these reductions caused the Company to reduce redeemable common stock accretion by $5.7 million for the year ended December 31, 2011. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $138 million has been determined. The redeemable common stock recorded book value as of December 31, 2011, was $98 million. Since the inception of the ESOP, approximately $42 million of accretion has been recorded. The fair value of the redeemable common stock is determined by an independent, third-party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Such valuations are made as of June 30 and December 31. Until the independent valuation is received, the fair value of the stock is estimated by management. The interim estimates as of the first and third quarter of each year may differ from the values determined by the appraiser as of June 30 and December 31. Adjustments, if any, as of the first quarter and third quarter of each year, will be recorded when the independent valuation is received. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

23.      UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for 2011 includes the following (dollars in thousands):

	For the Three Months Ended April 3, 2011	For the Three Months Ended July 3, 2011	For the Three Months Ended October 2, 2011	For the Three Months Ended December 31, 2011	For the Year Ended December 31, 2011
Net sales	$218,015	$216,586	$217,104	$205,624	$857,329
Gross profit	46,851	42,426	43,943	36,585	169,805
Operating income	10,298	10,736	11,199	3,876	36,109
Net (loss) income	$(5,197)	$(3,281)	$18,026	$(11,660)	$(2,112)

At the end of first quarter 2011, the Company resolved litigation initiated by a supplier over contract terms and recorded a charge to income of $3.1 million, including legal fees. During third quarter 2011, the Company received payment of $23.2 million of damages, including interest and net of related fees and litigation expenses from a litigation settlement.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following narrative relates to the quarterly presentation of loss from continuing operations. During 2010, an $8.9 million environmental expense insurance recovery was recorded, $8.2 million in the first quarter and $0.7 million in the fourth quarter. The Company recorded debt extinguishment expense of $7.0 million during 2010. Of this, $5.5 million, recorded in the first quarter of 2010, was the result of the Company’s voluntary refinancing of its senior secured credit facilities. Another $1.5 million net loss on debt extinguishment, recorded in the fourth quarter of 2010, was related to the early voluntary repayment in full and termination of the secured term note payable, as amended.

24.      SEGMENT INFORMATION

The Company’s reportable segments are as follows:  carbonless papers, thermal papers and Encapsys. The accounting policies applicable to these reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, interest income, interest expense, debt extinguishment expense (income), foreign exchange loss (gain), recovery from litigation and other income.

The carbonless papers segment, which includes carbonless and security paper products, is the largest component of the Company’s paper business. Carbonless paper is used to make multipart business forms such as invoices and purchase orders. The Company produces coated products for point-of-sale displays and other design and print applications and offer custom coating solutions. Carbonless products are sold to converters, business forms printers and merchant distributors who stock and sell carbonless paper to printers. The Company produces security papers with features that resist forgery, tampering and counterfeiting. The Company's portfolio of products incorporates security technologies, including watermarks, taggants, reactive chemicals, embedded threads and fibers and machine-readable technologies, to serve global markets. The Company focuses on financial and identity documents for business and government such as checks, visas, automobile titles and birth certificates.

The thermal papers segment focuses on the development of substrates for the transaction and item identification markets. Thermal paper is used in four principal end markets: (1) point-of-sale products for retail receipts and coupons; (2) labels for shipping, warehousing, medical and clean-room applications; (3) tag and tickets for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart products for engineering, industrial and medical diagnostic charts. Point-of-sale products are sold to printers and converters who in turn sell to end-user customers or to resellers such as office supply stores, office superstores, warehouse clubs, mail order catalogs, equipment dealers, merchants and original equipment manufacturers. Label products are sold to companies who apply pressure sensitive adhesive coatings and release liners and then sell these products to label printers. Tag, ticket and chart grades are sold to specialty printing companies who convert them to finished products such as entertainment, lottery and gaming tickets, tags, coupons and medical charts.

The Encapsys segment discovers, develops and manufactures microencapsulation solutions for external partner companies and for the Company’s carbonless papers segment. Microencapsulation is the process of putting a microscopic wall around a core substance. The Company helped NCR produce the first commercial application for microencapsulation in 1954 with the introduction of carbonless paper. Since then, the Company researchers have developed the art and science of microencapsulation and are working with potential partners in industries as diverse as agriculture, paints and coatings, food, pharmaceuticals, paper, textiles, personal and household care, adhesives, and oil and gas. The Encapsys segment leverages the Company’s extensive technical knowledge and experience with microencapsulation and uses an open innovation process with partner customers to develop successful technical solutions for those companies.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Year Ended December 31, 2011	For the Year Ended January 1, 2011	For the Year Ended January 2, 2010
Net sales
Carbonless papers	$453,007	$479,058	$464,343
Thermal papers	370,832	341,776	281,146
	823,839	820,834	745,489
Encapsys	54,733	52,250	40,459
Intersegment (A)	(21,243)	(23,200)	(24,141)
Total	$857,329	$849,884	$761,807
Operating income (loss)
Carbonless papers	$23,676	$30,474	$49,143
Thermal papers	14,975	(2,261)	(10,911)
	38,651	28,213	38,232

Encapsys	11,448	10,075	2,704
Unallocated corporate charges	(10,710)	2,296	(7,179)
Intersegment (A)	(3,280)	(3,545)	(3,649)
Total	$36,109	$37,039	$30,108

Depreciation and amortization
Carbonless papers	$26,114	$27,377	$33,139
Thermal papers	18,454	19,702	20,044
	44,568	47,079	53,183

Encapsys	3,898	2,455	2,959
Unallocated corporate charges	150	246	318
Total	$48,616	$49,780	$56,460

(A)	Intersegment represents the portion of the Encapsys segment financial results relating to encapsulated products provided internally for the production of carbonless papers.

During the year ended December 31, 2011, the Company recorded a $3.1 million litigation settlement within unallocated corporate charges.

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

Revenues from sales in the U.S. were $576.7 million in 2011, $579.5 million in 2010 and $546.0 million in 2009. Revenues from sales to customers in foreign countries were $280.6 million in 2011, $270.4 million in 2010 and $215.8 million in 2009. Substantially all long-lived assets were located in the U.S. as of December 31, 2011, January 1, 2011, and January 2, 2010.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

25.      ALTERNATIVE FUELS TAX CREDIT

The U.S. Internal Revenue Code provided a tax credit for companies that used alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, was refundable to the taxpayer. In February 2009, the Company began mixing black liquor with diesel fuel and using the mixture at its mill in Roaring Spring, Pennsylvania. The Company applied to the Internal Revenue Service to be registered as an alternative fuel mixer and received its registration in May 2009. As of January 2, 2010, the Company had filed for excise tax refunds totaling $17.2 million and accrued $0.5 million for eligible alternative fuel usage through January 2, 2010. Accordingly, the Consolidated Statement of Operations for the year ended January 2, 2010 included a $17.7 million tax credit as a reduction to cost of sales. Expenses related to this excise tax refund totaled $0.2 million for the year ended January 2, 2010. As of March 1, 2010, the entire $17.7 million had been received in cash from the Internal Revenue Service. This tax credit expired on December 31, 2009.

26.      GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior subordinated notes, as amended, which have been guaranteed by PDC (the “Parent Guarantor”), as well as by C&H (prior to its December 18, 2009 sale), APC (prior to its July 22, 2010 sale), Rose Holdings Limited and NEX (prior to its July 22, 2010 sale), each of which was/is a 100%-owned subsidiary of Appleton (the “Subsidiary Guarantors”).

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a 100%-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of December 31, 2011 and January 1, 2011, and for the years ended December 31, 2011, January 1, 2011, and January 2, 2010. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.

    The 2010 Condensed Consolidating Balance Sheet and the 2010 and 2009 Condensed Consolidating Statements of Operations reflect the correction of an error relating to the classification of intercompany debt and related interest income and expense. Intercompany debt of $297.6 million was corrected from due to affiliated companies to a reduction to investment in subsidiaries on the Parent Guarantor and $297.6 million was corrected from due from parent to redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive loss on the Issuer. In 2010, $13.3 million was removed from interest expense and loss (income) in equity investments on the Parent Guarantor and $13.3 million was removed from interest income on the Issuer. In 2009, $12.6 million was removed from interest expense and loss in equity investments on the Parent Guarantor and $12.6 million was removed from interest income on the Issuer. In 2010, cash flows from operations and financing activities were understated on the Parent and overstated on the Issuer by $13.3 million. In 2009 cash flows from operations and financing activities were understated on the Parent and overstated on the Issuer by $12.6 million. These errors had no impact on the consolidated column presented in the preceding tables. Further, the errors had no impact on the combined results, cash flows or balance sheet of the Parent Guarantor, Issuer and Subsidiary Guarantors after considering eliminations. The quarterly information for 2011, to be presented in the quarterly Form 10-Q for 2012, will be corrected when filed.

The first lien notes and the second lien notes, as amended, place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$6,688	$-	$553	$-	$7,241
Accounts receivable, net	-	85,795	-	4,544	-	90,339
Inventories	-	101,154	-	1,373	-	102,527
Due from parent	-	46,000	-	-	(46,000)	-
Other current assets	46,000	8,675	-	49	-	54,724
Total current assets	46,000	248,312	-	6,519	(46,000)	254,831

Property, plant and equipment, net	-	324,651	-	14	-	324,665
Investment in subsidiaries	(189,949)	13,713	-	-	176,236	-
Other assets	12	62,315	-	95	-	62,422
Total assets	$(143,937)	$648,991	$-	$6,628	$130,236	$641,918

LIABILITIES, REDEEMABLE COMMON STOCK, COMMON STOCK, PAID-IN CAPITAL, DUE FROM PARENT, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$1,256	$-	$-	$-	$1,256
Accounts payable	-	51,694	-	72	-	51,766
Due to (from) parent and affiliated companies	46,000	9,714	-	(9,714)	(46,000)	-
Other accrued liabilities	-	91,599	-	2,456	-	94,055
Total current liabilities	46,000	154,263	-	(7,186)	(46,000)	147,077

Long-term debt	-	510,533	-	-	-	510,533
Other long-term liabilities	-	174,144	-	101	-	174,245
Redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive loss	(189,937)	(189,949)	-	13,713	176,236	(189,937)

Total liabilities, redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive loss	$(143,937)	$648,991	$-	$6,628	$130,236	$641,918

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

JANUARY 1, 2011

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$3,399	$-	$373	$-	$3,772
Accounts receivable, net	-	85,988	101	7,285	-	93,374
Inventories	-	107,908	-	2,124	-	110,032
Due from parent	-	20,580	-	-	(20,580)	-
Other current assets	20,580	21,364	-	48	-	41,992
Total current assets	20,580	239,239	101	9,830	(20,580)	249,170

Property, plant and equipment, net	-	354,597	-	4	-	354,601
Investment in subsidiaries	(136,003)	13,462	-	-	122,541	-
Other assets	12	73,087	-	129	-	73,228
Total assets	$(115,411)	$680,385	$101	$9,963	$101,961	$676,999

LIABILITIES, REDEEMABLE COMMON STOCK, COMMON STOCK, PAID-IN CAPITAL, DUE FROM PARENT, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$18,694	$-	$-	$-	$18,694
Accounts payable	-	48,608	-	43	-	48,651
Due to (from) parent and affiliated companies	20,580	6,102	101	(6,203)	(20,580)	-
Other accrued liabilities	-	63,524	-	2,558	-	66,082
Total current liabilities	20,580	136,928	101	(3,602)	(20,580)	133,427

Long-term debt	-	540,131	-	-	-	540,131
Other long-term liabilities	-	139,329	-	103	-	139,432
Redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive loss	(135,991)	(136,003)	-	13,462	122,541	(135,991)

Total liabilities, redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive loss	$(115,411)	$680,385	$101	$9,963	$110,961	$676,999

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR DECEMBER 31, 2011
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$854,000	$-	$51,119	$(47,790)	$857,329
Cost of sales	-	687,076	-	48,560	(48,112)	687,524

Gross profit	-	166,924	-	2,559	322	169,805
Selling, general and administrative expenses	-	128,404	-	2,170	-	130,574
Litigation settlement, net	-	3,122	-	-	-	3,122

Operating income	-	35,398	-	389	322	36,109
Interest expense	-	61,677	-	-	(347)	61,330
Interest income	-	(355)	-	(347)	347	(355)
Loss (income) in equity investments	2,112	(571)	-	-	(1,541)	-
Other (income) loss	-	(23,607)	-	275	1	(23,331)

(Loss) income before income taxes	(2,112)	(1,746)	-	461	1,862	(1,535)
Provision for income taxes	-	366	-	211	-	577

Net (loss) income	$(2,112)	$(2,112)	$-	$250	$1,862	$(2,112)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR JANUARY 1, 2011
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$847,623	$-	$47,867	$(45,606)	$849,884
Cost of sales	-	684,381	-	45,771	(45,664)	684,488

Gross profit	-	163,242	-	2,096	58	165,396
Selling, general and administrative expenses	-	135,434	-	1,870	-	137,304
Environmental expense insurance recovery	-	(8,947)	-	-	-	(8,947)

Operating income	-	36,755	-	226	58	37,039
Interest expense	-	66,190	-	-	(418)	65,772
Debt extinguishment expense, net	-	7,010	-	-	-	7,010
Interest income	-	(326)	-	(419)	418	(327)
Loss in equity investments	31,664	24,591	-	-	(56,255)	-
Other loss (income)	-	230	-	(664)	5	(429)

(Loss) income from continuing operations before income taxes	(31,664)	(60,940)	-	1,309	56,308	(34,987)
Provision for income taxes	-	20	-	156	-	176

(Loss) income from continuing operations	(31,664)	(60,960)	-	1,153	56,308	(35,163)
Income (loss) from discontinued operations, net of income taxes	-	29,296	(25,797)	-	-	3,499

Net (loss) income	$(31,664)	$(31,664)	$(25,797)	$1,153	$56,308	$(31,664)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR JANUARY 2, 2010
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$759,779	$-	$45,240	$(43,212)	$761,807
Cost of sales	-	602,994	-	43,701	(43,448)	603,247

Gross profit	-	156,785	-	1,539	236	158,560
Selling, general and administrative expenses	-	126,872	-	1,580	-	128,452

Operating income (loss)	-	29,913	-	(41)	236	30,108
Interest expense	-	51,291	65	-	(65)	51,291
Debt extinguishment income, net	-	(42,602)	-	-	-	(42,602)
Interest income	-	(400)	(65)	(2)	65	(402)
(Income) loss in equity investments	(23,208)	11,486	-	-	11,722	-
Other income	-	(1,018)	-	(1,633)	325	(2,326)

Income from continuing operations before income taxes	23,208	11,156	-	1,594	(11,811)	24,147
Provision for income taxes	-	282	-	51	-	333

Income from continuing operations	23,208	10,874	-	1,543	(11,811)	23,814
Income (loss) from discontinued operations, net of income taxes	-	12,334	(12,940)	-	-	(606)

Net income (loss)	$23,208	$23,208	$(12,940)	$1,543	$(11,811)	$23,208

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2011
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(2,112)	$(2,112)	$-	$250	$1,862	$(2,112)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	-	48,612	-	4	-	48,616
Other	-	6,634	-	275	-	6,909
Change in assets and liabilities, net	(20,578)	34,461	101	3,176	(1,862)	15,298

Net cash (used) provided by operating activities	(22,690)	87,595	101	3,705	-	68,711
Cash flows from investing activities:
Proceeds from sale of equipment	-	6	-	-	-	6
Proceeds from sale of Films	-	2,000	-	-	-	2,000
Insurance proceeds from involuntary conversion of equipment	-	1,374	-	-	-	1,374
Additions to property, plant and equipment	-	(15,833)	-	(14)	-	(15,847)
					-
Net cash used by investing activities	-	(12,453)	-	(14)	-	(12,467)
Cash flows from financing activities:
Payments of senior subordinated notes payable	-	(17,491)	-	-	-	(17,491)
Payments relating to capital lease obligation	-	(47)	-	-	-	(47)
Proceeds from revolving line of credit	-	202,800	-	-	-	202,800
Payments of revolving line of credit	-	(232,100)	-	-	-	(232,100)
Payments of State of Ohio loan	-	(1,203)	-	-	-	(1,203)
Due to parent and affiliated companies, net	32,166	(28,554)	(101)	(3,511)	-	-
Proceeds from issuance of redeemable common stock	2,875	-	-	-	-	2,875
Payments to redeem common stock	(12,351)	-	-	-	-	(12,351)
Increase in cash overdraft	-	4,749	-	-	-	4,749

Net cash provided (used) by financing activities	22,690	(71,846)	(101)	(3,511)	-	(52,768)
Effect of foreign exchange rate changes on cash and cash equivalents	-	(7)	-	-	-	(7)
Change in cash and cash equivalents	-	3,289	-	180	-	3,469
Cash and cash equivalents at beginning of period	-	3,399	-	373	-	3,772
Cash and cash equivalents at end of period	$-	$6,688	$-	$553	$-	$7,241

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JANUARY 1, 2011
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(31,664)	$(31,664)	$(25,797)	$1,153	$56,308	$(31,664)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	-	49,755	1,726	5	-	51,486
Other	-	4,468	-	(664)	-	3,804
Change in assets and liabilities, net	89,984	(79,208)	(7,264)	(815)	(56,308)	(53,611)

Net cash provided (used) by operating activities	58,320	(56,649)	(31,335)	(321)	-	(29,985)
Cash flows from investing activities:
Proceeds from sale of equipment	-	208	-	-	-	208
Net change in cash due to sale of Films	-	56,000	-	-	-	56,000
Insurance proceeds from involuntary conversion of equipment	-	1,029	-	-	-	1,029
Additions to property, plant and equipment	-	(17,249)	(590)	-	-	(17,839)
					-
Net cash provided (used) by investing activities	-	39,988	(590)	-	-	39,398
Cash flows from financing activities:
Payments of senior secured notes payable	-	(211,225)	-	-	-	(211,225)
Proceeds from senior secured first lien notes payable	-	299,007	-	-	-	299,007
Debt acquisition costs	-	(10,847)	-	-	-	(10,847)
Payments relating to capital lease obligation	-	(721)	-	-	-	(721)
Proceeds from old revolving line of credit	-	21,350	-	-	-	21,350
Payments of old revolving line of credit	-	(109,575)	-	-	-	(109,575)
Proceeds from new revolving line of credit	-	316,993	-	-	-	316,993
Payments of new revolving line of credit		(287,693)	-	-	-	(287,693)
Payments of State of Ohio loan	-	(1,151)	-	-	-	(1,151)
Payments of secured financing	-	(20,905)	-	-	-	(20,905)
Due to parent and affiliated companies, net	(50,070)	18,253	31,924	(107)	-	-
Proceeds from issuance of redeemable common stock	3,561	-	-	-	-	3,561
Payments to redeem common stock	(11,811)	-	-	-	-	(11,811)
Decrease in cash overdraft	-	(2,628)	-	-	-	(2,628)

Net cash (used) provided by financing activities	(58,320)	10,858	31,924	(107)	-	(15,645)
Effect of foreign exchange rate changes on cash and cash equivalents	-	41	-	-	-	41
Change in cash and cash equivalents	-	(5,762)	(1)	(428)	-	(6,191)
Cash and cash equivalents at beginning of period	-	9,161	1	801	-	9,963
Cash and cash equivalents at end of period	$-	$3,399	$-	$373	$-	$3,772

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JANUARY 2, 2010
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$23,208	$23,208	$(12,940)	$1,543	$(11,811)	$23,208
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	-	56,456	5,572	6	-	62,034
Impairment of continuing operations	-	-	6,341	-	-	6,341
Other	-	(35,780)	-	(1,633)	-	(37,413)
Change in assets and liabilities, net	57,086	(66,645)	2,728	1,765	11,811	6,745

Net cash provided (used) by operating activities	80,294	(22,761)	1,701	1,681	-	60,915
Cash flows from investing activities:
Proceeds from sale of equipment	-	27	-	-	-	27
Net change in cash due to sale of C&H Packaging, Inc.	-	16,875	-	-	-	16,875
Additions to property, plant and equipment	-	(22,851)	(1,705)	-	-	(24,556)

Net cash used by investing activities	-	(5,949)	(1,705)	-	-	(7,654)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(10,400)	-	-	-	(10,400)
Payments of senior subordinated notes payable	-	(1,687)	-	-	-	(1,687)
Debt acquisition costs	-	(8,642)	-	-	-	(8,642)
Payments relating to capital lease obligation	-	(731)	-	-	-	(731)
Proceeds from old revolving line of credit	-	254,201	-	-	-	254,201
Payments of old revolving line of credit	-	(249,710)	-	-	-	(249,710)
Proceeds from State of Ohio loan	-	3,000	-	-	-	3,000
Payments of State of Ohio loan	-	(958)	-	-	-	(958)
Payments of secured financing	-	(2,120)	-	-	-	(2,120)
Due to parent and affiliated companies, net	(63,267)	66,211	(60)	(2,884)	-	-
Proceeds from issuance of redeemable common stock	4,135	-	-	-	-	4,135
Payments to redeem common stock	(21,162)	-	-	-	-	(21,162)
Decrease in cash overdraft	-	(13,717)	-	-	-	(13,717)

Net cash (used) provided by financing activities	(80,294)	35,447	(60)	(2,884)	-	(47,791)

Effect of foreign exchange rate changes on cash and cash equivalents	-	313	-	-	-	313
Change in cash and cash equivalents	-	7,050	(64)	(1,203)	-	5,783
Cash and cash equivalents at beginning of period	-	2,111	65	2,004	-	4,180
Cash and cash equivalents at end of period	$-	$9,161	$1	$801	$-	$9,963

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Paperweight Development Corp. and Subsidiaries

Disclosure Controls and Procedures

PDC maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrants in the reports filed or submitted by the registrants under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The registrants carried out an evaluation, under the supervision and with the participation of their management, including the principal executive officer and principal financial officer of both of the registrants, of the effectiveness, design and operation of their disclosure controls and procedures pursuant to Rule 15d – 15(f) under the Exchange Act. Based on that evaluation, the principal executive officer and principal financial officer of both registrants concluded that its disclosure controls and procedures are effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

PDC’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The registrants’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the registrants’ financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, PDC conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2011. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of PDC’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by PDC’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit PDC to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the registrants’ internal control over financial reporting or identified in connection with the evaluation discussed above that occurred during the registrants’ last quarter that have materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting.

Appleton Papers Inc. and Subsidiaries

Disclosure Controls and Procedures

Appleton maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrants in the reports filed or submitted by the registrants under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The registrants carried out an evaluation, under the supervision and with the participation of their management, including the principal executive officer and principal financial officer of both of the registrants, of the effectiveness, design and operation of their disclosure controls and procedures pursuant to Rule 15d – 15(f) under the Exchange Act. Based on that evaluation, the principal executive officer and principal financial officer of both registrants concluded that its disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, Appleton conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2011. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of Appleton’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Appleton’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Appleton to provide only management’s report in this annual report.

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

None.

PART III

Item 10.                       Directors, Executive Officers and Corporate Governance

The following table presents information as of March 23, 2012, regarding the executive officers and directors of Appleton and PDC.

Name	Age	Position

Mark R. Richards	52	Chairman, President, Chief Executive Officer and a Director of Appleton, and Chairman, President, Chief Executive Officer and a Director of PDC

Stephen P. Carter	60	Director of Appleton and PDC

Terry M. Murphy	63	Director of Appleton and PDC

Andrew F. Reardon	66	Director of Appleton and PDC

Mark A. Suwyn	69	Director of Appleton and PDC

Kathi P. Seifert	62	Director of Appleton and PDC

George W. Wurtz	55	Director of Appleton and PDC

Kerry S. Arent	51	Vice President Human Resources of Appleton

Thomas J. Ferree	54	Senior Vice President Finance, Chief Financial Officer and Treasurer of Appleton, and Senior Vice President Finance, Chief Financial Officer and Treasurer of PDC

Jeffrey J. Fletcher	59	Vice President, Controller and Assistant Treasurer of Appleton, and Vice President, Controller and Assistant Treasurer of PDC

Kent E. Willetts	54	Senior Vice President of Appleton

Mark R. Richards. Mr. Richards has been Chief Executive Officer and President of Appleton since April 2005 and a Director and Chairman of Appleton since June 2005 and Chief Executive Officer, Chairman, Director and President of PDC since April 2005. Mr. Richards has also served as a director for Neenah Foundry Company since August 2010. Prior to joining the Company, Mr. Richards served as President of the Engineered Support Structures division of Valmont Industries, Inc. since 1999. Mr. Richards is a graduate of Northwestern University’s Kellogg Graduate School of Management where he earned a master’s degree in business administration with concentrations in marketing and finance in 1989. He earned a bachelor’s degree in packaging from Michigan State University in 1983. Mr. Richards' extensive business and management experience as division President of a global producer of engineered products and services, as well as his leadership experience in this position and as a director of a large North American supplier of municipal castings, and his graduate degree in business, led to the conclusion that he should serve as a director of Appleton and PDC.

Stephen P. Carter. Mr. Carter joined Appleton and PDC as a Director in July 2004. Mr. Carter is currently a principal in Ingenium Aerospace LLC, a consultant and a director of Blackhawk Bancorp., Inc., a publicly held bank holding company and a director of Hollister, Incorporated, a privately held medical device company. Mr. Carter has been a principal in Ingenium Aerospace LLC since March 2010, a director of Blackhawk Bancorp, Inc. since 2003, and a director of Hollister, Incorporated since 2009. Mr. Carter retired as the Executive Vice President, Chief Financial Officer and Treasurer for Woodward, Inc. in August 2005, a position he held since January 2003. Mr. Carter graduated with a bachelor’s degree from Brigham Young University in 1973 and is a CPA in Illinois. Mr. Carter's financial background as a certified public accountant, a consultant and director of a bank holding company and as the former Executive Vice President, Chief Financial Officer and Treasurer for a large industrial company, as well as his leadership experience in these positions and as a director of a medical device company, led to the conclusion that he should serve as a director of Appleton and PDC.

Terry M. Murphy. Mr. Murphy joined Appleton and PDC as a Director in June 2007. Mr. Murphy is currently a director of Hagerty, LLC, a specialty insurance company, and has held this position since July 2010. Mr. Murphy is a member of the Board of Trustees of Carroll University located in Waukesha, Wisconsin, and has held this position since May 2007. Mr. Murphy was Executive Vice President and Chief Financial Officer of A.O. Smith from the time he joined the company in 2006 until his retirement on May 1, 2011. From 1999 to 2005, Mr. Murphy held various executive management positions at Quanex Corporation and in his last position at Quanex Corporation served as its Senior Vice President and Chief Financial Officer. Mr. Murphy earned a bachelor’s degree from the University of Wisconsin-LaCrosse in 1970 and a master’s degree in business administration from Marquette University in 1974. He also earned a Juris Doctor degree from Seton Hall University School of Law in 1980 and is a certified public accountant. Mr. Murphy's financial background as a certified public accountant, former Senior Vice President and Chief Financial Officer for a large building products manufacturing company, and former Executive Vice President and Chief Financial Officer for a large diversified manufacturing company, as well as his leadership experience as an executive and director, and his graduate degree in business and degree in law, led to the conclusion that he should serve as a director of Appleton and PDC.

Andrew F. Reardon. Mr. Reardon joined Appleton and PDC as a Director in June 2007. Mr. Reardon retired in November 2008 as the Chairman and Chief Executive Officer of TTX Company, positions he held since June 1, 2008. Prior to June 1, 2008, he was the President and Chief Executive Officer of TTX Company, positions he held since 2001. He is a principal in the law firm of Reardon & Chasar, L.P.A., located in Cincinnati, Ohio, engaged in business and transportation law and representation before legislative bodies. He joined TTX in 1992 as Vice President of Human Resources and Labor Relations. He later served as Vice President of Law and Human Resources and was named President of the company in 2000. TTX is a large supplier of leased railcars in North America. Mr. Reardon earned a bachelor’s degree from the University of Notre Dame (English) in 1967 and a Juris Doctor degree from the University of Cincinnati in 1974. He also earned a L.L.M. degree in taxation from Washington University Law School in 1975. Mr. Reardon's business and legal experience as a principal in a law firm, consultant and former Chairman and Chief Executive Officer and Vice President of Law and Human Resources for a major North American railcar supply company, as well as his leadership experience in these positions and his graduate degree in law, led to the conclusion that he should serve as a director of Appleton and PDC.

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

Mark A. Suwyn. Mr. Suwyn joined Appleton and PDC as a Director in July 2011. Mr. Suwyn is currently the President of Marsuw, LLC, a private investment and consulting company, and has held this position since March 2000. Mr. Suwyn retired as Chairman of NewPage Corporation, a large coated paper producer in North America, in June 2010. He had previously served as Chairman and Chief Executive Officer of NewPage Corporation since May 2005. Mr. Suwyn is also currently a director of Ballard Power Systems, Inc, and Contech Construction Products Inc. He has served as a director of Ballard Power Systems, Inc. since 2003 and as a director of Contech Construction Products Inc. since 2011. Mr. Suwyn also served as Chairman and Chief Executive Officer of Louisiana-Pacific Corporation from January 1996 until November 2004. Prior to that, Mr. Suwyn held executive management positions with International Paper Company and spent 25 years with E.I. Du Pont where he directed marketing, acquisition and joint venture efforts. Mr. Suwyn earned a doctorate degree (Inorganic Chemistry) from Washington State University and bachelor’s degree (Chemistry) from Hope College, Holland, Michigan. Mr. Suwyn’s extensive business experience in the paper industry, experience as former Chairman and Chief Executive Officer for both a large coated paper producer and a leading manufacturer of building materials, as well as his leadership experience as an executive and director and his doctorate degree in chemistry, led to the conclusion that he should serve as a director of Appleton and PDC.

George W. Wurtz. Mr. Wurtz joined Appleton and PDC as a Director in July 2011. From November 2006 until November 2011, Mr. Wurtz served as President and Chief Executive Officer of New WinCup Holdings, Stone Mountain, Georgia, a privately-held manufacturer and distributor of single-use cups, food service containers, lids and straws. Mr. Wurtz is currently a director of the State University of New York at Oswego (“SUNY Oswego”) Engineering Advisory Board and Mohawk Fine Papers, Inc. He has served as a director of the SUNY Oswego Engineering Advisory Board since 2009 and as a director of Mohawk Fine Papers, Inc. since January 2012. Mr. Wurtz retired as Executive Vice President of Georgia-Pacific Corporation in February 2006 after serving in several executive management positions including President of Paper, Bleached Board and Kraft Operations. Prior to joining Georgia-Pacific Corporation in October 2000, Mr. Wurtz was employed by James River Corporation/Fort James Corporation for 14 years and held executive management positions in operations, logistics, procurement and manufacturing planning. Mr. Wurtz received his bachelor’s degree (Industrial Arts and Technology) from SUNY Oswego in 1978. Mr. Wurtz’s extensive business experience in the paper industry, experience as former President and Chief Executive Officer of a food-service products manufacturer and distributor, as well as his leadership experience as an executive and director of several paper companies, led to the conclusion that he should serve as a director of Appleton and PDC.

Kerry S. Arent. Ms. Arent has been Vice President Human Resources of Appleton since July 2009. Ms. Arent previously served as Executive Director Human Resources of Appleton from February 2008 to 2009 and as Human Resources Director of Appleton since 1997. Ms. Arent joined the Company in 1982 and served in a number of human resources roles from 1982 to 1997. Ms. Arent received her bachelor’s degree (Business Administration, Human Resources) from the University of Wisconsin-Oshkosh in 1982. Ms. Arent holds a Senior Professional Human Resources certification since 2005.

Thomas J. Ferree. Mr. Ferree has been the Senior Vice President Finance and Chief Financial Officer of Appleton since February 2010 and Senior Vice President Finance of PDC since January 2011. Mr. Ferree was the Vice President Finance and Chief Financial Officer of Appleton October 2006 through January 2010 and Treasurer of Appleton and Chief Financial Officer and Treasurer of PDC since November 2006. Prior to joining the Company, Mr. Ferree served as Senior Vice President of Finance and Chief Financial Officer of Wells’ Dairy, Inc. since 2003. Mr. Ferree received his bachelor’s degree (Business Administration, Accounting) from the University of Iowa in 1979 and he received his master’s degree in finance from the University of Iowa in 1980.

Jeffrey J. Fletcher. Mr. Fletcher has been Vice President and Controller of Appleton since December 2010, and Assistant Treasurer of Appleton since January 2010; prior to December, 2010 Mr. Fletcher was Vice President Financial Operations from March 2010, and prior to March 2010, Mr. Fletcher was Principal Accounting Officer and Controller of Appleton since March 2007. Mr. Fletcher has been Vice President of PDC since January 2011, and Assistant Treasurer and Controller of PDC since March 2007. Prior to joining the Company in February 2007, Mr. Fletcher was Corporate Controller for Wells' Dairy, Inc. since 2005. From 2003 to 2005, Mr. Fletcher worked for IP Innovations, Inc. as President and Chief Financial Officer. Mr. Fletcher earned a bachelor's degree in accounting from the University of Iowa in 1978 and a master's degree in business administration from Northwestern University’s Kellogg Graduate School of Management in 1992.

Kent E. Willetts. Mr. Willetts has been Senior Vice President of Appleton since January 2012. Prior to that, Mr. Willetts was Appleton's Vice President of Strategic Development from February 2010 through December 2011. Mr. Willetts was Appleton's Vice President of Marketing and Strategy effective November 2005 when he joined the Company, through January 2010. Prior to joining the Company, he worked for Kimberly-Clark Corporation for 18 years. He held executive marketing positions that included responsibility for new product development and introduction including Vice President of Global Brand Equity, Family Care; Vice President of Global Brand Equity and New Business, Family Care; Director, Brand Positioning and Advertising for Family Care; and Marketing Director for Kleenex. Mr. Willetts is a graduate of Northwestern University’s Kellogg Graduate School of Management where he earned a master’s degree in business administration in 1987. He earned a bachelor’s degree in business administration from the University of Wisconsin-Parkside in 1982.

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

Pursuant to the agreements above, Mr. Murphy, Mr. Reardon, Mr. Richards and Ms. Seifert were nominated by Mr. Richards, Appleton’s chief executive officer, and elected to the boards of directors of PDC and Appleton. Mr. Carter, Mr. Suwyn and Mr. Wurtz were jointly nominated by Mr. Richards and the ESOP Trust and elected to the boards of directors of PDC and Appleton.

The board of directors of PDC has an Audit Committee responsible for, among other things, providing assistance to the board of directors in fulfilling its responsibility to the ESOP participants relating to financial accounting and reporting practices and the quality and integrity of PDC financial reports. Effective March 23, 2012, members of the committee include: Mr. Carter, Mr. Murphy and Mr. Wurtz. Mr. Murphy serves as the Audit Committee Chair. The boards of directors of PDC and Appleton have determined that Mr. Murphy is an “audit committee financial expert” as defined under the applicable rules of the SEC. Mr. Murphy is an “independent director” as that term is defined under the listing standards of the Nasdaq Stock Market, Inc. The charter for the Audit Committee can be found on the Company’s website at www.appletonideas.com (investor information section).

The board of directors of Appleton has a Compensation Committee responsible for authorizing the compensation of the Chief Executive Officer subject to ratification by the board of directors, approving the compensation of the named executive officers based on the recommendations of the Chief Executive Officer and reviewing the compensation of the other executive officers. The Compensation Committee also has authority for administration of the Long-Term Incentive Plan and the Long-Term Restricted Stock Unit Plan. Effective March 9, 2012, members of the committee include: Mr. Reardon, Ms. Seifert and Mr. Suwyn. Ms. Seifert serves as the Compensation Committee Chair. See “Item 11. Executive Compensation—Compensation Discussion and Analysis,” below. The charter for the Compensation Committee is available at www.appletonideas.com (investor information section).

The board of directors of Appleton has a Corporate Governance Committee for the purpose of developing, recommending and evaluating best corporate governance practices applicable to the Company, including those related to director compensation, nomination of directors, election of members to board committees and board education and practices. Effective March 9, 2012, members of the committee include: Mr. Reardon, Mr. Richards, Ms. Seifert and Mr. Suwyn. Mr. Reardon serves as the Corporate Governance Committee Chair. The charter for the Corporate Governance Committee can be found on the Company’s website at www.appletonideas.com (investor information section).

The Company has adopted a Code of Business Conduct and Ethics that applies to the directors, officers and employees of PDC and Appleton, including the principal executive officer, principal financial officer and controller of PDC and Appleton. This Code of Business Conduct and Ethics is posted on the Company’s Internet web site at www.appletonideas.com (investor information section). The Company intends to timely disclose, on the website, any amendments to, or waivers from, certain provisions of the Code of Business Conduct and Ethics that apply to the principal executive officer, principal financial officer and controller of PDC and Appleton.

The boards of Appleton and PDC recognize that Related Person Transactions (as defined below) can present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the best interests of the Company and its shareholders. The Corporate Governance Committee and the Audit Committee have the authority to review and approve Related Person Transactions. The Company has adopted written procedures for the review of Related Person Transactions, which provide for review of all the relevant facts and circumstances for all Related Person Transactions that require approval. In determining whether to approve or disapprove a Related Person Transaction, the Corporate Governance Committee and the Audit Committee will take into account, among other factors deemed appropriate, whether the Related Person Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Person’s interest in the transaction. A Related Person Transaction is any transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness), or any series of similar transactions, arrangements or relationships, in which (a) the aggregate amount involved will or may be expected to exceed $120,000 in any fiscal year; (b) the Company is or was a participant; and (c) any Related Person has or will have a direct or indirect interest (other than solely as a result of being a director or trustee (or any similar position) or a less than 10 percent beneficial owner of another entity). A “Related Person” is any (a) person who is an executive officer, director or nominee for election as a director of the Company; (b) person who owns greater than 5 percent beneficial ownership of the Company’s outstanding common stock; or (c) Immediate Family Member of any of the foregoing. An “Immediate Family Member” includes spouse, parent, grandparents, children, grandchildren, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law and any person (other than a tenant or employee) sharing the household of a person.

The Company has also adopted other best practices including the following:

•      The boards of Appleton and PDC regularly approve Appleton’s CEO succession plan.

•      The independent directors meet regularly without the CEO present.

The Company maintains an Enterprise Risk Management (“ERM”) function. The purpose of ERM is to maximize the Company’s ability to achieve its business objectives. The ERM function creates a comprehensive approach to anticipate, identify, prioritize and manage material risks to the Company’s business objectives. The boards and its committees receive regular reports from the ERM Committee regarding the ERM Committee’s activities, findings, conclusions and recommendations. The charter for the ERM function can be found at the Company’s website at www.appletonideas.com (investor information section).

Item 11.                      Executive Compensation

Compensation Discussion and Analysis

Goals and Policies. The Executive Compensation Goals and Policies, adopted by the Compensation Committee of the board of directors of Appleton, establish the objectives of the Company’s compensation program as follows:

•      enable the Company to attract, motivate and retain highly qualified people;

•      provide compensation opportunities that are competitive for similar positions within similar companies when company performance meets pre-established goals;

•      include a performance-based variable pay component that supports the Company’s strategic business goals; and

•      act in the best interests of the Company’s beneficial owners, the participants in the ESOP.

Compensation Elements. The Company’s executive compensation includes base salary, annual performance-based incentive pay, long-term performance-based incentive pay and benefits, including general benefits available to all employees and specific executive benefits. The Compensation Committee believes these elements of executive compensation provide the proper incentives and rewards for increasing shareholder value. Base salary provides market competitive compensation for executive management and leadership at a level that will attract highly qualified professionals. Annual performance-based incentive pay, in amounts based on market competitive values within the Company’s labor market for executive talent, provides an incentive for executives to achieve the Company’s annual performance goals. Long-term performance-based incentive pay provides executives with direct rewards for multi-year business performance that contributes to shareholder value over several years. Employee benefits provide health, welfare and retirement income benefits that enable employees, including executives, to maintain good health and provide financial security for employees and families in order to remain focused on the Company’s success. The mix of elements of compensation is based on the proportion of those elements of executive compensation paid in the market.

Performance-Based Compensation. When Company performance exceeds pre-established target goals for the year, performance-based pay elements (annual and long-term incentive) allow for compensation that exceeds the median market compensation. Conversely, when performance falls short of targeted goals, performance-based pay elements allow for compensation below median market compensation levels.

The Compensation Committee believes that this combination of cash and equity-based compensation supports the objectives of the executive compensation program described above. First, these vehicles allow the Company to provide a competitive compensation package based on prevailing market practices. At the same time, a significant portion of target compensation is variable “at-risk” pay tied to both short-term performance and long-term performance. Variable pay for short-term performance is capped to protect the business from annual “windfall” results. The Compensation Committee believes these awards support the Company’s pay-for-performance philosophy by linking pay amounts to the Company’s level of performance and the achievement of the Company’s strategic goals. The Compensation Committee believes that the Company’s executive compensation program is not structured to encourage management to take unreasonable or excessive risks relating to the Company’s business. Instead, the Compensation Committee believes that the compensation programs encourage management to take a balanced approach that focuses on delivering annual results and contributing to shareholder value. The pay that is fixed and at risk varies by position. As shown in the table below, the Company’s emphasis on pay-for-performance resulted in performance-based compensation representing a significant portion of the total target compensation of the named executive officers in fiscal year 2011. Executive compensation includes more pay at risk than that of other employees in the organization.

2011 Total Direct Compensation Mix at Target Company Performance

	Fixed (Salary)	Pay at Risk (Annual and Long-Term Incentives)(1)
Mark R. Richards Chairman, President, Chief Executive Officer and a Director of Appleton, and Chairman, President, Chief Executive Officer and a Director of PDC	26%	74%
Thomas J. Ferree Senior Vice President Finance, Chief Financial Officer and Treasurer of Appleton, and Chief Financial Officer and Treasurer of PDC	35%	65%
Kent E. Willetts Senior Vice President of Appleton	44%	56%
Kerry S. Arent Vice President, Human Resources of Appleton	42%	58%
Jeffrey J. Fletcher Vice President and Controller of Appleton, and Assistant Treasurer and Controller of PDC	58%	42%
Sarah T. Macdonald Former Vice President, Carbonless Segment of Appleton	38%	62%
James C. Tyrone Former Senior Vice President of Appleton	40%	60%

(1)
Calculated using annual incentive paid at target and 1 year of long-term incentive expected value based on Black-Scholes valuation methodology. The assumptions used for a January 2, 2011 valuation are: Expected life: 6.5 years (mid-point of 3 and 10 years vesting period); Dividend yield: 0% (plan does not pay dividends); Risk Free rate: 1.9% (based on Treasury Constant Maturities yield curve); Volatility 35% (based on peer group volatility for previous 6.5 years). The LTIP grant as of January 2, 2011 is valued at $5.70 per share with a $12.84 per share grant price.

Market Survey Process. The Compensation Committee determines competitive market pay by means of market surveys and analyses conducted every other year by nationally recognized, non-employee executive compensation consultants who report to the Compensation Committee. The Company’s consultants use a broad-based survey of general industry companies with a median revenue of approximately $2 billion (243 participating companies), regressed to the Company’s revenue size. The specific identity of these companies was not provided to the Compensation Committee. A second source of proxy data from forty (40) publicly traded companies, including paper and general manufacturers with revenues between $450 million and $7.8 billion (median is $2.3 billion), regressed to the Company’s revenue size is also used. These companies, which were identified to the Compensation Committee, consisted of AEP Industries Inc; AptarGroup Inc.; Arctic Cat Inc.; Avery Dennison Corp; Ball Corp; Bemis Co Inc; Briggs&Stratton Corp.; Cenveo Inc.; Crane Co.; Crown Holdings Inc; Donaldson Co Inc.; Ecolab Inc.; H.B. Fuller Co.; Graco Inc.; Graphic Packaging Corp; Kennametal Inc.; Lennox International Inc.; MeadWestvaco Corp; Herman Miller Inc; Modine Manufacturing Co; Myers Industries Inc.; NACCO Industries Inc.; Owens-Illinois Inc.; Packaging Corp Of America; Pactiv Corp; Pentair Inc.; Polaris Industries Inc.; Rock-Tenn Co; Sealed Air Corp; Silgan Holdings Inc; Snap-On Inc; Sonoco Products Co; Teleflex Inc; Temple-Inland Inc.; Toro Co (The); Valmont Industries Inc; Valspar Corp (The); West Pharmaceutical Services Inc.; Winnebago Industries Inc.; and Worthington Industries Inc. This sample was chosen by the compensation consultants because it best represents the Company’s labor market for executive talent, which is broader than the paper industry, and provides a reasonable sample size that allows the Company to track changes in the labor market for executive talent. The two sources produced similar data.

Appleton’s vice president of human resources provides the consultant with descriptions of the Company’s executives’ responsibilities but does not participate in the market surveys or analyses. The vice president of human resources also provides organizational and technical support to the Compensation Committee by coordinating the work of the compensation consultant and providing relevant information about company policies and practices. The Chief Executive Officer (the “CEO”) provides a description of the Company’s business but does not participate in the market surveys or analyses. In the years in which the consultant does not conduct a full market survey and analysis, a general rate of market increase is established for executive compensation and the rate of increase is applied to the market pay determined in the prior year’s analysis. A full market survey was conducted in November 2010 and results were used in 2011 compensation planning. Market analysis shows that the Company is competitive with the market across all elements of compensation – base salary, target annual incentive and total compensation (sum of base salary, target annual incentive and target long-term incentive). Competitive is defined as above the 25th percentile and below the 75th percentile of the survey data. The total target compensation for each executive in 2011 is between 100% and 114% of the median (50th percentile) of the survey data, excluding Mr. Fletcher, whose position was not covered in the 2010 full market survey. Although the Compensation Committee considers executive compensation paid at companies included in the market survey, the Committee does not attempt to maintain a specified target percentile within the market to determine executive compensation.

In 2011, Towers Watson was paid $647 in fees for executive compensation consulting, and $326,880 in fees for all other retirement consulting, administrative fees and actuarial services for the Company's plans.

Compensation Decisions. The Compensation Committee reviews and approves individual executive salaries based on the market pay for the executive’s position and the executive’s general level of performance in the position. At times, prior salary may influence a decision on current salary. An executive fully performing the duties of a position will be paid market pay for that position. An executive not yet fully performing in a position may receive less than market pay. An executive new to the role will typically be paid at market within three years. An executive making contributions significantly in excess of those expected for the position may receive above market pay. The Compensation Committee uses quantitative and qualitative metrics and exercises some judgment in determining achievement of the overall company and division performance goals and assessing the named executive’s individual performance for the prior year. The Compensation Committee uses an evaluation of individual performance in determining increases to base salary and awarding annual performance-based incentive compensation and long-term compensation.

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

Annual Performance-Based Incentive Plan. In 2011, the Appleton Annual Incentive Plan’s annual performance-based incentive for all eligible employees outside of the Encapsys segment, including executives, is measured by Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (80% weighting) and Cash Conversion Days (CCD) (20% weighting). Performance for employees in the Encapsys business segment is measured by Encapsys EBITDA (60% weighting), Company CCD (10% weighting), and New Customer growth (30% weighting). The Annual Incentive Plan allows for adjustments, as recommended by the Chief Financial Officer (the “CFO”) and approved by the Compensation Committee, to the calculation of EBITDA. These adjustments are restricted to special circumstances such as restructuring, refinancing, acquisitions, divestitures or other items the committee determines should be adjusted and is then referred to as Adjusted EBITDA. Adjustments in 2011 were made for legal settlements, inventory reduction impact and expenses related to business restructurings. Incentive payouts will reflect performance levels relating to Adjusted EBITDA and CCD performance measures for the Company or Division level. EBITDA is an indicator of the Company’s profitability and financial performance and is calculated as follows: EBITDA equals Net Income (including incentive accrual expense) plus Interest, Taxes, Depreciation, Amortization and Gains and Losses from Foreign exchange.

CCD is a measure of the Company’s effective cash management by monitoring days outstanding (DO). CCD is calculated as Accounts Receivable DO plus Inventory DO minus Accounts Payable DO. The cash conversion cycle measures the time between outlay of cash and the cash recovery. Cash conversion cycles are based on four primary factors: (1) the number of days it takes customers to pay what they owe; (2) the number of days it takes the Company to make its product; (3) the number of days the product sits in inventory before it is sold; and (4) the length of time the Company has to pay its vendors.

Performance below Adjusted EBITDA threshold will result in no annual performance-based incentive compensation. Targets were set at a level of improvement from the prior year performance as listed below.

2011 All Appleton and Technical Papers Performance Goals ($millions)

	All Appleton Adjusted EBITDA	Technical Papers Adjusted EBITDA	CCD
Outstanding	$121.5	$111.0	60 days
Target	$110.0	$101.0	63 days
Threshold	$87.5	$82.0	66 days

2011 Encapsys Performance Goals ($millions)

	Adjusted EBITDA	New Customer	CCD
Outstanding	$20.0	2*	60 days
Target	$18.5	2**	63 days
Threshold	$15.0	1**	66 days

*     One customer with revenue in 2011 and one customer with commitment to revenue in 2012.
**   Number with commitment to revenue in 2012.

The annual performance-based incentive when performance results are at target is 85% of base salary for the CEO, 55% of base salary for the CFO, 50% of base salary for named executive officer vice presidents and 40% for Corporate Controller. For 2012, the Compensation Committee increased the annual performance-based incentive at target to 60% of base salary for the CFO and 55% for the Senior Vice President.

In 2011, EBITDA for “All Appleton” calculated per the plan document resulted in a total EBITDA of $109.2 million. Adjustments recommended by the CFO and approved by the Compensation Committee for legal settlements, inventory reduction impact and expenses related to business restructurings resulted in Adjusted EBITDA of $94.6 million (38.4% of Target payout – interpolated between Threshold and Target payout award levels). Actual CCD performance against target was 62.5 days (103.3% of Target payout – interpolated between Target and Outstanding payout award levels). The combined incentive payout results in 51.4% of Target.

In 2011, Adjusted EBITDA for the Technical Papers business segment calculated per the plan document resulted in a total Adjusted EBITDA of $88.0 million (38.4% of Target payout – interpolated between Threshold and Target payout award levels). Actual CCD performance against target is the same as All Appleton. The combined incentive payout results in 51.4%of Target.

In 2011, Adjusted EBITDA for the Encapsys business segment calculated per the plan document resulted in a total Adjusted EBITDA of $16.8 million (56.7% of Target payout – interpolated between Threshold and Target payout award levels). Actual CCD performance against target is the same as All Appleton. Actual performance against New Customer growth was slightly above threshold (32.5% of Target payout – interpolated between Threshold and Target payout award levels). The combined incentive payout results in 54.1% of Target.

For each executive other than the CEO, the CEO has discretion to increase or decrease the executive’s annual performance-based incentive bonus by 20% of the earned incentive without Compensation Committee approval based on the executive’s achievement of strategic business objectives established by the CEO at the beginning of the fiscal year. These objectives may relate to business segment margin improvement, manufacturing operations performance, new business growth, or leadership competency. Some of these objectives may be measurable while others may require more judgment and discretion to evaluate. Mr. Ferree received a discretionary bonus amount in accordance with the terms of the annual incentive plan of 15% of his earned incentive as a result of his individual performance with balance sheet management and extensive work on special projects during 2011. Mr. Willetts received a discretionary bonus amount in accordance with the terms of the annual incentive plan of 15% of his earned incentive as a result of his individual performance on Encapsys strategic planning work and execution of a revised corporate mission during 2011. Ms. Arent received a discretionary bonus amount in accordance with the terms of the annual incentive plan of 15% of her earned incentive as a result of her individual performance on leadership development and wellness initiatives during 2011. Mr. Fletcher received a discretionary bonus amount in accordance with the terms of the annual incentive plan of 19% of his earned incentive as a result of his individual performance of cash management and significant tax recoveries.

Long-Term Compensation. Prior to 2010, the Company had two forms of long-term compensation, the Appleton Papers Inc. Long-Term Incentive Plan (or the LTIP) and the Appleton Papers Inc. Long-Term Performance Cash Plan (or the Performance Cash Plan). In 2010, the Compensation Committee elected to discontinue awards under the LTIP and Performance Cash Plan and introduced a new long-term compensation plan, the Long-Term Restricted Stock Unit Plan (RSU). The Compensation Committee determined that it would be advisable in appropriate cases to consider the award of units under the RSU, which provide for future cash payments based on the value of PDC common stock, in lieu of or in combination with units under the LTIP, which produce value only if the PDC common stock price increases over the grant price. This determination reflected the desire to maintain a strong long-term equity component in executive compensation, to reduce the number of equity-based units required to provide such component and to adjust compensation practices appropriately in light of accounting standards requiring companies to recognize compensation cost related to share-based payment transactions. In 2010, the Committee determined to make all of its equity-based grants under the RSU. In 2011, the Committee determined to make all of its equity-based grants under the LTIP. The Compensation Committee has determined that equity-based grants in 2012 will be a combination of RSU and LTIP grants. All grants under the RSU and the LTIP are subject to vesting and forfeiture provisions, thereby creating incentives for executives and employees to remain with the Company. The Compensation Committee believes that long-term incentive plans are necessary to encourage retention of executive talent and provide appropriate incentives to increase shareholder value. Individual grant levels for named executive officers are determined so that total targeted compensation, including base salary, target bonus and most recent grant of long term compensation awards, is competitive with the external market for total compensation.

Long-Term Incentive Plan. The purpose of the LTIP is to attract and retain key management employees who are in a position to make a significant contribution to the growth and profitability of the Company by providing a reward for increase in stock performance to align with long-term shareholder interests. The LTIP provides for future cash payments based on increases in the value of PDC common stock, as determined by the semi-annual valuation provided by the ESOP trustee. The Compensation Committee of the board will establish the number of units granted each year in accordance with the Compensation Committee’s stated goals and policies. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. The cash payment upon the exercise of a unit is equal to the increase in the value of PDC common stock from the date of grant until the exercise date. Recipients are required to enter into a non-compete and non-solicitation agreement in order to receive units under the LTIP which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to LTIP units. At present, 105 current or former executive and management employees participate in the LTIP. Some of these employees also participate in the RSU.

Employees are generally entitled to exercise any LTIP units only after holding the units for at least three years and for up to ten years from the date of grant. There were no units exercised by a named executive officer under the LTIP during 2011. All named executive officers except Mr. Tyrone have LTIP units that have been held for more than three years. In the event of a change of control, described below, the LTIP units become immediately exercisable. A “change of control” is defined in the LTIP, and was further clarified in 2010, as:

•      the termination of the ESOP or amendment of the ESOP so that it ceases to be an employee stock ownership plan;

•      an event whereby the ESOP ceases to own a majority interest in the Company;

•      the sale, lease, exchange or other transfer of all or substantially all of the Company assets to another entity;

•      termination of the Company’s business, liquidation, dissolving or selling substantially all stock;

•      the Company's merger or consolidation with another company and the Company is not the surviving company and the Company is not controlled by the persons or entities who controlled the Company immediately prior to such merger or consolidation; or

•      any other event whereby ownership and control is effectively transferred.

Upon termination of a participant’s employment due to death, disability or retirement, the award of LTIP units shall be one-third vested and exercisable for each completed year of employment after the grant of such LTIP units. Upon termination of employment for any other reason, any LTIP units held for at least three years are then exercisable, and any units held for fewer than three years are forfeited. Mr. Tyrone and Ms. Macdonald both forfeited LTIP units upon their departure from the Company.

The first grant of LTIP units occurred on November 9, 2001, with additional awards made effective as of January 1, 2003, January 1, 2004, July 1, 2005, each January 1 from 2006 through 2009, and January 2, 2011. The Company expects to make additional grants under this plan effective January 1, 2012. The actual awards of LTIP units have not been and will likely not be made on the effective date. The actual awards will be made on a date following the effective date as long as the share price has not changed since the effective date. This delay is a result of the administrative time needed by the trustee to determine and communicate the most recent PDC stock price through the semi-annual ESOP valuation process. The Compensation Committee determines awards for the CEO and reviews the recommendations made by the CEO for other named executive officers. Management decides which employees are in a position to make a significant contribution to the Company’s growth and profitability, and of the employees who receive LTIP awards, most receive such awards based on the Company’s succession planning and leadership management process.

Long-Term Performance Cash Plan. Appleton’s board of directors adopted the Performance Cash Plan for the purpose of attracting and retaining senior executive employees who are in a position to make a significant contribution to the Company’s long-term strategic objectives of revenue growth and profitability. The plan provides for annual grants of long-term cash-based performance awards, which may be earned by participants based on the Company’s achievement of pre-established performance measures and the participant’s continued employment. Performance measures include increases in average revenue growth and average return on invested capital over a three-year performance period. Targets were set above historical industry medians. The plan is an unfunded bonus program of the Company and does not permit participants to elect to defer their compensation. No awards have been made since 2009.

At, or shortly after, the start of the three-year performance cycle, a target award is established for each participant. Target awards, based on market competitive values, are expressed as a fixed dollar amount. The target award was equal to $373,000 for Mr. Richards, $116,000 for Mr. Ferree, $69,000 each for Mr. Willetts and Ms. Macdonald. At the end of the performance cycle, the award was determined based upon the Compensation Committee’s evaluation of the Company’s performance against the pre-established performance measures. For the 2009-2011 performance cycle, the resulting award value can range from 50% to 150% of the target award. Performance below the minimum results in zero compensation and overall payments are capped at 150% of target. At the end of 2011, performance for the 2009-2011 cycle was 52.76% of target bonus. Incentives will be paid to Mr. Richards ($196,795), Mr. Ferree ($61,202), and Mr. Willetts ($36,404). The Compensation Committee approved a prorated incentive to Ms. Macdonald ($33,371). The prorated final award was determined based on the number of months of employment completed during the performance cycle up to and including the month of separation divided by the total number of months for the performance cycle (33/36) multiplied by the earned bonus for the 2009-2011cycle.

The 2009-2011 performance cycle was calculated against equally weighted target metrics of average revenue growth and average return on invested capital (ROIC) over the same period of time. The 2009–2011 performance cycle metrics are set forth below:

2009 – 2011 Performance Cycle Metrics

	Minimum	Target	Maximum
3-Year Average Revenue Growth	0.5%	2.5%	5.0%+
3-Year Average ROIC	6.0%	8.5%	11.0%+

The first performance cycle was from January 1, 2008, through December 31, 2010. At the end of 2010, actual performance was below threshold, thus no incentive was paid. The second performance cycle was from January 1, 2009, through December 31, 2011. The Company does not expect to start any new performance cycles, but reserves the right to do so.

Long-Term Restricted Stock Unit Plan (RSU). Appleton’s board of directors adopted the RSU plan effective January 3, 2010, for the purpose of attracting and retaining key management employees who are in a position to make a significant contribution to the growth and profitability of the Company by providing a reward for increase in stock performance to align with long-term shareholder interests. The RSU provides for future cash payments based on the value of PDC common stock, as determined by the semi-annual valuation provided by the ESOP trustee. The Compensation Committee of the board will establish the number of units granted each year in accordance with the Compensation Committee’s stated goals and policies. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. All units are vested three years after the award date and paid at vesting. The cash payment upon vesting of a unit is equal to the value of PDC common stock at the most recent valuation date times the number of units exercised. No units were granted during 2011. Other current executive and key management employees also participate in the RSU. Recipients are required to enter into a non-compete and non-solicitation agreement in order to receive units under the RSU which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to RSU units. At present, 59 executive and management employees participate in the RSU. Some of these employees also participate in the LTIP.

Termination provisions, including defined change of control events, are the same as those described above in the LTIP.

Equity Ownership. The Company’s executives are eligible to participate in the ESOP in the same manner and with the same rights as all other U.S. employees. Because the ESOP is a tax-qualified plan subject to ERISA, the Company may not require executive participation in the ESOP at a specified level nor may the Company take any adverse employment action against an executive for the exercise of his or her right to participate or not participate in the ESOP. The Company believes, however, that it is in the best interests of the employees, as beneficial owners of the ESOP, to have executives acquire and maintain equity interests in the Company.

Termination or Change of Control. The Company has entered into Termination Protection Agreements (or TPAs) with Mr. Richards, Mr. Ferree, Mr. Willetts, Ms. Arent, Ms. Macdonald and Mr. Tyrone. The Company has entered into an Enhanced Severance Agreement with Mr. Fletcher. These agreements provide for payments to the executive officers in the event of termination whether before or within two years after a “change of control,” as defined in the TPA, the executive officer’s employment is terminated other than for misconduct or “permanent disability,” as defined in the TPA, or if the executive officer terminates employment for “good reason,” as defined in the TPA. “Change of Control” is defined to include various events whereby ownership and control of the Company is effectively transferred. These events were chosen by the Company as appropriate events to trigger payment based on competitive market analysis of such agreements for executive officers. Ms. Macdonald received payments under her TPA as a result of her termination in 2011. These payments are described in detail under “Post-Employment Payments” below. The TPAs and Enhanced Severance Agreement are discussed in detail under “Potential Payments upon Termination or Change of Control” below.

On February 22, 2012, Appleton’s board of directors adopted a special retention incentive program designed to retain certain executives and other employees who are in a position to make a significant contribution in identifying, negotiating and closing a Potential Transaction. A Potential Transaction is defined to include one or more of the following transactions or series of transactions:  the issuance of equity securities in connection with an acquisition, a merger or business combination with an unrelated entity, the sale of equity in a private placement or public offering, a sale of all or substantially all of the assets of Appleton or PDC, an exchange of debt securities for equity, or any combination of the foregoing transactions. In exchange for continued employment through a Potential Transaction, the named executives would receive payments in the event a Change of Control occurs as defined in the Long Term Incentive Plan as a result of a Potential Transaction. Amounts payable would be as approved by the board of directors in consideration of any given Potential Transaction. This retention incentive is not eligible compensation for retirement income or severance benefit calculations.

Executive Benefits. The Company provides a cash allowance in lieu of perquisites to all named executive officers. The Company believes the amounts provided to the CEO ($25,000), Senior Vice Presidents or Vice Presidents ($15,000), and Corporate Controller ($10,000) are competitive to the value provided by other companies for a car allowance, club memberships, etc. The Company also provides the opportunity for the CEO, Senior Vice Presidents or Vice Presidents to enroll in an individual life insurance policy.

Compensation Committee Report

The 2011 Compensation Committee consisted of three independent directors. Mr. Pace was chairperson until his departure from the board of directors on July 22, 2011. Effective July 23, 2011, Ms. Seifert serves as the Compensation Committee Chair. Mr. Suwyn joined the Compensation Committee effective July 22, 2011. Mr. Murphy was replaced by Mr. Reardon effective July 22, 2011.

The Compensation Committee is appointed annually by Appleton’s board of directors and operates pursuant to a Charter, which is available at www.appletonideas.com (investor information section). The Compensation Committee is responsible for authorizing the compensation of the CEO subject to ratification by the board of directors, approving the compensation of the named executive officers who report directly to the CEO based on the recommendations of the CEO and reviewing the compensation plans for other executive officers. It is also responsible for adopting and amending the Company’s general compensation policies and benefit plans, including the ESOP. The Compensation Committee may not delegate, and has not delegated, any of these duties to others.

The Compensation Committee has reviewed and discussed the above section titled “Compensation Discussion and Analysis” with management and, based on this review and discussion, recommended the inclusion of the “Compensation Discussion and Analysis” section in this annual report.

Members of the 2011 Compensation Committee
Kathi P. Seifert, chairperson
Andrew F. Reardon
Mark A. Suwyn

Summary Compensation Table

Name and Principal Position	Year		Salary ($)(1)	Bonus ($)		LTIP Awards ($)(2)		RSU Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)		All Other Compensation ($)(6)	Total ($)(7)
Mark R. Richards	2011		800,000	0		1,567,500		0	546,179	(8)	133,043		99,937	3,146,659
Chairman, President, Chief Executive	2010		792,308	0		0		861,900	185,202		150,475		39,785	2,029,670
Officer and a Director of Appleton,	2009		721,154	0		0	(9)	0	326,400		114,285		111,287	1,273,126
and Chairman, President, Chief
Executive Officer and a Director
Director of PDC

Thomas J. Ferree	2011		388,500	16,468	(10)	513,000		0	170,988	(8)	44,151		53,944	1,187,051
Senior Vice President Finance, Chief	2010		385,654	0		0		278,460	58,330		66,117		35,785	824,346
Financial Officer and Treasurer of	2009		355,769	21,880	(11)	0	(9)	0	109,402		46,407		34,201	567,659
Appleton, and Chief Financial Officer and Treasurer of PDC

Kent E. Willetts	2011		272,000	10,290	(10)	213,750		0	105,002	(8)	37,906		34,291	673,239
Senior Vice President of Appleton	2010		270,769	7,446	(12)	0		185,640	37,231		47,388		28,639	577,113
	2009		253,846	13,926	(11)	0	(9)	0	69,632		38,676		34,317	410,397

Kerry S. Arent	2011	(13)	238,423	9,184	(10)	208,050		0	61,228	(8)	107,593		35,448	659,926
Vice President, Human Resources
of Appleton

Jeffrey J. Fletcher	2011	(13)	204,000	8,058	(10)	68,400		0	41,942	(8)	23,486		16,554	362,440
Vice President and Controller
of Appleton, and Assistant
Treasurer and Controller of PDC

Sarah T. Macdonald	2011	(14)	228,444	0		253,650	(15)	0	89,957	(8)	(4,111	)(16)	434,667	1,002,607
Former Vice President, Carbonless	2010		295,500	0		0		53,040	40,631		6,487		53,990	449,648
Segment of Appleton	2009		284,135	0		0	(9)	0	75,648		8,971		35,173	403,927

James C. Tyrone	2011	(17)	280,000	0		285,000	(15)	0	0		(320)		146,973	711,653
Former Senior Vice President of Appleton	2010	(17)	253,077	50,000	(18)	0		172,380	34,798		0		133,409	643,664

(1)	The 2009 fiscal year contains 2 weeks of unpaid furlough.
(2)
The LTIP grant date fair value is calculated based on a Black-Scholes valuation methodology. The assumptions used for January 2, 2011 grant are: Expected life: 6.5 years (mid-point of 3 and 10 years vesting period); Dividend yield: 0% (plan does not pay dividends); Risk Free Interest Rate (based on Treasury Constant Maturities yield curve): 2.71%; Volatility (based on peer group volatility for previous 6.5 years): 40%. The LTIP grant as of January 2, 2011 is valued at $5.70 per share with a $12.84 per share grant price.

(3)	Units awarded for January 3, 2010 under the RSU plan are valued at the grant price ($13.26 per share) multiplied by the number of units granted.
(4)
Non-equity performance-based incentive plan compensation consists of payments under Appleton’s Annual Incentive Plan and the Performance Cash Plan. Amounts paid under the Annual Incentive Plan are determined based on company and business segment performance and other extraordinary factors, positive or negative, determined by the CEO and the Compensation Committee. Amounts paid under the Annual Incentive Plan are earned in 2011 and paid in 2012. The Performance Cash Plan reflects the compensation costs recognized by the Company for financial reporting purposes and ASC 718 for long-term non-equity performance-based incentives.

(5)	The valuation methods and material assumptions used in determining the change in pension value are discussed in detail in Note 16 of the Consolidated Financial Statements in Item 8, above.
(6)	The aggregate incremental costs of all perquisites are stated as actual costs to the Company.

All other compensation for 2011 consists of the following for each named executive officer:

Mr. Richards: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $70,241, allowance in lieu of perquisites $25,000, tax gross up on travel and entertainment for spouse to company events $776, and executive life insurance $2,360.

Mr. Ferree: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $34,835, allowance in lieu of perquisites $15,000, tax gross up on travel and entertainment for spouse to company events $665, and executive life insurance $2,105.

Mr. Willetts: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $17,385, allowance in lieu of perquisites $15,000, and executive life insurance $1,906.

Ms. Arent: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $19,068, allowance in lieu of perquisites $15,000, and executive life insurance $1,380.

Mr. Fletcher: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $6,554, and allowance in lieu of perquisites $10,000.

Ms. Macdonald: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $20,547, allowance in lieu of perquisites $11,596, tax gross up on travel and entertainment for spouse to company events $954, and executive life insurance $1,033. Employment terminated October 3, 2011. As a result of her termination, Ms. Macdonald will receive $398,617 in accrued post employment/severance payments including $6,819 in unused vacation, $14,440 in SERP benefits, $19,103 in COBRA health benefits, $9,800 in outplacement services, and $348,455 in accordance with Termination Protection Agreement.

Mr. Tyrone: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $28,332, allowance in lieu of perquisites $15,000, relocation and temporary living expenses $61,996, tax gross up on temporary living expenses $38,305, and executive life insurance $3,340.

(7)
In 2010, the following executives deferred the following indicated amounts into the Nonqualified Excess Plan: Mr. Richards ($65,280). In 2011, the following executives deferred the following indicated amounts into the Nonqualified Excess Plan: Mr. Richards ($40,000). These deferrals are also described in the Nonqualified Deferred Compensation table.

(8)	In 2011, the value of Non-Equity Incentive Payments for each of the named executives is as follows:
Mr. Richards: Performance Cash Plan ($196,795); Annual ($349,384)
Mr. Ferree: Performance Cash Plan ($61,202); Annual ($109,786)
Mr. Willetts: Performance Cash Plan ($36,404); Annual ($68,598)
Ms. Arent: Annual ($61,228)
Mr. Fletcher: Annual ($41,942)
Ms. Macdonald: Performance Cash Plan ($33,371); Annual ($56,586)
(9)	LTIP grants awarded on January 1, 2009 were actually granted in the 2008 fiscal year. See Note 18 of Notes to Consolidated Financial Statements.
(10)
The following executives received a discretionary bonus in the amount of 15% of the earned incentive: Mr. Ferree, Mr. Willetts, and Ms. Arent. Mr. Fletcher received a discretionary bonus of 19% of the earned incentive.

(11)
Mr. Ferree and Mr. Willetts received discretionary bonus amounts in accordance with the terms of the Annual Incentive Plan of 20% of the earned incentive as a result of their individual performance during 2009.

(12)	Mr. Willetts received a discretionary bonus amount in 2010 of 20% of the earned incentive.
(13)	Ms. Arent and Mr. Fletcher became named officers in 2011.
(14)	Ms. Macdonald left the Company on October 3, 2011.
(15)	LTIPs that were granted were forfeited at departure.
(16)	The present value of accumulated pension benefits for Ms. Macdonald decreased $5,388 between December 21, 2010 and December 31, 2011.
(17)	Mr. Tyrone was hired February 1, 2010 and became a named officer in 2010. He resigned effective January 30, 2012.
(18)	Mr. Tyrone received a sign on bonus in 2010.

Grants of Plan-Based Awards

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of
Name	Plan	Grant Date(1)	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Securities Underlying Units (#)(3)		Grant Date Fair Value of Stock Awards($)(4)
Mark R. Richards	Annual Performance-Based Incentive Plan			68,000	680,000	1,360,000
	Long Term Incentive Plan	1/2/2011	1/2/2011				275,000		1,567,500

Thomas J. Ferree	Annual Performance-Based Incentive Plan			21,368	213,675	427,350
	Long Term Incentive Plan	1/2/2011	1/2/2011				90,000		513,000

Kent E. Willetts	Annual Performance-Based Incentive Plan			13,600	136,000	272,000
	Long Term Incentive Plan	1/2/2011	1/2/2011				37,500		213,750

Kerry S. Arent	Annual Performance-Based Incentive Plan			11,921	119,212	238,423
	Long Term Incentive Plan	1/2/2011	1/2/2011				36,500		208,050

Jeffrey J. Fletcher	Annual Performance-Based Incentive Plan			8,160	81,600	163,200
	Long Term Incentive Plan	1/2/2011	1/2/2011				12,000		68,400

Sarah T. Macdonald	Annual Performance-Based Incentive Plan			11,422	114,222	228,444
	Long Term Incentive Plan	1/2/2011	1/2/2011				44,500	(5)	253,650	(5)

James C. Tyrone	Annual Performance-Based Incentive Plan			14,000	140,000	280,000
	Long Term Incentive Plan	1/2/2011	1/2/2011				50,000	(5)	285,000	(5)

(1)
The Grant Date for units under the Company’s Long Term Incentive Plan reflects the date upon which the units were awarded to the named executive officer. The units are valued, as of the Grant Date, at the most recent PDC stock price as determined by the semi-annual ESOP valuation.

(2)
All Non-Equity Incentive Plan awards are made under the Company’s Annual Incentive Plan. Projected payouts are based, or will be based, on Company financial performance. The Threshold, Target and Maximum payouts stated are based on 2011 salaries for the Annual Incentive Plan. Actual amounts earned in 2011 and paid in 2012 are stated in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(3)	Represents grants of units under the Company’s Long Term Incentive Plan.
(4)
The units granted under the Company’s LTIP’s are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. Value is calculated using a Black-Scholes valuation methodology. The assumptions used for valuation are: Expected life: 6.5 years (mid-point of 3 and 10 years vested period); Dividend yield: 0% (plan does not pay dividends); Risk Free rate: 2.71% (based on Treasury Constant maturities yield curve); Volatility 40% (based on peer group volatility for previous 6.5 years). The LTIP grant as of January 2, 2011 is valued at $5.70 per share with a $12.84 per share grant price.

(5)	Units granted were forfeited on departure.

Cash Compensation. The amounts included in the Summary Compensation Table generally describe the total accrued cost to the Company of executive compensation, but in some cases describe the SEC prescribed fair value at time of grant. However, in either case much of that compensation was not paid to the Company’s executives in cash in the year reported. The following table sets out the total compensation, the elements which were accrued but not paid in each year, and the resulting net cash compensation to each of the executives. Some executives elected to defer some of that net cash compensation.

Cash Compensation Table

			Less Non-Cash Compensation
Name	Year	Total Compensation ($)(1)	Long Term Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		Other ($)(3)		Net Cash Compensation ($)
Mark R. Richards	2011	3,146,659	1,567,500	133,043		3,136		1,442,980
	2010	2,029,670	861,900	150,475				1,017,295
	2009	1,273,126	0	114,285				1,158,841

Thomas J. Ferree	2011	1,187,051	513,000	44,151		2,770		627,130
	2010	824,346	278,460	66,117				479,769
	2009	567,659	0	46,407				521,252

Kent E. Willetts	2011	673,239	213,750	37,906		1,907		419,676
	2010	577,113	185,640	47,388				344,085
	2009	410,397	0	38,676				371,721

Kerry S. Arent	2011	659,926	208,050	107,593		1,380		342,903

Jeffrey J. Fletcher	2011	362,440	68,400	23,486		0		270,554

Sarah T. Macdonald	2011	1,002,607	253,650	(4,111)	(4)	311,153	(5)	441,915
	2010	449,648	53,040	6,487				390,121
	2009	403,927	0	8,971				394,956

James C. Tyrone	2011	711,653	285,000	(320)		41,645		385,328
	2010	643,664	172,380	0	(6)			471,284

(1)	Total Compensation includes the Annual Incentive Pay Plan. Amounts paid under the Annual Incentive Pay Plan are earned in year reported and paid in following year.
(2)	LTIP Option Awards (2011) and RSU Option Awards (2010). Performance Cash Plan (2011) is cash compensation.
(3)	Tax gross-ups and life insurance.
(4)	The present value of accumulated pension benefits for Ms. Macdonald decreased $5,388 between December 31, 2010 and December 31, 2011.
(5)	Also includes accrued severance.
(6)	Mr. Tyrone was not eligible to participate in the pension plan.

Outstanding Equity Awards at Fiscal Year-End

Awards in the table describe units issued under the Company’s Long-Term Incentive Plan (LTIP) in 2011 and prior years. Awards in the table describe units issued under the Company’s Restricted Stock Unit Plan (RSU) in 2010. All prior awards granted to Ms. Macdonald and Mr. Tyrone were forfeited on their departure dates or as of December 31, 2011.

LTIP Awards
Name	Grant	Number of Securities Underlying Unexercised Units	Number of Securities Underlying Unexercised Units	Grant Price($)	Date Fully Vested(1)	Expiration Date(1)
	Date	Exercisable(#)	Unexercisable(#)
Mark R. Richards	01/02/11	0	275,000	12.84	01/02/14	01/02/21
	01/01/09	155,000	0	21.43	01/01/12	01/01/19
	01/01/08	100,000	0	33.41	01/01/11	01/01/18
	01/01/07	90,000	0	33.62	01/01/10	01/01/17
	01/01/06	85,000	0	28.56	01/01/09	01/01/16
	07/01/05	85,000	0	27.77	07/01/08	07/01/15

Thomas J. Ferree	01/02/11	0	90,000	12.84	01/02/14	01/02/21
	01/01/09	45,000	0	21.43	01/01/12	01/01/19
	01/01/08	31,000	0	33.41	01/01/11	01/01/18
	01/01/07	25,000	0	33.62	01/01/10	01/01/17

Kent E. Willetts	01/02/11	0	37,500	12.84	01/02/14	01/02/21
	01/01/09	27,000	0	21.43	01/01/12	01/01/19
	01/01/08	18,500	0	33.41	01/01/11	01/01/18
	01/01/07	18,500	0	33.62	01/01/10	01/01/17
	01/01/06	18,500	0	28.56	01/01/09	01/01/16
	11/14/05	18,500	0	27.77	11/14/08	11/14/15

Kerry S. Arent	01/02/11	0	36,500	12.84	01/02/14	01/02/21
	07/01/09	0	14,000	18.87	07/01/12	07/01/19
	01/01/09	10,000	0	21.43	01/01/12	01/01/19
	01/01/08	5,000	0	33.41	01/01/11	01/01/18
	01/01/06	3,000	0	28.56	01/01/09	01/01/16
	07/01/05	2,000	0	27.77	07/01/08	07/01/15
	01/01/04	1,600	0	23.36	01/01/07	01/01/14
	01/01/03	1,600	0	21.92	01/01/06	01/01/13

Jeffrey J. Fletcher	01/02/11	0	12,000	12.84	01/02/14	01/02/21
	01/01/09	10,000	0	21.43	01/01/12	01/01/19
	01/01/08	6,000	0	33.41	01/01/11	01/01/18
	02/05/07	6,000	0	33.62	02/05/10	02/05/17

Sarah T. Macdonald	01/02/11(2)	0	0	12.84	01/02/14	01/02/21
	01/01/09(2)	0	0	21.43	01/01/12	01/01/19
	01/01/08(3)	0	0	33.41	01/01/11	01/01/18
	01/01/07(3)	0	0	33.62	01/01/10	01/01/17
	01/01/06(3)	0	0	28.56	01/01/09	01/01/16
	10/10/05(3)	0	0	27.77	10/10/08	10/10/15

James C. Tyrone	01/02/11(2)	0	50,000	12.84	01/02/14	01/02/21

RSU Awards
Name	Grant Date	Number of Underlying Securities That Have Not Vested (#)(4)	Market Value of Underlying Securities That Have Not Vested ($)(5)
Mark R. Richards	01/03/10	65,000	975,650

Thomas J. Ferree	01/03/10	21,000	315,210

Kent E. Willetts	01/03/10	14,000	210,140

Kerry S. Arent	01/03/10	9,000	135,090

Jeffrey J. Fletcher	01/03/10	5,000	75,050

Sarah T. Macdonald	01/03/10	0(2)	0

James C. Tyrone	02/01/10	13,000(6)	0

(1)	Employees are generally entitled to exercise any LTIP units only after holding the units for at least three years and for up to ten years from the date of grant.
(2)	Forfeited upon departure.
(3)	Units have zero ($0) value and will not be eligible for exercise beyond the 12/31/11 exercise period. Units were automatically forfeited at the close of the exercise period.
(4)	RSU units are vested three years after the award date and paid at vesting.
(5)
The market value of RSU units was calculated by multiplying the number of units granted by the PDC stock price available at December 31, 2011 ($15.01 per unit) as determined by the semi-annual ESOP valuation.

(6)	These RSU units were subsequently forfeited upon Mr. Tyrone’s departure effective January 30, 2012.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service(#)	Present Value of Accumulated Benefit($)(1)	Payments During Last Fiscal Year($)
Mark R. Richards	Pension	6.0	133,039	0
	SERP	6.0	547,127	0
Thomas J. Ferree	Pension	4.4	115,193	0
	SERP	4.4	114,251	0
Kent E. Willetts	Pension	5.3	130,097	0
	SERP	5.3	86,677	0
Kerry S. Arent	Pension	28.8	526,104	0
	SERP	28.8	40,542	0
Jeffrey J. Fletcher	Pension	4.1	124,788	0
	SERP	4.1	8,355	0
Sarah T. Macdonald	Pension	2.5	34,845	0
	SERP	2.5	0	14,440
James C. Tyrone	Pension	0	0	0
	SERP	0	0	0

(1)
The valuation methods and material assumptions used in determining the present value of accumulated pension benefits are discussed in detail in Note 16 of the Consolidated Financial Statements in Item 8, above.

Pension Plan and Supplemental Executive Retirement Plan (“SERP”). The Company maintains a broad-based tax-qualified, noncontributory defined benefit pension plan for eligible salaried employees, referred to as the Pension Plan. Benefits under the Pension Plan vest after five years of service. Benefits are based on years of service and employee pay. The Company has also established the SERP to provide retirement benefits for management and other highly compensated employees whose benefits are reduced by the tax-qualified plan limitations in the Pension Plan. Benefits under the Pension Plan and the SERP are paid as annuities (except for small benefits defined as less than $20,000). The SERP benefit, when added to the Pension Plan benefit, provides a combined benefit equal to the benefit under the Pension Plan as if certain tax-qualified plan limitations did not apply. The total combined benefit under the plans is equal to 1.0% of final average compensation up to Social Security covered compensation, plus 1.4% of final average compensation above Social Security covered compensation, multiplied by years of benefit service (limited to 35 years). Under the Pension Plan and the SERP, a pension is payable upon retirement at age 65 with 5 years of service. Benefit payments may begin as early as age 55. The benefit is actuarially reduced when payments begin earlier than age 62. In accordance with the terms of the plan, the Company provides an enhancement to the benefit for all eligible salaried employees when age plus service equals 65 or more at the time of termination. The pension benefits are based on years of credited service and the average annual compensation received during the highest five full consecutive calendar years of the last ten years prior to termination or March 1, 2011, whichever occurs first. Compensation covered by the plans includes base salary, bonus and deferred compensation.

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

Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year($)(1)	Company Contributions in Last Fiscal Year($)(2)	Aggregate Earnings in Last Fiscal Year($)	Aggregate Withdrawals/ Distributions($)	Aggregate Balance at 12/31/11($)
Mark R. Richards	40,000	55,541	190	0	921,457
Thomas J. Ferree	0	12,785	0	0	12,785
Kent E. Willetts	0	2,685	(3,795)	0	72,658
Kerry S. Arent	0	0	0	0	0
Jeffrey J. Fletcher	0	0	0	0	0
Sarah T. Macdonald	0	0	(4,111)	(17,272)	0
James C. Tyrone	0	6,282	(320)	0	11,189

(1)
Employee Contributions to the Nonqualified Excess Plan may include base salary and/or annual performance-based incentive pay. Amounts reported as deferred under the Nonqualified Excess Plan are included as part of Total Compensation in the Summary Compensation Table.

(2)	Excess Plan contribution related to Retirement Contribution Benefit (see below).

Nonqualified Excess Plan. On February 1, 2006, the Company established a Nonqualified Excess Plan for approximately 100 highly compensated employees including directors and executive officers. This plan was established for the purpose of allowing a tax-favored option for saving for retirement when the Code limits the ability of highly compensated employees to participate under tax-qualified plans. This plan allows for deferral of compensation on a pre-tax basis and accumulation of tax-deferred earnings in an amount of up to 50% of a participant’s base salary and/or up to 75% of a participant’s annual performance-based incentive pay. Participants in the plan choose to have deferrals deemed invested in selected mutual funds. The Company invests funds equal to the amounts deferred by participants in the mutual funds which the participants select for their deemed investments. These funds are the Company's assets to which the participants have no claim other than as general creditors of the Company. The Company pays administrative expenses of the plan and annually adds funds to the plan to make up for any difference between the participants’ deemed investments and the actual performance of the investments.

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

The Company has also established a benefit within the above referenced Nonqualified Excess Plan for management and other highly compensated employees whose benefits are reduced as the result of deferring income into the Nonqualified Excess Plan or by the tax-qualified plan income limitations applied to the KSOP Plan. This benefit provides the same 1% to 5% contribution calculated on excluded pay. There is an additional “KSOP match” of 6% of excluded pay which is calculated regardless of whether the employee participates in the KSOP plan.

Other Nonqualified Deferred Compensation. As part of her initial offer of employment in 2005, Ms. Macdonald was provided with $100,000 of deferred compensation (3,601 units at $27.77 per share). The deferred compensation will be increased or reduced by the change in value of PDC common stock as determined by the ESOP trustee. The deferred compensation will be paid in cash upon termination in five annual installments at the rate of one-fifth of the original units. The first of five installments will be paid in January 2012 in the amount of $10,810.

Accrued Post-Employment Payments

Upon termination of employment, Ms. Macdonald became entitled to the post-employment payments set forth below under the terms of a Termination Protection Agreement which may be paid out over a period of eighteen (18) months. The total accrued payments are included in the All Other Compensation in the Summary Compensation Table. Mr. Tyrone was not eligible for any post-employment payments.

Accrued Post-Employment Payments

Name	Unused Vacation Paid at Termination ($)	COBRA Health Benefits ($)	Outplacement Services ($)	Termination Protection Payments ($)	Company FICA To Be Paid ($)	Total ($)
Sarah T. Macdonald	$6,819	$19,103	$9,800	$342,666	$5,789	$384,177

The table below reflects the amount of compensation that would be paid to each of the named executive officers in the event of termination of such executive’s employment under various scenarios. The amounts shown assume that such termination would be effective December 31, 2011. Ms. Macdonald and Mr. Tyrone are no longer employed by the Company. These amounts are estimates; the actual amounts to be paid can only be determined at the time of a termination or a change of control.

Potential Payments upon Termination or Change of Control

Name	Termination Other Than for Misconduct or With Good Reason	COBRA Health Benefits ($)(1)	Outplacement Services ($)	Termination Protection Payments ($)(2)	Long-Term Incentive Plans ($)(3)	Company FICA To Be Paid ($)(4)	Tax Gross-Up Payments ($)	Total ($)
Mark R. Richards	Without Change of Control	19,103	9,800	1,549,384	0	22,466	0	1,600,753
	Within two years of Change of Control	38,205	9,800	4,782,584	969,750	83,409	0	5,883,748

Thomas J. Ferree	Without Change of Control	19,103	9,800	692,536	0	10,041	0	731,480
	Within two years of Change of Control	25,470	9,800	1,314,136	311,300	23,569	0	1,684,275

Kent E. Willetts	Without Change of Control	19,103	9,800	476,598	0	6,911	0	512,412
	Within two years of Change of Control	25,470	9,800	884,598	150,375	15,007	0	1,085,250

Kerry S. Arent	Without Change of Control	19,103	9,800	418,863	0	6,074	0	453,840
	Within two years of Change of Control	25,470	9,800	776,497	79,205	12,408	0	903,380

Jeffrey J. Fletcher	Without Change of Control	12,735	9,800	205,142	0	2,975	0	230,652
	Within one year of Change of Control	12,735	9,800	205,142	26,040	3,352	0	257,069

Sarah T. Macdonald	Without Change of Control	0	0	0	0	0	0	0
	Within two years of Change of Control	0	0	0	0	0	0	0

James C. Tyrone	Without Change of Control	0	0	0	0	0	0	0
	Within two years of Change of Control	0	0	0	0	0	0	0

(1)	COBRA Health Benefits amounts stated in this table are based on cost of high deductible medical and comprehensive dental plan options.
(2)	Includes Termination Protection Payments (or Enhanced Severance Payment for Mr. Fletcher) and Prorated Annual Incentive.
(3)
In the event of a change of control as defined in the Termination Protection Agreements, the LTIP and RSU become immediately exercisable. The amount reflects the value of all outstanding awards on December 31, 2011. The value of outstanding RSU units is determined by multiplying the number of units outstanding for each grant date by the PDC unit value on December 31, 2011. The value of outstanding LTIP units is determined by multiplying the number of units outstanding for each grant date by the change in unit value from the date of the grant to December 31, 2011. The Performance Cash Plan is prorated and a payout is made at Target.

(4)	Assumes Medicare rate at 1.45%.

Termination Protection Agreements. The Company has entered into Termination Protection Agreements with Mr. Richards, Mr. Ferree, Mr. Willetts and Ms. Arent that comply with Section 409A of the Internal Revenue Code. The agreements provide that if, at any time other than within two years after a “change of control,” as defined below, the Company terminates the executive officer’s employment other than for misconduct, or “permanent disability,” as defined below, or the executive officer terminates employment for “good reason,” as defined below, then the executive officer will continue to receive payments in accordance with the Company’s normal payroll practices for 18 months  following termination of employment at a rate equal to the executive officer’s base salary in effect on the date on which his or her employment terminates. The payments to the executive officer would be reduced after twelve months from the date of termination by amounts he or she earns through other employment during the remaining portion of the 18-month salary continuation period. The payments would cease completely if the executive officer, at any time, directly or indirectly (whether a shareholder, owner, partner, consultant, employee or otherwise) engaged in a competing business, referred to in the Termination Protection Agreements as a “major business,” as defined below.

If, within two years of a change of control, the Company terminates the executive officer’s employment other than for misconduct, or permanent disability, or he or she terminates for good reason, then he or she is entitled to a lump-sum cash payment. This payment will be equal to two times his or her annual base salary (2.99 times for the CEO), plus a multiple of two times his or her targeted bonus (2.99 times for the CEO) for the fiscal year in which his or her employment terminates, or if no such bonus has been established for the fiscal year of termination, then the bonus for the fiscal year prior to termination is used. The executive officer will also be entitled to a lump-sum cash payment representing a partial bonus for the year of termination, based on the number of days the executive officer worked for the Company in the year of termination.

The Company entered into an enhanced severance agreement with Mr. Fletcher on July 1, 2010. The agreement provides that if the Company terminates Mr. Fletcher’s employment other than for misconduct, or “permanent disability,” or if Mr. Fletcher terminates employment for “good reason”, as defined below, Mr. Fletcher will continue to receive payments in accordance with the Company’s normal payroll practices for 52 weeks. The first 26 weeks will be paid at a rate of 100% of base salary and the next 26 weeks will be paid at a rate of 60% of base salary. Mr. Fletcher is also entitled to a lump-sum cash payment representing a partial bonus for the year of termination, based on the number of full months Mr. Fletcher worked for the Company in the year of termination. This agreement remains in effect for 12 months following a change of control unless the Company gives 12 months advance notice prior to a change of control.

Whether or not an executive officer’s employment terminates within two years of a change of control, the executive officer would also receive his or her salary through the date of termination and all other amounts owed to the executive officer at the date of termination under the Company’s benefit plans. In addition, if the executive officer’s employment terminates as described in either of the preceding paragraphs, he or she would be entitled to reimbursement for outplacement services and continued health and dental coverage for the executive officer and the executive officer’s family for the length of severance.

A “change of control” is defined in these agreements as a change in ownership or effective control of the Company or a change in the ownership of a substantial portion of the assets of the Company, as defined by the occurrence of any one of the following events;

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

“Major business” is defined in these agreements as any business segment of the Company (e.g., carbonless paper, thermal paper or other business segments) that: (a) produced more than 5% of the revenues of the Company in the last full fiscal year prior to the executive’s termination; or (b) is projected to produce more than 5% of the revenues of the Company in the fiscal year of the executive’s termination or in either of the two succeeding fiscal years following the executive’s termination. Executive officers shall be deemed not a shareholder of a company that would otherwise be a competing entity if the executive officer’s record and beneficial ownership of the capital stock of such company amount to not more than 1% of the outstanding capital stock of any such company subject to the periodic and other reporting requirements of Section 13 or Section 15(d) of the Exchange Act.

2011 Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Stephen P. Carter	65,000	35,000	100,000
Terry M. Murphy	55,000	35,000	90,000
Ronald A. Pace	45,000	20,417	65,417
Andrew F. Reardon	56,250	35,000	91,250
Susan Scherbel	15,000	8,750	23,750
Kathi P. Seifert	58,750	35,000	93,750
Mark A. Suwyn	22,917	14,583	37,500
George W. Wurtz	22,917	14,583	37,500

(1)	Non-employee directors are entitled to participate in the Company’s Nonqualified Excess Plan and may defer 100% of their fees. Mr. Murphy deferred $55,000 of his cash compensation into that plan.
(2)
On January 3, 2011, each of the then non-employee directors were issued 1362.9 deferred compensation units valued at the December 31, 2010 share price of $12.84 per share ($17,500). Ms. Scherbel’s was prorated upon departure from board. On July 1, 2011, each of the then non-employee directors were issued 1241.1 deferred compensation units valued at the June 30, 2011 share price of $14.10 per share ($17,500). Mr. Pace was prorated upon departure from board. On July 22, 2011, Mr. Suwyn and Mr. Wurtz (new board members) were each issued 1034.2 deferred compensation units valued at the June 30, 2011 share price of $14.10 per share ($14,583). The amounts reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Codification Topic.

Non-Employee Director Compensation. Cash compensation to directors of Appleton and PDC, who are not employees of Appleton, PDC or any of their subsidiaries, consists of $55,000 in annual retainer fees and $10,000 annually for serving as the chairman of the Audit Committee, $5,000 annually for serving as the chairman of the Compensation Committee or Corporate Governance Committee. Committee chair responsibilities are described in Item 10. Director fees are paid quarterly in advance of the services being provided. If a director ceases to be a director during a quarter, the cash compensation for the quarter is not prorated. There are no separate fees paid for participation in committee or board meetings. There are no changes in fees for 2012.

Directors also receive deferred compensation of $35,000 awarded in units which track PDC common stock. Deferred compensation will be calculated and accrued for six-month calendar periods of service beginning January 1 and July 1 using the PDC common stock price determined by the ESOP trustee as of the ESOP valuation date coincident with or most recently preceding such date of payment. If a director ceases to be a director during the six-month period, the deferred compensation will be prorated for the time served as a director. The deferred compensation will be paid upon cessation of service as a director in five annual cash installments, with each installment equal to one-fifth of the director’s units and the first installment paid following the next semi-annual share price determination. The value of the installment payment will be determined by the PDC common stock price in effect at the time of payment. No non-employee director has a compensation arrangement which differs from these standard compensation arrangements.

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

The following table sets forth as of December 31, 2011, the number of shares, if any, allocated to the accounts of the directors, the named executive officers and the directors and executive officers as a group in Appleton Stock Fund of the KSOP.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent
Mark R. Richards	16,188	*
Thomas J. Ferree	20,571	*
Stephen P. Carter	— (2)	*
Terry M. Murphy	— (2)	*
Andrew F. Reardon	— (2)	*
Kathi P. Seifert	— (2)	*
Mark A. Suwyn	— (2)	*
George W. Wurtz	— (2)	*
Kent E. Willetts	15,141	*
Kerry S. Arent	31,473	*
Jeffrey J. Fletcher	1,809	*
Sarah T. Macdonald	9,304	*
James C. Tyrone	26,391	*

All directors and executive officers as a group (13 persons)	120,877	1.31%

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

Item 13.          Certain Relationships and Related Transactions and Director Independence

None.

Item 14.          Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for both the audit of financial statements as of and for the years ended December 31, 2011 and January 1, 2011, and the review of the financial statements included in the Quarterly Reports on Form 10-Q and assistance with and review of documents filed with the SEC during those periods were $504,907 in 2011 and $656,980 in 2010. The aggregate fees billed by PricewaterhouseCoopers LLP for audit-related services were $77,709 in 2011 and $104,900 in 2010. The 2011 fees consist of certain accounting consultations. The 2010 fees consist of consultations related to Sarbanes Oxley 404 requirements and certain accounting consultations.

Tax Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for tax services were $5,590 in 2011 and $4,000 in 2010. The 2011 and 2010 tax fees relate to tax compliance for Rose Holdings Limited in the United Kingdom.

All Other Fees. There were other fees of $1,800 in 2011 and $1,500 in 2010 billed by PricewaterhouseCoopers LLP.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

	Report of Independent Registered Public Accounting Firm
	Paperweight Development Corp. and Subsidiaries	48
	Appleton Papers Inc. and Subsidiaries	49

	Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011
	Paperweight Development Corp. and Subsidiaries	50
	Appleton Papers Inc. and Subsidiaries	51

	Consolidated Statements of Operations for the years ended December 31, 2011, January 1, 2011 and January 2, 2010
	Paperweight Development Corp. and Subsidiaries	52
	Appleton Papers Inc. and Subsidiaries	53

	Consolidated Statements of Cash Flows for the years ended December 31, 2011, January 1, 2011 and January 2, 2010
	Paperweight Development Corp. and Subsidiaries	54
	Appleton Papers Inc. and Subsidiaries	55

	Consolidated Statements of Redeemable Common Stock, Accumulated Deficit, Accumulated Other Comprehensive Loss and Comprehensive Income (Loss) for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 of Paperweight Development Corp. and Subsidiaries	56

	Consolidated Statements of Equity for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 of Appleton Papers Inc. and Subsidiaries	57

	Notes to Consolidated Financial Statements	58

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
	Paperweight Development Corp. and Subsidiaries	144
	Appleton Papers Inc. and Subsidiaries	145

(a)(2)	SCHEDULE II - Valuation and Qualifying Accounts	146

(a)(3)	Exhibits.

3.1	Second Amended and Restated Certificate of Incorporation of Appleton Papers Inc. Incorporated by reference to Exhibit 3.1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

3.2	Amended and Restated By-laws of Appleton Papers Inc. Incorporated by reference to Exhibit 3.2 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

3.2.1	Amendment to Amended and Restated By-laws of Appleton Papers Inc. Incorporated by reference to Exhibit 3.2.1 to Amendment No. 2 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on May 15, 2002.

3.2.2	Amendment to Amended and Restated By-laws of Appleton Papers Inc. Incorporated by reference to Exhibit 3.2.2 to the Registrants’ Annual Report on Form 10-K for the year ended December 28, 2002.

3.3	Amended and Restated Articles of Incorporation of Paperweight Development Corp. Incorporated by reference to Exhibit 3.3 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

3.4	Amended and Restated By-laws of Paperweight Development Corp. Incorporated by reference to Exhibit 3.4 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

4.1	Indenture, dated as of June 11, 2004, between Appleton Papers Inc. and each of the guarantors named therein and U.S. Bank National Association, as trustee governing the 8 1/8% Senior Notes due 2011 (the “Senior Notes Indenture”). Incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

4.2	Indenture, dated as of June 11, 2004, between Appleton Papers Inc. and each of the guarantors named therein and U.S. Bank National Association, as trustee governing the 9 3/4 Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes Indenture”). Incorporated by reference to Exhibit 4.2 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

4.3	Form of registered Senior Note (included as Exhibit A1 to the Senior Notes Indenture). Incorporated by reference to Exhibit 4.3 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

4.4	Form of registered Senior Subordinated Note (included as Exhibit A1 to the Senior Subordinated Notes Indenture). Incorporated by reference to Exhibit 4.4 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

4.5	First Supplemental Indenture, dated as of January 11, 2005, among Appleton Papers Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 8 1/8% Senior Notes due 2011. Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

4.6	First Supplemental Indenture, dated as of January 11, 2005, among Appleton Papers Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 9 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

4.7	Second Supplemental Indenture, dated as of June 13, 2006, among Appleton Papers Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 8 1/8% Senior Notes due 2011. Incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on June 16, 2006.

4.8	Second Supplemental Indenture, dated as of June 13, 2006, among Appleton Papers Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 9 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed June 16, 2006.

4.9	Form of 8 1/8% Senior Notes due 2011. Incorporated by reference to Exhibit 4.3 to the Registrant's current report on Form 8-K filed June 16, 2006.

4.10	Form of 9 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.4 to the Registrant's current report on Form 8-K filed on June 16, 2006.

4.11	Third Supplemental Indenture, dated as of September 9, 2009, among Appleton Papers Inc., as issuer, each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 8 1/8% Senior Notes due 2011. Incorporated by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed October 6, 2009.

4.12	Third Supplemental Indenture, dated as of September 9, 2009, among Appleton Papers Inc., as issuer, each of the guarantors named therein and U.S. Bank National Association, a trustee, governing the 9 3/4% Senior Subordinated Notes due 2011. Incorporated by reference to Exhibit 4.3 to the Registrant's current report on Form 8-K filed October 6, 2009.

4.13	Indenture, dated as of September 30, 2009, among Appleton Papers Inc., as issuer, each of the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent, governing the 11.25% Second Lien Notes due 2015 (the "Second Lien Notes Indenture"). Incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed October 6, 2009.

4.14	Form of Second Lien Notes due 2015 (included as Exhibits A1 and A2 to the Second Lien Notes Indenture). Incorporated by reference to Exhibit 4.14 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

4.15	Second Lien Collateral Agreement, dated as of September 30, 2009, among Appleton Papers Inc., Paperweight Development Corp. and each other Grantor identified therein in favor of U.S. Bank National Association, as Collateral Agent. Incorporated by reference to Exhibit 4.14 to Registrants' Quarterly Report on Form 10-Q filed for the quarter ended July 3, 2011.

4.16	First Supplemental Indenture, dated as of January 29, 2010, among Appleton Papers Inc., as issuer, each of the guarantors identified therein and U.S. Bank National Association, as trustee and collateral agent, governing the 11.25% Second Lien Notes Due 2015. Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed February 3, 2010.

4.17	Indenture, dated as of February 8, 2010, among Appleton Papers Inc., as issuer, each of the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent, governing the 10.50% Senior Secured Notes due 2015 (the “Senior Secured Notes Indenture”). Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed February 12, 2010.

4.18	Form of 10 1/2% Senior Secured Notes due 2015 (included as Exhibit A to the Senior Secured Notes Indenture). Incorporated by reference to Exhibit 4.18 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

10.1	Purchase Agreement by and among Arjo Wiggins Appleton p.l.c., Arjo Wiggins US Holdings Ltd., Arjo Wiggins North America Investments Ltd., Paperweight Development Corp. and New Appleton LLC, dated as of July 5, 2001. Incorporated by reference to Exhibit 10.4 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.1.1	Amendment to Purchase Agreement by and among Arjo Wiggins US Holdings Ltd., Arjo Wiggins North America Investments Ltd., Arjo Wiggins Appleton Ltd., Paperweight Development Corp. and New Appleton LLC, dated as of June 11, 2004. Incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.2	Fox River AWA Environmental Indemnity Agreement by and among Arjo Wiggins Appleton p.l.c., Appleton Papers Inc., Paperweight Development Corp. and New Appleton LLC, dated as of November 9, 2001. Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended October 2, 2011.

10.2.1	Amendment to Fox River AWA Environmental Indemnity Agreement by and among Paperweight Development Corp., New Appleton LLC, Appleton Papers Inc. and Arjo Wiggins Appleton Ltd., dated as of June 11, 2004. Incorporated by reference to Exhibit 10.3 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.3	Fox River PDC Environmental Indemnity Agreement by and among Appleton Papers Inc. and Paperweight Development Corp., dated as of November 9, 2001. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.

10.3.1	Amendment to Fox River PDC Environmental Indemnity Agreement by and among Appleton Papers Inc., Paperweight Development Corp. and New Appleton LLC, dated as of June 11, 2004. Incorporated by reference to Exhibit 10.4 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.4	Security Agreement by and among Appleton Papers Inc., Paperweight Development Corp., New Appleton LLC and Arjo Wiggins Appleton p.l.c., dated as November 9, 2001. Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.

10.5	Amended and Restated Relationship Agreement by and among Arjo Wiggins Appleton Ltd. (f/k/a Arjo Wiggins Appleton p.l.c.), Arjo Wiggins (Bermuda) Holdings Limited, Paperweight Development Corp., PDC Capital Corporation and Arjo Wiggins Appleton (Bermuda) Limited, dated as of June 11, 2004. Incorporated by reference to Exhibit 10.5 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 3, 2011.

10.6	Assignment and Assumption Deed, dated as of November 9, 2001, between Arjo Wiggins Appleton p.l.c. and Arjo Wiggins Appleton (Bermuda) Limited. Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.

10.7	Collateral Assignment, dated as of November 9, 2001, between Arjo Wiggins Appleton (Bermuda) Limited Paperweight Development Corp., New Appleton LLC and Appleton Papers Inc. Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.

10.8	Appleton Papers Inc. Employee Stock Ownership Trust, created September 6, 2001, effective June 1, 2001. Incorporated by reference to Exhibit 10.13 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.9	Credit Agreement, dated as of June 5, 2007, among Appleton Papers Inc., as the U.S. Borrower, BemroseBooth Limited, as the UK Borrower, Paperweight Development Corp. as Holdings, Bank of America, N.A. as Administrative Agent, swing line lender and L/C issuer, Banc of America Securities LLC as joint lead arranger and joint book manager, UBS Securities LLC as joint lead arranger, joint book manager and syndication agent, BNP Paribas, LaSalle Bank National Association and SunTrust Bank as co-co-documentation agents. Incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 1, 2007.

10.9.1	First Amendment to Credit Agreement and Waiver, dated as of March 23, 2009, among Appleton Papers Inc., as the U.S. Borrower, Paperweight Development Corp. as Holdings certain subsidiaries of Holdings, as Guarantors, Bank of America, N.A. as Administrative Agent, swing line lender and L/C issuer, and Lenders as identified on the signature pages thereof. Incorporated by reference to Exhibit 4.11.1 to the Registrants' Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.9.2	Second Amendment to Credit Agreement, dated as of September 30, 2009, among Appleton Papers Inc., as the U.S. Borrower, Paperweight Development Corp. as Holdings, certain subsidiaries of Holdings, as Guarantors, Bank of America, N.A. as Administrative Agent, swing line lender and L/C issuer, and Lenders as identified on the signature pages thereof. Incorporated by reference to Exhibit 10.3 to the Registrants' Quarterly Report on Form 10-Q for the quarter ended July 3, 2011.

10.10	Collateral Agreement made by Paperweight Development Corp., Appleton Papers Inc., and certain of its subsidiaries in favor of U.S. Bank National Association, as collateral agent, dated as of February 8, 2010. Incorporated by reference to Exhibit 4.2 to the Registrants’ current report on Form 8-K filed February 12, 2010.

10.11	Collateral Agreement made by Appleton Papers Canada Ltd. in favor of U.S. Bank National Association, as collateral agent, dated as of February 8, 2010. Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2011.

10.12	Credit Agreement, dated as of February 8, 2010, among Appleton Papers Inc., as borrower, Paperweight Development Corp., as holdings, Fifth Third Bank, as administrative agent, swing line lender and an L/C issuer, the other lenders party thereto and Fifth Third Bank, as sole lead arranger and sole book manager. Incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly report on Form 10-Q for the quarter ended October 2, 2011.

10.12.1
First Amendment to Credit Agreement, dated as of August 27, 2010, among Appleton Papers Inc., as borrower, Paperweight Development Corp., as holdings, Fifth Third Bank, as administrative agent, swing line lender and an L/C issuer, and the other lenders party thereto.

10.12.2
Second Amendment to Credit Agreement, dated as of July 1, 2011, among Appleton Papers Inc., as borrower, Paperweight Development Corp., as holdings, Fifth Third Bank, as administrative agent, swing line lender and an L/C issuer, and the other lenders party thereto. Incorporated by reference to Exhibit 10.2.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended October 2, 2011.

10.13
Guarantee and Collateral Agreement made by Paperweight Development Corp., Appleton Papers Inc. and certain of its subsidiaries, in favor of Fifth Third Bank, as administrative agent, dated as of February 8, 2010. Incorporated by reference to Exhibit 10.6 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 3, 2011.

10.14
Guarantee and Collateral Agreement made by Appleton Papers Canada Ltd. in favor of Fifth Third Bank, as administrative agent, dated as of February 8, 2010.  Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2011.

10.15
Appleton Papers Inc. New Deferred Compensation Plan, as amended on October 31, 2002, and restated effective as of November 9, 2001. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.(1)

10.16
The Executive Nonqualified Excess Plan of Appleton Papers Inc., as amended and restated on January 1, 2008. Incorporated by reference to Exhibit 10.15 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010. (1)

10.16.1
Adoption Agreement, dated as of February 24, 2009, by Appleton Papers Inc. and Principal Life Insurance Company, as the provider. Incorporated by reference to Exhibit 10.15.1 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010. (1)

10.16.2
Adoption Agreement, effective March 1, 2010, by Appleton Papers Inc. and Principal Life Insurance Company, as the provider. Incorporated by reference to Exhibit 10.15.2 to the Registrants’ Annual Report on Form 10-K for the year ended January 1, 2011. (1)

10.16.3
Resolutions of the Board of Directors of Appleton Papers Inc. dated November 11, 2010, adopting clarifying amendments to The Executive Nonqualified Excess Plan of Appleton Papers Inc., effective November 11, 2010. Incorporated by reference to Exhibit 10.15.3 to the Registrants’ Annual Report on Form 10-K for the year ended January 1, 2011. (1)

10.16.4
Adoption Agreement, effective March 1, 2011, by Appleton Papers Inc. and Principal Life Insurance Company, as the provider. Incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended April 3, 2011. (1)

10.17
Appleton Papers Inc. Supplemental Executive Retirement Plan, as amended through March 28, 2001. Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (1)

10.17.1
Amendment to the Appleton Papers Inc. Supplemental Executive Retirement Plan, effective January 1, 2009. Incorporated by reference to Exhibit 10.16.1 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010. (1)

10.18	Form of Termination Protection Agreement. Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (1)

10.18.1
Clarifying Amendment to Form of Termination Protection Agreement, effective November 11, 2010. Incorporated by reference to Exhibit 10.17.1 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (1)

10.19
Enhanced Severance Agreement for Jeff Fletcher dated effective July 1, 2010, as amended November 11, 2010. Incorporated by reference to Exhibit 10.18 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (1)

10.20
Termination Protection Agreement Amended and Restated for Mark R. Richards dated effective December 17, 2008. Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (1)

10.20.1
Clarifying Amendment to Termination Protection Agreement Amended and Restated for Mark R. Richards, effective November 11, 2010. Incorporated by reference to Exhibit 10.19.1 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (1)

10.21	Appleton Papers Inc. Retention Plan, effective February 22, 2012. (1)

10.22
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

10.25
Security Holders Agreement by and among Paperweight Development Corp., Appleton Investment Inc. and Appleton Papers Inc., dated as of November 9, 2001. Incorporated by reference to Exhibit 10.25 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.26
Appleton Papers Retirement Savings and Employee Stock Ownership Plan, amended and restated generally effective January 1, 2009. Incorporated by reference to Exhibit 10.23 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010. (1)

10.26.1
Resolution by Appleton’s Board of Directors dated December 8, 2010, amending the Appleton Papers Inc. Retirement Savings and Employee Stock Ownership Plan, generally effective March 1, 2011. Incorporated by reference to Exhibit 10.24.2 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (1)

10.26.2
Resolution by Appleton’s ESOP Administrative Committee the Benefit Finance Committee of Appleton Papers Inc. effective October 1, 2011, amending Appleton Papers Retirement Savings and Employee Stock Ownership Plan, generally effective January 1, 2009.

10.27	Amended and restated Appleton Papers Inc. Retirement Plan as amended through March 9, 2011. Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended April 3, 2011. (1)

10.27.1	Resolutions by the Benefit Finance Committee of Appleton Papers Inc. dated April 4, 2011 further amending the Appleton Papers Inc. Retirement Plan as amended through March 9, 2011. Incorporated by reference to Exhibit 10.1.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended April 3, 2011. (1)

10.28	Form of Non-Employee Director Deferred Compensation Agreement. Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006. (1)

10.29	Appleton Papers Inc. Long-Term Incentive Plan, as amended and restated, effective as of January 1, 2011. (1)

10.30	Appleton Papers Inc. Long-Term Performance Cash Plan, amended and restated, effective November 11, 2010. (1)

10.31	Appleton Papers Inc. Long Term Restricted Stock Unit Plan, revised and restated effective November 11, 2010. (1)

10.32	Stock Purchase Agreement between Appleton Papers Inc. and NEX Performance Films Inc. dated as of July 2, 2010. Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K/A filed August 9, 2010 (exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request).

10.33	Supply Agreement dated as of February 22, 2012 between Domtar Paper Company, LLC, Domtar A.W. LLC and Appleton Papers Inc. (with certain confidential information deleted therefrom).

18.1	Letter of Concurring Opinion from PricewaterhouseCoopers, dated March 11, 2011, to the Board or Directors of Paperweight Development Corp. and Subsidiaries regarding the preferability of change in accounting principle from the LIFO to the FIFO method. Incorporated by reference to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

21.1	Subsidiaries of Paperweight Development Corp.

31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.4	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema

101.cal	XBRL Taxonomy Extension Calculation Linkbase

101.def	XBRL Taxonomy Extension Definition Linkbase

101.lab	Taxonomy Extension Label Linkbase

101.pre	Taxonomy Extension Presentation Linkbase

(1)	Management contract or compensatory plan or arrangement.

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

APPLETON PAPERS INC.
By:	/s/ Mark R. Richards
Mark R. Richards President and Chief Executive Officer
Date:	March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ MARK R. RICHARDS Mark R. Richards	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 23, 2012

/s/ THOMAS J. FERREE Thomas J. Ferree	Senior Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 23, 2012

/s/ JEFFREY J. FLETCHER Jeffrey J. Fletcher	Vice President, Controller and Assistant Treasurer	March 23, 2012

/s/ STEPHEN P. CARTER Stephen P. Carter	Director	March 23, 2012

/s/ TERRY M. MURPHY	Director	March 23, 2012
Terry M. Murphy

/s/ ANDREW F. REARDON	Director	March 23, 2012
Andrew F. Reardon

/s/ KATHI P. SEIFERT Kathi P. Seifert	Director	March 23, 2012

/s/ MARK A. SUWYN Mark A. Suwyn	Director	March 23, 2012

/s/ GEORGE W. WURTZ George W. Wurtz	Director	March 23, 2012

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been provided to security holders covering the registrant’s fiscal year 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.
By:	/s/ Mark R. Richards
Mark R. Richards President and Chief Executive Officer
Date:	March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ MARK R. RICHARDS Mark R. Richards	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 23, 2012

/s/ THOMAS J. FERREE Thomas J. Ferree	Senior Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 23, 2012

/s/ JEFFREY J. FLETCHER Jeffrey J. Fletcher	Vice President, Controller and Assistant Treasurer	March 23, 2012

/s/ STEPHEN P. CARTER Stephen P. Carter	Director	March 23, 2012

/s/ TERRY M. MURPHY	Director	March 23, 2012
Terry M. Murphy

/s/ ANDREW F. REARDON	Director	March 23, 2012
Andrew F. Reardon

/s/ KATHI P. SEIFERT Kathi P. Seifert	Director	March 23, 2012

/s/ MARK A. SUWYN Mark A. Suwyn	Director	March 23, 2012

/s/ GEORGE W. WURTZ George W. Wurtz	Director	March 23, 2012

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been provided to security holders covering the registrant’s fiscal year 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON
FINANCIAL STATEMENT SCHEDULE

To the Shareholder and Board of Directors of Paperweight Development Corp. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated March 23, 2012 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON
FINANCIAL STATEMENT SCHEDULE

To the Shareholder and Board of Directors of Appleton Papers Inc. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated March 23, 2012 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 23, 2012

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

SCHEDULE II—Valuation and Qualifying Accounts
(dollars in thousands)

Allowances for Losses on Accounts Receivable	Balance at Beginning of Period	Charged To Costs and Expenses	Amounts Written Off Less Recoveries	Balance at End of Period

January 2, 2010	$1,621	$2,425	$(2,690)	$1,356
January 1, 2011	1,356	734	(655)	1,435
December 31, 2011	1,435	679	(928)	1,186

The amounts above do not include C&H, APC or NEX because they were reclassified as discontinued operations. Their period-end balance of allowance for losses on accounts receivable was $405 for 2009.

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of a schedule or because the information required is included in the consolidated financial statements of PDC and Appleton or the notes thereto or the schedules are not required or are inapplicable under the related instructions.