Form 10-Q
period 2012-04-25
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2012-05-11
CIK 1144326, 1166365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 1, 2012

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

As of May 1, 2012, 9,212,476 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of May 1, 2012, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Documents incorporated by reference: None.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INDEX

		Page Number
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	a) Condensed Consolidated Balance Sheets Paperweight Development Corp. and Subsidiaries Appleton Papers Inc. and Subsidiaries	3 4

	b) Condensed Consolidated Balance Statements of Comprehensive Loss Paperweight Development Corp. and Subsidiaries Appleton Papers Inc. and Subsidiaries	5 6

	c) Condensed Consolidated Statements of Cash Flows Paperweight Development Corp. and Subsidiaries Appleton Papers Inc. and Subsidiaries	7 8

	d) Consolidated Statements of Redeemable Common Stock, Accumulated Deficit and Accumulated Other Comprehensive Loss Paperweight Development Corp. and Subsidiaries	9

	e) Consolidated Statements of Equity	10

	f) Notes to Condensed Consolidated Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4	Controls and Procedures	37

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	38

Item 1A	Risk Factors	38

Item 6	Exhibits	40

Signatures		41

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)
	April 1, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$7,033	$7,241
Accounts receivable, less allowance for doubtful accounts of $1,404 and $1,186, respectively	95,545	90,339
Inventories	100,422	102,527
Other current assets	56,021	54,724
Total current assets	259,021	254,831

Property, plant and equipment, net of accumulated depreciation of $548,649 and $513,985, respectively	290,393	324,665
Intangible assets, net	45,554	46,125
Other assets	14,874	16,297

Total assets	$609,842	$641,918

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$1,256	$1,256
Accounts payable	55,437	51,766
Accrued interest	16,217	2,628
Other accrued liabilities	96,809	91,427
Total current liabilities	169,719	147,077

Long-term debt	510,782	510,533
Postretirement benefits other than pension	41,901	41,611
Accrued pension	116,362	125,245
Other long-term liabilities	25,284	7,389
Commitments and contingencies (Note 12)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 9,212,476 and 9,212,808, respectively	96,431	97,615
Accumulated deficit	(213,708)	(150,193)
Accumulated other comprehensive loss	(136,929)	(137,359)
Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$609,842	$641,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (dollars in thousands, except share data)
	April 1, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$7,033	$7,241
Accounts receivable, less allowance for doubtful accounts of $1,404 and $1,186, respectively	95,545	90,339
Inventories	100,422	102,527
Other current assets	56,021	54,724
Total current assets	259,021	254,831

Property, plant and equipment, net of accumulated depreciation of $548,649 and $513,985, respectively	290,393	324,665
Intangible assets, net	45,554	46,125
Other assets	14,862	16,285

Total assets	$609,830	$641,906

LIABILITIES AND TOTAL EQUITY
Current liabilities
Current portion of long-term debt	$1,256	$1,256
Accounts payable	55,437	51,766
Accrued interest	16,217	2,628
Other accrued liabilities	96,809	91,427
Total current liabilities	169,719	147,077

Long-term debt	510,782	510,533
Postretirement benefits other than pension	41,901	41,611
Accrued pension	116,362	125,245
Other long-term liabilities	25,284	7,389
Total liabilities	864,048	831,855
Commitments and contingencies (Note 12)	-	-
Common stock, $100.00 par value, 130,000 shares authorized, 100 shares issued and outstanding	10,500	10,500
Paid-in capital	623,305	623,305
Due from parent	(229,105)	(229,100)
Accumulated deficit	(521,989)	(457,295)
Accumulated other comprehensive loss	(136,929)	(137,359)
Total equity	(254,218)	(189,949)
Total liabilities and equity	$609,830	$641,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(dollars in thousands)

	Three Months Ended April 1, 2012	Three Months Ended April 3, 2011

Net sales	$219,630	$218,015

Cost of sales	209,612	171,164

Gross profit	10,018	46,851

Selling, general and administrative expenses	34,371	33,349
Restructuring	25,436	-
Litigation settlement, net	-	3,204

Operating (loss) income	(49,789)	10,298

Other expense (income)
Interest expense	15,007	16,150
Interest income	(12)	(37)
Foreign exchange gain	(267)	(973)
Other loss	112	-

Loss before income taxes	(64,629)	(4,842)

Provision for income taxes	65	355

Net loss	$(64,694)	$(5,197)
Comprehensive loss	$(64,264)	$(5,505)

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(dollars in thousands)

	Three Months Ended April 1, 2012	Three Months Ended April 3, 2011

Net sales	$219,630	$218,015

Cost of sales	209,612	171,164

Gross profit	10,018	46,851

Selling, general and administrative expenses	34,371	33,349
Restructuring	25,436	-
Litigation settlement, net	-	3,204

Operating (loss) income	(49,789)	10,298

Other expense (income)
Interest expense	15,007	16,150
Interest income	(12)	(37)
Foreign exchange gain	(267)	(973)
Other loss	112	-

Loss before income taxes	(64,629)	(4,842)

Provision for income taxes	65	355

Net loss	$(64,694)	$(5,197)
Comprehensive loss	$(64,264)	$(5,505)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands)
	April 1, 2012	April 3, 2011
Cash flows from operating activities:
Net loss	$(64,694)	$(5,197)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	35,141	11,551
Amortization of intangible assets	571	583
Impaired inventory revaluation	9,961	-
Amortization of financing fees	646	1,069
Amortization of bond discount	259	233
Employer 401(k) noncash matching contributions	734	698
Foreign exchange gain	(280)	(985)
Noncash gain on foreign currency hedging	(672)	-
Loss on disposals of equipment	593	166
Accretion of capital lease obligation	1	2
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(5,090)	(2,963)
Inventories	(7,856)	(165)
Other current assets	(863)	7,998
Accounts payable and other accrued liabilities	20,004	20,317
Accrued pension	(6,482)	(3,754)
Other, net	18,302	187
Net cash provided by operating activities	275	29,740

Cash flows from investing activities:
Proceeds from sale of equipment	1	-
Additions to property, plant and equipment	(1,070)	(3,995)
Net cash used by investing activities	(1,069)	(3,995)

Cash flows from financing activities:
Payments relating to capital lease obligations	(8)	(12)
Proceeds from revolving line of credit	45,000	41,750
Payments of revolving line of credit	(45,000)	(56,050)
Payments of State of Ohio loans	(310)	(298)
Proceeds from municipal debt	300	-
Payments to redeem common stock	(5)	-
Increase (decrease) in cash overdraft	596	(3,037)
Net cash provided (used) by financing activities	573	(17,647)

Effect of foreign exchange rate changes on cash and cash equivalents	13	12
Change in cash and cash equivalents	(208)	8,110
Cash and cash equivalents at beginning of period	7,241	3,772
Cash and cash equivalents at end of period	$7,033	$11,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands)

	April 1, 2012	April 3, 2011
Cash flows from operating activities:
Net loss	$(64,694)	$(5,197)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	35,141	11,551
Amortization of intangible assets	571	583
Impaired inventory revaluation	9,961	-
Amortization of financing fees	646	1,069
Amortization of bond discount	259	233
Employer 401(k) noncash matching contributions	734	698
Foreign exchange gain	(280)	(985)
Noncash gain on foreign currency hedging	(672)	-
Loss on disposals of equipment	593	166
Accretion of capital lease obligation	1	2
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(5,090)	(2,963)
Inventories	(7,856)	(165)
Other current assets	(863)	7,998
Accounts payable and other accrued liabilities	20,437	21,909
Accrued pension	(6,482)	(3,754)
Other, net	18,302	187
Net cash provided by operating activities	708	31,332

Cash flows from investing activities:
Proceeds from sale of equipment	1	-
Additions to property, plant and equipment	(1,070)	(3,995)
Net cash used by investing activities	(1,069)	(3,995)

Cash flows from financing activities:
Payments relating to capital lease obligations	(8)	(12)
Proceeds from revolving line of credit	45,000	41,750
Payments of revolving line of credit	(45,000)	(56,050)
Payments of State of Ohio loans	(310)	(298)
Proceeds from municipal debt	300	-
Due from Parent	(438)	(1,592)
Increase (decrease) in cash overdraft	596	(3,037)
Net cash provided (used) by financing activities	140	(19,239)

Effect of foreign exchange rate changes on cash and cash equivalents	13	12
Change in cash and cash equivalents	(208)	8,110
Cash and cash equivalents at beginning of period	7,241	3,772
Cash and cash equivalents at end of period	$7,033	$11,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss

Balance, December 31, 2011	9,212,808	$97,615	$(150,193)	$(137,359)

Comprehensive loss:
Net loss	-	-	(64,694)	-
Other comprehensive income	-	-	-	430
Redemption of redeemable common stock	(332)	(5)	-	-
Accretion of redeemable common stock	-	(1,179)	1,179	-

Balance, April 1, 2012	9,212,476	$96,431	$(213,708)	$(136,929)

Balance, January 1, 2011	9,713,212	$110,045	$(153,765)	$(92,271)

Comprehensive loss:
Net loss	-	-	(5,197)	-
Other comprehensive loss	-	-	-	(308)
Redemption of redeemable common stock	(15)	-	-	-
Accretion of redeemable common stock	-	(1,423)	1,423	-
Balance, April 3, 2011	9,713,197	$108,622	$(157,539)	$(92,579)

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY FOR THE THREE MONTHS ENDED (unaudited) (dollars in thousands, except share data)
	Common Stock
	Shares Outstanding	Amount	Paid-in Capital	Due from Parent	Accumulated Deficit	Accumulated Other Comprehensive Loss

Balance, December 31, 2011	100	$10,500	$623,305	$(229,100)	$(457,295)	$(137,359)

Comprehensive loss:
Net loss	-	-	-	-	(64,694)	-
Other comprehensive income	-	-	-	-	-	430

Change in due from parent	-	-	-	(5)	-	-

Balance, April 1, 2012	100	$10,500	$623,305	$(229,105)	$(521,989)	$(136,929)

Balance, January 1, 2011	100	$10,500	$623,305	$(222,354)	$(455,183)	$(92,271)

Comprehensive loss:
Net loss	-	-	-	-	(5,197)	-
Other comprehensive loss	-	-	-	-	-	(308)

Change in due from parent	-	-	-	-	-	-

Balance, April 3, 2011	100	$10,500	$623,305	$(222,354)	$(460,380)	$(92,579)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.       BASIS OF PRESENTATION

           In the opinion of management, all adjustments necessary for the fair statement of comprehensive loss for the three months ended April 1, 2012 and April 3, 2011, the cash flows for the three months ended April 1, 2012 and April 3, 2011 and financial position at April 1, 2012 and December 31, 2011 have been made. All adjustments made were of a normal recurring nature.

          These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes of Paperweight Development Corp. (“PDC”) and its 100%-owned subsidiaries (collectively the “Company”) , which includes the consolidated financial statements of Appleton Papers Inc. and its 100%-owned subsidiaries (collectively “Appleton”) for each of the three years in the period ended December 31, 2011, which are included in the annual report on Form 10-K for the year ended December 31, 2011. The consolidated balance sheet data as of December 31, 2011, contained within these condensed financial statements, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

          The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2.       RESTRUCTURING AND OTHER RELATED COSTS

          On February 22, 2012, the Company entered into a long-term supply agreement for the purchase of carbonless and thermal base stock to be coated at the Company’s converting facilities. Under the terms of the agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is 15 years and includes successive five-year renewal terms unless either party gives notice of non-renewal.

          In connection with its approval of this supply agreement, the Company’s Board of Directors authorized a plan for the Company to dispose of papermaking assets at its West Carrollton, Ohio paper mill and move more carbonless coating to the Company’s converting plant in Appleton, Wisconsin. As a result, approximately 335 jobs will be eliminated at the West Carrollton mill and approximately 50 jobs added at the Appleton facility. The Company plans to continue its thermal coating operations at the West Carrollton facility. During first quarter 2012, the Company recorded restructuring expense and other related costs totaling $61.3 million.  These include the following (dollars in thousands):

		Location on
		Statement of Comprehensive Loss
Employee termination costs	$25,436	Restructuring
Accelerated depreciation	25,380	Cost of sales
Revaluation of inventory	9,961	Cost of sales
Loss on disposal of fixed assets	572	Cost of sales
	$61,349

          Of these costs, $33.7 million were allocated to the carbonless papers segment and $27.6 million were allocated to the thermal papers segment.

          Employee termination costs include severance as well as related benefits and pension costs. At April 1, 2012, $7.4 million is included in current liabilities and $18.0 million is included in other long-term liabilities for accrued severance and related benefits and pension costs.  During the remainder of 2012, the Company expects to incur additional charges for employee termination costs and other exit costs of approximately $6 million, of which, approximately $3 million will be allocated to both the carbonless papers and thermal papers segments. Cash expenditures in the range of $39 million to $45 million are anticipated to be paid over the next five years.

          During second quarter 2012, papermaking equipment will be decommissioned and, by year-end 2012, certain real estate currently used in the papermaking operations will be abandoned. As a result, accelerated depreciation of $25.4 million was recorded during the current quarter. Related to the decommissioning of papermaking assets, stores and spare parts inventories were revalued to lower of cost or market and resulted in a write-down of $9.9 million. Construction in progress of $0.6 million was also written off. These were all noncash charges. During the remainder of 2012, the Company expects to incur additional noncash charges related to the decommissioning of papermaking assets of $44 million to $54 million, consisting primarily of accelerated depreciation. Of these noncash charges, approximately $24 million to $30 million will be allocated to the carbonless papers segment and $20 million to $24 million to thermal papers.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3.       OTHER INTANGIBLE ASSETS

          The Company reviews the carrying value of intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.

          The Company’s intangible assets consist of the following (dollars in thousands):

	As of April 1, 2012		As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$24,701	$44,665	$24,177
Patents	9,047	9,047	10,071	10,071
Customer relationships	5,365	2,640	5,365	2,593
Subtotal	59,077	$36,388	60,101	$36,841
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$81,942		$82,966

          Of the $81.9 million of acquired intangible assets, $67.5 million was assigned to registered trademarks. Trademarks of $44.6 million related to carbonless paper are being amortized over their useful life of 20 years, while the remaining $22.9 million are considered to have an indefinite life and are not subject to amortization. Customer relationships are being amortized over their estimated useful lives of 25 years.

          Amortization expense for each of the three-month periods ended April 1, 2012 and April 3, 2011, was $0.6 million.

4.       INVENTORIES

           Inventories consist of the following (dollars in thousands):

	April 1, 2012	December 31, 2011
Finished goods	$47,887	$42,538
Raw materials, work in process and supplies	52,535	59,989
	$100,422	$102,527

          Stores and spare parts inventory balances of $15.7 million and $25.5 million at April 1, 2012 and December 31, 2011, respectively, are valued at average cost and are included in raw materials, work in process and supplies. All other inventories are valued using the first-in, first-out (“FIFO”) method.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	April 1, 2012	December 31, 2011
Land and improvements	$9,624	$9,279
Buildings and improvements	133,482	133,042
Machinery and equipment	658,279	657,310
Software	33,459	33,349
Capital lease	165	165
Construction in progress	4,033	5,505
	839,042	838,650
Accumulated depreciation	(548,649)	(513,985)
	$290,393	$324,665

Depreciation expense for the three months ended April 1, 2012 and April 3, 2011 consists of the following (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
Depreciation Expense	April 1, 2012	April 3, 2011
Cost of sales	$34,449	$10,425
Selling, general and administrative expenses	692	1,126
	$35,141	$11,551

Included in first quarter 2012 depreciation expense above, the Company recorded $25.4 million of accelerated depreciation related to the decommissioning of papermaking assets at the West Carrollton, Ohio paper mill. This $25.4 million is included in cost of sales on the Company’s Condensed Consolidated Statement of Comprehensive Loss for the three months ended April 1, 2012 and in accumulated depreciation as presented above.

6.       OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):

	April 1, 2012	December 31, 2011
Environmental indemnification receivable	$46,433	$46,000
Environmental expense insurance recovery	2,972	2,960
Other	6,616	5,764
	$56,021	$54,724

The environmental indemnification receivables of $46.4 million and $46.0 million, noted above for the periods ended April 1, 2012 and December 31, 2011, respectively, represent an indemnification receivable from Arjo Wiggins Appleton Ltd, now known as Windward Prospects Ltd (“AWA”), as recorded on the Condensed Consolidated Balance Sheet of Paperweight Development Corp. and Subsidiaries and an indemnification receivable from PDC as recorded on the Condensed Consolidated Balance Sheet of Appleton Papers Inc. and Subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Other noncurrent assets for Paperweight Development Corp. and Subsidiaries consist of the following (dollars in thousands):

	April 1, 2012	December 31, 2011
Deferred debt issuance costs	$9,735	$10,381
Other	5,139	5,916
	$14,874	$16,297

Other noncurrent assets for Appleton Papers Inc. and Subsidiaries consist of the following (dollars in thousands):

	April 1, 2012	December 31, 2011
Deferred debt issuance costs	$9,735	$10,381
Other	5,127	5,904
	$14,862	$16,285

7.      OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	April 1, 2012	December 31, 2011
Compensation	$10,035	$9,966
Trade discounts	11,847	15,277
Workers’ compensation	5,144	5,090
Accrued insurance	2,028	2,153
Other accrued taxes	1,475	1,181
Postretirement benefits other than pension	3,218	3,218
Fox River Liabilities	46,433	46,000
Litigation settlement	-	750
Restructuring reserve	7,436	-
Other	9,193	7,792
	$96,809	$91,427

8.       NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, "Presentation of Comprehensive Income." It provides updated guidance related to the presentation of other comprehensive income, offering two alternatives for presentation, including (a) a single continuous statement of comprehensive income or (b) two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” It defers the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income, for both interim and annual reporting periods. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As required, the Company adopted this guidance beginning in the current quarter ended April 1, 2012 and the necessary presentation has been included in its condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," which amends ASC 820. This updated guidance relates to fair value measurements and disclosures, including (a) the application of the highest and best use valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity and (c) quantitative information required for fair value measurements categorized within Level 3. Additionally, disclosure requirements have been expanded to include additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As required, the Company adopted this guidance beginning in the current quarter ended April 1, 2012. Any required disclosures are included in Note 14, Derivative Instruments and Hedging Activities and Note 16, Fair Value of Financial Instruments.

9.      EMPLOYEE BENEFITS

The Company has various defined benefit pension plans and defined contribution pension plans. This includes a Supplemental Executive Retirement Plan (“SERP”) to provide retirement benefits for management and other highly compensated employees whose benefits are reduced by the tax-qualified plan limitations of the pension plan for eligible salaried employees. Effective March 1, 2011, for those non-union employees not already participating in the Retirement Contribution benefit under the Appleton Papers Inc. Retirement Savings and Employee Stock Ownership Plan (the “KSOP”), plan benefits accrued under the Appleton Papers Inc. Retirement Plan (the “Plan”) were frozen.

The components of net periodic pension cost associated with the defined benefit pension plans include the following (dollars in thousands):

Pension Benefits	For the Three Months Ended April 1, 2012	For the Three Months Ended April 3, 2011
Net periodic benefit cost
Service cost	$1,003	$1,027
Interest cost	4,824	4,954
Expected return on plan assets	(5,689)	(5,603)
Amortization of prior service cost	122	122
Amortization of actuarial loss	2,279	1,113
Net periodic benefit cost	$2,539	$1,613

The Company expects to contribute $25 million to its defined benefit pension plan in 2012. The Company contributed $8.9 million to this pension plan during first quarter 2012.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

10.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. Beginning in 2012, the Company’s contribution for certain salaried retirees and eligible dependents is capped at $200 per person per month until December 31, 2020, or until Medicare-eligible, whichever comes first. In addition, those Medicare-eligible salaried retirees, spouses and surviving spouses who currently receive benefits from the Company, beginning in 2012, will receive $100 per month to be used toward individual insurance coverage or other medical-related expenses.

The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended April 1, 2012	For the Three Months Ended April 3, 2011
Net periodic benefit cost
Service cost	$118	$140
Interest cost	507	651
Amortization of prior service credit	(788)	(690)
Amortization of actuarial loss	123	157
Net periodic benefit (credit) cost	$(40)	$258

11.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appleton Papers Inc. Long-Term Incentive Plan (“LTIP”). Effective January 3, 2010, the Company adopted a long-term restricted stock unit plan ("RSU"). These plans, in accordance with the specific terms of each plan, provide key management employees, who are in a position to make a significant contribution to the growth and profitability of the Company, the opportunity to be rewarded for performance that aligns with long-term shareholder interests. Both plans utilize phantom units. The value of a unit in the LTIP is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) between the grant date and the exercise date. All units granted under the LTIP may be exercised after three full years. Units expire ten years after the grant date. The value of a unit in the RSU is based on the value of PDC common stock, as determined by the ESOP trustee. All RSUs vest three years after the award date and are paid at vesting. The cash payment upon vesting is equal to the value of one share of PDC common stock at the most recent valuation date times the number of units granted. RSU units can be deferred to the Non-Qualified Excess Plan if the recipient so elects shortly after the units have been granted. All units under both the LTIP and RSU plans will vest immediately, and cash payment will be made, upon a change in control as defined in the plans. Beginning in 2009, recipients were required to enter into a non-compete and non-solicitation agreement in order to receive units which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to the units.

The Compensation Committee of the board establishes the number of units granted each year under these plans in accordance with the Compensation Committee’s stated goals and policies. The Compensation Committee has the discretion to use either, or both, plan(s) as appropriate to attract, motivate and retain key management employees while managing the expense to the Company. In 2011, all units were granted under the LTIP. In 2012, units were granted under both plans. The units were valued at the most recent PDC stock price as determined by the semi-annual ESOP valuation. As of December 31, 2011, the fair market value of one share of PDC common stock was $15.01. During the first three months of 2012, 115,500 additional units were granted under the RSU plan. Due to terminations of employment, 16,500, 10,500 and 7,500 unvested units were forfeited during 2012, 2011 and 2010, respectively. A balance of 294,000 RSU units remains as of April 1, 2012. Approximately $0.2 million of expense, related to this plan, was recorded during each of the three-month periods ended April 1, 2012 and April 3, 2011. During the first three months of 2012, 281,000 additional units were granted under the LTIP plan. Approximately $0.1 million of expense, related to this plan, was recorded during the three-month period ended April 1, 2012. No expense, related to this plan, was recorded during first quarter 2011.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of phantom units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of units to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as determined by the semi-annual ESOP valuation. This deferred compensation vests coincidental with the board member’s continued service on the board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. Approximately $0.1 million was recorded as expense, related to this plan, for each of the three-month periods ended April 1, 2012 and April 3, 2011.

12.      COMMITMENTS AND CONTINGENCIES

Lower Fox River

    Appleton Removed as a Potentially Responsible Party (“PRP”). On April 10, 2012, the United States District Court for the Eastern District of Wisconsin granted Appleton’s motion for summary judgment and dismissed all claims against Appleton in the enforcement action, U.S. v. NCR Corporation et al. Case. No. 10-C-910. The decision establishes that Appleton is no longer a PRP, no longer liable under the federal Comprehensive Environmental Response, Compensation, and Liability Act, (“CERCLA” or “Superfund”), no longer considered a legal successor to NCR’s liabilities, and no longer required to comply with the 106 Order commanding remediation of the Lower Fox River.

    The ruling does not affect Appleton’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2006 arbitration determination (“the Arbitration”) arising out of Appleton’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appleton and BAT have joint and several liability under the Arbitration.  The current carrying amount of Appleton’s liability under the Arbitration is $46.4 million which represents Appleton’s best estimate of amounts to be paid during the next twelve months.

    Prior to the ruling in the above case, the United States Environmental Protection Agency (“EPA”) and Wisconsin Department of Natural Resources (“DNR”) claimed Appleton was a PRP with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin. Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. During this period, wastewater containing PCBs was discharged into the Lower Fox River from a publicly-owned treatment works, from the Appleton plant, the Combined Locks, Wisconsin paper mill and from other local industrial facilities. Wastewater from the Appleton plant was processed through the publicly-owned treatment works.  Appleton purchased the Appleton plant and the Combined Locks, Wisconsin paper mill from NCR in 1978, long after the use of PCBs in the manufacturing process was discontinued.  The EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River pursuant to which certain of the PRPs commenced remediation in 2008.  The various PRPs, including NCR, the EPA and the DNR continue to contest the scope, extent and costs of the remediation as well as the appropriate bases for determining the parties’ relative shares of the remediation cost.

    The ruling also does not affect either of the two indemnification agreements entered in 2001 wherein AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration), which are defined in the agreements as the Fox River Liabilities.  Appleton has recorded a $46.4 million environmental indemnification receivable as of April 1, 2012.

    Estimates of Liability. It is not possible to know the ultimate Arbitration liability due to uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of natural resource damage (“NRD”) assessments, the evolving nature of remediation and restoration technologies and governmental policies, NCR’s share of liability relative to other PRPs and the extent of BAT’s performance under the Arbitration.  Appleton believes NCR has paid more than its estimated share of the liability based on the assumptions below. Interim legal determinations may periodically obligate NCR (and BAT and Appleton pursuant to the Arbitration award) to fund portions of the cleanup costs to extents greater than NCR’s share as finally determined, and in such instances, Appleton may reserve additional amounts (including appropriate reimbursement under its indemnification agreements as discussed below).

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

The following assumptions were used in evaluating Appleton’s Arbitration liability:

• As of December 31, 2011, NCR has recorded an estimated liability of $160 million representing its portion of defense and liability costs with respect to the Lower Fox River;

• Technical analyses contending that discharges from NCR’s former assets represent 8% to 10% of the total PCBs discharged by the PRPs;

• Appleton’s and BAT’s joint and several responsibility for over half of the claims asserted against NCR and Appleton, based on the Arbitration;

•  Based on legal analyses and ongoing reviews of publicly-available financial information, Appleton believes that other PRPs will be required, and have adequate financial resources, to pay their respective shares of the remediation and NRD claims for the Lower Fox River; and

• legal fees and other expenses.

          Appleton believes its recorded liability reflects its best estimate of liabilities under the Arbitration for 2012, including the expanded activity expected to result from the April 2012 preliminary injunction granted by the court requiring NCR to fund certain remediation in 2012. NCR has appealed the preliminary injunction decision.

          AWA Indemnification. Pursuant to two indemnification agreements entered in 2001, AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims, which are defined in the agreements as the Fox River Liabilities.

          Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA. As of April 1, 2012, AWA has paid $265.9 million in connection with Fox River Liabilities. At April 1, 2012, PDC’s total indemnification receivable from AWA was $46.4 million, all of which is recorded in other current assets. In addition, at April 1, 2012, the total Appleton indemnification receivable from PDC was $46.4 million, all of which is recorded in other current assets.

          In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009. The insurers appealed the final judgment. In June 2010, the Wisconsin Court of Appeals upheld the final judgment. Settlements have been negotiated between the insurers and Appleton. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. During 2010, Appleton recorded an $8.9 million receivable, representing settlements to be received in excess of amounts reimbursable to AWA, in the Consolidated Balance Sheet as of January 1, 2011. During 2011, Appleton received $6.2 million of these funds. The remaining receivable is included in other current assets of the Condensed Consolidated Balance Sheet as of April 1, 2012.

          The indemnification agreements negotiated with AWA are designed to ensure that Appleton will not be required to fund any of the indemnified costs and expenses in relation to the Fox River Liabilities. This arrangement is working as designed and is expected to continue to protect Appleton with respect to the indemnified costs and expenses, based on Appleton’s review of the financial condition of AWA and estimates of Appleton’s liability. As earlier noted, Appleton’s ultimate liability pursuant to the Arbitration could prove to be significantly larger than the current carrying amount and potentially could exceed the financial capability of AWA. In the event Appleton is unable to secure payment from AWA or its former parent companies, Appleton may be liable for amounts pursuant to the Arbitration and these amounts may be material to Appleton.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

13.      EMPLOYEE STOCK OWNERSHIP PLAN

The Company’s matching contributions charged to expense were $0.7 million in each of the three-month periods ended April 1, 2012 and April 3, 2011, respectively. As a result of hardship withdrawals, 332 shares of PDC redeemable common stock were repurchased during the first three months of 2012 at an aggregate price of approximately $5,000. During the first three months of 2011, as a result of hardship withdrawals, 15 shares of PDC redeemable common stock were repurchased.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period-end. Redeemable common stock is being accreted to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of April 1, 2012. Excluding the year-end 2011, the June 30, 2011, and year-end 2010 stock valuations which resulted in increases to the price of PDC common stock, prior stock valuations resulted in decreases to the stock price. The impact of these reductions caused the Company to reduce redeemable common stock accretion by $1.2 million for the three months ended April 1, 2012. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $138 million has been determined. The redeemable common stock recorded book value as of April 1, 2012, was $96 million.

Due to valuations prior to year-end 2010 resulting in decreases to the stock price, redeemable common stock accretion was reduced by $1.4 million for the three months ended April 3, 2011. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $125 million was determined. The recorded book value of the redeemable common stock as of April 3, 2011 was $109 million.

14.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company selectively uses financial instruments to manage some market risks from changes in foreign currency exchange rates or commodity prices. The fair values of all derivatives are recorded in the Condensed Consolidated Balance Sheet. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive loss, depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive loss and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transactions will not occur. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions is $23.7 million as of April 1, 2012. These contracts have settlement dates extending through December 2012.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the strike price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At April 1, 2012, the hedged volumes of these contracts totaled 341,000 MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2012.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. These contracts are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on pricing published by RISI, Inc. (“RISI”) as measured on the last trading day of the accounting period and compared to the swap’s fixed price. During first quarter 2012, there were two pulp swap contracts in place. The first swap contract had a hedge volume of 2,000 tons of pulp and was settled in February 2012. It was not designated as a hedge, and therefore, gains or losses due to changes in fair value were recorded in current period earnings. As of April 1, 2012, the second swap contract hedges 18,000 tons of pulp with settlement dates through December 2012. It is designated as a cash flow hedge of forecasted pulp purchases, and therefore, the change in the effective portion of the fair value of the hedge is deferred in accumulated other comprehensive loss until the inventory containing the pulp is sold.

The following table presents the location and fair values of derivative instruments included in the Company’s Condensed Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	April 1, 2012	December 31, 2011
Foreign currency exchange derivatives	Other current liabilities	$(367)	$-
Pulp fixed swap	Other current liabilities	(1,020)	(760)

Not Designated as a Hedge
Natural gas fixed swap	Other current liabilities	(650)	(599)
Pulp fixed swap	Other current liabilities	-	(200)

The following table presents the location and amount of (gains)/losses on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Comprehensive Loss for the three months ended April 1, 2012 and April 3, 2011 and (gains) losses initially recognized in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

Designated as a Hedge	Statement of Comprehensive Loss Location	For the Three Months Ended April 1, 2012	For the Three Months Ended April 3, 2011
Foreign currency exchange derivatives	Net sales	$(596)	$449

(Gains) losses recognized in accumulated other comprehensive loss		(1,389)	623

Pulp fixed swap	Cost of sales	197	-
Pulp fixed swap	Other expense	112	-

Losses recognized in accumulated other comprehensive loss		935	-

Not Designated as a Hedge
Natural gas fixed swap	Cost of sales	351	59
Pulp fixed swap	Cost of sales	10	(325)

For a discussion of the fair value of financial instruments, see Note 16, Fair Value of Financial Instruments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

15.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	April 1, 2012	December 31, 2011
Secured variable rate industrial development bonds, 0.3% average interest rate at April 1, 2012, $2,650 due in 2013 and $6,000 due in 2027	$8,650	$8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final payment due May 2017	5,945	6,185
State of Ohio loan at 1% until July 2011, then 3% until May 2019, approximately $30 due monthly and final payment due May 2019	2,213	2,283
Columbia County, Wisconsin municipal debt due December 2019	300	-
Senior subordinated notes payable at 9.75%, due June 2014	32,195	32,195
Senior secured first lien notes payable at 10.5%, due June 2015	305,000	305,000
Unamortized discount on 10.5% senior secured first lien notes payable, due June 2015	(4,031)	(4,290)
Second lien notes payable at 11.25%, due December 2015	161,766	161,766
	512,038	511,789
Less obligations due within one year	(1,256)	(1,256)
	$510,782	$510,533

During the first three months of 2012, the Company made mandatory debt repayments of $0.3 million, plus interest, on its State of Ohio loans. Also, during the quarter, the Company borrowed $45.0 million and repaid $45.0 million on its revolving credit facility, as amended, leaving no outstanding balance at quarter-end. Approximately $18.5 million of the revolving credit facility, as amended, is used to support outstanding letters of credit.

During March 2012, the Company received the proceeds of a $0.3 million note issued to Appleton Papers Inc. by Columbia County, Wisconsin.

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

The Company was in compliance with all debt covenants at April 1, 2012, and is forecasted to remain compliant throughout 2012. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	April 1, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
Senior subordinated notes payable	$32,195	$26,561	$32,195	$23,341
Senior secured first lien notes payable	300,969	311,503	300,710	303,717
Second lien notes payable	161,766	150,442	161,766	147,207
State of Ohio loans	8,158	8,336	8,468	8,530
Columbia County, Wisconsin municipal debt	300	300	-	-
Industrial development bonds	8,650	8,650	8,650	8,650
	$512,038	$505,792	$511,789	$491,445

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

17.      SEGMENT INFORMATION

The Company’s reportable segments are as follows: carbonless papers, thermal papers and Encapsys®. Management evaluates the performance of the segments based primarily on operating (loss) income. Items excluded from the determination of segment operating (loss) income are unallocated corporate charges, interest income, interest expense, foreign exchange gain and other loss. The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating (loss) income and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three Months Ended April 1, 2012	For the Three Months Ended April 3, 2011
Net sales
Carbonless papers	$113,547	$119,296
Thermal papers	98,833	88,927
	212,380	208,223
Encapsys	13,329	15,476
Intersegment (A)	(6,079)	(5,684)
Total	$219,630	$218,015
Operating (loss) income
Carbonless papers	$(27,144)	$9,539
Thermal papers	(21,713)	2,528
	(48,857)	12,067

Encapsys	2,143	3,932
Unallocated corporate charges	(2,134)	(4,809)
Intersegment (A)	(941)	(892)
Total	$(49,789)	$10,298

Depreciation and amortization
Carbonless papers	$19,276	$6,500
Thermal papers	15,405	4,596
	34,681	11,096

Encapsys	1,011	998
Unallocated corporate charges	20	40
Total	$35,712	$12,134

(A)	Intersegment represents the portion of the Encapsys segment financial results relating to microencapsulated products provided internally for the production of carbonless papers.

During the three months ended April 1, 2012, the Company recorded $61.3 million in restructuring expense and other costs related to the ceasing of papermaking operations at the West Carrollton, Ohio mill (see Note 2, Restructuring and Other Related Costs). The operating loss of the carbonless papers segment includes $33.7 million of restructuring and other related charges and $27.6 million was allocated to the thermal papers segment. During the three months ended April 3, 2011, the Company recorded a $3.2 million litigation settlement within unallocated corporate charges. Of the $61.3 million of restructuring and other related charges recorded during first quarter 2012, $25.4 million is related to accelerated depreciation of the papermaking assets to be decommissioned. The carbonless papers segment was charged with $14.0 million of this depreciation and $11.4 million was allocated to the thermal papers segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

18.      GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior subordinated notes, as amended, which have been guaranteed by PDC (the “Parent Guarantor”), as well as by C&H (prior to its December 18, 2009 sale), APC (prior to its July 22, 2010 sale), Rose Holdings Limited and NEX (prior to its July 22, 2010 sale), each of which was/is a 100%-owned subsidiary of Appleton (the “Subsidiary Guarantors”).

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a 100%-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of April 1, 2012 and December 31, 2011, and for the three months ended April 1, 2012 and April 3, 2011. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.

The Condensed Consolidating Statement of Comprehensive Loss for the three months ended April 3, 2011, reflects the correction of an error relating to interest income and expense of intercompany debt that was not appropriately classified on the corresponding balance sheet for the period ended April 3, 2011. Intercompany debt of $300.9 million was corrected from due to affiliated companies to a reduction to investment in subsidiaries on the Parent Guarantor and $300.9 million was corrected from due from parent to redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive loss on the Issuer. In first quarter 2011, $3.4 million was removed from interest expense and loss (income) in equity investments on the Parent Guarantor and $3.4 million was removed from interest income on the Issuer. In first quarter 2011, cash flows used by operations and provided by financing activities were overstated on the Parent and cash flows provided by operations and used by financing activities were overstated on the Issuer by $3.4 million. These errors had no impact on the consolidated column presented in the preceding tables. Further, the errors had no impact on the combined results, cash flows or balance sheet of the Parent Guarantor, Issuer and Subsidiary Guarantors after considering eliminations.

The first lien notes and the second lien notes, as amended, place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

APRIL 1, 2012
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$6,447	$-	$586	$-	$7,033
Accounts receivable, net	-	92,306	-	3,239	-	95,545
Inventories	-	98,887	-	1,535	-	100,422
Due from parent	-	46,433	-	-	(46,433)	-
Other current assets	46,433	9,547	-	41	-	56,021
Total current assets	46,433	253,620	-	5,401	(46,433)	259,021

Property, plant and equipment, net	-	290,379	-	14	-	290,393
Investment in subsidiaries	(254,218)	12,974	-	-	241,244	-
Other assets	12	60,319	-	97	-	60,428
Total assets	$(207,773)	$617,292	$-	$5,512	$194,811	$609,842

LIABILITIES, REDEEMABLE COMMON STOCK, COMMON STOCK, PAID-IN CAPITAL, DUE FROM PARENT, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$1,256	$-	$-	$-	$1,256
Accounts payable	-	55,402	-	35	-	55,437
Due to (from) parent and affiliated companies	46,433	9,250	-	(9,250)	(46,433)	-
Other accrued liabilities	-	111,377	-	1,649	-	113,026
Total current liabilities	46,433	177,285	-	(7,566)	(46,433)	169,719

Long-term debt	-	510,782	-	-	-	510,782
Other long-term liabilities	-	183,443	-	104	-	183,547
Redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive loss	(254,206)	(254,218)	-	12,974	241,244	(254,206)

Total liabilities, redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive loss	$(207,773)	$617,292	$-	$5,512	$194,811	$609,842

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011
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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED APRIL 1, 2012
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$220,379	$-	$12,465	$(13,214)	$219,630
Cost of sales	-	209,634	-	13,067	(13,089)	209,612

Gross profit (loss)	-	10,745	-	(602)	(125)	10,018
Selling, general and administrative expenses	-	33,873	-	498	-	34,371
Restructuring	-	25,436	-	-	-	25,436

Operating loss	-	(48,564)	-	(1,100)	(125)	(49,789)
Interest expense	-	15,102	-	-	(95)	15,007
Interest income	-	(12)	-	(95)	95	(12)
Loss in equity investments	64,694	896	-	-	(65,590)	-
Other loss (income)	-	122	-	(309)	32	(155)

Loss before income taxes	(64,694)	(64,672)	-	(696)	65,433	(64,629)
Provision for income taxes	-	22	-	43	-	65

Net loss	$(64,694)	$(64,694)	$-	$(739)	$65,433	$(64,694)

Comprehensive loss	$(64,264)	$(64,264)	$-	$(739)	$65,003	$(64,264)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED APRIL 3, 2011
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$215,890	$-	$13,704	$(11,579)	$218,015
Cost of sales	-	170,630	-	12,384	(11,850)	171,164

Gross profit	-	45,260	-	1,320	271	46,851
Selling, general and administrative expenses	-	32,864	-	485	-	33,349
Litigation settlement	-	3,204	-	-	-	3,204

Operating income	-	9,192	-	835	271	10,298
Interest expense	-	16,226	-	-	(76)	16,150
Interest income	-	(37)	-	(76)	76	(37)
Loss (income) in equity investments	5,197	(1,421)	-	-	(3,776)	-
Other income	-	(431)	-	(441)	(101)	(973)

(Loss) income before income taxes	(5,197)	(5,145)	-	1,352	4,148	(4,842)
Provision for income taxes	-	52	-	303	-	355

Net (loss) income	$(5,197)	$(5,197)	$-	$1,049	$4,148	$(5,197)

Comprehensive (loss) income	$(5,505)	$(5,505)	$-	$1,049	$4,456	$(5,505)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 1, 2012
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(64,694)	$(64,694)	$-	$(739)	$65,433	$(64,694)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	-	35,711	-	1	-	35,712
Other	-	11,555	-	(309)	-	11,246
Change in assets and liabilities, net	70,266	12,562	-	616	(65,433)	18,011
Net cash provided (used) by operating activities	5,572	(4,866)	-	(431)	-	275
Cash flows from investing activities:
Proceeds from sale of equipment	-	1	-	-	-	1
Additions to property, plant and equipment	-	(1,070)	-	-	-	(1,070)

Net cash used by investing activities	-	(1,069)	-	-	-	(1,069)
Cash flows from financing activities:
Payments relating to capital lease obligations	-	(8)	-	-	-	(8)
Proceeds from revolving line of credit	-	45,000	-	-	-	45,000
Payments of revolving line of credit	-	(45,000)	-	-	-	(45,000)
Payments of State of Ohio loans	-	(310)	-	-	-	(310)
Proceeds from municipal debt	-	300	-	-	-	300
Due to parent and affiliated companies, net	(5,567)	5,103	-	464	-	-
Payments to redeem common stock	(5)	-	-	-	-	(5)
Increase in cash overdraft	-	596	-	-	-	596

Net cash (used) provided by financing activities	(5,572)	5,681	-	464	-	573

Effect of foreign exchange rate changes on cash and cash equivalents	-	13	-	-	-	13
Change in cash and cash equivalents	-	(241)	-	33	-	(208)
Cash and cash equivalents at beginning of period	-	6,688	-	553	-	7,241
Cash and cash equivalents at end of period	$-	$6,447	$-	$586	$-	$7,033

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 3, 2011
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(5,197)	$(5,197)	$-	$1,049	$4,148	$(5,197)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	-	12,133	-	1	-	12,134
Other	-	1,624	-	(441)	-	1,183
Change in assets and liabilities, net	3,605	19,583	101	2,479	(4,148)	21,620
Net cash (used) provided by operating activities	(1,592)	28,143	101	3,088	-	29,740
Cash flows from investing activities:
Additions to property, plant and equipment	-	(3,981)	-	(14)	-	(3,995)

Net cash used by investing activities	-	(3,981)	-	(14)	-	(3,995)
Cash flows from financing activities:
Payments relating to capital lease obligations	-	(12)	-	-	-	(12)
Proceeds from revolving line of credit	-	41,750	-	-	-	41,750
Payments of revolving line of credit	-	(56,050)	-	-	-	(56,050)
Payments of State of Ohio loans	-	(298)	-	-	-	(298)
Due to (from) parent and affiliated companies, net	6,483	(3,554)	(101)	(2,828)	-	-
Decrease in cash overdraft	-	(3,037)	-	-	-	(3,037)

Net cash provided (used) by financing activities	6,483	(21,201)	(101)	(2,828)	-	(17,647)

Effect of foreign exchange rate changes on cash and cash equivalents	-	12	-	-	-	12
Change in cash and cash equivalents	4,891	2,973	-	246	-	8,110
Cash and cash equivalents at beginning of period	-	3,399	-	373	-	3,772
Cash and cash equivalents at end of period	$4,891	$6,372	$-	$619	$-	$11,882

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless stated to the contrary or the context requires otherwise, all references in this report to the Company refer to Paperweight Development Corp. (“PDC” or “Paperweight”) and its 100%-owned subsidiaries. It includes Appleton Papers Inc. and its 100%-owned subsidiaries (collectively “Appleton”).

Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of PDC and Appleton for the quarter ended April 1, 2012. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes. Reference should also be made to the Annual Report on Form 10-K for the year ended December 31, 2011, the consolidated financial statements and related notes included therein.

Raw materials inflation, primarily related to chemicals, the decline in demand for carbonless paper and the weakened global economy continued to impact the Company's business and results of operations during first quarter 2012. The Company has initiated price increases as necessary to manage its margins. The Company continues its intense focus on operational excellence, waste reduction, cost savings, increasing cash flow and driving innovation while also leveraging its strong relationships with customers and its market leadership positions.

On February 22, 2012, the Company entered into a long-term supply agreement for the purchase of carbonless and thermal base stock to be coated at the Company’s converting facilities. Under the terms of the agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is 15 years and includes successive five-year renewal terms unless either party gives notice of non-renewal. In connection with its approval of this supply agreement, the Company’s Board of Directors authorized a plan for the Company to dispose of papermaking assets at its West Carrollton, Ohio paper mill and move more carbonless coating to the Company’s converting plant in Appleton, Wisconsin. As a result, approximately 335 jobs will be eliminated at the West Carrollton mill and approximately 50 jobs added at the Appleton facility. The Company plans to continue its thermal coating operations at the West Carrollton facility and retain approximately 110 employees. During first quarter 2012, the Company recorded restructuring expense and other related costs totaling $61.3 million.  This charge includes employee termination costs of $25.4 million. Employee termination costs include severance as well as related benefits and pension costs. At April 1, 2012, $7.4 million is included in current liabilities and $18.0 million is included in other long-term liabilities for accrued severance and related benefits and pension costs.  During the remainder of 2012, the Company expects to incur additional charges for employee termination costs and other exit costs of approximately $6 million. Cash expenditures in the range of $39 million to $45 million are anticipated to be paid over the next five years. Cash flow improvement from reduced working capital and cash from operations will be used to fund these cash expenditures.

During second quarter 2012, papermaking equipment will be decommissioned and, by year-end 2012, certain real estate currently used in the papermaking operations will be abandoned. As a result, accelerated depreciation of $25.4 million was recorded during the current quarter. Related to the decommissioning of papermaking assets, stores and spare parts inventories were revalued to lower of cost or market and resulted in a write-down of $9.9 million. Construction in progress of $0.6 million was also written off. These were all noncash charges. During the remainder of 2012, the Company expects to incur additional noncash charges related to the decommissioning of papermaking assets of $44 million to $54 million, consisting primarily of accelerated depreciation.

Strategically, these measures provide the Company with reliable access to competitively-priced, high quality base stock and reduce the Company’s exposure to unpredictable market costs for pulp and waste paper. The supply agreement will enable the Company to close high-cost, non-integrated papermaking assets, for which, it expects to realize pretax benefits ranging from $25 million to $30 million annually. Most of the transition from in-sourced to out-sourced base stock supply is expected to be complete by fourth quarter 2012.

           On April 10, 2012, the United States District Court for the Eastern District of Wisconsin granted Appleton’s motion for summary judgment and dismissed all claims against Appleton in the enforcement action, U.S. v. NCR Corporation et al. Case. No. 10-C-910. The decision establishes that Appleton is no longer a PRP, no longer liable under the federal Comprehensive Environmental Response, Compensation, and Liability Act, (“CERCLA” or “Superfund”), no longer considered a legal successor to NCR’s liabilities, and no longer required to comply with the 106 Order commanding remediation of the Lower Fox River.

           The ruling does not affect Appleton’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2006 arbitration determination (“the Arbitration”) arising out of Appleton’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appleton and BAT have joint and several liability under the Arbitration.  The current carrying amount of Appleton’s liability under the Arbitration is $46.4 million which represents Appleton’s best estimate of amounts to be paid during the next twelve months.

   The ruling also does not affect either of the two indemnification agreements entered in 2001 wherein AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration), which are defined in the agreements as the Fox River Liabilities.  Appleton has recorded a $46.4 million environmental indemnification receivable as of April 1, 2012.

Financial Highlights

First quarter 2012 net sales of $219.6 million were slightly higher than first quarter 2011 net sales, increasing $1.6 million or 0.7%. Despite a volume shortfall of approximately 1%, the paper business recorded increased net sales of 2% when compared to the prior year quarter. The thermal papers segment achieved increased net sales of over 11% on a volume increase of over 6%. First quarter 2012 Encapsys® net sales of $13.3 million were $2.1 million lower than first quarter 2011 net sales on a volume decrease of approximately 17%. Lower Encapsys sales volume was the result of continued decline in demand for carbonless paper as well as customer supply chain management and a weak global economy reducing the demand for customer products using Encapsys microencapsulation.

As a result of the cessation of papermaking operations at the West Carrollton mill, the Company recorded a $61.3 million of restructuring expense and other related costs. It includes $25.4 million of employee termination costs and $35.9 million of noncash restructuring. Employee termination costs include severance as well as related benefits and pension costs. Noncash restructuring includes accelerated depreciation related to the decommissioning of papermaking assets, revaluation of papermaking stores and spare parts inventories to lower of cost or market and the write-off of $0.6 million of construction in progress. A reserve for $7.4 million is included in current liabilities and $18.0 million is included in other long-term liabilities on the Condensed Consolidated Balance Sheet for the period ended April 1, 2012. The balance sheet impact of noncash restructuring is recorded in inventories and property, plant and equipment.

Net interest expense for the current quarter was $1.1 million lower than the same quarter last year. The June 2011 repayment in full of the 8.125% senior notes payable, as well as reduced usage of the revolving credit facility during first quarter 2012, reduced the amount of interest expense incurred by the Company.

The Company recorded a net loss for first quarter 2012 of $64.7 million compared to a net loss of $5.2 million in first quarter 2011. The first quarter 2012 net loss includes $61.3 million of restructuring expense and other related costs. The first quarter 2011 net loss included a $3.2 million charge for a litigation settlement.

Comparison of Unaudited Results of Operations for the Quarters Ended April 1, 2012 and April 3, 2011

 Paperweight Development Corp. and Subsidiaries and
Appleton Papers Inc. and Subsidiaries
	For the Quarter Ended
	April 1,	April 3,	Increase
	2012	2011	(Decrease)
	(dollars in millions)

Net sales	$219.6	$218.0	0.7%
Cost of sales	209.6	171.2	22.4%

Gross profit	10.0	46.8	-78.6%

Selling, general and administrative expenses	34.4	33.3	3.3%
Restructuring	25.4	-	nm
Litigation settlement	-	3.2	-100.0%

Operating (loss) income	(49.8)	10.3	-583.5%

Interest expense, net	15.0	16.1	-6.8%
Other non-operating income, net	(0.2)	(1.0)	-80.0%

Loss before income taxes	(64.6)	(4.8)	nm
Provision for income taxes	0.1	0.4	-75.0%
Net loss	$(64.7)	$(5.2)	nm
Comparison as a percentage of net sales
Cost of sales	95.4%	78.5%	16.9%
Gross margin	4.6%	21.5%	-16.9%
Selling, general and administrative expenses	15.7%	15.3%	0.4%
Operating margin	-22.7%	4.7%	-27.4%
Loss before income taxes	-29.4%	-2.2%	-27.2%
Net loss	-29.5%	-2.4%	-27.1%

Net sales for first quarter 2012 were $219.6 million, an increase of $1.6 million, or 0.7%, compared to the prior year period. This increase was largely due to overall growth within the thermal papers segment as well as favorable pricing and improved product mix in the paper business, offsetting lower shipment volumes within both the carbonless papers and Encapsys business segments.

First quarter 2012 operating loss of $49.8 million decreased $60.1 million from first quarter 2011 operating income of $10.3 million. The first quarter 2012 operating loss includes $61.3 million of restructuring expense and other costs related to ceasing papermaking operations in West Carrollton, Ohio. It includes $25.4 million of employee termination costs, including severance, related benefits and pension costs, and $35.9 million of noncash restructuring, including accelerated depreciation related to decommissioning papermaking assets, revaluation of papermaking stores and spare parts inventories to lower of cost or market and the write-off of $0.6 million of construction in progress. First quarter 2011 operating income included a $3.2 million charge for a litigation settlement. The Company’s financial results for the first three months of 2012 were positively impacted by improved price and favorable product mix of $5.5 million. This was partially offset by higher raw material and utility costs of $3.2 million, $2.2 million of reduced operating income resulting from lower shipment volumes and $1.0 million of added costs due to mill slowbacks to match customer demand. Selling, general and administrative expenses increased $1.1 million compared to first quarter last year, largely due to higher distribution costs.

For the first three months of 2012, a net loss of $64.7 million was recorded. This compares to a net loss of $5.2 million recorded in first quarter 2011. In addition to the items noted above, first quarter 2012 net interest expense was $1.1 million lower than first quarter 2011 while foreign exchange gains and other were $0.8 million less than those recorded during first quarter 2011. The first quarter 2012 tax provision was also lower by $0.3 million.

Business Segment Discussion

First quarter 2012 net sales within the Company’s paper business were $212.4 million or $4.2 million higher than first quarter 2011 net sales. The paper business reported an operating loss of $48.8 million for first quarter 2012 compared to first quarter 2011 operating income of $12.1 million. The year-on-year operating income variance was the result of the following (dollars in millions):

For the Three
Months Ended
April 1, 2012 v.
the Three Months
Ended April 3, 2011
Favorable price and mix	$5.5
Restructuring	(61.3)
Net inflation of raw material and utilities pricing	(3.2)
Mill slowbacks to match customer demand	(1.2)
Lower shipment volumes	(0.7)
$(60.9)

Carbonless Papers

•
For the first three months of 2012, carbonless papers net sales totaled $113.5 million, a decrease of $5.7 million, or 4.8%, from prior year levels. Shipment volumes during first quarter 2012 were approximately 6% lower than the same period last year. This decline in shipment volumes occurred entirely within the North American market. The negative impact of lower shipment volumes was partially offset by the benefits realized from favorable pricing.

•
First quarter 2012 carbonless papers operating loss of $27.1 million compared to $9.5 million of operating income reported in first quarter 2011. In addition to the above, raw materials inflation, mill slowbacks and restructuring and other related costs of $33.7 million contributed to negative operating results.

Thermal Papers

•
First quarter 2012 thermal papers net sales totaled $98.8 million, an increase of $9.9 million, or 11.1%, over the same prior year period. Shipment volumes were up for the period by over 6% when compared to first quarter 2011. Increasing demand for tag, label and entertainment (“TLE”) products accounted for an increase in shipment volumes of over 18% which included a 50% increase in shipments to international markets.

•
The thermal papers segment recorded an operating loss of $21.7 million for first quarter 2012. This compared to first quarter 2011 operating income of $2.5 million. Increased net sales and favorable pricing were offset by higher raw material and utility costs and $27.6 million of restructuring and other related charges.

Encapsys

•
Encapsys first quarter 2012 net sales of $13.3 million were $2.1 million, or 13.9%, lower than first quarter 2011. First quarter 2012 volumes were approximately 17% lower than the prior year quarter. Lower Encapsys sales volume was the result of continued decline in demand for carbonless paper as well as customer supply chain management and a weak global economy reducing the demand for customer products using Encapsys microencapsulation.

•
Largely as a result of lower shipment volumes, Encapsys first quarter 2012 operating income was $2.1 million compared to $3.9 million during the same quarter of 2011. During the current year quarter, the Encapsys business also incurred $0.3 million in fees to a leading specialty chemicals consulting group to advise on the strategic direction and growth potential of the Encapsys business.

Unallocated Corporate Charges

•	Unallocated corporate charges of $2.1 million were $2.7 million lower than the prior year quarter. First quarter 2011 unallocated corporate charges included a $3.2 million litigation settlement.

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations and available borrowings under its revolving credit facility, as amended. The Company expects that cash on hand, internally-generated cash flow and available credit from its revolving credit facility, as amended, will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At April 1, 2012, the Company had $7.0 million of cash and approximately $79.4 million of unused borrowing capacity under its revolving credit facility, as amended. There was no outstanding balance to be paid on the revolving credit facility, as amended, and net debt was $505.0 million at April 1, 2012.

The Company was in compliance with all debt covenants at April 1, 2012, and is forecasted to remain compliant throughout 2012. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

On February 22, 2012, the Company entered into a long-term supply agreement for the purchase of carbonless and thermal base stock to be coated at the Company’s converting facilities. Under the terms of the agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is 15 years and includes successive five-year renewal terms unless either party gives notice of non-renewal. In connection with its approval of this supply agreement, the Company’s Board of Directors authorized a plan for the Company to dispose of papermaking assets at its West Carrollton, Ohio paper mill and move more carbonless coating to the Company’s converting plant in Appleton, Wisconsin. As a result, approximately 335 jobs will be eliminated at the West Carrollton mill and approximately 50 jobs added at the Appleton facility. The Company plans to continue its thermal coating operations at the West Carrollton facility and retain approximately 110 employees. During first quarter 2012, the Company recorded restructuring expense and other related costs totaling $61.3 million.  This charge includes employee termination costs of $25.4 million. Employee termination costs include severance as well as related benefits and pension costs. At April 1, 2012, $7.4 million is included in current liabilities and $18.0 million is included in other long-term liabilities for accrued severance and related benefits and pension costs.  During the remainder of 2012, the Company expects to incur additional charges for employee termination costs and other exit costs of approximately $6 million. Cash expenditures in the range of $39 million to $45 million are anticipated to be paid over the next five years. Cash flow improvement from reduced working capital and cash from operations will be used to fund these cash expenditures.

During second quarter 2012, papermaking equipment will be decommissioned and, by year-end 2012, certain real estate currently used in the papermaking operations will be abandoned. As a result, accelerated depreciation of $25.4 million was recorded during the current quarter. Related to the decommissioning of papermaking assets, stores and spare parts inventories were revalued to lower of cost or market and resulted in a write-down of $9.9 million. Construction in progress of $0.6 million was also written off. These were all noncash charges. During the remainder of 2012, the Company expects to incur additional noncash charges related to the decommissioning of papermaking assets of $44 million to $54 million, consisting primarily of accelerated depreciation.

    Strategically, these measures provide the Company with reliable access to competitively-priced, high quality base stock and reduce the Company’s exposure to unpredictable market costs for pulp and waste paper. The supply agreement will enable the Company to close high-cost, non-integrated papermaking assets, for which, it expects to realize pretax benefits ranging from $25 million to $30 million annually. Most of the transition from in-sourced to out-sourced base stock supply is expected to be complete by fourth quarter 2012.

Cash Flows from Operating Activities-Paperweight Development Corp. and Subsidiaries. Net cash provided by operating activities during the first three months of 2012 was $0.3 million compared to $29.7 million of net cash provided during the same three-month period last year. The net loss of $64.7 million, adjusted for noncash charges, used $17.7 million in operating cash for the period. Noncash charges included $35.7 million of depreciation and amortization, a $10.0 million inventory revaluation charge, $0.7 million of noncash employer matching contributions to the KSOP and $1.5 million of other noncash charges. These noncash charges were decreased by $0.9 million of foreign exchange gain and foreign currency hedging gain. A decrease in working capital provided $6.2 million of cash during the quarter. A decrease in the pension liability, which included $8.9 million of pension plan contributions, resulted in a $6.5 million net use of cash. Other sources of cash were $18.3 million including an $18.0 million reserve for restructuring.

The primary component of the change in working capital was a $20.0 million increase in accounts payable and other accrued liabilities which included a $13.6 million increase in accrued interest to be paid during second quarter and a $7.4 million restructuring reserve associated with the cessation of papermaking operations at West Carrollton, Ohio. Other components of the change in working capital were $7.8 million and $5.1 million increases in inventories and accounts receivable, respectively. An inventory build was expected as the Company prepares for the transition from in-sourced base stock to out-sourced base stock. All other changes in working capital totaled an increase of $0.9 million.

Cash Flows from Operating Activities-Appleton Papers Inc. and Subsidiaries. Net cash provided by operating activities during first quarter 2012 was $0.7 million. Cash provided by operating activities during first quarter 2011 was $31.3 million. As Appleton is the primary operating subsidiary of the Company, a majority of the components of cash flows from operating activities are the same as those discussed above for Paperweight Development Corp. and Subsidiaries. Under an arbitration award with NCR related to remediation of the Lower Fox River, Appleton agreed to share defense and liability costs with NCR and therefore the funding under this agreement is included in operating activities. This is the main driver of the additional changes in cash flows from operating activities.

Cash Flows from Investing Activities-Paperweight Development Corp and Subsidiaries and Appleton Papers Inc. and Subsidiaries. During the first three months of 2012, $1.1 million of cash was used for investing activities, all of which was for the acquisition of property, plant and equipment. This compares to $4.0 million used during first quarter 2011, all of which was used for the acquisition of property, plant and equipment.

Cash Flows from Financing Activities-Paperweight Development Corp. and Subsidiaries. Net cash provided by financing activities during first quarter 2012 was $0.6 million compared to $17.6 million of cash used during the prior year. During the first three months of 2012, the Company made mandatory debt repayments of $0.3 million, plus interest, on its State of Ohio loans. During first quarter 2012, the Company borrowed and repaid in full $45.0 million on its revolving credit facility, as amended. During March 2012, the Company received the proceeds of a $0.3 million note issued to Appleton Papers Inc. by Columbia County, Wisconsin.

Cash overdrafts increased $0.6 million during the first quarter of 2012. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

Cash Flows from Financing Activities-Appleton Papers Inc. and Subsidiaries. Net cash provided by financing activities during first quarter 2012 was $0.2 million compared to cash used of $19.2 million during the prior year quarter. As Appleton is the primary operating subsidiary of the Company, a majority of the components of cash flows from financing activities are the same as those discussed above for Paperweight Development Corp. and Subsidiaries. As Appleton is indemnified by PDC for payments made under the arbitration award with NCR related to the remediation of the Lower Fox River, funds due from PDC are recorded as a financing activity. The main driver of the additional changes in cash flows from financing activities is due to this change in due from PDC.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, "Presentation of Comprehensive Income." It provides updated guidance related to the presentation of other comprehensive income, offering two alternatives for presentation, including (a) a single continuous statement of comprehensive income or (b) two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” It defers the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income, for both interim and annual reporting periods. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As required, the Company adopted this guidance beginning in the current quarter ended April 1, 2012 and the necessary presentation has been included in its condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," which amends ASC 820. This updated guidance relates to fair value measurements and disclosures, including (a) the application of the highest and best use valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity and (c) quantitative information required for fair value measurements categorized within Level 3. Additionally, disclosure requirements have been expanded to include additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As required, the Company adopted this guidance beginning in the current quarter ended April 1, 2012. Any required disclosures are included in Note 14, Derivative Instruments and Hedging Activities and Note 16, Fair Value of Financial Instruments.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

For information regarding quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10-K for the year ended December 31, 2011. There have been no other material changes in the quantitative or qualitative exposure to market risk from that described in the Form 10-K.

Item 4—Controls and Procedures

Paperweight Development Corp. and Subsidiaries

Internal Controls Over Financial Reporting

There were no changes in the internal control over financial reporting of PDC as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Disclosure Controls and Procedures

PDC carried out an evaluation, under the supervision and with the participation of its management, including its respective principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PDC maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by PDC in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to ensure that the information is accumulated and communicated to management, including its respective principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of PDC have concluded that its disclosure controls and procedures are effective as of the end of the period covered by this Form 10-Q.

Appleton Papers Inc. and Subsidiaries

Internal Controls Over Financial Reporting

There were no changes in the internal control over financial reporting of Appleton as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Disclosure Controls and Procedures

Appleton carried out an evaluation, under the supervision and with the participation of its management, including its respective principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Appleton maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Appleton in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to ensure that the information is accumulated and communicated to management, including its respective principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of Appleton have concluded that its disclosure controls and procedures are effective as of the end of the period covered by this Form 10-Q.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Information regarding legal proceedings is contained in Note 12 to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

Item 1A.  Risk Factors

Other than with respect to the updated risk factors below, there have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

    The Company may be named as a potentially responsible party, or PRP, in the future and the associated costs may be material. The Company expects environmental laws and regulations and the interpretation and enforcement of those laws and regulations to become increasingly stringent and to further limit emission and discharge levels and to increase the likelihood and cost of environmental cleanups and related activities. All of these factors are likely to increase the Company’s operating expenses, require continuing capital expenditures and adversely affect the operating flexibility of its manufacturing operations and may require indeterminable and significant additional expenditures in connection with such compliance.

Appleton is obligated to share defense and liability costs with NCR as determined by an agreement and a 2006 arbitration determination ("the Arbitration”).

    On April 10, 2012, the United States District Court for the Eastern District of Wisconsin granted Appleton's motion for summary judgment and dismissed all claims against Appleton in the enforcement action, U.S. v. NCR Corporation et al. Case. No. 10-C-910. The decision establishes that Appleton is no longer a PRP, no longer liable under the federal Comprehensive Environmental Response, Compensation, and Liability Act, (“CERCLA” or “Superfund”), no longer considered a legal successor to NCR’s liabilities, and no longer required to comply with the 106 Order commanding remediation of the Lower Fox River. As a result of the ruling, as of April 1, 2012, Appleton eliminated its Fox River Liability and offsetting environmental indemnification receivable.

    The ruling does not affect Appleton’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2006 arbitration determination arising out of Appleton’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appleton and BAT have joint and several liability under the Arbitration.  The current carrying amount of Appleton’s liability under the Arbitration is $46.4 million which represents Appleton’s best estimate of amounts to be paid during the next twelve months.

    Prior to the ruling in the above case, the United States Environmental Protection Agency (“EPA”) and Wisconsin Department of Natural Resources (“DNR”) claimed Appleton was a PRP with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin. Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. During this period, wastewater containing PCBs was discharged into the Lower Fox River from a publicly-owned treatment works, from the Appleton Plant, from the Combined Locks, Wisconsin paper mill and from other local industrial facilities. Wastewater from the Appleton plant was processed through the publicly-owned treatment works.  Appleton purchased the Appleton plant and the Combined Locks, Wisconsin paper mill from NCR in 1978, long after the use of PCBs in the manufacturing process was discontinued.  The EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River pursuant to which certain of the PRPs commenced remediation in 2008.  The various PRPs, including NCR, the EPA and the DNR continue to contest the scope, extent and costs of the remediation as well as the appropriate bases for determining the parties’ relative shares of the remediation cost.

    The ruling also does not affect either of the two indemnification agreements entered in 2001 wherein Arjo Wiggins Appleton Ltd, now known as Windward Prospects Ltd (“AWA”), agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration), which are defined in the agreements as the Fox River Liabilities. Appleton has recorded a $46.4 million environmental indemnification receivable as of April 1, 2012.

    Appleton cannot predict the final outcomes of the various proceedings that will determine the portion of NCR’s remediation costs that it may be obligated to share under the Arbitration, nor can it anticipate that AWA will have sufficient resources to support the indemnification agreements.  If the Arbitration obligation exceeds AWA’s financial capability, and BAT fails to meet its obligation under Arbitration, Appleton may experience a significant impact to its financial position.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seek” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address the Company’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that it expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2011, as well as in the Quarterly Report on Form 10-Q for the current quarter ended April 1, 2012, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, do not place undue reliance on the forward-looking statements. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

APPLETON PAPERS INC. (Registrant)

Date: May 10, 2012	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: May 10, 2012	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)