Form 10-Q
period 2012-07-24
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2012-08-10
CIK 1144326, 1166365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 1, 2012

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

As of August 1, 2012, 8,904,919 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of May 1, 2012, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Documents incorporated by reference: None.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INDEX

		Page Number
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	a) Condensed Consolidated Balance Sheets Paperweight Development Corp. and Subsidiaries Appleton Papers Inc. and Subsidiaries	3 4

	b) Condensed Consolidated Statements of Comprehensive Loss Paperweight Development Corp. and Subsidiaries Appleton Papers Inc. and Subsidiaries	5 6

	c) Condensed Consolidated Statements of Cash Flows Paperweight Development Corp. and Subsidiaries Appleton Papers Inc. and Subsidiaries	7 8

	d) Consolidated Statements of Redeemable Common Stock, Accumulated Deficit and Accumulated Other Comprehensive Loss Paperweight Development Corp. and Subsidiaries	9

	e) Consolidated Statements of Equity Appleton Papers Inc. and Subsidiaries	10

	f) Notes to Condensed Consolidated Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4	Controls and Procedures	41

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	42

Item 1A	Risk Factors	42

Item 6	Exhibits	44

Signatures		45

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)
	July 1, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$3,350	$7,241
Accounts receivable, less allowance for doubtful accounts of $1,541 and $1,186, respectively	95,496	90,339
Inventories	109,534	102,527
Other current assets	49,915	54,724
Total current assets	258,295	254,831

Property, plant and equipment, net of accumulated depreciation of $594,365 and $513,985, respectively	248,082	324,665
Intangible assets, net	44,982	46,125
Other assets	14,098	16,297

Total assets	$565,457	$641,918

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$1,256	$1,256
Accounts payable	56,074	51,766
Accrued interest	3,103	2,628
Other accrued liabilities	92,914	91,427
Total current liabilities	153,347	147,077

Long-term debt	542,882	510,533
Postretirement benefits other than pension	41,917	41,611
Accrued pension	108,280	125,245
Other long-term liabilities	28,764	7,389
Commitments and contingencies (Note 12)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 8,905,322 and 9,212,808, respectively	89,845	97,615
Accumulated deficit	(261,194)	(150,193)
Accumulated other comprehensive loss	(138,384)	(137,359)
Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$565,457	$641,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)
	July 1, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$3,350	$7,241
Accounts receivable, less allowance for doubtful accounts of $1,541 and $1,186, respectively	95,496	90,339
Inventories	109,534	102,527
Other current assets	49,915	54,724
Total current assets	258,295	254,831

Property, plant and equipment, net of accumulated depreciation of $594,365 and $513,985, respectively	248,082	324,665
Intangible assets, net	44,982	46,125
Other assets	14,086	16,285

Total assets	$565,445	$641,906

LIABILITIES AND TOTAL EQUITY
Current liabilities
Current portion of long-term debt	$1,256	$1,256
Accounts payable	56,074	51,766
Accrued interest	3,103	2,628
Other accrued liabilities	92,914	91,427
Total current liabilities	153,347	147,077

Long-term debt	542,882	510,533
Postretirement benefits other than pension	41,917	41,611
Accrued pension	108,280	125,245
Other long-term liabilities	28,764	7,389
Total liabilities	875,190	831,855
Commitments and contingencies (Note 12)
Common stock, $100.00 par value, 130,000 shares authorized, 100 shares issued and outstanding	10,500	10,500
Paid-in capital	623,305	623,305
Due from parent	(234,307)	(229,100)
Accumulated deficit	(570,859)	(457,295)
Accumulated other comprehensive loss	(138,384)	(137,359)
Total equity	(309,745)	(189,949)
Total liabilities and equity	$565,445	$641,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(dollars in thousands)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net sales	$213,901	$216,586	$433,531	$434,601

Cost of sales	202,806	174,160	412,418	345,324

Gross profit	11,095	42,426	21,113	89,277

Selling, general and administrative expenses	42,547	31,772	76,918	65,121
Restructuring	1,036	-	26,472	-
Litigation settlement, net	-	(82)	-	3,122

Operating (loss) income	(32,488)	10,736	(82,277)	21,034

Other expense (income)
Interest expense	15,086	15,683	30,093	31,833
Interest income	-	(37)	(12)	(74)
Foreign exchange loss (gain)	1,261	(101)	994	(1,074)
Other (income) expense	(40)	(1,374)	72	(1,374)

Loss before income taxes	(48,795)	(3,435)	(113,424)	(8,277)

Provision (benefit) for income taxes	75	(154)	140	201

Net loss	$(48,870)	$(3,281)	$(113,564)	$(8,478)

Comprehensive loss	$(50,325)	$(2,862)	$(114,589)	$(8,367)

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(dollars in thousands)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net sales	$213,901	$216,586	$433,531	$434,601

Cost of sales	202,806	174,160	412,418	345,324

Gross profit	11,095	42,426	21,113	89,277

Selling, general and administrative expenses	42,547	31,772	76,918	65,121
Restructuring	1,036	-	26,472	-
Litigation settlement, net	-	(82)	-	3,122

Operating (loss) income	(32,488)	10,736	(82,277)	21,034

Other expense (income)
Interest expense	15,086	15,683	30,093	31,833
Interest income	-	(37)	(12)	(74)
Foreign exchange loss (gain)	1,261	(101)	994	(1,074)
Other (income) expense	(40)	(1,374)	72	(1,374)

Loss before income taxes	(48,795)	(3,435)	(113,424)	(8,277)

Provision (benefit) for income taxes	75	(154)	140	201

Net loss	$(48,870)	$(3,281)	$(113,564)	$(8,478)

Comprehensive loss	$(50,325)	$(2,862)	$(114,589)	$(8,367)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(unaudited)
(dollars in thousands)
	July 1, 2012	July 3, 2011
Cash flows from operating activities:
Net loss	$(113,564)	$(8,478)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation	81,508	22,950
Amortization of intangible assets	1,143	1,166
Impaired inventory revaluation	11,078	-
Amortization of financing fees	1,292	2,137
Amortization of bond discount	519	466
Employer 401(k) noncash matching contributions	1,798	1,502
Foreign exchange loss (gain)	1,001	(1,088)
Net gain from involuntary conversion of equipment	-	(1,374)
Noncash gain on foreign currency hedging	(1,350)	-
Loss on disposals of equipment	630	201
Accretion of capital lease obligation	3	5
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(6,126)	680
Inventories	(18,027)	(458)
Other current assets	1,942	14,061
Accounts payable and other accrued liabilities	13,259	(930)
Accrued pension	(12,165)	(8,617)
Other, net	17,382	972
Net cash (used) provided by operating activities	(19,677)	23,195

Cash flows from investing activities:
Proceeds from sale of equipment	2	-
Insurance proceeds from involuntary conversion of equipment	-	1,374
Additions to property, plant and equipment	(4,385)	(9,404)
Net cash used by investing activities	(4,383)	(8,030)

Cash flows from financing activities:
Payment of senior notes payable	-	(17,491)
Payments relating to capital lease obligation	(24)	(28)
Proceeds from revolving line of credit	136,150	130,300
Payments of revolving line of credit	(104,000)	(119,600)
Payments of State of Ohio loans	(620)	(601)
Proceeds from municipal debt	300	-
Proceeds from issuance of redeemable common stock	1,564	1,382
Payments to redeem common stock	(8,559)	(7,349)
Decrease in cash overdraft	(4,635)	(564)
Net cash provided (used) by financing activities	20,176	(13,951)

Effect of foreign exchange rate changes on cash and cash equivalents	(7)	14
Change in cash and cash equivalents	(3,891)	1,228
Cash and cash equivalents at beginning of period	7,241	3,772

Cash and cash equivalents at end of period	$3,350	$5,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(unaudited)
(dollars in thousands)

	July 1, 2012	July 3, 2011
Cash flows from operating activities:
Net loss	$(113,564)	$(8,478)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation	81,508	22,950
Amortization of intangible assets	1,143	1,166
Impaired inventory revaluation	11,078	-
Amortization of financing fees	1,292	2,137
Amortization of bond discount	519	466
Employer 401(k) noncash matching contributions	1,798	1,502
Foreign exchange loss (gain)	1,001	(1,088)
Net gain from involuntary conversion of equipment	-	(1,374)
Noncash gain on foreign currency hedging	(1,350)	-
Loss on disposals of equipment	630	201
Accretion of capital lease obligation	3	5
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(6,126)	680
Inventories	(18,027)	(458)
Other current assets	1,942	14,061
Accounts payable and other accrued liabilities	9,781	(15,493)
Accrued pension	(12,165)	(8,617)
Other, net	15,594	(320)
Net cash (used) provided by operating activities	(24,943)	7,340

Cash flows from investing activities:
Proceeds from sale of equipment	2	-
Insurance proceeds from involuntary conversion of equipment	-	1,374
Additions to property, plant and equipment	(4,385)	(9,404)
Net cash used by investing activities	(4,383)	(8,030)

Cash flows from financing activities:
Payment of senior notes payable	-	(17,491)
Payments relating to capital lease obligation	(24)	(28)
Proceeds from revolving line of credit	136,150	130,300
Payments of revolving line of credit	(104,000)	(119,600)
Payments of State of Ohio loans	(620)	(601)
Proceeds from municipal debt	300	-
Due from Parent	(1,729)	9,888
Decrease in cash overdraft	(4,635)	(564)
Net cash provided by financing activities	25,442	1,904

Effect of foreign exchange rate changes on cash and cash equivalents	(7)	14
Change in cash and cash equivalents	(3,891)	1,228
Cash and cash equivalents at beginning of period	7,241	3,772
Cash and cash equivalents at end of period	$3,350	$5,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss

Balance, December 31, 2011	9,212,808	$97,615	$(150,193)	$(137,359)

Comprehensive loss:
Net loss	-	-	(113,564)	-
Other comprehensive loss	-	-	-	(1,025)
Issuance of redeemable common stock	218,748	3,352	-	-
Redemption of redeemable common stock	(526,234)	(8,559)	-	-
Accretion of redeemable common stock	-	(2,563)	2,563	-

Balance, July 1, 2012	8,905,322	$89,845	$(261,194	$(138,384)

Balance, January 1, 2011	9,713,212	$110,045	$(153,765)	$(92,271)

Comprehensive loss:
Net loss	-	-	(8,478)	-
Other comprehensive income	-	-	-	111
Issuance of redeemable common stock	208,340	2,674	-	-
Redemption of redeemable common stock	(560,913)	(7,349)	-	-
Accretion of redeemable common stock	-	(2,846)	2,846	-
Balance, July 3, 2011	9,360,639	$102,524	$(159,397)	$(92,160)

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY FOR THE SIX MONTHS ENDED (unaudited) (dollars in thousands, except share data)
	Common Stock
	Shares Outstanding	Amount	Paid-in Capital	Due from Parent	Accumulated Deficit	Accumulated Other Comprehensive Loss

Balance, December 31, 2011	100	$10,500	$623,305	$ (229,100)	$(457,295)	$(137,359)

Comprehensive loss:
Net loss	-	-	-	-	(113,564)	-
Other comprehensive loss	-	-	-	-	-	(1,025)
Change in due from parent	-	-	-	(5,207)	-	-
Balance, July 1, 2012	100	$10,500	$623,305	$ (234,307)	$(570,859)	$(138,384)

Balance, January 1, 2011	100	$10,500	$623,305	$ (222,354)	$(455,183)	$(92,271)

Comprehensive loss:
Net loss	-	-	-	-	(8,478)	-
Other comprehensive income	-	-	-	-	-	111
Change in due from parent	-	-	-	(4,675)	-	-
Balance, July 3, 2011	100	$10,500	$623,305	$ (227,029)	$(463,661)	$(92,160)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair statement of comprehensive loss for the three and six months ended July 1, 2012 and July 3, 2011, the cash flows for the six months ended July 1, 2012 and July 3, 2011 and financial position at July 1, 2012 and December 31, 2011 have been made. All adjustments made were of a normal recurring nature.

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

2.       RESTRUCTURING AND OTHER RELATED COSTS

    On February 22, 2012, the Company entered into a long-term supply agreement for the purchase of carbonless and thermal base paper to be coated at the Company’s converting facilities. Under the terms of the agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base paper used by the Company. The term of the agreement is 15 years and includes successive five-year renewal terms unless either party gives notice of non-renewal.

    In connection with its approval of this supply agreement, the Company’s Board of Directors authorized a plan for the Company to dispose of papermaking assets at its West Carrollton, Ohio paper mill and move more carbonless coating to the Company’s converting plant in Appleton, Wisconsin. As a result, approximately 335 jobs will be eliminated at the West Carrollton mill and approximately 50 jobs added at the Appleton facility. As of the end of second quarter 2012, headcount at West Carrollton has been reduced by approximately 285 with the remaining reductions to take place during third quarter. As anticipated, headcount at the Appleton facility increased by approximately 50. Thermal coating operations at the West Carrollton facility will continue to operate. During the three and six months ended July 1, 2012, the Company recorded restructuring expense and other related costs totaling $39.0 million and $100.4 million, respectively. These include the following (dollars in thousands):

	For the Three	For the Six	Location on
	Months Ended	Months Ended	Statement of
	July 1, 2012	July 1, 2012	Comprehensive Loss

Employee termination benefits	$95	$25,531	Restructuring
Decommissioning expense	941	941	Restructuring
Accelerated depreciation	36,873	62,253	Cost of sales
Revaluation of inventory	1,117	11,078	Cost of sales
Loss on disposal of fixed assets	-	572	Cost of sales
	$39,026	$100,375

    Of the costs recorded during second quarter 2012, $21.5 million were allocated to the carbonless papers segment and $17.5 million were allocated to the thermal papers segment. Of the costs recorded during the first six months of 2012, $55.2 million were allocated to the carbonless papers segment and $45.2 million were allocated to the thermal papers segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

    The table below summarizes the components of the restructuring reserve included in the Condensed Consolidated Balance Sheet as of July 1, 2012.

	December 31, 2011	2012 Additions	2012	July 1, 2012
	Reserve	to Reserve	Utilization	Reserve

Exit costs – equipment decommissioning	$-	$941	$(941)	$-
Employee termination benefits - short-term	-	7,531	(1,171)	6,360
Employee termination benefits - long-term	-	18,000	-	18,000
	$-	$26,472	$(2,112)	$24,360

    Employee termination benefits include severance as well as related benefits and pension costs. At July 1, 2012, $6.4 million is included in current liabilities and $18.0 million is included in other long-term liabilities. During the remainder of 2012, the Company expects to incur additional charges for employee termination costs and other exit costs of approximately $2 million, of which, approximately $1 million will be allocated to both the carbonless papers and thermal papers segments. Cash in the range of approximately $42 million to $45 million is anticipated to be paid over the next five years.

During second quarter 2012, papermaking equipment was decommissioned and, by year-end 2012, certain real estate used in the papermaking operations will be abandoned. As a result, accelerated depreciation of $36.9 million and $62.2 million was recorded for the three and six months ended July 1, 2012, respectively. Related to the decommissioning of papermaking assets, stores and spare parts inventories were revalued to lower of cost or market and resulted in a write-down of $1.1 million and $11.1 million for the three and six months ended July 1, 2012, respectively. Construction in progress of $0.6 million was also written off during first quarter. These were all noncash charges. During the remainder of 2012, the Company expects to incur additional noncash charges related to the decommissioning of papermaking assets of approximately $6 million, consisting primarily of accelerated depreciation. Of these noncash charges, approximately $3 million will be allocated to both the carbonless papers and thermal papers segment.

3.       OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.

The Company’s intangible assets consist of the following (dollars in thousands):

	As of July 1, 2012		As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$25,226	$44,665	$24,177
Patents	8,117	8,117	10,071	10,071
Customer relationships	5,365	2,687	5,365	2,593
Subtotal	58,147	$36,030	60,101	$36,841
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$81,012		$82,966

Of the $81.0 million of acquired intangible assets, $67.5 million was assigned to registered trademarks. Trademarks of $44.6 million related to carbonless paper are being amortized over their useful life of 20 years, while the remaining $22.9 million are considered to have an indefinite life and are not subject to amortization. Customer relationships are being amortized over their estimated useful lives of 25 years.

Amortization expense for the three and six months ended July 1, 2012 was $0.5 million and $1.1 million, respectively. Amortization expense for the three and six months ended July 3, 2011 was $0.6 million and $1.2 million respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	July 1, 2012	December 31, 2011
Finished goods	$51,537	$42,538
Raw materials, work in process and supplies	57,997	59,989
	$109,534	$102,527

Stores and spare parts inventory balances of $15.4 million and $25.5 million at July 1, 2012 and December 31, 2011, respectively, are valued at average cost and are included in raw materials, work in process and supplies. All other inventories are valued using the first-in, first-out (“FIFO”) method.

5.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	July 1, 2012	December 31, 2011
Land and improvements	$9,630	$9,279
Buildings and improvements	133,523	133,042
Machinery and equipment	659,211	657,310
Software	33,511	33,349
Capital lease	165	165
Construction in progress	6,407	5,505
	842,447	838,650
Accumulated depreciation	(594,365)	(513,985)
	$248,082	$324,665

Depreciation expense for the three and six months ended July 1, 2012 and July 3, 2011 consists of the following (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
Depreciation Expense	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Cost of sales	$45,674	$10,272	$80,123	$20,697
Selling, general and administrative expenses	693	1,127	1,385	2,253
	$46,367	$11,399	$81,508	$22,950

Included in the depreciation expense above for the three and six months ended July 1, 2012, the Company recorded $36.9 million and $62.2 million of accelerated depreciation related to the decommissioning of papermaking assets at the West Carrollton, Ohio mill, respectively. These amounts are included in cost of sales on the Company’s Condensed Consolidated Statement of Comprehensive Loss for the three months and six months ended July 1, 2012 and in accumulated depreciation as presented above.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6.       OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):

	July 1, 2012	December 31, 2011
Environmental indemnification receivable	$42,522	$46,000
Environmental expense insurance recovery	2,972	2,960
Other	4,421	5,764
	$49,915	$54,724

The environmental indemnification receivables of $42.5 million and $46.0 million, noted above for the periods ended July 1, 2012 and December 31, 2011, respectively, represent an indemnification receivable from Arjo Wiggins Appleton Ltd, now known as Windward Prospects Ltd (“AWA”), as recorded on the Condensed Consolidated Balance Sheet of Paperweight Development Corp. and Subsidiaries and an indemnification receivable from PDC as recorded on the Condensed Consolidated Balance Sheet of Appleton Papers Inc. and Subsidiaries.

Other noncurrent assets for Paperweight Development Corp. and Subsidiaries consist of the following (dollars in thousands):

	July 1, 2012	December 31, 2011
Deferred debt issuance costs	$9,089	$10,381
Other	5,009	5,916
	$14,098	$16,297

Other noncurrent assets for Appleton Papers Inc. and Subsidiaries consist of the following (dollars in thousands):

	July 1, 2012	December 31, 2011
Deferred debt issuance costs	$9,089	$10,381
Other	4,997	5,904
	$14,086	$16,285

7.      OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	July 1, 2012	December 31, 2011
Compensation	$9,034	$9,966
Trade discounts	14,564	15,277
Workers’ compensation	5,067	5,090
Accrued insurance	1,716	2,153
Other accrued taxes	1,503	1,181
Postretirement benefits other than pension	3,218	3,218
Fox River Liabilities	42,522	46,000
Litigation settlement	-	750
Restructuring reserve	6,360	-
Other	8,930	7,792
	$92,914	$91,427

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

8.       NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, "Presentation of Comprehensive Income." It provides updated guidance related to the presentation of other comprehensive income, offering two alternatives for presentation, including (a) a single continuous statement of comprehensive income or (b) two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” It defers the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income, for both interim and annual reporting periods. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As required, the Company adopted this guidance during first quarter 2012 and the necessary presentation is included in its condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," which amends ASC 820. This updated guidance relates to fair value measurements and disclosures, including (a) the application of the highest and best use valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity and (c) quantitative information required for fair value measurements categorized within Level 3. Additionally, disclosure requirements have been expanded to include additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As required, the Company adopted this guidance during first quarter 2012. Any required disclosures are included in Note 14, Derivative Instruments and Hedging Activities and Note 16, Fair Value of Financial Instruments.

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

The components of net periodic pension cost associated with the defined benefit pension plans include the following (dollars in thousands):
Pension Benefits	For the Three Months Ended July 1, 2012	For the Three Months Ended July 3, 2011	For the Six Months Ended July 1, 2012	For the Six Months Ended July 3, 2011
Net periodic benefit cost
Service cost	$1,003	$1,026	$2,006	$2,053
Interest cost	4,824	4,955	9,648	9,909
Expected return on plan assets	(5,689)	(5,603)	(11,378)	(11,206)
Amortization of prior service cost	121	121	243	243
Amortization of actuarial loss	2,278	1,114	4,557	2,227
Net periodic benefit cost	$2,537	$1,613	$5,076	$3,226

The Company expects to contribute $25 million to its defined benefit pension plan in 2012. The Company contributed $17.0 million to this pension plan during first half 2012.

    The "Moving Ahead for Progress in the 21st Century Act" was signed into law on July 6, 2012. The Company is currently evaluating the impact this law will have on its pension plan; however, it will not be able to estimate the impact of this legislation until the U.S. Treasury Department releases supporting regulations, which is expected in third quarter 2012.

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

Due to a significant reduction in the represented manufacturing workforce, resulting from the ceasing of papermaking operations at the West Carrollton, Ohio mill, the Company recorded a curtailment gain of $3.7 million in second quarter 2012. The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended July 1, 2012	For the Three Months Ended July 3, 2011	For the Six Months Ended July 1, 2012	For the Six Months Ended July 3, 2011
Net periodic benefit cost
Service cost	$118	$140	$236	$280
Interest cost	507	651	1,014	1,302
Amortization of prior service credit	(788)	(690)	(1,576)	(1,380)
Amortization of actuarial loss	122	157	245	314
Curtailment gain	(3,726)	-	(3,726)	-
Net periodic benefit (credit) cost	$(3,767)	$258	$(3,807)	$516

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

The Compensation Committee of the board establishes the number of units granted each year under these plans in accordance with the Compensation Committee’s stated goals and policies. The Compensation Committee has the discretion to use either, or both, plan(s) as appropriate to attract, motivate and retain key management employees while managing the expense to the Company. In 2011, all units were granted under the LTIP. In 2012, units were granted under both plans. The units were valued at the most recent PDC stock price as determined by the semi-annual ESOP valuation. As of July 1, 2012, the fair market value of one share of PDC common stock was $18.80. During 2012, 115,500 additional units were granted under the RSU plan. Due to terminations of employment, 18,000, 10,500 and 7,500 unvested units were forfeited during 2012, 2011 and 2010, respectively. A balance of 292,500 RSU units remains as of July 1, 2012. Approximately $1.0 million and $1.2 million of expense, related to this plan, was recorded during the three- and six-month periods ended July 1, 2012. Approximately $0.3 million and $0.5 million of expense, related to this plan, was recorded during the three- and six-month periods ended July 3, 2011. During 2012, 281,000 additional units were granted under the LTIP plan. Approximately $1.6 million and $1.7 million of expense, related to this plan, was recorded during the three- and six-month periods ended July 1, 2012. Approximately $0.2 million of expense was recorded during the three and six months ended July 3, 2011.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of phantom units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of units to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as determined by the semi-annual ESOP valuation. This deferred compensation vests coincidental with the board member’s continued service on the board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. Approximately $0.2 million and $0.1 million was recorded as expense, related to this plan, for each of the three-month periods ended July 1, 2012 and July 3, 2011, respectively. Approximately $0.3 million and $0.2 million was recorded as expense, related to this plan, for each of the six-month periods ended July 1, 2012 and July 3, 2011, respectively.

12.      COMMITMENTS AND CONTINGENCIES

Lower Fox River

    Appleton Removed as a Potentially Responsible Party (“PRP”). On April 10, 2012, the United States District Court for the Eastern District of Wisconsin granted Appleton’s motion for summary judgment and dismissed all claims against Appleton in the enforcement action. The decision establishes that Appleton is no longer a PRP, no longer liable under the federal Comprehensive Environmental Response, Compensation, and Liability Act, (“CERCLA” or “Superfund”), no longer considered a legal successor to NCR’s liabilities, and no longer required to comply with the 106 Order commanding remediation of the Lower Fox River. In addition, on July 3, 2012, the United States District Court for the Eastern District of Wisconsin determined that Appleton Coated Paper Company and NCR did not arrange for the disposal of hazardous waste within the meaning of CERCLA.

    The rulings do not affect Appleton’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2006 arbitration determination (“the Arbitration”) arising out of Appleton’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appleton and BAT have joint and several liability under the Arbitration. The current carrying amount of Appleton’s liability under the Arbitration is $42.5 million which represents Appleton’s best estimate of amounts to be paid during the next twelve months. On June 8, 2012, BAT served AWA with a claim filed in a United Kingdom court, seeking a declaration that BAT is indemnified by AWA from and against any losses relating to the Lower Fox River. On June 26, 2012, BAT served Appleton with the same claim, seeking a declaration that BAT is indemnified by Appleton. Appleton intends to vigorously defend against this claim.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

    Prior to the ruling in the above enforcement action, the United States Environmental Protection Agency (“EPA”) and Wisconsin Department of Natural Resources (“DNR”) claimed Appleton was a PRP with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin. Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. During this period, wastewater containing PCBs was discharged into the Lower Fox River from a publicly-owned treatment works, from the Appleton plant, the Combined Locks, Wisconsin paper mill and from other local industrial facilities. Wastewater from the Appleton plant was processed through the publicly-owned treatment works. Appleton purchased the Appleton plant and the Combined Locks, Wisconsin paper mill from NCR in 1978, long after the use of PCBs in the manufacturing process was discontinued. The EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River pursuant to which certain of the PRPs commenced remediation in 2008. The various PRPs, including NCR, the EPA and the DNR continue to contest the scope, extent and costs of the remediation as well as the appropriate bases for determining the parties’ relative shares of the remediation cost.

    The rulings also do not affect either of the two indemnification agreements entered in 2001 wherein AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration), which are defined in the agreements as the Fox River Liabilities. Appleton has recorded a $42.5 million environmental indemnification receivable as of July 1, 2012.

    Estimates of Liability. Appleton cannot estimate reasonably possible losses in excess of amounts accrued due to uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of natural resource damage (“NRD”) assessments, the evolving nature of remediation and restoration technologies and governmental policies, NCR’s share of liability relative to other PRPs and the extent of BAT’s performance under the Arbitration. Appleton believes NCR has paid more than its estimated share of the liability based on the assumptions below. Interim legal determinations may periodically obligate NCR (and BAT and Appleton pursuant to the Arbitration award) to fund portions of the cleanup costs to extents greater than NCR’s share as finally determined, and in such instances, Appleton may reserve additional amounts (including appropriate reimbursement under its indemnification agreements as discussed below).

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

Appleton believes its recorded liability reflects its best estimate of expected payments during 2012 under the Arbitration Agreement, including the expanded activity expected to result from the April 2012 preliminary injunction granted by the court requiring NCR to fund certain remediation in 2012. The court’s decision on the April 2012 preliminary injunction was upheld by the 7th Circuit Court of Appeals. Appleton believes NCR has paid more than its estimated share of the liability, as described above, and therefore cannot estimate reasonably possible payments beyond 2012 under the Arbitration Agreement with NCR.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA. As of July 1, 2012, AWA has paid $269.8 million in connection with Fox River Liabilities. At July 1, 2012, PDC’s total indemnification receivable from AWA was $42.5 million, all of which is recorded in other current assets. In addition, at July 1, 2012, the total Appleton indemnification receivable from PDC was $42.5 million, all of which is recorded in other current assets.

In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009. The insurers appealed the final judgment. In June 2010, the Wisconsin Court of Appeals upheld the final judgment. Settlements have been negotiated between the insurers and Appleton. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. During 2010, Appleton recorded an $8.9 million receivable, representing settlements to be received in excess of amounts reimbursable to AWA, in the Consolidated Balance Sheet as of January 1, 2011. During 2011, Appleton received $6.2 million of these funds. The remaining receivable is included in other current assets of the Condensed Consolidated Balance Sheet as of July 1, 2012.

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

13.      EMPLOYEE STOCK OWNERSHIP PLAN

The Company’s matching contributions charged to expense were $1.1 million and $0.8 million for the three-month periods ended July 1, 2012 and July 3, 2011, respectively. The Company’s matching contributions charged to expense were $1.8 million and $1.5 million for the six-month periods ended July 1, 2012 and July 3, 2011, respectively. As a result of hardship withdrawals, required diversifications and employee terminations, 526,234 shares of PDC redeemable common stock were repurchased during the first six months of 2012 at an aggregate price of approximately $8.6 million. During the same period, the ESOP trustee purchased 104,201 shares of PDC redeemable common stock for an aggregate price of $1.6 million using pre-tax deferrals, rollovers and loan payments made by employees, while the Company’s matching contributions for this same period resulted in an additional 114,547 shares of redeemable common stock being issued. As a result of hardship withdrawals, required diversifications and employee terminations, 560,913 shares of PDC redeemable common stock were repurchased during the first six months of 2011 at an aggregate price of approximately $7.3 million. During the same period, the ESOP trustee purchased 107,671 shares of PDC redeemable common stock for an aggregate price of $1.4 million using pre-tax deferrals, rollovers and loan payments made by employees, while the Company’s matching contributions for this same period resulted in an additional 100,669 shares of redeemable common stock being issued.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period-end. Redeemable common stock is being accreted to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of July 1, 2012. As of this date, the fair market value of one share of PDC common stock was $18.80. As a result of the impact of decreases in share price prior to year-end 2010, the Company reduced its redeemable common stock accretion by $2.6 million for the six months ended July 1, 2012. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $167 million has been determined. The redeemable common stock recorded book value as of July 1, 2012, was $90 million.

Due to valuations prior to year-end 2010 resulting in decreases to the stock price, redeemable common stock accretion was reduced by $2.8 million for the six months ended July 3, 2011. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $132 million was determined. The recorded book value of the redeemable common stock as of July 3, 2011 was $103 million.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive loss and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transactions will not occur. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions is $15.8 million as of July 1, 2012. These contracts have settlement dates extending through December 2012.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the strike price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At July 1, 2012, the hedged volumes of these contracts totaled 237,000 MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2012.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. These contracts are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on pricing published by RISI, Inc. (“RISI”) as measured on the last trading day of the accounting period and compared to the swap’s fixed price. During first quarter 2012, there were two pulp swap contracts in place. The first swap had a hedge volume of 2,000 tons of pulp and was settled in February 2012. It was not designated as a hedge, and therefore, gains or losses due to changes in fair value were recorded in current period earnings. As of July 1, 2012, the second swap contract hedges 12,000 tons of pulp with settlement dates through December 2012. It is designated as a cash flow hedge of forecasted pulp purchases, and therefore, the change in the effective portion of the fair value of the hedge is deferred in accumulated other comprehensive loss until the inventory containing the pulp is sold.

The following table presents the location and fair values of derivative instruments included in the Company’s Condensed Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	July 1, 2012	December 31, 2011
Foreign currency exchange derivatives	Other current assets	$612	$-
Pulp fixed swap	Other current liabilities	(620)	(760)

Not Designated as a Hedge
Natural gas fixed swap	Other current liabilities	(350)	(599)
Pulp fixed swap	Other current liabilities	-	(200)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

The following table presents the location and amount of (gains) losses on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended July 1, 2012 and July 3, 2011 and (gains) losses initially recognized in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

Designated as a Hedge	Statement of Comprehensive Loss Location	For the Three Months Ended July 1, 2012	For the Three Months Ended July 3, 2011	For the Six Months Ended July 1, 2012	For the Six Months Ended July 3, 2011

Foreign currency exchange derivatives	Net sales	$(987)	$383	$(1,583)	$832

(Gains) losses recognized in accumulated other comprehensive loss				(1,549)	907

Pulp fixed swap	Cost of sales	197	-	394	-

Pulp fixed swap	Other (income) expense	(40)	-	72	-

Losses recognized in accumulated other comprehensive loss				558	-

Not Designated as a Hedge
Natural gas fixed swap	Cost of sales	(83)	63	268	122
Pulp fixed swap	Cost of sales	-	120	10	(205)

For a discussion of the fair value of financial instruments, see Note 16, Fair Value of Financial Instruments.

15.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	July 1, 2012	December 31, 2011
Revolving credit facility at approximately 4.5% at July 1, 2012	$32,150	$-
Secured variable rate industrial development bonds, 0.4% average interest rate at April 1, 2012, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final payment due May 2017	5,705	6,185
State of Ohio loan at 1% until July 2011, then 3% until May 2019, approximately $30 due monthly and final payment due May 2019	2,143	2,283
Columbia County, Wisconsin municipal debt due December 2019	300	-
Senior subordinated notes payable at 9.75%, due June 2014	32,195	32,195
Senior secured first lien notes payable at 10.5%, due June 2015	305,000	305,000
Unamortized discount on 10.5% senior secured first lien notes payable, due June 2015	(3,771)	(4,290)
Second lien notes payable at 11.25%, due December 2015	161,766	161,766
	544,138	511,789
Less obligations due within one year	(1,256)	(1,256)
	$542,882	$510,533

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

During the first six months of 2012, the Company made mandatory debt repayments of $0.6 million, plus interest, on its State of Ohio loans. Year-to-date through July 1, 2012, the Company borrowed $136.2 million and repaid $104.0 million on its revolving credit facility, as amended, leaving an outstanding balance at quarter-end of $32.2 million. Approximately $18.5 million of the revolving credit facility, as amended, is used to support outstanding letters of credit. As of May 1, 2012, the revolving credit facility was amended to reduce all applicable interest rate spreads by 1.25%. The interest rate assessed on Eurodollar loans is now the Eurodollar rate plus an interest rate spread ranging from 2.0% to 2.5%, depending on defined levels of average excess availability of the credit facility. The interest rate assessed on base rate loans is now the base rate plus an interest rate spread ranging from 1.0% to 1.5%, also depending on defined levels of average excess availability.

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

The Company was in compliance with all debt covenants at July 1, 2012, and is forecasted to remain compliant throughout 2012. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	July 1, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
Senior subordinated notes payable	$32,195	$32,356	$32,195	$23,341
Senior secured first lien notes payable	301,229	325,327	300,710	303,717
Second lien notes payable	161,766	171,472	161,766	147,207
Revolving credit facility	32,150	32,150	-	-
State of Ohio loans	7,848	7,877	8,468	8,530
Columbia County, Wisconsin municipal debt	300	300	-	-
Industrial development bonds	8,650	8,650	8,650	8,650
	$544,138	$578,132	$511,789	$491,445

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

17.      SEGMENT INFORMATION

The Company’s reportable segments are as follows: carbonless papers, thermal papers and Encapsys®. Management evaluates the performance of the segments based primarily on operating (loss) income. Items excluded from the determination of segment operating (loss) income are unallocated corporate charges, interest income, interest expense, foreign exchange loss (gain) and other (income) expense. The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating (loss) income and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three Months Ended July 1, 2012	For the Three Months Ended July 3, 2011	For the Six Months Ended July 1, 2012	For the Six Months Ended July 3, 2011
Net sales
Carbonless papers	$ 106,329	$ 116,692	$219,876	$235,988
Thermal papers	99,579	91,733	198,412	180,660
	205,908	208,425	418,288	416,648
Encapsys	12,865	14,018	26,194	29,494
Intersegment (A)	(4,872)	(5,857)	(10,951)	(11,541)
Total	$ 213,901	$ 216,586	$433,531	$434,601
Operating (loss) income
Carbonless papers	$ (14,608)	$ 5,461	$(41,752)	$15,000
Thermal papers	(8,975)	4,664	(30,688)	7,192
	(23,583)	10,125	(72,440)	22,192

Encapsys	2,920	3,218	5,063	7,150
Unallocated corporate charges	(11,125)	(1,769)	(13,259)	(6,578)
Intersegment (A)	(700)	(838)	(1,641)	(1,730)
Total	$ (32,488)	$ 10,736	$(82,277)	$21,034
Depreciation and amortization (B)
Carbonless papers	$ 25,603	$ 6,509	$44,879	$13,009
Thermal papers	20,577	4,596	35,982	9,192
	46,180	11,105	80,861	22,201
Encapsys	743	839	1,754	1,837
Unallocated corporate charges	16	38	36	78
Total	$ 46,939	$ 11,982	$82,651	$24,116

(A)	Intersegment represents the portion of the Encapsys segment financial results relating to microencapsulated products provided internally for the production of carbonless papers.

(B)	Depreciation and amortization are allocated to the reportable segments based on the amount of activity provided by departments to the respective product lines in each reportable segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

During the three and six months ended July 1, 2012, the Company recorded $39.0 million and $100.4 million in restructuring expense and other costs related to the ceasing of papermaking operations at the West Carrollton, Ohio mill (see Note 2, Restructuring and Other Related Costs). The operating loss of the carbonless papers segment for the three and six months ended July 1, 2012 includes $21.5 million and $55.2 million, respectively, of restructuring and other related charges and $17.5 million and $45.2 million, respectively, was allocated to the thermal papers segment. Unallocated corporate charges for the three and six months ended July 1, 2012 include $6.5 million and $6.9 million, respectively, of transaction costs for a discontinued business combination that was to take place during third quarter 2012. During the six months ended July 3, 2011, the Company recorded a $3.1 million litigation settlement within unallocated corporate charges.

Of the $39.0 million and $100.4 million of restructuring and other related charges recorded during the three and six months ended July 1, 2012, $36.9 million and $62.2 million, respectively, is related to accelerated depreciation of the papermaking assets to be decommissioned. The carbonless papers segment was charged with $20.3 million and $34.2 million of this depreciation, respectively. The thermal papers segment was charged with $16.6 million and $28.0 million of this depreciation, respectively.

18.      GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior subordinated notes, as amended, which have been guaranteed by PDC (the “Parent Guarantor”), as well as by C&H Packaging Company, Inc. (prior to its December 18, 2009 sale), American Plastics Company, Inc. (prior to its July 22, 2010 sale), Rose Holdings Limited and New England Extrusion Inc. (prior to its July 22, 2010 sale), each of which was/is a 100%-owned subsidiary of Appleton (the “Subsidiary Guarantors”).

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a 100%-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of July 1, 2012 and December 31, 2011, and for the three and six months ended July 1, 2012 and July 3, 2011. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.

The Condensed Consolidating Statements of Comprehensive Loss for the three and six months ended July 3, 2011, reflect the correction of an error relating to interest income and expense of intercompany debt that was not appropriately classified on the corresponding balance sheet for the period ended July 3, 2011. Intercompany debt of $309.0 million was corrected from due to affiliated companies to a reduction to investment in subsidiaries on the Parent Guarantor and $309.0 million was corrected from due from parent to redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive loss on the Issuer. For the three and six months ended July 3, 2011, $3.4 million and $6.8 million was removed from interest expense and loss (income) in equity investments on the Parent Guarantor, respectively, and $3.4 million and $6.8 million was removed from interest income on the Issuer, respectively. During first half 2011, cash flows used by operations and provided by financing activities were overstated on the Parent and cash flows provided by operations and used by financing activities were overstated on the Issuer by $6.8 million. These errors had no impact on the consolidated column presented in the preceding tables. Further, the errors had no impact on the combined results, cash flows or balance sheet of the Parent Guarantor, Issuer and Subsidiary Guarantors after considering eliminations.

The first lien notes and the second lien notes, as amended, place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

JULY 1, 2012
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$2,781	$-	$569	$-	$3,350
Accounts receivable, net	-	90,097	-	5,399	-	95,496
Inventories	-	108,138	-	1,396	-	109,534
Due from parent	-	42,522	-	-	(42,522)	-
Other current assets	42,522	7,360	-	33	-	49,915
Total current assets	42,522	250,898	-	7,397	(42,522)	258,295

Property, plant and equipment, net	-	248,070	-	12	-	248,082
Investment in subsidiaries	(309,745)	12,086	-	-	297,659	-
Other assets	12	58,974	-	94	-	59,080
Total assets	$(267,211)	$570,028	$-	$7,503	$255,137	$565,457

LIABILITIES, REDEEMABLE COMMON STOCK, COMMON STOCK, PAID-IN CAPITAL, DUE FROM PARENT, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$1,256	$-	$-	$-	$1,256
Accounts payable	-	56,016	-	58	-	56,074
Due to (from) parent and affiliated companies	42,522	6,757	-	(6,757)	(42,522)	-
Other accrued liabilities	-	94,001	-	2,016	-	96,017
Total current liabilities	42,522	158,030	-	(4,683)	(42,522)	153,347

Long-term debt	-	542,882	-	-	-	542,882
Other long-term liabilities	-	178,861	-	100	-	178,961
Redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive loss	(309,733)	(309,745)	-	12,086	297,659	(309,733)

Total liabilities, redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive loss	$(267,211)	$570,028	$-	$7,503	$255,137	$565,457

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JULY 1, 2012
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net sales	$-	$434,114	$-	$25,556	$(26,139)	$433,531
Cost of sales	-	412,231	-	26,098	(25,911)	412,418

Gross profit (loss)	-	21,883	-	(542)	(228)	21,113
Selling, general and administrative expenses	-	75,887	-	1,031	-	76,918
Restructuring	-	26,472	-	-	-	26,472

Operating loss	-	(80,476)	-	(1,573)	(228)	(82,277)
Interest expense	-	30,267	-	-	(174)	30,093
Interest income	-	(12)	-	(174)	174	(12)
Loss in equity investments	113,564	1,779	-	-	(115,343)	-
Other expense	-	1,002	-	140	(76)	1,066

Loss before income taxes	(113,564)	(113,512)	-	(1,539)	115,191	(113,424)
Provision for income taxes	-	52	-	88	-	140

Net loss	$(113,564)	$(113,564)	$-	$(1,627)	$115,191	$(113,564)

Comprehensive loss	$(114,589)	$(114,589)	$-	$(1,627)	$116,216	$(114,589)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JULY 3, 2011
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net sales	$-	$431,465	$-	$25,966	$(22,830)	$434,601
Cost of sales	-	344,923	-	23,348	(22,947)	345,324

Gross profit	-	86,542	-	2,618	117	89,277
Selling, general and administrative expenses	-	64,172	-	949	-	65,121
Litigation settlement, net	-	3,122	-	-	-	3,122

Operating income	-	19,248	-	1,669	117	21,034
Interest expense	-	31,995	-	-	(162)	31,833
Interest income	-	(74)	-	(162)	162	(74)
Loss (income) in equity investments	8,478	(2,466)	-	-	(6,012)	-
Other income	-	(1,833)	-	(542)	(73)	(2,448)

(Loss) income before income taxes	(8,478)	(8,374)	-	2,373	6,202	(8,277)
Provision for income taxes	-	104	-	97	-	201

Net (loss) income	$(8,478)	$(8,478)	$-	$2,276	$6,202	$(8,478)

Comprehensive (loss) income	$(8,367)	$(8,367)	$-	$2,276	$6,091	$(8,367)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JULY 1, 2012
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net sales	$-	$213,735	$-	$13,091	$(12,925)	$213,901
Cost of sales	-	202,597	-	13,031	(12,822)	202,806

Gross profit	-	11,138	-	60	(103)	11,095
Selling, general and administrative expenses	-	42,014	-	533	-	42,547
Restructuring	-	1,036	-	-	-	1,036

Operating loss	-	(31,912)	-	(473)	(103)	(32,488)
Interest expense	-	15,165	-	-	(79)	15,086
Interest income	-	-	-	(79)	79	-
Loss in equity investments	48,870	883	-	-	(49,753)	-
Other expense	-	880	-	449	(108)	1,221

Loss before income taxes	(48,870)	(48,840)	-	(843)	49,758	(48,795)
Provision for income taxes	-	30	-	45	-	75

Net loss	$(48,870)	$(48,870)	$-	$(888)	$49,758	$(48,870)

Comprehensive loss	$(50,325)	$(50,325)	$-	$(888)	$51,213	$(50,325)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JULY 3, 2011
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net sales	$-	$215,575	$-	$12,262	$(11,251)	$216,586
Cost of sales	-	174,293	-	10,964	(11,097)	174,160

Gross profit	-	41,282	-	1,298	(154)	42,426
Selling, general and administrative expenses	-	31,308	-	464	-	31,772
Litigation settlement, net	-	(82)	-	-	-	(82)

Operating income	-	10,056	-	834	(154)	10,736
Interest expense	-	15,769	-	-	(86)	15,683
Interest income	-	(37)	-	(86)	86	(37)
Loss (income) in equity investments	3,281	(1,045)	-	-	(2,236)	-
Other income	-	(1,402)	-	(101)	28	(1,475)

(Loss) income before income taxes	(3,281)	(3,229)	-	1,021	2,054	(3,435)
Provision (benefit) for income taxes	-	52	-	(206)	-	(154)

Net (loss) income	$(3,281)	$(3,281)	$-	$1,227	$2,054	$(3,281)

Comprehensive (loss) income	$(2,862)	$(2,862)	$-	$1,227	$1,635	$(2,862)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 1, 2012
(unaudited)
(dollars in thousands)
	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(113,564)	$(113,564)	$-	$(1,627)	$115,191	$(113,564)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	-	82,649	-	2	-	82,651
Other	-	14,831	-	140	-	14,971
Change in assets and liabilities, net	118,830	(5,918)	-	(1,456)	(115,191)	(3,735)
Net cash provided (used) by operating activities	5,266	(22,002)	-	(2,941)	-	(19,677)
Cash flows from investing activities:
Proceeds from sale of equipment	-	2	-	-	-	2
Additions to property, plant and equipment	-	(4,385)	-	-	-	(4,385)

Net cash used by investing activities	-	(4,383)	-	-	-	(4,383)
Cash flows from financing activities:
Payments relating to capital lease obligation	-	(24)	-	-	-	(24)
Proceeds from revolving line of credit	-	136,150	-	-	-	136,150
Payments of revolving line of credit	-	(104,000)	-	-	-	(104,000)
Payments of State of Ohio loans	-	(620)	-	-	-	(620)
Proceeds from forgivable debt	-	300	-	-	-	300
Due to (from) parent and affiliated companies, net	1,729	(4,686)	-	2,957	-	-
Proceeds from issuance of redeemable common stock	1,564	-	-	-	-	1,564
Payments to redeem common stock	(8,559)	-	-	-	-	(8,559)
Decrease in cash overdraft	-	(4,635)	-	-	-	(4,635)
Net cash (used) provided by financing activities	(5,266)	22,485	-	2,957	-	20,176

Effect of foreign exchange rate changes on cash and cash equivalents	-	(7)	-	-	-	(7)
Change in cash and cash equivalents	-	(3,907)	-	16	-	(3,891)
Cash and cash equivalents at beginning of period	-	6,688	-	553	-	7,241
Cash and cash equivalents at end of period	$-	$2,781	$-	$569	$-	$3,350

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 3, 2011
(unaudited)
(dollars in thousands)
	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(8,478)	$(8,478)	$-	$2,276	$6,202	$(8,478)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	-	24,114	-	2	-	24,116
Other	-	2,391	-	(542)	-	1,849
Change in assets and liabilities, net	24,371	(12,820)	101	258	(6,202)	5,708
Net cash provided by operating activities	15,893	5,207	101	1,994	-	23,195
Cash flows from investing activities:
Insurance proceeds from involuntary conversion of equipment	-	1,374	-	-	-	1,374
Additions to property, plant and equipment	-	(9,390)	-	(14)	-	(9,404)
Net cash used by investing activities	-	(8,016)	-	(14)	-	(8,030)
Cash flows from financing activities:
Payment of senior notes payable	-	(17,491)	-	-	-	(17,491)
Payments relating to capital lease obligation	-	(28)	-	-	-	(28)
Proceeds from revolving line of credit	-	130,300	-	-	-	130,300
Payments of revolving line of credit	-	(119,600)	-	-	-	(119,600)
Payments of State of Ohio loans	-	(601)	-	-	-	(601)
Due (from) to parent and affiliated companies, net	(9,888)	12,287	(101)	(2,298)	-	-
Proceeds from issuance of redeemable common stock	1,382	-	-	-	-	1,382
Payments to redeem common stock	(7,349)	-	-	-	-	(7,349)
Decrease in cash overdraft	-	(564)	-	-	-	(564)
Net cash (used) provided by financing activities	(15,855)	4,303	(101)	(2,298)	-	(13,951)
Effect of foreign exchange rate changes on cash and cash equivalents	-	14	-	-	-	14
Change in cash and cash equivalents	38	1,508	-	(318)	-	1,228
Cash and cash equivalents at beginning of period	-	3,399	-	373	-	3,772
Cash and cash equivalents at end of period	$38	$4,907	$-	$55	$-	$5,000

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless stated to the contrary or the context requires otherwise, all references in this report to the Company refer to Paperweight Development Corp. (“PDC” or “Paperweight”) and its 100%-owned subsidiaries. It includes Appleton Papers Inc. and its 100%-owned subsidiaries (collectively “Appleton”).

Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of PDC and Appleton for the quarter ended July 1, 2012. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes. Reference should also be made to the Annual Report on Form 10-K for the year ended December 31, 2011, the consolidated financial statements and related notes included therein.

As discussed last quarter, it was announced in February that the Company had entered into a 15-year supply agreement for the purchase of carbonless and thermal base paper to be coated at its converting facilities. Under the terms of the agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base paper used by the Company. Since then, the Company has been working through this transition which included the ceasing of papermaking operations at the West Carrollton, Ohio mill. Decommissioning of the three paper machines took place in May and June and carbonless coating activity was moved to the Company’s converting plant in Appleton, Wisconsin. As of the end of second quarter, 2012 headcount at West Carrollton has been reduced by approximately 285 with the remaining reductions to take place during third quarter. The Company continues to operate its thermal coating facilities in West Carrollton and will retain approximately 110 employees. Most of the transition from in-sourced to out-sourced base paper supply is expected to be completed during fourth quarter 2012.

Strategically, these measures provide the Company with reliable access to competitively-priced, high quality base paper and reduce the Company’s exposure to unpredictable market costs for pulp and waste paper. The supply agreement has enabled the Company to close high-cost, non-integrated papermaking assets, for which, it expects to realize pretax benefits ranging from $25 million to $30 million annually. Though management believes this transition is going very well and is on schedule, year-to-date earnings were negatively impacted by employee termination benefits, accelerated depreciation taken on abandoned papermaking assets, the writedown of stores and spare parts inventories and construction in progress and decommissioning expense.

	2012
	First Quarter Actual		Second Quarter Actual	Estimated Remaining	Total
	(dollars in millions)

Employee termination benefits	$25.5		$0.1	$0.9	$26.5
Accelerated depreciation	25.3		36.9	6.0	68.2
Revaluation of inventory	10.0		1.1	-	11.1
Loss on disposal of fixed assets	0.6		-	-	0.6
Decommissioning expense	-		0.9	1.1	2.0
	$61.4		$39.0	$8.0	$108.4

Total costs for the six months ended July 1, 2012		`	$100.4

    Also to facilitate the transition to the long-term supply agreement, the Company began a planned inventory build in first quarter which continued and peaked during second quarter. This had a negative impact on current year working capital.

    On May 16, 2012, the Company announced a definitive agreement under which Appleton was to engage in a business combination, valued at $675 million, with Hicks Acquisition Company II (“HACII”), a special purpose acquisition company with approximately $149.3 million of cash in trust. The combined company was to be listed on the Nasdaq exchange and would do business as Appvion. Appvion combines the words “applied” and “innovation,” reflecting the company’s successful transformation from a paper company to a business focused on coating formulations and applications and specialty chemicals. Under the terms of the proposed business combination, HACII was to invest the cash held in trust, less expenses and amounts paid for certain repurchases and redemptions of its stockholders, to acquire an equity interest in Appleton. On July 13, 2012, Appleton and HACII announced their agreement to discontinue the proposed business combination. Volatile market conditions prevented a deal from being reached that was acceptable to Appleton and HACII. Costs incurred during the second quarter of 2012 as a result of this proposed transaction totaled $6.5 million and were recorded as selling, general and administrative expense. Despite the discontinuation of the proposed transaction, the Company expects to do business as Appvion.

Financial Highlights

Second quarter 2012 net sales of $213.9 million were $2.7 million, or 1.2%, lower than second quarter 2011 net sales. Overall, second quarter shipment volumes were approximately 6% lower than the same period last year. Due to continued strong demand for the Company’s thermal paper products, this segment achieved increased net sales of over 8% on a volume increase of approximately 3%. On the other hand, second quarter 2012  net sales in the carbonless segment were over $10 million lower on reduced volumes of approximately 11% when compared to the prior year quarter. During the quarter, the Company discontinued selling carbonless papers into certain non-strategic international markets which reduced volumes by approximately 8% when compared to the prior year quarter. Second quarter 2012 Encapsys® net sales of $12.9 million were $1.2 million lower than second quarter 2011 net sales on a volume decrease of approximately 16%. Lower Encapsys sales volume was the result of continued decline in demand for carbonless paper as well as customer supply chain management and a weak global economy reducing the demand for customer products using Encapsys microencapsulation.

As a result of the cessation of papermaking operations at the West Carrollton mill, the Company recorded $39.0 million of restructuring expense and other related costs during second quarter 2012, substantially all of which is recorded in cost of sales. These costs include $1.0 million of employee termination benefits and exit costs related to the decommissioning of papermaking assets as well as $36.9 million of noncash expense for accelerated depreciation related to the decommissioning of papermaking assets. It also includes a $1.1 million noncash writedown of papermaking stores and spare parts inventories to lower of cost or market. Also, as a result of working through the transition to the 15-year base paper supply agreement, additional costs of $3.9 million were incurred during the quarter and included in cost of sales.

Second quarter 2012 selling, general and administrative expenses were $10.8 million higher than the same period last year and included $6.5 million of costs incurred as a result of the discontinued business combination transaction discussed above and a $2.1 million increase in stock-based incentive compensation.

As a result of the above, the Company recorded a net loss for second quarter 2012 of $48.9 million compared to a net loss of $3.3 million in second quarter 2011.

Comparison of Unaudited Results of Operations for the Quarters Ended July 1, 2012 and July 3, 2011

Paperweight Development Corp. and Subsidiaries and
  Appleton Papers Inc. and Subsidiaries

	For the Quarter Ended
	July 1,	July 3,	Increase
	2012	2011	(Decrease)
	(dollars in millions)

Net sales	$213.9	$216.6	-1.2%
Cost of sales	202.8	174.2	16.4%

Gross profit	11.1	42.4	-73.8%

Selling, general and administrative expenses	42.6	31.8	34.0%
Restructuring	1.0	-	nm
Litigation settlement, net	-	(0.1)	-100.0%

Operating (loss) income	(32.5)	10.7	-403.7%

Interest expense, net	15.1	15.6	-3.2%
Other non-operating expense (income), net	1.2	(1.5)	180.0%

Loss before income taxes	(48.8)	(3.4)	nm
Provision (benefit) for income taxes	0.1	(0.1)	200.0%
Net loss	$(48.9)	$(3.3)	nm
Comparison as a percentage of net sales
Cost of sales	94.8%	80.4%	14.4%
Gross margin	5.2%	19.6%	-14.4%
Selling, general and administrative expenses	19.9%	14.7%	5.2%
Operating margin	-15.2%	4.9%	-20.1%
Loss before income taxes	-22.8%	-1.6%	-21.2%
Net loss	-22.9%	-1.5%	-21.4%

Net sales for second quarter 2012 were $213.9 million, a decrease of $2.7 million, or 1.2%, compared to the prior year period. Overall growth within the thermal papers segment only partially offset lower shipment volumes within both the carbonless papers and Encapsys business segments.

Second quarter 2012 operating loss of $32.5 million decreased $43.2 million from second quarter 2011 operating income of $10.7 million. The second quarter 2012 operating loss includes $39.0 million of restructuring expense and other costs related to ceasing papermaking operations in West Carrollton, Ohio, substantially all of which is included in cost of sales. Noncash expense of $36.9 million for accelerated depreciation related to the decommissioning of papermaking assets as well as a $1.1 million noncash writedown of papermaking stores and spare parts inventories to lower of cost or market are included in cost of sales. Also, as a result of working through the transition to the 15-year base paper supply agreement, additional costs of $3.9 million are reported during the quarter in cost of sales. Restructuring expense includes $1.0 million of employee termination benefits and exit costs related to the decommissioning of papermaking assets. The Company’s financial results for the second quarter of 2012 were positively impacted by improved price and favorable product mix of $6.3 million. These were partially offset by reduced operating income of $1.9 million due to lower shipment volumes. Current quarter results were also reduced by the $6.5 million of business combination transaction costs as well as increased stock-based incentive compensation of $2.1 million.

A net loss of $48.9 million was recorded for the three months ended July 1, 2012. This compares to a net loss of $3.3 million recorded in second quarter 2011. The net loss for the three months ended July 1, 2012 includes $42.9 million of restructuring expense and other costs related to West Carrollton and the overall transition to the base paper supply agreement, as well as the $6.5 million of business combination transaction costs. In addition, second quarter 2012 net interest expense was $0.5 million lower than second quarter 2011. Foreign exchange losses were $1.4 million higher than the prior year period and other income was $1.3 million lower. The tax provision was higher by $0.2 million.

Comparison of Unaudited Results of Operations for the Six Months Ended July 1, 2012 and July 3, 2011

Paperweight Development Corp. and Subsidiaries and
  Appleton Papers Inc. and Subsidiaries

	For the Six Months Ended
	July 1,	July 3,	Increase
	2012	2011	(Decrease)
	(dollars in millions)

Net sales	$433.5	$434.6	-0.3%
Cost of sales	412.4	345.3	19.4%

Gross profit	21.1	89.3	-76.4%

Selling, general and administrative expenses	76.9	65.2	17.9%
Restructuring	26.5	-	nm
Litigation settlement, net	-	3.1	-100.0%

Operating (loss) income	(82.3)	21.0	-491.9%

Interest expense, net	30.1	31.7	-5.0%
Other non-operating expense (income), net	1.0	(2.4)	141.7%

Loss before income taxes	(113.4)	(8.3)	nm
Provision for income taxes	0.2	0.2	-
Net loss	$(113.6)	$(8.5)	nm
Comparison as a percentage of net sales
Cost of sales	95.1%	79.5%	15.6%
Gross margin	4.9%	20.5%	-15.6%
Selling, general and administrative expenses	17.7%	15.0%	2.7%
Operating margin	-19.0%	4.8%	-23.8%
Loss before income taxes	-26.2%	-1.9%	-24.3%
Net loss	-26.2%	-1.9%	-24.3%

Net sales for the first six months of 2012 were $433.5 million, a decrease of $1.1 million, or 0.3%, compared to the first six months of 2011. Overall net sales growth of nearly 10% within the thermal papers segment, on a shipment volumes increase of approximately 5%, only partially offset lower net sales and shipment volumes within both the carbonless papers and Encapsys business segments.

An operating loss of $82.3 million was recorded for the first six months of 2012. This compared to operating income of $21.0 million during the same period last year. The first half 2012 operating loss includes $100.4 million of restructuring expense and other costs related to ceasing papermaking operations in West Carrollton, Ohio. Noncash expense of $62.2 million for accelerated depreciation related to the decommissioning of papermaking assets as well as an $11.1 million noncash writedown of papermaking stores and spare parts inventories to lower of cost or market are included in cost of sales. Year-to-date, a $0.6 million noncash write-off of construction in progress is also included in cost of sales. As a result of working through the transition to the 15-year base paper supply agreement, additional costs of $4.7 million were reported during the first half of the year in cost of sales. Restructuring expense includes $25.6 million of employee termination benefits, including severance, related benefits and pension costs and $0.9 million of decommissioning costs. Selling, general and administrative expenses include $6.9 million of business combination transaction costs as well as increased stock-based incentive compensation. Operating income for the first six months of 2011 included a $3.1 million charge for a litigation settlement. Current year operating income was positively impacted by improved price and mix of $11.8 million. This was partially offset by a $4.1 million reduction of operating income due to lower shipment volumes, $1.0 million of added costs due to mill slowbacks to match customer demand and increased raw materials and utilities costs of $1.0 million.

The Company reported a net loss of $113.6 million for the first six months of 2012 compared to a net loss of $8.5 million reported last year. The net loss for the first six months of 2012 includes $105.1 million of restructuring expense and other costs related to West Carrollton and the overall transition to the base paper supply agreement, as well as the $6.9 million of business combination transaction costs. In addition, year-to-date 2012 net interest expense was $1.6 million lower than the same period last year. Foreign exchange losses were $2.0 million higher than last year and other income was $1.4 million lower.

Business Segment Discussion

Second quarter 2012 net sales within the Company’s paper business were $205.9 million or $2.5 million lower than second quarter 2011 net sales. First half 2012 net sales within the Company’s paper business were $418.3 million or $1.6 million higher than the same period last year. A second quarter 2012 operating loss of $23.6 million compared to second quarter 2011 operating income of $10.1 million. The first half 2012 operating loss of $72.4 million compared to a first half 2011 operating income of $22.2 million. The year-on-year operating (loss) income variance was the result of the following (dollars in millions):

	For the Three	For the Six
	Months Ended	Months Ended
	July 1, 2012 v.	July 1, 2012 v.
	the Three Months	the Six Months
	Ended July 3, 2011	Ended July 3, 2011

Favorable price and mix	$6.4	$11.9
Favorable manufacturing operations	4.8	6.5
Restructuring	(39.0)	(100.4)
Domtar transition costs	(3.9)	(4.7)
Selling, general and administrative expense and other	(2.7)	(3.5)
Lower shipment volumes	(1.5)	(2.2)
Favorable (unfavorable ) raw material and utilities pricing	2.2	(1.0)
Mill slowbacks to match customer demand	-	(1.2)
	$(33.7)	$(94.6)

Carbonless Papers

•
Second quarter 2012 carbonless papers net sales totaled $106.3 million, a decrease of $10.4 million, or 8.9%, from prior year. Overall shipment volumes during second quarter 2012 were approximately 11% lower than the same period last year. The Company discontinuing the sale of carbonless papers into certain non-strategic international markets reduced second quarter 2012 carbonless volumes by approximately 8% from the same period of 2011. During the first six months of 2012, carbonless net sales totaled $219.9 million, a decrease of $16.1 million, or 6.8% from prior year. On a year-to-date basis, 2012 carbonless shipment volumes were approximately 9% lower than last year. The impact of discontinuing the sale of certain non-strategic international volumes was to reduce carbonless shipment volumes by approximately 5% year-to-date. For both the three and six months ended July 1, 2012, the negative impact of lower shipment volumes was partially offset by the benefits realized from favorable pricing.

•
Second quarter 2012 carbonless papers operating loss of $14.6 million compared to $5.5 million of operating income reported in second quarter 2011. During the first six months of 2012, an operating loss of $41.8 million was reported compared to operating income of $15.0 million for the same period in 2011. The operating losses reported for the three and six months ended July 1, 2012 include restructuring and other related costs of $21.5 million and $55.2 million, respectively.

Thermal Papers

•
Second quarter 2012 thermal papers net sales totaled $99.6 million, an increase of $7.8 million, or 8.6%, over the same prior year period. Overall shipment volumes increased over 3% when compared to second quarter 2011. Continued strong demand for tag, label and entertainment (“TLE”) products accounted for an increase in shipment volumes of over 19% which included a 32% increase in shipments to international markets. Year-to-date, TLE volumes are up almost 19% over 2011, of which, sales into the international markets are up over 40%. For the current quarter, shipment volumes of receipt paper were down approximately 11% from second quarter 2011. Year-to-date, receipt paper volumes decreased approximately 7% when compared to 2011.

•
The thermal papers segment recorded an operating loss of $9.0 million for second quarter 2012. This compared to second quarter 2011 operating income of $4.7 million. During the first six months of 2012, an operating loss of $30.7 million was reported compared to operating income of $7.2 million for the same period in 2011. The operating losses reported for the three and six months ended July 1, 2012 included restructuring and other related costs of $17.5 million and $45.2 million, respectively.

Encapsys

•
Encapsys second quarter 2012 net sales of $12.9 million were $1.2 million, or 8.2%, lower than second quarter 2011. Second quarter 2012 volumes were approximately 16% lower than the prior year quarter. Lower Encapsys sales volume was the result of continued decline in demand for carbonless paper as well as customer supply chain management and a weak global economy reducing the demand for customer products using Encapsys microencapsulation. For the first six months of 2012, Encapsys recorded net sales of $26.2 million which were $3.3 million, or 11.2%, lower than the same period last year. Shipment volumes were down approximately 16%.

•
Largely as a result of lower shipment volumes, Encapsys second quarter 2012 operating income was $2.9 million compared to $3.2 million during the same quarter of 2011. Operating income for the six months ended July 1, 2012 was $5.1 million. During the same period last year, Encapsys reported operating income of $7.2 million.

Unallocated Corporate Charges

•
Unallocated corporate charges of $11.1 million were $9.4 million higher than the prior year quarter primarily due to $6.5 million of discontinued business combination transaction costs incurred during the quarter as well as increased stock-based incentive compensation of $2.1 million. Year-to-date 2012 expense of $13.3 million was $6.7 million higher than expense recorded for the first six months of 2011 and included $6.9 million of discontinued business combination transaction costs. Unallocated corporate charges for 2011 included a $3.1 million litigation settlement.

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations and available borrowings under its revolving credit facility, as amended. The Company expects that cash on hand, internally-generated cash flow and available credit from its revolving credit facility, as amended, will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At July 1, 2012, the Company had $3.4 million of cash and approximately $48.4 million of unused borrowing capacity under its revolving credit facility, as amended. The revolving credit facility, as amended, had an outstanding balance of $32.2 million and net debt was $540.8 million at July 1, 2012.

The Company was in compliance with all debt covenants at July 1, 2012, and is forecasted to remain compliant throughout 2012. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

Cash Flows from Operating Activities-Paperweight Development Corp. and Subsidiaries. Net cash used by operating activities during the first six months of 2012 was $19.7 million compared to $23.2 million of net cash provided during the same six-month period last year. The net loss of $113.6 million, adjusted for noncash charges, used $15.9 million in operating cash for the period. Noncash charges included $82.7 million of depreciation and amortization, an $11.1 million inventory revaluation charge, $1.8 million of noncash employer matching contributions to the KSOP and $3.4 million of other noncash charges. These noncash charges were decreased by $1.3 million of foreign currency hedging gain. An increase in working capital used $9.0 million of cash during the six-month period. A decrease in the pension liability, which included $17.0 million of pension plan contributions, resulted in a $12.2 million net use of cash. Other sources of cash were $17.4 million including an $18.0 million reserve for restructuring.

The primary component of the change in working capital was an $18.0 million increase in inventories resulting from the planned inventory build, that started during first quarter and peaked in second quarter, done to facilitate a smooth transition away from papermaking at the West Carrollton, Ohio mill and to the recently executed long-term base paper supply agreement. Inventory levels will go down significantly during the second half of the year. Accounts payable and other accrued liabilities provided a $13.2 million source of cash which included a $6.4 million restructuring reserve associated with the cessation of papermaking operations at West Carrollton, Ohio. Other components of the change in working capital were a $6.1 million increase in accounts receivable and a $1.9 million decrease in other current assets.

Cash Flows from Operating Activities-Appleton Papers Inc. and Subsidiaries. Net cash used by operating activities during the first six months of 2012 was $24.9 million. Cash provided by operating activities during the first six months of 2011 was $7.3 million. As Appleton is the primary operating subsidiary of the Company, a majority of the components of cash flows from operating activities are the same as those discussed above for Paperweight Development Corp. and Subsidiaries. Under an arbitration award with NCR, related to remediation of the Lower Fox River, Appleton agreed to share defense and liability costs with NCR and therefore the funding under this agreement is included in operating activities. This is the main driver of the additional changes in cash flows from operating activities.

Cash Flows from Investing Activities-Paperweight Development Corp and Subsidiaries and Appleton Papers Inc. and Subsidiaries. During the first six months of 2012, $4.4 million of cash was used for investing activities, all of which was for the acquisition of property, plant and equipment. This compares to $8.0 million used during the first six months of 2011, all of which was used for the acquisition of property, plant and equipment.

Cash Flows from Financing Activities-Paperweight Development Corp. and Subsidiaries. Net cash provided by financing activities during the first six months of 2012 was $20.2 million compared to $14.0 million of cash used during the prior year. During the first half of this year, the Company made mandatory debt repayments of $0.6 million, plus interest, on its State of Ohio loans. During 2012, the Company borrowed a net $32.2 million on its revolving credit facility, as amended. During March 2012, the Company received the proceeds of a $0.3 million note issued to Appleton Papers Inc. by Columbia County, Wisconsin.

First half 2012 proceeds from the issuance of PDC redeemable common stock totaled $1.6 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during the first six months of 2012. Payments to redeem PDC stock were $8.6 million during this same period of 2012.

Cash overdrafts decreased $4.7 million during the first half of 2012. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

Cash Flows from Financing Activities-Appleton Papers Inc. and Subsidiaries. Net cash provided by financing activities during the first half of 2012 was $25.4 million compared to cash provided of $1.9 million during the prior year period. As Appleton is the primary operating subsidiary of the Company, a majority of the components of cash flows from financing activities are the same as those discussed above for Paperweight Development Corp. and Subsidiaries. As Appleton is indemnified by PDC for payments made under the arbitration award with NCR, related to the remediation of the Lower Fox River, funds due from PDC are recorded as a financing activity. The main driver of the additional changes in cash flows from financing activities is due to this change in due from PDC.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, "Presentation of Comprehensive Income." It provides updated guidance related to the presentation of other comprehensive income, offering two alternatives for presentation, including (a) a single continuous statement of comprehensive income or (b) two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” It defers the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income, for both interim and annual reporting periods. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As required, the Company adopted this guidance during first quarter 2012 and the necessary presentation is included in its condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," which amends ASC 820. This updated guidance relates to fair value measurements and disclosures, including (a) the application of the highest and best use valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity and (c) quantitative information required for fair value measurements categorized within Level 3. Additionally, disclosure requirements have been expanded to include additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As required, the Company adopted this guidance during first quarter 2012. Any required disclosures are included in Note 14, Derivative Instruments and Hedging Activities and Note 16, Fair Value of Financial Instruments.

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

Appleton is obligated to share defense and liability costs with NCR as determined by an agreement and a 2006 arbitration determination (“the Arbitration”).

    On April 10, 2012, the United States District Court for the Eastern District of Wisconsin granted Appleton’s motion for summary judgment and dismissed all claims against Appleton in the enforcement action. The decision establishes that Appleton is no longer a PRP, no longer liable under the federal Comprehensive Environmental Response, Compensation, and Liability Act, (“CERCLA” or “Superfund”), no longer considered a legal successor to NCR’s liabilities, and no longer required to comply with the 106 Order commanding remediation of the Lower Fox River. As a result of the ruling, as of April 1, 2012, Appleton eliminated its Fox River Liability and offsetting environmental indemnification receivable and recorded an Arbitration liability and an offsetting environmental indemnification receivable. In addition, on July 3, 2012, the United States District Court for the Eastern District of Wisconsin determined that Appleton Coated Paper Company and NCR did not arrange for the disposal of hazardous waste within the meaning of CERCLA.

    The rulings do not affect Appleton’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2006 arbitration determination (“the Arbitration”) arising out of Appleton’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appleton and BAT have joint and several liability under the Arbitration. The current carrying amount of Appleton’s liability under the Arbitration is $42.5 million which represents Appleton’s best estimate of amounts to be paid during the next twelve months. On June 8, 2012, BAT served AWA with a claim filed in a United Kingdom court, seeking a declaration that BAT is indemnified by AWA from and against any losses relating to the Lower Fox River. On June 26, 2012, BAT served Appleton with the same claim, seeking a declaration that BAT is indemnified by Appleton.

    Prior to the ruling in the above enforcement action, the United States Environmental Protection Agency (“EPA”) and Wisconsin Department of Natural Resources (“DNR”) claimed Appleton was a PRP with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin. Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. During this period, wastewater containing PCBs was discharged into the Lower Fox River from a publicly-owned treatment works, from the Appleton Plant, from the Combined Locks, Wisconsin paper mill and from other local industrial facilities. Wastewater from the Appleton plant was processed through the publicly-owned treatment works. Appleton purchased the Appleton plant and the Combined Locks, Wisconsin paper mill from NCR in 1978, long after the use of PCBs in the manufacturing process was discontinued. The EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River pursuant to which certain of the PRPs commenced remediation in 2008. The various PRPs, including NCR, the EPA and the DNR continue to contest the scope, extent and costs of the remediation as well as the appropriate bases for determining the parties’ relative shares of the remediation cost.

    The rulings also do not affect either of the two indemnification agreements entered in 2001 wherein Arjo Wiggins Appleton Ltd, now known as Windward Prospects Ltd (“AWA”), agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration), which are defined in the agreements as the Fox River Liabilities. Appleton has recorded a $42.5 million environmental indemnification receivable as of July 1, 2012.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seek” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address the Company’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that it expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2011, as well as in the Quarterly Report on Form 10-Q for the current quarter ended July 1, 2012, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, do not place undue reliance on the forward-looking statements. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6 – Exhibits

10.1
    Third Amendment to Credit Agreement, dated as of May 1, 2012, among Appleton Papers Inc., as borrower, Paperweight
    Development Corp., as holdings, Fifth Third Bank, as administrative agent, swing line lender and an L/C issuer, and the other lenders party thereto.

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

APPLETON PAPERS INC. (Registrant)

Date: August 9, 2012	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: August 9, 2012	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)