Form 10-Q
period 2012-10-18
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2012-11-09
CIK 1144326, 1166365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

As of November 1, 2012, 8,911,477 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of November 1, 2012, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Documents incorporated by reference: None.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

			Page Number
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	a)	Condensed Consolidated Balance Sheets
		Paperweight Development Corp. and Subsidiaries	3
		Appleton Papers Inc. and Subsidiaries	4

	b)	Condensed Consolidated Statements of Comprehensive (Loss) Income
		Paperweight Development Corp. and Subsidiaries	5
		Appleton Papers Inc. and Subsidiaries	6

	c)	Condensed Consolidated Statements of Cash Flows
		Paperweight Development Corp. and Subsidiaries	7
		Appleton Papers Inc. and Subsidiaries	8

	d)	Consolidated Statements of Redeemable Common Stock, Accumulated Deficit
		and Accumulated Other Comprehensive Loss
		Paperweight Development Corp. and Subsidiaries	9

	e)	Consolidated Statements of Equity
		Appleton Papers Inc. and Subsidiaries	10

	f)	Notes to Condensed Consolidated Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		34

Item 3	Quantitative and Qualitative Disclosures About Market Risk		41

Item 4	Controls and Procedures		41

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		42

Item 1A	Risk Factors		42

Item 6	Exhibits		45

Signatures			46

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)
	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$2,443	$7,241
Accounts receivable, less allowance for doubtful accounts of $1,576 and $1,186, respectively	95,721	90,339
Inventories	102,173	102,527
Other current assets	51,112	54,724
Total current assets	251,449	254,831

Property, plant and equipment, net of accumulated depreciation of $601,234 and $513,985, respectively	243,870	324,665
Intangible assets, net	44,411	46,125
Other assets	15,257	16,297

Total assets	$554,987	$641,918

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$3,906	$1,256
Accounts payable	63,172	51,766
Accrued interest	16,196	2,628
Other accrued liabilities	92,788	91,427
Total current liabilities	176,062	147,077

Long-term debt	515,590	510,533
Postretirement benefits other than pension	41,655	41,611
Accrued pension	100,099	125,245
Other long-term liabilities	32,079	7,389
Commitments and contingencies (Note 12)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 8,917,722 and 9,212,808, respectively	85,518	97,615
Accumulated deficit	(258,807)	(150,193)
Accumulated other comprehensive loss	(137,209)	(137,359)
Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$554,987	$641,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)
	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$2,443	$7,241
Accounts receivable, less allowance for doubtful accounts of $1,576 and $1,186, respectively	95,721	90,339
Inventories	102,173	102,527
Other current assets	51,112	54,724
Total current assets	251,449	254,831

Property, plant and equipment, net of accumulated depreciation of $601,234 and $513,985, respectively	243,870	324,665
Intangible assets, net	44,411	46,125
Other assets	15,245	16,285

Total assets	$554,975	$641,906

LIABILITIES AND TOTAL EQUITY
Current liabilities
Current portion of long-term debt	$3,906	$1,256
Accounts payable	63,172	51,766
Accrued interest	16,196	2,628
Other accrued liabilities	92,788	91,427
Total current liabilities	176,062	147,077

Long-term debt	515,590	510,533
Postretirement benefits other than pension	41,655	41,611
Accrued pension	100,099	125,245
Other long-term liabilities	32,079	7,389
Total liabilities	865,485	831,855
Commitments and contingencies (Note 12)	-	-
Common stock, $100.00 par value, 130,000 shares authorized, 100 shares issued and outstanding	10,500	10,500
Paid-in capital	623,305	623,305
Due from parent	(234,171)	(229,100)
Accumulated deficit	(572,935)	(457,295)
Accumulated other comprehensive loss	(137,209)	(137,359)
Total equity	(310,510)	(189,949)
Total liabilities and equity	$554,975	$641,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net sales	$210,744	$217,104	$644,275	$651,705

Cost of sales	167,977	173,161	580,395	518,485

Gross profit	42,767	43,943	63,880	133,220

Selling, general and administrative expenses	32,302	32,744	109,220	97,865
Environmental expense insurance recovery	(2,188)	-	(2,188)	-
Restructuring	703	-	27,175	-
Litigation settlement, net	-	-	-	3,122

Operating income (loss)	11,950	11,199	(70,327)	32,233

Other expense (income)
Interest expense	14,832	15,112	44,925	46,945
Interest income	(42)	(47)	(54)	(121)
Recovery from litigation	-	(23,229)	-	(23,229)
Foreign exchange (gain) loss	(864)	1,352	130	278
Other expense (income)	94	(175)	166	(1,549)

(Loss) income before income taxes	(2,070)	18,186	(115,494)	9,909

Provision for income taxes	6	160	146	361

Net (loss) income	$(2,076)	$18,026	$(115,640)	$9,548

Comprehensive (loss) income	$(901)	$22,710	$(115,490)	$14,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net sales	$210,744	$217,104	$644,275	$651,705

Cost of sales	167,977	173,161	580,395	518,485

Gross profit	42,767	43,943	63,880	133,220

Selling, general and administrative expenses	32,302	32,744	109,220	97,865
Environmental expense insurance recovery	(2,188)	-	(2,188)	-
Restructuring	703	-	27,175	-
Litigation settlement, net	-	-	-	3,122

Operating income (loss)	11,950	11,199	(70,327)	32,233

Other expense (income)
Interest expense	14,832	15,112	44,925	46,945
Interest income	(42)	(47)	(54)	(121)
Recovery from litigation	-	(23,229)	-	(23,229)
Foreign exchange (gain) loss	(864)	1,352	130	278
Other expense (income)	94	(175)	166	(1,549)

(Loss) income before income taxes	(2,070)	18,186	(115,494)	9,909

Provision for income taxes	6	160	146	361

Net (loss) income	$(2,076)	$18,026	$(115,640)	$9,548

Comprehensive (loss) income	$(901)	$22,710	$(115,490)	$14,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands)
	September 30, 2012	October 2, 2011
Cash flows from operating activities:
Net (loss) income	$(115,640)	$9,548
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	89,455	34,669
Amortization of intangible assets	1,714	1,749
Impaired inventory revaluation	11,078	-
Amortization of financing fees	1,968	2,755
Amortization of bond discount	792	713
Employer 401(k) noncash matching contributions	2,332	2,013
Foreign exchange loss	108	291
Net gain from involuntary conversion of equipment	-	(1,374)
Noncash gain on foreign currency hedging	(1,983)	-
Loss on disposals of equipment	629	205
Accretion of capital lease obligation	7	6
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(6,032)	(1,854)
Inventories	(10,463)	(835)
Other current assets	(1,544)	13,264
Accounts payable and other accrued liabilities	37,050	22,989
Accrued pension	(17,362)	(13,482)
Other, net	17,578	(487)
Net cash provided by operating activities	9,687	70,170

Cash flows from investing activities:
Proceeds from sale of equipment	20	-
Proceeds from sale of Films	-	2,000
Insurance proceeds from involuntary conversion of equipment	-	1,374
Additions to property, plant and equipment	(9,015)	(10,591)
Net cash used by investing activities	(8,995)	(7,217)

Cash flows from financing activities:
Payment of senior notes payable	-	(17,491)
Payments relating to capital lease obligation	(46)	(36)
Proceeds from revolving line of credit	190,300	179,350
Payments of revolving line of credit	(182,750)	(208,650)
Payments of State of Ohio loans	(935)	(900)
Proceeds from municipal debt	300	-
Proceeds from issuance of redeemable common stock	1,677	1,382
Payments to redeem common stock	(8,579)	(7,388)
Decrease in cash overdraft	(5,479)	(1,288)
Net cash used by financing activities	(5,512)	(55,021)

Effect of foreign exchange rate changes on cash and cash equivalents	22	(13)
Change in cash and cash equivalents	(4,798)	7,919
Cash and cash equivalents at beginning of period	7,241	3,772
Cash and cash equivalents at end of period	$2,443	$11,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands)

	September 30, 2012	October 2, 2011
Cash flows from operating activities:
Net (loss) income	$(115,640)	$9,548
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	89,455	34,669
Amortization of intangible assets	1,714	1,749
Impaired inventory revaluation	11,078	-
Amortization of financing fees	1,968	2,755
Amortization of bond discount	792	713
Employer 401(k) noncash matching contributions	2,332	2,013
Foreign exchange loss	108	291
Net gain from involuntary conversion of equipment	-	(1,374)
Noncash gain on foreign currency hedging	(1,983)	-
Loss on disposals of equipment	629	205
Accretion of capital lease obligation	7	6
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(6,032)	(1,854)
Inventories	(10,463)	(835)
Other current assets	(1,544)	13,264
Accounts payable and other accrued liabilities	31,893	14,672
Accrued pension	(17,362)	(13,482)
Other, net	15,747	(1,779)
Net cash provided by operating activities	2,699	60,561

Cash flows from investing activities:
Proceeds from sale of equipment	20	-
Proceeds from sale of Films	-	2000
Insurance proceeds from involuntary conversion of equipment	-	1,374
Additions to property, plant and equipment	(9,015)	(10,591)
Net cash used by investing activities	(8,995)	(7,217)

Cash flows from financing activities:
Payment of senior notes payable	-	(17,491)
Payments relating to capital lease obligation	(46)	(36)
Proceeds from revolving line of credit	190,300	179,350
Payments of revolving line of credit	(182,750)	(208,650)
Payments of State of Ohio loans	(935)	(900)
Proceeds from municipal debt	300	-
Due from Parent	86	3,603
Decrease in cash overdraft	(5,479)	(1,288)
Net cash provided (used) by financing activities	1,476	(45,412)

Effect of foreign exchange rate changes on cash and cash equivalents	22	(13)
Change in cash and cash equivalents	(4,798)	7,919
Cash and cash equivalents at beginning of period	7,241	3,772
Cash and cash equivalents at end of period	$2,443	$11,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss

Balance, December 31, 2011	9,212,808	$97,615	$(150,193)	$(137,359)

Comprehensive loss:
Net loss	-	-	(115,640)	-
Other comprehensive income	-	-	-	150
Issuance of redeemable common stock	232,406	3,508	-	-
Redemption of redeemable common stock	(527,492)	(8,579)	-	-
Accretion of redeemable common stock	-	(7,026)	7,026	-

Balance, September 30, 2012	8,917,722	$85,518	$(258,807)	$(137,209)

Balance, January 1, 2011	9,713,212	$110,045	$(153,765)	$(92,271)

Comprehensive income:
Net income	-	-	9,548	-
Other comprehensive income	-	-	-	4,795
Issuance of redeemable common stock	208,340	2,674	-	-
Redemption of redeemable common stock	(563,688)	(7,388)	-	-
Accretion of redeemable common stock	-	(4,269)	4,269	-
Balance, October 2, 2011	9,357,864	$101,062	$(139,948)	$(87,476)

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY FOR THE NINE MONTHS ENDED (unaudited) (dollars in thousands, except share data)
	Common Stock
	Shares Outstanding	Amount	Paid-in Capital	Due from Parent	Accumulated Deficit	Accumulated Other Comprehensive Loss

Balance, December 31, 2011	100	$10,500	$623,305	$ (229,100)	$(457,295)	$(137,359)

Comprehensive loss:
Net loss	-	-	-	-	(115,640)	-
Other comprehensive income	-	-	-	-	-	150
Change in due from parent	-	-	-	(5,071)	-	-
Balance, September 30, 2012	100	$10,500	$623,305	$ (234,171)	$(572,935)	$(137,209)

Balance, January 1, 2011	100	$10,500	$623,305	$ (222,354)	$(455,183)	$(92,271)

Comprehensive income:
Net income	-	-	-	-	9,548	-
Other comprehensive income	-	-	-	-	-	4,795
Change in due from parent	-	-	-	(4,714)	-	-
Balance, October 2, 2011	100	$10,500	$623,305	$ (227,068)	$(445,635)	$(87,476)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair statement of comprehensive (loss) income for the three and nine months ended September 30, 2012 and October 2, 2011, the cash flows for the nine months ended September 30, 2012 and October 2, 2011 and financial position at September 30, 2012 and December 31, 2011 have been made. All adjustments made were of a normal recurring nature.

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

           In connection with its approval of this supply agreement, the Company’s Board of Directors authorized a plan for the Company to dispose of papermaking assets at its West Carrollton, Ohio paper mill and move more carbonless coating to the Company’s converting plant in Appleton, Wisconsin. As a result, it was anticipated that approximately 335 jobs would be eliminated at the West Carrollton mill and approximately 50 jobs added at the Appleton facility. As of the end of third quarter 2012, headcount at West Carrollton has been reduced by 313. Headcount at the Appleton facility increased by 68. Thermal coating operations at the West Carrollton facility will continue to operate. During the three and nine months ended September 30, 2012, the Company recorded restructuring expense and other related costs totaling $1.6 million and $102.0 million, respectively. These include the following (dollars in thousands):

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012	Location on Statement of Comprehensive (Loss) Income

Employee termination benefits	$(250)	$25,281	Restructuring
Decommissioning and other expenses	953	1,894	Restructuring
Accelerated depreciation	887	63,140	Cost of sales
Revaluation of inventory	-	11,078	Cost of sales
Loss on disposal of fixed assets	-	572	Cost of sales
	$1,590	$101,965

           Of the costs recorded during third quarter 2012, $0.9 million were allocated to the carbonless papers segment and $0.7 million were allocated to the thermal papers segment. Of the costs recorded during the first nine months of 2012, $56.1 million were allocated to the carbonless papers segment and $45.9 million were allocated to the thermal papers segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The table below summarizes the components of the restructuring reserve included in the Condensed Consolidated Balance Sheet as of September 30, 2012.

	December 31, 2011 Reserve	2012 Additions to Reserve	2012 Utilization	September 30, 2012 Reserve
Exit costs – equipment decommissioning	$-	$1,894	$(1,894)	$-
Employee termination benefits - short-term	-	7,281	(4,486)	2,795
Employee termination benefits - long-term	-	18,000	-	18,000
	$-	$27,175	$(6,380)	$20,795

            Employee termination benefits include severance as well as related benefits and pension costs. At September 30, 2012, $2.8 million is included in current liabilities and $18.0 million is included in other long-term liabilities. The Company expects to incur additional charges for employee termination costs and other exit costs of approximately $0.7 million, of which, approximately $0.4 million and $0.3 million will be allocated to the carbonless papers and thermal papers segments, respectively. Cash in the range of approximately $42 million to $45 million is anticipated to be paid over the next five years.

During second quarter 2012, papermaking equipment was decommissioned and, by year-end 2012, certain real property used in the papermaking operations will be abandoned. As a result, accelerated depreciation of $0.9 million and $63.1 million was recorded for the three and nine months ended September 30, 2012, respectively. Related to the decommissioning of papermaking assets, stores and spare parts inventories were revalued to lower of cost or market and resulted in a write-down of $11.1 million for the nine months ended September 30, 2012. Construction in progress of $0.6 million was also written off during first quarter, 2012. These were all noncash charges. During the remainder of 2012, the Company expects to incur additional noncash charges related to the decommissioning of papermaking assets of approximately $1.9 million, consisting primarily of accelerated depreciation. Of these noncash charges, approximately $1.0 million and $0.9 million will be allocated to the carbonless papers and thermal papers segments, respectively.

3.       OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.

The Company’s intangible assets consist of the following (dollars in thousands):

	As of September 30, 2012		As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$25,750	$44,665	$24,177
Patents	7,808	7,808	10,071	10,071
Customer relationships	5,365	2,734	5,365	2,593
Subtotal	57,838	$36,292	60,101	$36,841
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$80,703		$82,966

Of the $80.7 million of acquired intangible assets, $67.5 million was assigned to registered trademarks. Trademarks of $44.6 million related to carbonless paper are being amortized over their useful life of 20 years, while the remaining $22.9 million are considered to have an indefinite life and are not subject to amortization. Customer relationships are being amortized over their estimated useful lives of 25 years.

Amortization expense for the three and nine months ended September 30, 2012 was $0.6 million and $1.7 million, respectively. Amortization expense for the three and nine months ended October 2, 2011 was $0.6 million and $1.7 million, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	September 30, 2012	December 31, 2011
Finished goods	$47,163	$42,538
Raw materials, work in process and supplies	55,010	59,989
	$102,173	$102,527

Stores and spare parts inventory balances of $15.9 million and $25.5 million at September 30, 2012 and December 31, 2011, respectively, are valued at average cost and are included in raw materials, work in process and supplies. All other inventories are valued using the first-in, first-out (“FIFO”) method.

5.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	September 30, 2012	December 31, 2011
Land and improvements	$9,634	$9,279
Buildings and improvements	133,574	133,042
Machinery and equipment	659,874	657,310
Software	33,611	33,349
Capital lease	165	165
Construction in progress	8,246	5,505
	845,104	838,650
Accumulated depreciation	(601,234)	(513,985)
	$243,870	$324,665

Depreciation expense for the three and nine months ended September 30, 2012 and October 2, 2011 consists of the following (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
Depreciation Expense	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Cost of sales	$7,364	$10,593	$87,487	$31,290
Selling, general and administrative expenses	583	1,126	1,968	3,379
	$7,947	$11,719	$89,455	$34,669

Included in depreciation expense for the three and nine months ended September 30, 2012, the Company recorded $0.9 million and $63.1 million, respectively, of accelerated depreciation related to the decommissioning of papermaking assets at the West Carrollton, Ohio mill. These amounts are included in cost of sales on the Company’s Condensed Consolidated Statement of Comprehensive (Loss) Income for the three months and nine months ended September 30, 2012 and in accumulated depreciation as presented above.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6.       OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):

	September 30, 2012	December 31, 2011
Environmental indemnification receivable	$40,842	$46,000
Environmental expense insurance recovery	5,160	2,960
Other	5,110	5,764
	$51,112	$54,724

The environmental indemnification receivables of $40.8 million and $46.0 million, noted above for the periods ended September 30, 2012 and December 31, 2011, respectively, represent an indemnification receivable from Arjo Wiggins Appleton Ltd, now known as Windward Prospects Ltd (“AWA”), as recorded on the Condensed Consolidated Balance Sheet of Paperweight Development Corp. and Subsidiaries and an indemnification receivable from PDC as recorded on the Condensed Consolidated Balance Sheet of Appleton Papers Inc. and Subsidiaries.

Other noncurrent assets for Paperweight Development Corp. and Subsidiaries consist of the following (dollars in thousands):

	September 30, 2012	December 31, 2011
Deferred debt issuance costs	$8,413	$10,381
Other	6,844	5,916
	$15,257	$16,297

Other noncurrent assets for Appleton Papers Inc. and Subsidiaries consist of the following (dollars in thousands):

	September 30, 2012	December 31, 2011
Deferred debt issuance costs	$8,413	$10,381
Other	6,832	5,904
	$15,245	$16,285

7.      OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	September 30, 2012	December 31, 2011
Compensation	$13,139	$9,966
Trade discounts	16,125	15,277
Workers’ compensation	4,846	5,090
Accrued insurance	1,996	2,153
Other accrued taxes	1,539	1,181
Postretirement benefits other than pension	3,218	3,218
Fox River Liabilities	40,842	46,000
Litigation settlement	-	750
Restructuring reserve	2,795	-
Other	8,288	7,792
	$92,788	$91,427

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

8.       NEW ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” It provides the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not an indefinite-lived intangible asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, though early adoption is permitted. The Company expects that adoption will not have a significant impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." It provides updated guidance related to the presentation of other comprehensive income, offering two alternatives for presentation, including (a) a single continuous statement of comprehensive income or (b) two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” It indefinitely defers the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income, for both interim and annual reporting periods. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As required, the Company adopted this guidance during first quarter 2012 and the necessary presentation is included in its condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," which amends ASC 820. This updated guidance relates to fair value measurements and disclosures, including (a) the application of the highest and best use valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity and (c) quantitative information required for fair value measurements categorized within Level 3. Additionally, disclosure requirements have been expanded to include additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As required, the Company adopted this guidance during first quarter 2012. Any required disclosures are included in Note 14, Derivative Instruments and Hedging Activities and Note 16, Fair Value Measurements.

9.      EMPLOYEE BENEFITS

The Company has various defined benefit pension plans and defined contribution pension plans. This includes a Supplemental Executive Retirement Plan (“SERP”) to provide retirement benefits for management and other highly-compensated employees whose benefits are reduced by the tax-qualified plan limitations of the pension plan for eligible salaried employees. Effective March 1, 2011, for those non-union employees not already participating in the Retirement Contribution benefit under the Appleton Papers Inc. Retirement Savings and Employee Stock Ownership Plan (the “KSOP”), plan benefits accrued under the Appleton Papers Inc. Retirement Plan (the “Plan”) were frozen.

The components of net periodic pension cost associated with the defined benefit pension plans include the following (dollars in thousands):
Pension Benefits	For the Three Months Ended September 30, 2012	For the Three Months Ended October 2, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended October 2, 2011
Net periodic benefit cost
Service cost	$924	$1,027	$2,930	$3,080
Interest cost	4,953	4,954	14,601	14,863
Expected return on plan assets	(5,928)	(5,603)	(17,306)	(16,809)
Amortization of prior service cost	122	122	365	365
Amortization of actuarial loss	2,862	1,113	7,419	3,340
Net periodic benefit cost	$2,933	$1,613	$8,009	$4,839

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The Company planned to contribute $25 million to its defined benefit pension plan in 2012. The Company contributed the entire $25 million to the plan during the first nine months of 2012.

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

The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended September 30, 2012	For the Three Months Ended October 2, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended October 2, 2011
Net periodic benefit cost
Service cost	$45	$115	$281	$395
Interest cost	395	614	1,409	1,916
Amortization of prior service credit	(373)	(654)	(1,949)	(2,034)
Amortization of actuarial loss	86	62	331	376
Curtailment gain	-	-	(3,726)	-
Net periodic benefit cost (credit)	$153	$137	$(3,654)	$653

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The Compensation Committee of the board establishes the number of units granted each year under these plans in accordance with the Compensation Committee’s stated goals and policies. The Compensation Committee has the discretion to use either, or both, plan(s) as appropriate to attract, motivate and retain key management employees while managing the expense to the Company. In 2011, all units were granted under the LTIP. In 2012, units were granted under both plans. Units are valued at the most recent PDC stock price as determined by the semi-annual ESOP valuation as of June 30 and December 31. As of July 1, 2012, the fair market value of one share of PDC common stock was $18.80. On July 13, 2012, Appleton and Hicks Acquisition Company II announced their agreement to discontinue the proposed business combination that was announced on May 16, 2012. As a result, the Company’s ESOP Administrative Committee requested a new valuation to accurately reflect the fair market value of PDC stock. As of July 16, 2012, the fair value of one share of PDC common stock is $16.45. During 2012, 116,500 additional units were granted under the RSU plan. Due to terminations of employment, 22,000, 10,500 and 7,500 unvested units were forfeited during 2012, 2011 and 2010, respectively. A balance of 289,500 RSU units remains as of September 30, 2012. Approximately $0.1 million and $1.3 million of expense, related to this plan, was recorded during the three- and nine-month periods ended September 30, 2012. Approximately $0.2 million and $0.7 million of expense, related to this plan, was recorded during the three- and nine-month periods ended October 2, 2011. During 2012, 283,000 additional units were granted under the LTIP plan. Due to the third quarter 2012 change in PDC share price, $0.4 million of previously-recorded expense related to this plan was recovered during the quarter. Approximately $1.2 million of expense was recorded during the nine-month period ended September 30, 2012. Approximately $0.2 million of expense was recorded during the nine months ended October 2, 2011, all of which was recorded during the first half of the year.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of phantom units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of units to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as determined by the semi-annual ESOP valuation. This deferred compensation vests coincidental with the board member’s continued service on the board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. Due to the third quarter 2012 change in PDC share price, $0.1 million of previously-recorded expense related to this plan was recovered during the quarter. Approximately $0.2 million was recorded as expense for the nine-month period ended September 30, 2012. There was no expense recorded for this plan during the three months ended October 2, 2011 and approximately $0.2 million was recorded as expense for the nine-month period ended October 2, 2011.

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

            The rulings do not affect Appleton’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2005 arbitration determination (“the Arbitration”) arising out of Appleton’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appleton and BAT have joint and several liability under the Arbitration. The current carrying amount of Appleton’s liability under the Arbitration is $40.8 million which represents Appleton’s best estimate of amounts to be paid during 2012. On June 8, 2012, BAT served AWA with a claim filed in a United Kingdom court, seeking a declaration that BAT is indemnified by AWA from and against any losses relating to the Lower Fox River. On June 26, 2012, BAT served Appleton with the same claim, seeking a declaration that BAT is indemnified by Appleton. Appleton intends to vigorously defend against this claim and has filed an application challenging the jurisdiction of the United Kingdom court.

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

The rulings also do not affect either of the two indemnification agreements entered in 2001 wherein AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration), which are defined in the agreements as the Fox River Liabilities. Appleton has recorded a $40.8 million environmental indemnification receivable as of September 30, 2012.

    Estimates of Liability. Appleton cannot estimate reasonably possible losses in excess of amounts accrued due to uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of natural resource damage (“NRD”) assessments, the evolving nature of remediation and restoration technologies and governmental policies, NCR’s share of liability relative to other PRPs and the extent of BAT’s performance under the Arbitration. Appleton believes NCR has paid more than its estimated share of the liability based on the assumptions below. Interim legal determinations may periodically obligate NCR (and BAT and Appleton pursuant to the Arbitration) to fund portions of the cleanup costs to extents greater than NCR’s share as finally determined, and in such instances, Appleton may reserve additional amounts (including appropriate reimbursement under its indemnification agreements as discussed below).

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

    Appleton believes its recorded liability reflects its best estimate of expected payments during 2012 under the Arbitration Agreement, including the expanded activity expected to result from the April 2012 preliminary injunction granted by the court requiring NCR to fund certain remediation in 2012. The court’s decision on the April 2012 preliminary injunction was upheld by the 7th Circuit Court of Appeals. Appleton believes NCR has paid more than its estimated share of the liability, as described above, and therefore cannot estimate reasonably possible payments beyond 2012 under the Arbitration.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA. As of September 30, 2012, AWA has paid $271.5 million in connection with Fox River Liabilities. At September 30, 2012, PDC’s total indemnification receivable from AWA was $40.8 million, all of which is recorded in other current assets. In addition, at September 30, 2012, the total Appleton indemnification receivable from PDC was $40.8 million, all of which is recorded in other current assets.

In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009. The insurers appealed the final judgment. In June 2010, the Wisconsin Court of Appeals upheld the final judgment. Settlements have been negotiated between the insurers and Appleton. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. During 2010, Appleton recorded an $8.9 million receivable, representing settlements to be received in excess of amounts reimbursable to AWA, in the Consolidated Balance Sheet as of January 1, 2011. During 2011, Appleton received $6.2 million of these funds. During third quarter 2012, an additional receivable of $2.2 million was recorded representing additional insurance recovery due Appleton. The receivable is included in other current assets of the Condensed Consolidated Balance Sheet as of September 30, 2012. A corresponding environmental expense insurance recovery of $2.2 million was also recorded as a separate line item within operating income on the Condensed Consolidated Statement of Comprehensive (Loss) Income for the three and nine months ended September 30, 2012. All monies due Appleton were received during October 2012, satisfying the total receivable.

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

13.      EMPLOYEE STOCK OWNERSHIP PLAN

The Company’s matching contributions charged to expense were $0.5 million for both of the three-month periods ended September 30, 2012 and October 2, 2011. The Company’s matching contributions charged to expense were $2.3 million and $2.0 million for the nine-month periods ended September 30, 2012 and October 2, 2011, respectively. As a result of hardship withdrawals, required diversifications and employee terminations, 527,492 shares of PDC redeemable common stock were repurchased during the first nine months of 2012 at an aggregate price of approximately $8.6 million. During the same period, the ESOP trustee purchased 111,151 shares of PDC redeemable common stock for an aggregate price of $1.7 million using pre-tax deferrals, rollovers and loan payments made by employees, while the Company’s matching contributions for this same period resulted in an additional 121,255 shares of redeemable common stock being issued. As a result of hardship withdrawals, required diversifications and employee terminations, 563,688 shares of PDC redeemable common stock were repurchased during the first nine months of 2011 at an aggregate price of approximately $7.4 million. During the same period, the ESOP trustee purchased 107,671 shares of PDC redeemable common stock for an aggregate price of $1.4 million using pre-tax deferrals, rollovers and loan payments made by employees, while the Company’s matching contributions for this same period resulted in an additional 100,669 shares of redeemable common stock being issued.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period-end. Redeemable common stock is being accreted to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of September 30, 2012. As a result of the impact of decreases in share price prior to year-end 2010, the Company reduced its redeemable common stock accretion by $7.0 million for the nine months ended September 30, 2012. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $151 million has been determined. The redeemable common stock recorded book value as of September 30, 2012, was $86 million.

Due to valuations prior to year-end 2010 resulting in decreases to the stock price, redeemable common stock accretion was reduced by $4.3 million for the nine months ended October 2, 2011. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $132 million was determined. The recorded book value of the redeemable common stock as of October 2, 2011 was $101 million.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive loss and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transactions will not occur. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions is $30.8 million as of September 30, 2012. These contracts have settlement dates extending through December 2013.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the strike price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At September 30, 2012, the hedged volumes of these contracts totaled 101,000 MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2012.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. These contracts are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on pricing published by RISI, Inc. (“RISI”) as measured on the last trading day of the accounting period and compared to the swap’s fixed price. During first quarter 2012, there were two pulp swap contracts in place. The first swap had a hedge volume of 2,000 tons of pulp and was settled in February 2012. It was not designated as a hedge, and therefore, gains or losses due to changes in fair value were recorded in current period earnings. The second pulp hedge was designated as a cash flow hedge of forecasted pulp purchases, and therefore, the change in the effective portion of the fair value of the hedge is deferred in accumulated other comprehensive loss until the inventory containing the pulp is sold. As of September 30, 2012, this pulp hedge was settled and there are no other swap contracts in place.

The following table presents the location and fair values of derivative instruments included in the Company’s Condensed Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	September 30, 2012		December 31, 2011
Foreign currency exchange derivatives	Other current liabilities	$143		$-
Pulp fixed swap	Other current liabilities		-	760

Not Designated as a Hedge
Natural gas fixed swap	Other current liabilities	102		599
Pulp fixed swap	Other current liabilities	-		200

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

The following table presents the location and amount of (gains) losses on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Comprehensive (Loss) Income for the three and nine months ended September 30, 2012 and October 2, 2011 and (gains) losses initially recognized in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

Designated as a Hedge	Statement of Comprehensive (Loss) Income Location	For the Three Months Ended September 30, 2012	For the Three Months Ended October 2, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended October 2, 2011

Foreign currency exchange derivatives	Net sales	$(1,070)	$(18)	$(2,653)	$814

Gains recognized in accumulated other comprehensive loss				(190)	(2,276)

Pulp fixed swap	Cost of sales	262	-	656	-

Pulp fixed swap	Other expense (income)	94	(175)	166	(175)

Losses (gains) recognized in accumulated other comprehensive loss				722	(798)

Not Designated as a Hedge
Natural gas fixed swap	Cost of sales	(29)	280	239	402
Pulp fixed swap	Cost of sales	-	320	10	115

For a discussion of the fair value of financial instruments, see Note 16, Fair Value Measurements.

15.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):

	September 30, 2012	December 31, 2011
Revolving credit facility at approximately 4.5% at September 30, 2012	$7,550	$-
Secured variable rate industrial development bonds, 0.4% average interest rate at September 30, 2012, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final payment due May 2017	5,460	6,185
State of Ohio loan at 1% until July 2011, then 3% until May 2019, approximately $30 due monthly and final payment due May 2019	2,073	2,283
Columbia County, Wisconsin municipal debt due December 2019	300	-
Senior subordinated notes payable at 9.75%, due June 2014	32,195	32,195
Senior secured first lien notes payable at 10.5%, due June 2015	305,000	305,000
Unamortized discount on 10.5% senior secured first lien notes payable, due June 2015	(3,498)	(4,290)
Second lien notes payable at 11.25%, due December 2015	161,766	161,766
	519,496	511,789
Less obligations due within one year	(3,906)	(1,256)
	$515,590	$510,533

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

During the first nine months of 2012, the Company made mandatory debt repayments of $0.9 million, plus interest, on its State of Ohio loans. Year-to-date through September 30, 2012, the Company borrowed $190.3 million and repaid $182.7 million on its revolving credit facility, as amended, leaving an outstanding balance at quarter-end of $7.6 million. Approximately $16.3 million of the revolving credit facility, as amended, is used to support outstanding letters of credit. As of May 1, 2012, the revolving credit facility was amended to reduce all applicable interest rate spreads by 1.25%. The interest rate assessed on Eurodollar loans is now the Eurodollar rate plus an interest rate spread ranging from 2.0% to 2.5%, depending on defined levels of average excess availability of the credit facility. The interest rate assessed on base rate loans is now the base rate plus an interest rate spread ranging from 1.0% to 1.5%, also depending on defined levels of average excess availability.

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

The Company was in compliance with all debt covenants at September 30, 2012, and is forecasted to remain compliant throughout 2012. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

16.      FAIR VALUE MEASUREMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
Senior subordinated notes payable	$32,195	$32,356	$32,195	$23,341
Senior secured first lien notes payable	301,502	324,115	300,710	303,717
Second lien notes payable	161,766	163,384	161,766	147,207
Revolving credit facility	7,550	7,550	-	-
State of Ohio loans	7,533	7,751	8,468	8,530
Columbia County, Wisconsin municipal debt	300	300	-	-
Industrial development bonds	8,650	8,650	8,650	8,650
	$519,496	$544,106	$511,789	$491,445

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

The senior secured first lien notes payable and the second lien notes payable are traded regularly in public markets and therefore, the fair value was determined using Level 1 inputs based on quoted market prices. The senior subordinated notes payable are not regularly traded in public markets so fair value was determined using Level 2 observable market inputs including pricing for similar debt. The fair value of the State of Ohio loans was determined using Level 2 observable market inputs including current rates for financial instruments of the same remaining maturity and similar terms. The industrial development bonds have a variable interest rate that reflects Level 1 current market terms and conditions.

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of fair value as of September 30, 2012 and December 31, 2011.

17.      SEGMENT INFORMATION

The Company’s reportable segments are as follows: carbonless papers, thermal papers and Encapsys®. Management evaluates the performance of the segments based primarily on operating income (loss). Items excluded from the determination of segment operating income (loss) are unallocated corporate charges, interest income, interest expense, foreign exchange (gain) loss, recovery from litigation and other expense (income). The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three Months Ended September 30, 2012	For the Three Months Ended October 2, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended October 2, 2011
Net sales
Carbonless papers	$ 95,857	$ 110,369	$315,733	$346,357
Thermal papers	106,534	97,443	304,946	278,103
	202,391	207,812	620,679	624,460
Encapsys	12,804	14,444	38,998	43,938
Intersegment (A)	(4,451)	(5,152)	(15,402)	(16,693)
Total	$ 210,744	$ 217,104	$644,275	$651,705
Operating income (loss)
Carbonless papers	$ 8,465	$ 6,353	$(33,287)	$21,353
Thermal papers	912	4,072	(29,776)	11,264
	9,377	10,425	(63,063)	32,617
Encapsys	3,353	3,588	8,416	10,738
Unallocated corporate charges	(121)	(2,037)	(13,380)	(8,615)
Intersegment (A)	(659)	(777)	(2,300)	(2,507)
Total	$ 11,950	$ 11,199	$(70,327)	$32,233
Depreciation and amortization (B)
Carbonless papers	$ 4,645	$ 6,505	$49,524	$19,514
Thermal papers	3,426	4,593	39,408	13,785
	8,071	11,098	88,932	33,299
Encapsys	463	1,163	2,217	3,000
Unallocated corporate charges	(16)	41	20	119
Total	$ 8,518	$ 12,302	$91,169	$36,418
(A)	Intersegment represents the portion of the Encapsys segment financial results relating to microencapsulated products provided internally for the production of carbonless papers.

(B)	Depreciation and amortization are allocated to the reportable segments based on the amount of activity provided by departments to the respective product lines in each reportable segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

During the three and nine months ended September 30, 2012, the Company recorded $1.6 million and $102.0 million in restructuring expense and other costs related to the ceasing of papermaking operations at the West Carrollton, Ohio mill (see Note 2, Restructuring and Other Related Costs). The operating income (loss) of the carbonless papers segment for the three and nine months ended September 30, 2012 includes $0.9 million and $56.1 million, respectively, of restructuring and other related charges and $0.7 million and $45.9 million, respectively, was allocated to the thermal papers segment. A $6.8 million settlement charge relating to the full withdrawal from a multi-employer pension plan was also recorded in the thermal papers segment during the current quarter. Unallocated corporate charges for the three and nine months ended September 30, 2012 include $0.3 million and $7.2 million, respectively, of transaction costs for a discontinued business combination that was to take place during third quarter 2012. Also, third quarter 2012 includes $2.2 million of environmental expense insurance recovery. During the nine months ended October 2, 2011, the Company recorded a $3.1 million litigation settlement within unallocated corporate charges.

Of the $1.6 million and $102.0 million of restructuring and other related charges recorded during the three and nine months ended September 30, 2012, $0.9 million and $63.1 million, respectively, was related to the accelerated depreciation of the papermaking assets to be decommissioned. The carbonless papers segment was charged with $0.5 million and $34.7 million of this depreciation, respectively. The thermal papers segment was charged with $0.4 million and $28.4 million of this depreciation, respectively.

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

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a 100%-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and October 2, 2011. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.

The Condensed Consolidating Statements of Comprehensive Income for the three and nine months ended October 2, 2011, reflect the correction of an error relating to interest income and expense of intercompany debt that was not appropriately classified on the corresponding balance sheet for the period ended October 2, 2011. Intercompany debt of $312.5 million was corrected from due to affiliated companies to a reduction to investment in subsidiaries on the Parent Guarantor and $312.5 million was corrected from due from parent to redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive loss on the Issuer. For the three and nine months ended October 2, 2011, $3.4 million and $10.2 million was removed from interest expense and (income) loss in equity investments on the Parent Guarantor, respectively, and $3.4 million and $10.2 million was removed from interest income on the Issuer, respectively. During the first nine months of 2011, cash flows provided by operations and used by financing activities were overstated on the Parent and cash flows provided by operations and used by financing activities were overstated on the Issuer by $10.2 million. These errors had no impact on the consolidated column presented in the preceding tables. Further, the errors had no impact on the combined results, cash flows or balance sheet of the Parent Guarantor, Issuer and Subsidiary Guarantors after considering eliminations.

The first lien notes and the second lien notes, as amended, place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2012
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$2,122	$-	$321	$-	$2,443
Accounts receivable, net	-	90,507	-	5,214	-	95,721
Inventories	-	100,759	-	1,414	-	102,173
Due from parent	-	40,842	-	-	(40,842)	-
Other current assets	40,842	10,244	-	26	-	51,112
Total current assets	40,842	244,474	-	6,975	(40,842)	251,449

Property, plant and equipment, net	-	243,858	-	12	-	243,870
Investment in subsidiaries	(310,510)	11,641	-	-	298,869	-
Other assets	12	59,608	-	48	-	59,668
Total assets	$(269,656)	$559,581	$-	$7,035	$258,027	$554,987

LIABILITIES, REDEEMABLE COMMON STOCK, COMMON STOCK, PAID-IN CAPITAL, DUE FROM PARENT, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$-	$3,906	$-	$-	$-	$3,906
Accounts payable	-	63,141	-	31	-	63,172
Due to (from) parent and affiliated companies	40,842	7,051	-	(7,051)	(40,842)	-
Other accrued liabilities	-	106,675	-	2,309	-	108,984
Total current liabilities	40,842	180,773	-	(4,711)	(40,842)	176,062

Long-term debt	-	515,590	-	-	-	515,590
Other long-term liabilities	-	173,728	-	105	-	173,833
Redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive loss	(310,498)	(310,510)	-	11,641	298,869	(310,498)

Total liabilities, redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive loss	$(269,656)	$559,581	$-	$7,035	$258,027	$554,987

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net sales	$-	$645,294	$-	$38,714	$(39,733)	$644,275
Cost of sales	-	579,975	-	39,815	(39,395)	580,395

Gross profit (loss)	-	65,319	-	(1,101)	(338)	63,880
Selling, general and administrative expenses	-	107,667	-	1,553	-	109,220
Environmental expense insurance recovery	-	(2,188)	-	-	-	(2,188)
Restructuring	-	27,175	-	-	-	27,175

Operating loss	-	(67,335)	-	(2,654)	(338)	(70,327)
Interest expense	-	45,168	-	-	(243)	44,925
Interest income	-	(54)	-	(243)	243	(54)
Loss in equity investments	115,640	2,203	-	-	(117,843)	-
Other expense (income)	-	971	-	(468)	(207)	296

Loss before income taxes	(115,640)	(115,623)	-	(1,943)	117,712	(115,494)
Provision for income taxes	-	17	-	129	-	146

Net loss	$(115,640)	$(115,640)	$-	$(2,072)	$117,712	$(115,640)

Comprehensive loss	$(115,490)	$(115,490)	$-	$(2,072)	$117,562	$(115,490)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED OCTOBER 2, 2011
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net sales	$-	$648,842	$-	$38,916	$(36,053)	$651,705
Cost of sales	-	517,953	-	36,535	(36,003)	518,485

Gross profit	-	130,889	-	2,381	(50)	133,220
Selling, general and administrative expenses	-	96,234	-	1,631	-	97,865
Litigation settlement	-	3,122	-	-	-	3,122

Operating income	-	31,533	-	750	(50)	32,233
Interest expense	-	47,198	-	-	(253)	46,945
Interest income	-	(121)	-	(253)	253	(121)
Income in equity investments	(9,548)	(394)	-	-	9,942	-
Other (income) expense	-	(24,910)	-	524	(114)	(24,500)

Income before income taxes	9,548	9,760	-	479	(9,878)	9,909
Provision for income taxes	-	212	-	149	-	361

Net income	$9,548	$9,548	$-	$330	$(9,878)	$9,548

Comprehensive income	$14,343	$14,343	$-	$330	$(14,673)	$14,343

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net sales	$-	$211,180	$-	$13,158	$(13,594)	$210,744
Cost of sales	-	167,744	-	13,717	(13,484)	167,977

Gross profit (loss)	-	43,436	-	(559)	(110)	42,767
Selling, general and administrative expenses	-	31,780	-	522	-	32,302
Environmental expense insurance recovery	-	(2,188)	-	-	-	(2,188)
Restructuring	-	703	-	-	-	703

Operating income (loss)	-	13,141	-	(1,081)	(110)	11,950
Interest expense	-	14,901	-	-	(69)	14,832
Interest income	-	(42)	-	(69)	69	(42)
Loss in equity investments	2,076	424	-	-	(2,500)	-
Other income	-	(31)	-	(608)	(131)	(770)

Loss before income taxes	(2,076)	(2,111)	-	(404)	2,521	(2,070)
(Benefit) provision for income taxes	-	(35)	-	41	-	6

Net loss	$(2,076)	$(2,076)	$-	$(445)	$2,521	$(2,076)

Comprehensive loss	$(901)	$(901)	$-	$(445)	$1,346	$(901)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED OCTOBER 2, 2011
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net sales	$-	$217,377	$-	$12,950	$(13,223)	$217,104
Cost of sales	-	173,030	-	13,187	(13,056)	173,161

Gross profit (loss)	-	44,347	-	(237)	(167)	43,943
Selling, general and administrative expenses	-	32,062	-	682	-	32,744

Operating income (loss)	-	12,285	-	(919)	(167)	11,199
Interest expense	-	15,203	-	-	(91)	15,112
Interest income	-	(47)	-	(91)	91	(47)
(Income) loss in equity investments	(18,026)	2,072	-	-	15,954	-
Other (income) expense	-	(23,077)	-	1,066	(41)	(22,052)

Income (loss) income before income taxes	18,026	18,134	-	(1,894)	(16,080)	18,186
Provision for income taxes	-	108	-	52	-	160

Net income (loss)	$18,026	$18,026	$-	$(1,946)	$(16,080)	$18,026

Comprehensive income (loss)	$22,710	$22,710	$-	$(1,946)	$(20,764)	$22,710

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(115,640)	$(115,640)	$-	$(2,072)	$117,712	$(115,640)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	-	91,166	-	3	-	91,169
Other	-	15,399	-	(468)	-	14,931
Change in assets and liabilities, net	122,629	14,668	-	(358)	(117,712)	19,227
Net cash provided (used) by operating activities	6,989	5,593	-	(2,895)	-	9,687
Cash flows from investing activities:
Proceeds from sale of equipment	-	20	-	-	-	20
Additions to property, plant and equipment	-	(9,015)	-	-	-	(9,015)

Net cash used by investing activities	-	(8,995)	-	-	-	(8,995)
Cash flows from financing activities:
Payments relating to capital lease obligations	-	(46)	-	-	-	(46)
Proceeds from revolving line of credit	-	190,300	-	-	-	190,300
Payments of revolving line of credit	-	(182,750)	-	-	-	(182,750)
Payments of State of Ohio loans	-	(935)	-	-	-	(935)
Proceeds from forgivable debt	-	300	-	-	-	300
Due (from) to parent and affiliated companies, net	(87)	(2,576)	-	2,663	-	-
Proceeds from issuance of redeemable common stock	1,677	-	-	-	-	1,677
Payments to redeem common stock	(8,579)	-	-	-	-	(8,579)
Decrease in cash overdraft	-	(5,479)	-	-	-	(5,479)
Net cash (used) provided by financing activities	(6,989)	(1,186)	-	2,663	-	(5,512)

Effect of foreign exchange rate changes on cash and cash equivalents	-	22	-	-	-	22
Change in cash and cash equivalents	-	(4,566)	-	(232)	-	(4,798)
Cash and cash equivalents at beginning of period	-	6,688	-	553	-	7,241
Cash and cash equivalents at end of period	$-	$2,122	$-	$321	$-	$2,443

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 2, 2011
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$9,548	$9,548	$-	$330	$(9,878)	$9,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	-	36,415	-	3	-	36,418
Other	-	4,085	-	524	-	4,609
Change in assets and liabilities, net	61	7,016	101	2,539	9,878	19,595
Net cash provided by operating activities	9,609	57,064	101	3,396	-	70,170
Cash flows from investing activities:
Proceeds from sale of Films	-	2,000	-	-	-	2,000
Insurance proceeds from involuntary conversion of equipment	-	1,374	-	-	-	1,374
Additions to property, plant and equipment	-	(10,577)	-	(14)	-	(10,591)
Net cash used by investing activities	-	(7,203)	-	(14)	-	(7,217)
Cash flows from financing activities:
Payment of senior notes payable	-	(17,491)	-	-	-	(17,491)
Payments relating to capital lease obligation	-	(36)	-	-	-	(36)
Proceeds from revolving line of credit	-	179,350	-	-	-	179,350
Payments of revolving line of credit	-	(208,650)	-	-	-	(208,650)
Payments of State of Ohio loans	-	(900)	-	-	-	(900)
Due (from) to parent and affiliated companies, net	(3,603)	7,104	(101)	(3,400)	-	-
Proceeds from issuance of redeemable common stock	1,382	-	-	-	-	1,382
Payments to redeem common stock	(7,388)	-	-	-	-	(7,388)
Decrease in cash overdraft	-	(1,288)	-	-	-	(1,288)
Net cash used by financing activities	(9,609)	(41,911)	(101)	(3,400)	-	(55,021)
Effect of foreign exchange rate changes on cash and cash equivalents	-	(13)	-	-	-	(13)
Change in cash and cash equivalents	-	7,937	-	(18)	-	7,919
Cash and cash equivalents at beginning of period	-	3,399	-	373	-	3,772
Cash and cash equivalents at end of period	$-	$11,336	$-	$355	$-	$11,691

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless stated to the contrary or the context requires otherwise, all references in this report to the Company refer to Paperweight Development Corp. (“PDC” or “Paperweight”) and its 100%-owned subsidiaries. It includes Appleton Papers Inc. and its 100%-owned subsidiaries (collectively “Appleton”).

Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of PDC and Appleton for the quarter ended September 30, 2012. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes. Reference should also be made to the Annual Report on Form 10-K for the year ended December 31, 2011, the consolidated financial statements and related notes included therein.

The Company continues to work through the implementation of a 15-year supply agreement for the purchase of base paper to be coated at its converting facilities and the transition of ceasing papermaking operations at the West Carrollton, Ohio mill. Under the terms of the agreement, Domtar will be the exclusive supplier of certain thermal and carbonless base paper used by the Company. Decommissioning of the three paper machines took place in May and June and carbonless coating activity, previously performed at the mill, was moved to the Company’s converting plant in Appleton, Wisconsin. As of the end of third quarter 2012, headcount at West Carrollton has been reduced by 313. The Company continues to operate its thermal coating facilities in West Carrollton and currently employs 112 people at that location. Most of the transition from internally-sourced to externally-sourced base paper supply is expected to be completed during fourth quarter 2012.

Strategically, these measures provide the Company with reliable access to competitively-priced, high quality base paper and reduce the Company’s exposure to unpredictable market costs for pulp and waste paper. The supply agreement has enabled the Company to close high-cost, non-integrated papermaking assets, for which, it expects to realize pretax benefits ranging from $25 million to $30 million annually. Though management believes this transition is going very well and is on schedule, year-to-date earnings were negatively impacted by employee termination benefits, accelerated depreciation taken on abandoned papermaking assets, the writedown of stores and spare parts inventories and construction in progress, and decommissioning and other expenses.

	2012
	First Quarter	Second Quarter	Third Quarter	Estimated
	Actual	Actual	Actual	Remaining	Total
	(dollars in millions)

Employee termination benefits	$25.5	$0.1	$(0.3)	$0.2	$25.5
Accelerated depreciation	25.3	36.9	0.9	1.9	65.0
Revaluation of inventory	10.0	1.1	-	-	11.1
Loss on disposal of fixed assets	0.6	-	-	-	0.6
Decommissioning and other expenses	-	0.9	1.0	0.5	2.4
	$61.4	$39.0	$1.6	$2.6	$104.6

Total costs for the nine months ended September 30, 2012			$102.0

           Also to facilitate the transition to the long-term supply agreement, the Company began a planned inventory build in first quarter which continued and peaked during second quarter. This had a negative impact on current year working capital. During third quarter, inventory levels began to decrease and 2012 year-end inventory is expected to be at or lower than year-end 2011.

           On May 16, 2012, the Company announced a definitive agreement under which Appleton was to engage in a business combination, valued at $675 million, with Hicks Acquisition Company II, Inc. (“HACII”), a special purpose acquisition company with approximately $149.3 million of cash in trust. The combined company was to be listed on the Nasdaq exchange and would do business as Appvion. Appvion combines the words “applied” and “innovation,” reflecting Appleton’s successful transformation from a paper company to a business focused on coating formulations and applications and specialty chemicals. Under the terms of the proposed business combination, HACII was to invest the cash held in trust, less expenses and amounts paid for certain repurchases and redemptions of its stockholders, to acquire an equity interest in Appleton. On July 13, 2012, Appleton and HACII announced their agreement to discontinue the proposed business combination. Volatile market conditions prevented a deal from being reached that was acceptable to Appleton and HACII. Costs incurred during the three and nine months ended September 30, 2012, as a result of this proposed transaction, totaled $0.3 million and $7.2 million, respectively, and were recorded as selling, general and administrative (“SG&A”) expense.

Financial Highlights

Third quarter 2012 net sales of $210.7 million were $6.4 million, or 2.9%, lower than third quarter 2011 net sales. Overall, third quarter shipment volumes were approximately 7% lower than the same period last year. Once again, the thermal papers segment had a strong quarter with increased net sales of over 9% on a volume increase of approximately 7% as compared to third quarter 2011. Third quarter 2012  net sales in the carbonless segment were over $14 million lower on reduced volumes of over 16% when compared to the prior year quarter. As noted last quarter, the Company has discontinued selling carbonless papers into certain non-strategic international markets. This contributed to approximately 83% of the reduced volumes and 70% of the sales decline. Third quarter 2012 Encapsys® net sales of $12.8 million were $1.6 million lower than third quarter 2011 net sales on a volume decrease of approximately 15%. Lower Encapsys sales volume was the result of continuing non-strategic sales decline of carbonless paper as well as a weak global economy reducing the short-term demand for customer products using Encapsys microencapsulation.

As a result of the cessation of papermaking operations at the West Carrollton mill, the Company recorded $0.7 million of restructuring expense during third quarter 2012. During the current quarter, $1.0 million of exit costs, primarily related to the decommissioning of papermaking assets, were recorded. Also during the quarter, a $0.3 million recovery of previously-reported employee termination benefits was recorded.

In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009. The insurers appealed the final judgment. In June 2010, the Wisconsin Court of Appeals upheld the final judgment. Settlements have been negotiated between the insurers and Appleton. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. During 2010, Appleton recorded an $8.9 million receivable, representing settlements to be received in excess of amounts reimbursable to AWA, in the Consolidated Balance Sheet as of January 1, 2011. During 2011, Appleton received $6.2 million of these funds. During third quarter 2012, an additional receivable of $2.2 million was recorded representing additional insurance recovery due Appleton. The receivable is included in other current assets of the Condensed Consolidated Balance Sheet as of September 30, 2012. A corresponding environmental expense insurance recovery of $2.2 million was also recorded as a separate line item within operating income on the Condensed Consolidated Statement of Comprehensive (Loss) Income for the three and nine months ended September 30, 2012. All monies due Appleton were received during October 2012, satisfying the total receivable.

The Company recorded a net loss for third quarter 2012 of $2.1 million compared to net income of $18.0 million in third quarter 2011. Third quarter 2011 net income included a $23.2 million litigation recovery.

Comparison of Unaudited Results of Operations for the Quarters Ended September 30, 2012 and October 2, 2011

Paperweight Development Corp. and Subsidiaries and
  Appleton Papers Inc. and Subsidiaries

	For the Quarter Ended
	September 30,	October 2,	Increase
	2012	2011	(Decrease)
	(dollars in millions)
Net sales	$210.7	$217.1	-2.9%
Cost of sales	168.0	173.2	-3.0%
Gross profit	42.7	43.9	-2.7%

Selling, general and administrative expenses	32.3	32.7	-1.2%
Restructuring	0.7	-	nm
Environmental expense insurance recovery	(2.2)	-	nm

Operating income	11.9	11.2	6.3%

Interest expense, net	14.8	15.1	-2.0%
Recovery from litigation, net	-	(23.2)	-100.0%
Other non-operating (income) expense, net	(0.8)	1.2	166.7%

(Loss) income before income taxes	(2.1)	18.1	-111.6%
Provision for income taxes	-	0.1	-100.0%
Net (loss) income	$(2.1)	$18.0	-111.7%
Comparison as a percentage of net sales
Cost of sales	79.7%	79.8%	-0.1%
Gross margin	20.3%	20.2%	0.1%
Selling, general and administrative expenses	15.3%	15.0%	0.3%
Operating margin	5.6%	5.2%	0.4%
(Loss) income before income taxes	-1.0%	8.3%	-9.3%
Net (loss) income	-1.0%	8.3%	-9.3%

Net sales for third quarter 2012 were $210.7 million, a decrease of $6.4 million, or 2.9%, compared to the prior year period. Overall growth within the thermal papers segment only partially offset lower shipment volumes within both the carbonless papers and Encapsys business segments.

Third quarter 2012 operating income of $11.9 million was $0.7 million higher than third quarter 2011 operating income. Current quarter financial results were positively impacted by improved price and favorable product mix of $4.4 million though lower shipment volumes reduced operating income by $2.3 million when compared to the prior year quarter. Included in third quarter 2012 cost of sales was a $6.8 million settlement charge relating to the withdrawal from the multi-employer pension plan as negotiated by the West Carrollton bargaining workforce during recently-concluded labor contract negotiations. As a result of working through the transition to the base paper supply agreement, additional costs of $3.5 million decreased current quarter operating income. Gross profit was also positively impacted by efficiency gains and cost reduction. In addition to $0.7 million of restructuring expense, a $2.2 million environmental expense insurance recovery was also recorded during the quarter.

A net loss of $2.1 million was recorded for the three months ended September 30, 2012. This compares to net income of $18.0 million recorded in third quarter 2011, which included a $23.2 million litigation recovery. Foreign exchange gains were $2.2 million higher than the prior year period and other expense was $0.2 million higher.

Comparison of Unaudited Results of Operations for the Nine Months Ended September 30, 2012 and October 2, 2011

Paperweight Development Corp. and Subsidiaries and
Appleton Papers Inc. and Subsidiaries

	For the Nine Months Ended
	September 30,	October 2,	Increase
	2012	2011	(Decrease)
	(dollars in millions)
Net sales	$644.3	$651.7	-1.1%
Cost of sales	580.4	518.5	11.9%
Gross profit	63.9	133.2	-52.0%

Selling, general and administrative expenses	109.2	97.9	11.5%
Restructuring	27.2	-	nm
Environmental expense insurance recovery	(2.2)	-	nm
Litigation settlement, net	-	3.1	-100.0%

Operating (loss) income	(70.3)	32.2	-318.3%

Interest expense, net	44.9	46.8	-4.1%
Recovery from litigation, net	-	(23.2)	-100.0%
Other non-operating expense (income), net	0.3	(1.3)	-123.1%

(Loss) income before income taxes	(115.5)	9.9	nm
Provision for income taxes	0.1	0.4	-75.0%
Net (loss) income	$(115.6)	$9.5	nm
Comparison as a percentage of net sales
Cost of sales	90.1%	79.6%	10.5%
Gross margin	9.9%	20.4%	-10.5%
Selling, general and administrative expenses	16.9%	15.0%	1.9%
Operating margin	-10.9%	4.9%	-15.8%
(Loss) income before income taxes	-17.9%	1.5%	-19.4%
Net (loss) income	-17.9%	1.5%	-19.4%

Net sales for the first nine months of 2012 were $644.3 million, a decrease of $7.4 million, or 1.1%, compared to the first nine months of 2011. Overall net sales growth of nearly 10% within the thermal papers segment, on increased shipment volumes of approximately 6%, only partially offset lower net sales and shipment volumes within both the carbonless papers and Encapsys business segments.

An operating loss of $70.3 million was recorded for the first nine months of 2012. This compared to operating income of $32.2 million during the same period last year. Current year financial results were positively impacted by improved price and mix of $16.3 million. This was partially offset by a $6.4 million reduction in operating income due to lower shipment volumes. Included in current year cost of sales was a $6.8 million settlement charge relating to the withdrawal from the multi-employer pension plan as negotiated by the West Carrollton bargaining workforce during recently-concluded labor contract negotiations. The 2012 operating loss also included noncash expense of $63.1 million for accelerated depreciation related to the decommissioning of papermaking assets at the West Carrollton, Ohio mill as well as an $11.1 million noncash writedown of papermaking stores and spare parts inventories to lower of cost or market. Both are included in cost of sales. A $0.6 million noncash write-off of construction in progress was also included in current year cost of sales. As a result of working through the transition to the base paper supply agreement, additional costs of $7.9 million were reported year-to-date in cost of sales and $0.3 million in SG&A expenses. Gross profit was also positively impacted by efficiency gains and cost reduction. SG&A expenses also included $7.2 million of business combination transaction costs as well as increased bonus expense of $2.0 million, increased consulting and legal fees of $1.5 million, increased deferred incentive compensation expense of $1.2 million and increased employee benefits of $1.5 million offset by reduced depreciation expense of $1.4 million as well as a $1.0 million reduction in all other SG&A expense. Year-to-date 2012 restructuring expense of $27.2 million included $25.3 million of employee termination benefits, including severance, related benefits and pension costs and $1.9 million of decommissioning and other costs. Operating income for the first nine months of 2011 included a $3.1 million charge for a litigation settlement.

The Company reported a net loss of $115.6 million for the first nine months of 2012 compared to net income of $9.5 million reported last year. Year-to-date 2012 net interest expense was $1.9 million lower than the same period last year. Foreign exchange losses and other income were $0.1 million and $1.7 million lower than last year, respectively. Other income reported for 2011 included a $1.4 million gain resulting from the involuntary conversion of equipment associated with the 2010 West Carrollton mill coal silo collapse.

Business Segment Discussion

Third quarter 2012 net sales within the Company’s paper business were $202.4 million or $5.4 million lower than third quarter 2011 net sales. Net sales within the Company’s paper business for the first nine months of 2012 were $620.7 million or $3.8 million lower than the same period last year. Third quarter 2012 operating income of $9.4 million compared to third quarter 2011 operating income of $10.4 million. Year-to-date 2012 operating loss of $63.1 million compared to same period 2011 operating income of $32.6 million. The year-on-year operating income (loss) variance was the result of the following (dollars in millions):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2012 v.	September 30, 2012 v.
	the Three Months	the Nine Months
	Ended October 2, 2011	Ended October 2, 2011

Favorable price and mix	$4.4	$16.3
Favorable manufacturing operations	3.1	8.3
Restructuring and other related costs	(1.6)	(102.0)
Domtar transition costs	(3.5)	(8.2)
Selling, general and administrative expense and other	(1.3)	(4.8)
Lower shipment volumes	(2.0)	(4.2)
Unfavorable raw material and utilities pricing	(0.1)	(1.1)
	$(1.0)	$(95.7)

Carbonless Papers

•
Third quarter 2012 carbonless papers net sales totaled $95.9 million, a decrease of $14.5 million, or 13.1%, from prior year. Overall shipment volumes during third quarter 2012 were approximately 16% lower than the same period last year. As noted last quarter, the Company has discontinued selling carbonless papers into certain non-strategic international markets. This contributed to approximately 83% of the reduced volumes and 70% of the sales decline. During the first nine months of 2012, carbonless net sales totaled $315.7 million, a decrease of $30.6 million, or 8.8%, from prior year. On a year-to-date basis, 2012 shipment volumes were approximately 11% lower than last year. Reduced sales into certain non-strategic international markets accounted for approximately two-thirds of the lower volumes and 58% of the sales decline. For both the three and nine months ended September 30, 2012, net sales were positively impacted by favorable price and mix of $3.4 million and $7.6 million, respectively.

•
Third quarter 2012 carbonless papers operating income of $8.5 million compared to $6.3 million of operating income reported in third quarter 2011. Third quarter 2012 operating income was reduced by restructuring and other related costs of $0.9 million and $1.4 million of one-time transition costs related to the 15-year base paper supply agreement. During the first nine months of 2012, an operating loss of $33.3 million was reported compared to operating income of $21.3 million for the sampe period in 2011. The year-to-date operating loss reported for 2012 includes restructuring and other related costs of $56.1 million and $2.8 million of one-time transition costs related to the base paper supply agreement..

Thermal Papers

•
Third quarter 2012 thermal papers net sales totaled $106.5 million, an increase of $9.1 million, or 9.3%, over the same prior year period. Overall shipment volumes increased over 7% when compared to third quarter 2011. Continued strong demand for tag, label and entertainment (“TLE”) products, in all markets, accounted for an increase in shipment volumes of approximately 24%. Current quarter shipment volumes of receipt paper were down approximately 6% from third quarter 2011. During the first nine months of 2012, thermal net sales totaled $304.9 million, an increase of $26.8 million, or 9.7%, from prior year. Year-to-date 2012 thermal papers shipment volumes were nearly 6% higher than the same period last year with TLE volumes up almost 21% over 2011, of which, sales into international markets were up over 30%. Year-to-date receipt paper volumes decreased approximately 7% when compared to 2011. For both the three and nine months ended September 30, 2012, net sales were positively impacted by favorable price and mix of $1.0 million and $8.7 million, respectively.

•
The thermal papers segment recorded third quarter 2012 operating income of $0.9 million. This compared to third quarter 2011 operating income of $4.1 million. During the current quarter, this business segment recorded a $6.8 million settlement charge relating to the withdrawal from the multi-employer pension plan as negotiated by the West Carrollton bargaining workforce during recently-concluded labor contract negotiations. During the first nine months of 2012, an operating loss of $29.8 million was reported compared to operating income of $11.3 million for the same period in 2011. The operating loss reported for the nine months ended September 30, 2012, included restructuring and other related costs of $45.9 million and one-time transition costs related to the 15-year base paper supply agreement of $5.4 million, as well as the previously-mentioned $6.8 million pension plan settlement charge. Excluding these three items, the thermal papers segment would have recorded operating income for the current year nine-month period that would have been more than double that of the same period 2011.

Encapsys

•
Encapsys third quarter 2012 net sales of $12.8 million were $1.6 million, or 11.4%, lower than third quarter 2011. Third quarter 2012 volumes were approximately 15% lower than the prior year quarter. Lower Encapsys sales volume was the result of decreased carbonless papers production as well as a weak global economy reducing the short-term demand for customer products using Encapsys microencapsulation. For the first nine months of 2012, Encapsys recorded net sales of $39.0 million which were $4.9 million, or 11.2%, lower than the same period last year with shipment volumes that were down approximately 16%.

•
Largely as a result of lower shipment volumes, Encapsys third quarter 2012 operating income was $3.4 million compared to $3.6 million during the same quarter of 2011. Operating income for the nine months ended September 30, 2012 was $8.4 million. During the same period last year, Encapsys reported operating income of $10.7 million.

Unallocated Corporate Charges

•
Unallocated corporate charges of $0.1 million were $1.9 million lower than the prior year quarter primarily due to $2.2 million of environmental expense insurance recovery recorded during the current quarter. Year-to-date 2012 expense of $13.4 million was $4.8 million higher than expense recorded for the first nine months of 2011 and included $7.2 million of discontinued business combination transaction costs. Unallocated corporate charges for 2011 included a $3.1 million litigation settlement.

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations and available borrowings under its revolving credit facility, as amended. The Company expects that cash on hand, internally-generated cash flow and available credit from its revolving credit facility, as amended, will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At September 30, 2012, the Company had $2.4 million of cash and approximately $72.4 million of unused borrowing capacity under its revolving credit facility, as amended. The revolving credit facility, as amended, had an outstanding balance of $7.6 million and net debt (total debt less cash) was $517.1 million at September 30, 2012.

The Company was in compliance with all debt covenants at September 30, 2012, and is forecasted to remain compliant throughout 2012. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

Cash Flows from Operating Activities-Paperweight Development Corp. and Subsidiaries. Net cash provided by operating activities during the first nine months of 2012 was $9.7 million compared to $70.2 million of net cash provided during the same nine-month period last year. The net loss of $115.6 million, adjusted for noncash charges, used $9.5 million in operating cash for the period. Noncash charges included $91.2 million of depreciation and amortization, an $11.1 million inventory revaluation charge, $2.3 million of noncash employer matching contributions to the KSOP and $3.5 million of other noncash charges. These noncash charges were decreased by $2.0 million of foreign currency hedging gain. A decrease in working capital provided $19.0 million of cash during the nine-month period. A decrease in the pension liability, which included $25.0 million of pension plan contributions, resulted in a $17.4 million net use of cash. Other sources of cash were $17.6 million including an $18.0 million reserve for restructuring and a $7.0 million reserve for withdrawal from a multi-employer pension plan.

The primary component of the $19.0 million decrease in working capital was a $37.1 million increase in accounts payable and other accrued liabilities. Accrued interest of $13.6 million is included in this amount as most interest due is paid each year in June and December. It also includes a $2.8 million restructuring reserve associated with the cessation of papermaking operations at West Carrollton, Ohio. Accounts payable also increased by $11.4 million due to improved payment terms negotiated with vendors. Other working capital changes of note were a $10.5 million increase in inventories and a $6.0 million increase in accounts receivable. The increase in inventories results from a planned inventory build, that started during first quarter and peaked in second quarter, done to facilitate a smooth transition away from papermaking at the West Carrollton, Ohio mill and to the long-term base paper supply agreement. Inventory levels decreased in the third quarter and are expected to continue to do so during fourth quarter.

Cash Flows from Operating Activities-Appleton Papers Inc. and Subsidiaries. Net cash provided by operating activities during the first nine months of 2012 was $2.7 million. Cash provided by operating activities during the first nine months of 2011 was $60.6 million. As Appleton is the primary operating subsidiary of the Company, a majority of the components of cash flows from operating activities are the same as those discussed above for Paperweight Development Corp. and Subsidiaries. Under an arbitration award with NCR, related to remediation of the Lower Fox River, Appleton agreed to share defense and liability costs with NCR and therefore the funding under this agreement is included in operating activities. This is the main driver of the additional changes in cash flows from operating activities.

Cash Flows from Investing Activities-Paperweight Development Corp and Subsidiaries and Appleton Papers Inc. and Subsidiaries. During the first nine months of 2012, $9.0 million of cash was used for investing activities, all of which was for the acquisition of property, plant and equipment. This compares to $7.2 million used during the first nine months of 2011, $10.6 million of which was used for the acquisition of property, plant and equipment. In addition, the remaining $2.0 million of cash proceeds from the July 2010 sale of American Plastics Company, Inc. and New England Extrusion Inc. was received as well as $1.4 million of insurance proceeds related to the July 2010 coal silo collapse at the West Carrollton, Ohio mill.

Cash Flows from Financing Activities-Paperweight Development Corp. and Subsidiaries. Net cash used by financing activities during the first nine months of 2012 was $5.5 million compared to $55.0 million of cash used during the prior year. During 2012, the Company made mandatory debt repayments of $0.9 million, plus interest, on its State of Ohio loans. During 2012, the Company borrowed a net $7.6 million on its revolving credit facility, as amended. During March 2012, the Company received the proceeds of a $0.3 million note issued to Appleton Papers Inc. by Columbia County, Wisconsin.

Current year proceeds from the issuance of PDC redeemable common stock totaled $1.7 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees through July 13, 2012. Payments to redeem PDC stock were $8.6 million during the first nine months of 2012.

Cash overdrafts decreased $5.5 million during the first three quarters of 2012. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

Cash Flows from Financing Activities-Appleton Papers Inc. and Subsidiaries. Net cash provided by financing activities during the first nine months of 2012 was $1.5 million compared to cash used of $45.4 million during the prior year period. As Appleton is the primary operating subsidiary of the Company, a majority of the components of cash flows from financing activities are the same as those discussed above for Paperweight Development Corp. and Subsidiaries. As Appleton is indemnified by PDC for payments made under the arbitration award with NCR, related to the remediation of the Lower Fox River, funds due from PDC are recorded as a financing activity. The main driver of the additional changes in cash flows from financing activities is this change in due from PDC.

New Accounting Pronouncements

    In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” It provides the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not an indefinite-lived intangible asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 though early adoption is permitted. The Company expects that adoption will not have a significant impact on its consolidated financial statements.

    In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." It provides updated guidance related to the presentation of other comprehensive income, offering two alternatives for presentation, including (a) a single continuous statement of comprehensive income or (b) two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” It indefinitely defers the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income, for both interim and annual reporting periods. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As required, the Company adopted this guidance during first quarter 2012 and the necessary presentation is included in its condensed consolidated financial statements.

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

Appleton is obligated to share defense and liability costs with NCR as determined by a 1998 agreement and a 2005 arbitration determination (“the Arbitration”).

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

    The rulings do not affect Appleton’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2005 arbitration determination (“the Arbitration”) arising out of Appleton’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appleton and BAT have joint and several liability under the Arbitration. The current carrying amount of Appleton’s liability under the Arbitration is $40.8 million which represents Appleton’s best estimate of amounts to be paid during 2012. On June 8, 2012, BAT served AWA with a claim filed in a United Kingdom court, seeking a declaration that BAT is indemnified by AWA from and against any losses relating to the Lower Fox River. On June 26, 2012, BAT served Appleton with the same claim, seeking a declaration that BAT is indemnified by Appleton. Appleton intends to vigorously defend against this claim and has filed an application challenging the jurisdiction of the United Kingdom court.

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

    The rulings also do not affect either of the two indemnification agreements entered in 2001 wherein Arjo Wiggins Appleton Ltd, now known as Windward Prospects Ltd (“AWA”), agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration), which are defined in the agreements as the Fox River Liabilities. Appleton has recorded a $40.8 million environmental indemnification receivable as of September 30, 2012.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seek” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address the Company’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that it expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2011, as well as in the Quarterly Report on Form 10-Q for the current quarter ended September 30, 2012, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, do not place undue reliance on the forward-looking statements. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6 – Exhibits

31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.4	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema

101.ca	XBRL Taxonomy Extension Calculation Linkbase

101.def	XBRL Taxonomy Extension Definition Linkbase

101.lab	Taxonomy Extension Label Linkbase

101.pre	Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC. (Registrant)

Date: November 9, 2012	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: November 9, 2012	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)