Form 10-K
period 2012-12-29
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2013-03-14
CIK 1144326, 1166365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 29, 2012
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

Indicate by check mark whether either of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of March 1, 2013, 8,729,555 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of March 1, 2013, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

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

Carbonless Papers

The carbonless papers segment includes carbonless and security paper products. The Company produces and sells the Appleton and NCR PAPER* brands of carbonless paper. The Company believes it is the world’s largest producer of carbonless paper. Carbonless paper is used to make multipart business forms such as invoices and purchase orders. The Company produces coated products for point-of-sale displays and other design and print applications and offers custom coating solutions. The Company also produces security papers with features that resist forgery, tampering and counterfeiting. The Company’s portfolio of products incorporates security technologies, including watermarks, taggants, reactive chemicals, embedded threads and fibers and machine-readable technologies, to serve global markets. The Company produces financial and identity documents for business and government such as checks, visas, automobile titles and birth certificates.

* NCR PAPER is a registered trademark licensed to the Company.

Thermal Papers

The thermal papers segment develops and produces substrates for transaction and item identification markets. The Company believes it is the largest manufacturer of direct thermal papers in North America. Thermal paper is used in four principal end markets: (1) point-of-sale products for retail receipts and coupons; (2) label products for shipping, warehousing, medical and clean-room applications; (3) tags and tickets for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart paper for engineering, industrial and medical diagnostic charts.

Encapsys

The Encapsys segment discovers, develops and manufactures microencapsulation solutions for external partner companies and for the Company’s carbonless papers segment. Microencapsulation is the process of putting a microscopic wall around a core substance. The Company helped NCR Corporation (“NCR”) produce the first commercial application for microencapsulation in 1954 with the introduction of carbonless paper. Since then, the Company researchers have developed the art and science of microencapsulation and are working with potential partners in industries as diverse as agriculture, paints and coatings, food, building and construction, paper, textiles, personal and household care, adhesives, and oil and gas. The Encapsys segment leverages the Company’s extensive technical knowledge and experience with microencapsulation and uses an open innovation process with partner companies to develop successful technical solutions for those companies.

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

Acquisition from Arjo Wiggins

On November 9, 2001, PDC and a 100%-owned subsidiary acquired Appleton from Arjo Wiggins Appleton p.l.c., now known as Windward Prospects Ltd  (“AWA”), and two of its subsidiary holding companies, (the “sellers” or “affiliates of AWA”). Appleton is now a 100%-owned subsidiary of PDC and the ESOP owns 100% of the shares of common stock of PDC. PDC does not conduct any business apart from undertaking matters incidental to its ownership of the stock of its subsidiaries, matters relating to the ESOP, and actions required to be taken under ancillary acquisition agreements.

Dispositions

During second quarter 2009, the Company committed to a formal plan to sell C&H Packaging Company, Inc. (“C&H”) which was acquired in April 2003. On December 18, 2009, the Company completed the sale of C&H to The Interflex Group, Inc. During second quarter 2010, the Company committed to a formal plan to sell American Plastics Company, Inc. (“APC”) and New England Extrusion, Inc. (“NEX”). These companies were acquired in April 2003 and January 2005, respectively. On July 22, 2010, the Company completed the sale of APC and NEX to Mason Wells Buyout Fund II, Limited Partnership. Since C&H, APC and NEX engaged in the manufacture, printing, converting, marketing and sale of high-quality single and multilayer polyethylene films for packaging applications, their operations did not align with the Company’s strategic, long-term focus on its core competencies in specialty papers and microencapsulation. The operating results of APC and NEX are reported as discontinued operations for the year ended January 1, 2011.

For financial information regarding the Company’s business segments, refer to Note 24 of Notes to Consolidated Financial Statements contained below in “Item 8. Financial Statements and Supplementary Data.”

Carbonless Papers

The carbonless papers segment produces carbonless paper and security paper and accounted for approximately 48% of total company net sales in 2012. The Company sells carbonless roll and sheet products under the Appleton and NCR PAPER* brands. The Company believes it has the broadest carbonless product line in the industry and offers its customers a single source solution for their carbonless paper needs.

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

Since 1994, the North American carbonless market has been in decline as a result of greater use of competing technologies such as digital laser, inkjet and thermal printers, and electronic communications that do not use impact printing to create images. The Company believes the North American carbonless paper market declined by approximately 7% to 9% annually from 2007 through 2012, except during the recession period when the decline was estimated at an annual rate of 12% to 16%. The decline is expected to continue at historical rates over the next several years. The Company believes the worldwide carbonless market is also in decline, with demand declining at approximately 2% to 4% per year.

In addition to the Company, other significant carbonless paper producers include P.H. Glatfelter Company, Mitsubishi Paper Mills Company Ltd., IdemPapers S.A., Asia Pulp and Paper Co. Ltd., Koehler AG, Nippon Industries Co. Ltd. and Oji Paper Co. Ltd. In the carbonless market, the Company competes primarily on the basis of product quality, service, breadth of product offering and price.

The Company produces security papers with features that resist forgery, tampering and counterfeiting. The Company’s portfolio of products incorporates security technologies, including watermarks, taggants, reactive chemicals, embedded threads and fibers and machine-readable technologies, to serve global markets. The Company produces financial and identity documents for business and government such as checks, visas, automobile titles and birth certificates. Sales of the Company’s security products have not been significantly impacted by seasonality.

Security paper competitors include P.H. Glatfelter Company, Cascades Resources, Papierfabrik Louisenthal GmbH, Arjowiggins Security and De La Rue International. The Company competes primarily on the basis of product quality, service, breadth of product offering and price.

Thermal Papers

The thermal papers segment develops and produces substrates for the transaction and item identification markets and accounted for approximately 48% of total company net sales in 2012. Thermal paper is used in four principal end markets:  (1) point-of-sale products for retail receipts and coupons; (2) label products for shipping, warehousing, medical and clean-room applications; (3) tags and tickets for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart paper for engineering, industrial and medical diagnostic charts. The point-of-sale and label market segments, combined, accounted for the majority of thermal paper volume of the North American thermal market in 2012.

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

The thermal papers market is growing with new applications being developed to use thermal technology. Based on its assessment of the period 2007 through 2012, the Company believes North American thermal markets expanded at a 3% compound average growth rate, with annual rates ranging from a decline of 2% to increases of 5%. The Company believes demand for thermal paper will continue to grow in North America and around the world. In 2007, an expansion program of approximately $125 million commenced at the West Carrollton, Ohio facility, involving the installation of a state-of-the-art coater to produce thermal papers. The project was completed in third quarter 2008. Sales of thermal papers have not been significantly impacted by seasonality. In addition to the Company, other significant thermal paper producers include Koehler AG, Kanzaki Specialty Papers, Ricoh Company, Ltd., Mitsubishi Paper Mills Company Ltd. and Hansol Paper Company, Ltd. The Company competes primarily on the basis of product quality, service, breadth of product offering and price.

Encapsys

The Encapsys segment develops and delivers custom microencapsulation solutions for its partners. The Company uses an open innovation process that typically includes development agreements with partner companies that seek to protect existing and potential intellectual property. Encapsys is exploring opportunities with potential partners in industries as diverse as agriculture, paints and coatings, food, building and construction, paper, textiles, personal and household care, adhesives, and oil and gas. During 2012, Encapsys accounted for approximately 6% of total company net sales.

Microencapsulation competitors include Ronald T. Dodge Company, Aveka, Inc., GAT Microencapsulation AG, Microtek Laboratories, Inc., Lipo Technologies, Inc., Balchem Corporation, Reed Pacific and others. Large chemical producers such as BASF, Firmenich, Henkel AG & Co., International Flavors and Fragrances Inc., Dow Chemical Company and Monsanto may also be competitors in some market situations.

Geographical Financial Information

Revenues from sales in the U.S. were $577.3 million in 2012, $576.7 million in 2011 and $579.5 million in 2010. Revenues from sales to customers in foreign countries were $272.5 million in 2012, $280.6 million in 2011 and $270.4 million in 2010. Substantially all long-lived assets were located in the U.S. as of December 29, 2012, December 31, 2011 and January 1, 2011. See Note 24, Segment Information, of Notes to Consolidated Financial Statements.

Research and Development

Ongoing investment in research and development has enabled the Company to develop core competencies in the microencapsulation process, specialty coating chemistry, coating application systems and security technologies. Research and development efforts are focused on cost reduction, product line extensions, new product development and technology transfer and development. Research and development costs related to the development of new products and significant improvements to existing products were $11.2 million in 2012, $11.4 million in 2011 and $12.5 million in 2010.

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

The Company uses 11 distribution centers to store and distribute products to customers. Distribution centers are located in Appleton, Wisconsin; Camp Hill, Pennsylvania; Monroe, Ohio; Kansas City, Kansas; Ontario, California; McDonough, Georgia; and Peterborough, Ontario, Canada. Third-party logistics services are contracted through distribution facilities at Portland, Oregon, Birmingham, England, Scarborough, England, and Utrecht, Netherlands.

Distributors and Customers

The Company currently sells through merchant distributors that stock and redistribute carbonless sheet products globally from over 315 locations. Carbonless rolls are sold through a variety of channels including merchants, agents and directly to printer and converter customers worldwide. In North America, some carbonless rolls are sold to forms printers through merchant distributors on a drop-shipment basis. In those cases, the Company ships products from distribution centers and provides customer support while the merchant bears the credit risk of nonpayment.

The Company sells thermal papers to converters who cut and rewind large rolls into smaller rolls, print and otherwise further process the paper based on end-user needs. The Company sells security products through merchants and to other security printers who print checks, titles, certificates and other secure documents.

The five largest customers in the carbonless papers segment accounted for approximately 33% of carbonless papers net sales in 2012 and 32% of carbonless papers net sales in 2011 and 2010. The five largest customers in the thermal papers segment accounted for approximately 40% of thermal papers net sales in 2012, 47% of thermal papers net sales in 2011 and 43% of thermal papers net sales in 2010. The largest external customer in the Encapsys segment accounted for approximately 58% of Encapsys net sales (which include internal sales to the Company’s carbonless papers segment) in 2012, 59% in 2011 and 52% in 2010. Sales to the Company’s largest customer accounted for approximately 8% of 2012 total company net sales, 7% of 2011 total company net sales and 8% of 2010 total company net sales.

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

During fourth quarter 2012, the Company adopted mark-to-market accounting for its pension and other postretirement benefit plans. Under mark-to-market accounting, all actuarial gains and losses are immediately recognized in net periodic cost annually in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement during a fiscal year and, the market-related value of plan assets used in the cost calculations is equal to fair value. Under the Company’s previous accounting method, a portion of the actuarial gains and losses was deferred in accumulated other comprehensive loss on the Consolidated Balance Sheet and amortized into future periods. In addition, the previous method smoothed the investment gains and losses of the plan assets over a period of five years. In connection with this change in accounting policy for pension and other postretirement benefit plans, the Company also elected to change its method of accounting for certain costs included in inventory. The Company has elected to exclude the amount of its pension and other postretirement benefit costs applicable to former employees from inventoriable costs. While the Company’s historical policy of including all pension and other postretirement benefits costs, excluding those charged directly to selling, general and administrative ("SG&A") expense, as a component of inventoriable costs was acceptable, it believes the new policy is preferable as inventoriable costs will only include costs that are directly attributable to current employees involved in the production of inventory. All prior periods presented were retrospectively adjusted to reflect the period-specific effects of applying the new accounting principles. See Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for further details relating to these accounting policy changes.

Order Backlogs

In the carbonless papers business, customers typically order from stock grades and most orders are delivered the next day. Thermal papers customers also order primarily stock grades. As of year-end 2012, the total of carbonless papers and thermal papers products ordered but not shipped was approximately 6% of annual sales volume. At both 2011 and 2010 year-ends, products ordered but not shipped totaled approximately 4% of total annual shipments of carbonless papers and thermal papers.

In the Encapsys business, customers typically place orders as needed and product is manufactured after orders are placed. Encapsys tends to carry very little finished goods inventory and no product backlogs.

Manufacturing

The Appleton plant, located in Appleton, Wisconsin, produces carbonless and thermal papers. The Roaring Spring, Pennsylvania mill is a nearly fully-integrated pulp and paper mill with three paper machines and produces carbonless and security products. The West Carrollton, Ohio plant produces thermal paper products. In 2007, an expansion program of approximately $125 million commenced at the plant, involving the installation of a state-of-the-art coater to produce thermal papers. The project was completed in third quarter 2008. In 2012, the Company entered into a long-term supply agreement for the purchase of carbonless and thermal base stock to be coated at the Company’s converting facilities. As a result, the Company ceased papermaking and recycling operations at the West Carrollton facility but maintained the thermal paper coating operations there.

The Encapsys business operates a state-of-the art manufacturing plant in Portage, Wisconsin. This facility produces thousands of metric tons of microencapsulated material annually. Microcapsules are used in the manufacture of carbonless papers at the Appleton and Roaring Spring facilities. The Company also supplies microcapsules for other commercial applications. Encapsys research and development laboratories, marketing and administrative staff are located in Appleton.

On February 22, 2012, the Company entered into a long-term supply agreement for the purchase of carbonless and thermal base stock to be coated at the Company’s converting facilities. Under the terms of this agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is 15 years. The agreement includes successive five-year renewal terms unless either party gives notice of non-renewal at least two years prior to the expiration of the then current term.

In connection with its approval of this supply agreement, the Company’s Board of Directors authorized a plan for the Company to dispose of papermaking assets at its West Carrollton, Ohio facility and move its carbonless coating to the Company’s converting plant in Appleton, Wisconsin. As a result, 314 jobs were eliminated at West Carrollton and 68 jobs added at the Appleton facility. The Company maintains its thermal coating operations at the West Carrollton facility and was staffed by 111 employees as of year-end 2012. For further information see the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3, Restructuring and Other Related Costs, of Notes to Consolidated Financial Statements.

Raw Materials

Raw materials purchases primarily consist of base stock and chemicals. In 2012, those materials made up approximately 47% of the cost of goods sold. The largest raw material component, base stock - rolls of uncoated paper used in the production of coated paper products, comprised 25% of cost of goods sold in 2012. Base stock is acquired from multiple sources pursuant to purchase agreements which establish pricing and volume targets. These agreements mitigate exposure to significant pricing cycles common for pulp and commodity paper products. The next largest raw material component is chemicals.

The Company was party to a significant base stock supply agreement with a supplier which was signed in June 2010 and set to expire on December 31, 2012. On February 22, 2012, the Company entered into a new long-term supply agreement with this supplier for the purchase of carbonless and thermal base stock for coating at the Company’s converting facilities. Under the terms of this agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is 15 years. The agreement includes successive five-year renewal terms unless either party gives notice of non-renewal at least two years prior to the expiration of the then current term. Prices to be paid by the Company are subject to certain rebates and certain adjustments during the term of the agreement based on volume, changes to raw material pricing, freight prices and productivity gains. The supplier has agreed to be competitive in terms of price, delivery, quality and services. Purchases made from this supplier were approximately 66% of total 2012 base stock purchases. For further information see the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of Notes to Consolidated Financial Statements.

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

Employees

As of February 24, 2013, the Company employed 1,644 persons, of whom, 1,062 were covered by union contracts. Manufacturing employees at the Company’s major manufacturing facilities in Appleton, Roaring Spring and West Carrollton are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”). In June 2012, represented employees at the Roaring Spring facility ratified a labor agreement effective to November 17, 2014. In September 2012, represented employees at the West Carrollton plant ratified a labor agreement effective to April 1, 2015.

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

Intellectual Property

As part of the acquisition of the business from NCR in 1978, the Company obtained a 100-year license to use forms of the NCR PAPER* trademark in branding for carbonless products. The Company also licenses technology from other companies covering non-critical articles of manufacture, manufacturing processes or materials used in such processes. The Company does not believe that any single patent or patent application is material to the Company’s business or operations. The Company believes that the duration of the existing patents is consistent with its business needs.

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

Compliance with environmental laws and regulations is an important facet of the business. The Company expects to incur capital expenditures of approximately $1.0 million in 2013 and a total of approximately $4.5 million from 2014 through 2018 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. The Company expects to continue to incur expenditures after 2018 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements.

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

West Carrollton Mill

The West Carrollton, Ohio mill operates pursuant to various state and federal permits for discharges and emissions to air and water. As a result of the de-inking of carbonless paper containing PCBs through the early 1970s, there may have been releases of PCBs and volatile organic compounds into the soil in the area of the wastewater impoundments at the West Carrollton facility and low levels of PCBs have been detected in the groundwater immediately under this area. In addition, PCB contamination is present in sediment in the adjacent Great Miami River, but it is believed that this contamination is from a source other than the West Carrollton mill.

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

    The rulings do not affect Appleton’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2005 arbitration determination (“the Arbitration”) arising out of Appleton’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appleton and BAT have joint and several liability under the Arbitration. Appleton has initiated the dispute resolution procedures outlined in the 1998 agreement. Issues in dispute include the scope of Appleton’s liability under the agreement as well as funding requests and supporting documentation from NCR (the “Dispute Resolution”). The current carrying amount of Appleton’s liability under the Arbitration is $65.0 million, which represents Appleton’s best estimate of amounts to be paid for 2012 and 2013. On June 8, 2012, BAT served AWA with a claim filed in a United Kingdom court, seeking a declaration that BAT is indemnified by AWA from and against any losses relating to the Lower Fox River. On June 26, 2012, BAT served Appleton with the same claim, seeking a declaration that BAT is indemnified by Appleton. Appleton intends to vigorously defend against this claim and has filed an application challenging the jurisdiction of the United Kingdom court.

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

    The rulings also do not affect either of the two indemnification agreements entered in 2001 wherein AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration), which are defined in the agreements as the Fox River Liabilities. Appleton has recorded a $65.0 million environmental indemnification receivable as of December 29, 2012.

    Estimates of Liability. The accrued Arbitration liability is derived from available information, including consideration of uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of natural resource damage (“NRD”) assessments, the evolving nature of remediation and restoration technologies and governmental policies, NCR’s share of liability relative to other PRPs and the extent of BAT’s performance under the Arbitration. Appleton believes NCR has paid more than its estimated share of the liability based on the assumptions below. Based on the analysis of available information, it is reasonably possible that the Company’s costs to satisfy its Arbitration liability, when ultimately settled, could range from $10 million to $310 million, with a payment period extending beyond ten years. The Company has recorded a liability of $65 million at December 29, 2012, which is its best estimate of the probable loss within this range. The Company believes the likelihood of an outcome in the upper end of the range is significantly less than other possible outcomes within the range. Interim legal determinations may periodically obligate NCR (and BAT and Appleton pursuant to the Arbitration) to fund portions of the cleanup costs to extents greater than NCR’s share as finally determined, and in such instances, Appleton may reserve additional amounts (including appropriate reimbursement under its indemnification agreements as discussed below).

    The following assumptions were used in evaluating Appleton’s Arbitration liability:

•	As of December 31, 2012, NCR has recorded an estimated liability of $115 million representing its portion of defense and liability costs with respect to the Lower Fox River;

•	Technical analyses contending that discharges from NCR’s former assets represent 8% to 10% of the total PCBs discharged by the PRPs;

•	Appleton’s and BAT’s joint and several responsibility for over half of the claims asserted against NCR and Appleton, based on the Arbitration and the Dispute Resolution;

•
Based on legal analyses and ongoing reviews of publicly-available financial information, Appleton believes that other PRPs will be required, and have adequate financial resources, to pay their respective shares of the remediation and NRD claims for the Lower Fox River; and

•	legal fees and other expenses.

Appleton believes its recorded liability reflects its best estimate of expected payments during 2013 under the Arbitration Agreement. Appleton believes NCR has paid more than its estimated share of the liability, as described above, and therefore payments beyond 2013 under the Arbitration are not deemed probable at December 29, 2012.

AWA Indemnification. Pursuant to two indemnification agreements entered in 2001, AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims, which are defined in the agreements as the Fox River Liabilities.

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA. As of December 29, 2012, AWA has paid $273.5 million in connection with Fox River Liabilities. At December 29, 2012, PDC’s total indemnification receivable from AWA was $65.0 million, all of which is recorded in other current assets. At December 29, 2012, the total Appleton indemnification receivable from PDC was $65.0 million, all of which is recorded in other current assets.

In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009. The insurers appealed the final judgment. In June 2010, the Wisconsin Court of Appeals upheld the final judgment. Settlements have been negotiated between the insurers and Appleton. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. During 2010, Appleton recorded an $8.9 million receivable, representing settlements to be received in excess of amounts reimbursable to AWA, in the Consolidated Balance Sheet as of January 1, 2011. During 2011, Appleton received $6.2 million of these funds. During 2012, an additional environmental expense insurance recovery of $2.2 million was recorded as a separate line item within operating income on the Consolidated Statement of Comprehensive Loss and all remaining funds were received by Appleton in 2012.

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

Item 1A.                      Risk Factors

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seeks” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address the Company’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that it expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control, which could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed below. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, undue reliance should not be placed on the forward-looking statements. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

    The rulings do not affect Appleton’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2005 arbitration determination (“the Arbitration”) arising out of Appleton’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appleton and BAT have joint and several liability under the Arbitration. Appleton has initiated the dispute resolution procedures outlined in the 1998 agreement. Issues in dispute include the scope of Appleton’s liability under the agreement as well as funding requests and supporting documentation from NCR (the “Dispute Resolution”). The current carrying amount of Appleton’s liability under the Arbitration is $65.0 million, which represents Appleton’s best estimate of amounts to be paid for 2012 and 2013. On June 8, 2012, BAT served AWA with a claim filed in a United Kingdom court, seeking a declaration that BAT is indemnified by AWA from and against any losses relating to the Lower Fox River. On June 26, 2012, BAT served Appleton with the same claim, seeking a declaration that BAT is indemnified by Appleton. Appleton intends to vigorously defend against this claim and has filed an application challenging the jurisdiction of the United Kingdom court.

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

    The rulings also do not affect either of the two indemnification agreements entered in 2001 wherein AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration), which are defined in the agreements as the Fox River Liabilities. Appleton has recorded a $65.0 million environmental indemnification receivable as of December 29, 2012.

    Appleton cannot predict the final outcomes of the various proceedings that will determine the portion of NCR’s remediation costs that it may be obligated to share under the Arbitration, nor can it anticipate that AWA will have sufficient resources to support the indemnification agreements. If the Arbitration obligation exceeds AWA’s financial capability, and BAT fails to meet its obligation under Arbitration, Appleton could be required to pay such excess, which could materially adversely affect its business, financial condition and results of operations.

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

    In 2009, the EPA finalized its finding that greenhouse gas (“GHG”) emissions endanger the public health and welfare. Since then, the EPA has finalized rules to regulate GHG emissions under the federal Clean Air Act. Also in 2009, several bills were introduced in the U.S. Congress concerning climate change and the emission into the environment of carbon dioxide and other GHGs. If there is legislation, it may take the form of a cap and trade program and the Company may then be required, among other things, to purchase allowances or offsets to emit GHGs or other regulated pollutants or to pay taxes on such emissions. In April 2010, the EPA proposed three related air rules commonly known as the Industrial Boiler MACT under the Clean Air Act. These air rules were finalized by the EPA in December 2012. The Company is currently analyzing the new rules and their impact on the Company and the cost the Company will incur to comply with these new air rules.

The Company has a substantial amount of indebtedness outstanding and, as a result, it is operating as a highly leveraged company.

The Company’s total debt at December 29, 2012, was approximately $515.6 million. For a description of the components of the Company’s debt see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 11 of the Notes to Consolidated Financial Statements. This large amount of indebtedness could:

•         make it more difficult for the Company to satisfy its financial obligations with respect to the asset-backed revolving credit facility, as amended, the senior secured first lien notes, the second lien notes and senior subordinated notes, as amended;

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

Certain of the Company’s debt agreements contain provisions that require the Company to maintain specified financial ratios as such items are defined in the debt agreements. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results. However, with the volatility being experienced in the current economic environment, it can be difficult to predict the ultimate impact of current economic trends on the Company’s future operating results. Given the uncertain global economies and other market uncertainties, there are various scenarios, including a reduction from forecasted operating results, under which the Company could violate its financial covenants. The Company’s failure to comply with such covenants or an assessment that it is likely to fail to comply with such covenants, could also lead the Company to seek amendments to or waivers of the financial covenants. No assurances can be provided that the Company would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

The market for the primary product in the Company’s carbonless papers segment, carbonless paper, may decline more rapidly than anticipated.

The Company’s carbonless papers segment, of which the primary product is carbonless paper, accounted for 56% of net sales in 2010, 53% of net sales in 2011 and 48% of net sales in 2012. Total sales volume of carbonless paper products decreased approximately 13% from 2011 to 2012 largely due to the Company’s decision to discontinue selling carbonless papers into certain non-strategic international markets. Total sales volume of carbonless paper products decreased approximately 11% from 2010 to 2011, while a volume increase of approximately 4% occurred from 2009 to 2010 due to increased market share. The Company believes the worldwide carbonless market is declining as users switch to alternative modes of communication and technologies that do not use impact printing to create images. The Company expects that its total sales volume of carbonless paper products will continue to decline at rates that are consistent with the decline rate of the overall market. If the decline in the Company’s sales of carbonless paper products accelerates, or if it is unable to maintain the prices of its carbonless paper products or if it is unable to offset reductions in carbonless papers sales with increased sales of thermal papers or other products, then the Company’s business, financial condition and results of operations may be materially adversely affected.

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

The Company’s ability to compete effectively in the marketplace depends, in part, on its ability to continually improve productivity and reduce operating costs.

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

The five largest customers in the carbonless papers segment accounted for approximately 33% of carbonless papers net sales in 2012 and 32% of carbonless papers net sales in 2011 and 2010. The five largest customers in the thermal papers segment accounted for approximately 40% of thermal papers net sales in 2012, 47% of thermal papers net sales in 2011 and 43% of thermal papers net sales in 2010. The largest external customer in the Encapsys segment accounted for approximately 58% of Encapsys net sales (which include internal sales to the Company’s carbonless papers segment) in 2012, 59% in 2011 and 52% in 2010.

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

The Company’s business depends upon the availability of key raw materials, including base stock and certain chemicals. In 2012, the Company purchased approximately $195 million of base stock from external suppliers. The Company relied on a single external supplier for approximately 89% of the base stock it purchased in 2012 to produce carbonless paper products, and a single external supplier for approximately 61% of the base stock the Company purchased in 2012 to produce thermal papers. For some of the key chemicals the Company uses in its products, it relies on one or two suppliers. If there is a disruption in the supply of raw materials, including the chemicals that the Company needs to produce its carbonless papers and thermal papers, then the Company may be required to purchase these raw materials from alternative sources, which may result in a significant increase in its operating costs. Included in these increased costs would be development costs associated with qualifying new raw materials and suppliers. The Company may not be able to procure carbonless base stock, thermal base stock, key chemicals or other raw materials from alternative suppliers in the future in amounts sufficient to meet its needs or at prices consistent with historical prices.

On February 22, 2012, the Company entered into a long-term supply agreement for the purchase of carbonless and thermal base stock for coating at the Company’s converting facilities. Under the terms of this agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is 15 years. Related to this supply agreement, the Company’s Board of Directors approved a plan to dispose of the papermaking assets at the Company’s West Carrollton, Ohio facility, thereby eliminating the Company’s capacity to manufacture base stock in West Carrollton. For further information see the disclosures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 of Notes to Consolidated Financial Statements. This agreement will have the effect of reducing the number of raw material suppliers to the Company and increasing the Company’s dependence on key suppliers. Should this supplier of base stock fail to supply quantities ordered by the Company, the Company may not be able to procure alternate sources of carbonless and thermal base stock in quantities sufficient to meet customer requirements or at prices comparable to the terms under this supply agreement.

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

A German manufacturer filed an appeal of the ITC determination to the U.S. Court of International Trade (“CIT”). The appeal was decided in favor of the Company in 2009,  and the German manufacturer filed a further appeal to the U.S. Court of Appeals for the Federal Circuit (“CAFC”). In 2011, the CAFC remanded the matter for further consideration by the ITC, and the ITC upheld its original determination. In January 2012, the CIT upheld the ITC’s decision on remand, and the German manufacturer filed another appeal of the matter to the CAFC. In January 2013, the CAFC affirmed the decision of the CIT in favor of the Company.

In addition, for each of the four 12-month periods following implementation of the final duties, the Company and the German manufacturer have filed requests for administrative review with the Department, seeking to modify the amount of the duties based on the market practices during each respective 12-month period. In 2011, the Department issued a final determination in the first 12-month review period, resulting in a dumping margin of 3.77 percent for imports from the German manufacturer for the period from November 2008 to October 2009. In 2012, the Department issued a final determination in the second 12-month review period, resulting in a dumping margin of 4.33% for imports from the German manufacturer for the period from November 2009 to October 2010. The German manufacturer has appealed the first and second review determinations. In December 2012, the Department issued a preliminary determination in the third 12-month review period, reflecting a dumping margin of 75.36% based on the Department’s finding that the German manufacturer knowingly and intentionally submitted fraudulent responses to the Department. The Company anticipates the Department will confirm the 75.36% duty in its final determination for the third 12-month review period, which is expected to be issued in early April 2013. Upon final resolution of the appeals, the third administrative review and the fourth administrative review, certain of the duties could be reduced, increased or eliminated.

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

The total projected benefit obligation of the Company’s defined benefit pension plans exceeded the fair value of the plan assets by $137.6 million at December 29, 2012. The Company contributed $25.0 million to the pension plan in 2012 and $18.0 million to the pension plan in 2011. The Company is forecasting a contribution of $12.5 million in 2013. Among the key assumptions inherent in the actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, the pension plan obligation could increase materially. The size of future required pension contributions could result in the Company dedicating a substantial portion of its cash flow from operations to making the contributions which could materially adversely affect its business, financial condition and results of operations.

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

It may be necessary for Appleton to make significant distributions to PDC in order for PDC to satisfy its share repurchase obligations, under the Employee Retirement Income Savings Act of 1974, or ERISA, and the terms of the KSOP, to current and former employees who are participants in the ESOP. PDC incurs obligations to ESOP participants, when they retire or otherwise terminate employment, to repurchase shares of PDC. The ESOP allows PDC to satisfy its share repurchase obligations by installment payments and PDC currently satisfies its share repurchase obligations to former participants by making five equal annual installment payments. The ESOP also has obligations to permit certain participants to diversify the investment of a portion of their ESOP account, which would otherwise be invested in shares of PDC stock. However, the agreements governing the Company’s indebtedness contain limitations on its ability to satisfy the repurchase obligations. The amount of PDC’s repurchase obligations may at any time exceed these limitations and Appleton may elect, or be forced, to help PDC meet its obligations. Further, PDC, as a guarantor of the Company’s indebtedness, may also be limited to some extent from making payments to the ESOP or its beneficiaries by the terms of its and the Company’s indebtedness.

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

Location	Description	Approximate Square Footage	Status
Appleton, Wisconsin (Wisconsin Ave.)	Headquarters Offices and Manufacturing Plant	1,151,000	Owned
Portage, Wisconsin	Capsule Manufacturing Plant	73,000	Owned
Roaring Spring, Pennsylvania	Pulp and Paper Mill	636,000	Owned
West Carrollton, Ohio	Manufacturing Plant	758,000	Owned
Appleton, Wisconsin (East Warehouse Road)	Warehouse	290,000	Lease expires 12/31/14
Appleton, Wisconsin (Kensington Drive)	Distribution Center	357,000	Lease expires 12/31/15
Monroe, Ohio	Distribution Center	220,000	Lease expires 4/30/16
Camp Hill, Pennsylvania	Distribution Center	212,000	Lease expires 12/31/13
Ontario, California	Distribution Center	102,000	Lease expires 7/31/13
Kansas City, Kansas	Distribution Center	103,000	Lease expires 1/31/15
McDonough, Georgia	Distribution Center	106,000	Lease expires 10/31/14
Peterborough, Ontario, Canada	Distribution Center	44,000	Lease expires 3/31/15
Roaring Spring, Pennsylvania	Warehouse	89,000	Month to Month

The Company’s business is primarily operated in Appleton and Portage, Wisconsin, West Carrollton, Ohio and Roaring Spring, Pennsylvania.

During the years 2008 through 2012, the Company invested approximately $168 million in capital improvements, of which, approximately $156 million was spent at its manufacturing facilities. The primary goal of this capital spending was to improve manufacturing efficiencies, product quality and cycle time. Of the $156 million spent on manufacturing facilities, approximately $2 million was spent to comply with applicable environmental regulations.

The Company also maintains one field sales office in the U.S. which is in a leased premises under a short-term lease.

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

Item 4.                      Mine Safety Disclosures

Not applicable

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the common stock of PDC or Appleton. All of the outstanding shares of PDC are owned of record by the KSOP, in which there are 2,222 active participants who were invested in the Company’s Stock Fund as of December 29, 2012. All of the outstanding shares of Appleton are owned of record by PDC.

No dividends have been declared on the common stock of PDC or Appleton in the last two years and neither of these entities currently anticipates paying dividends in the foreseeable future. Each of these entities is and has been restricted from declaring dividends and repurchasing common stock pursuant to provisions contained in the Company’s indebtedness agreements. For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Outstanding Indebtedness” and Notes 11 and 25 of Notes to Consolidated Financial Statements.

During the year ended December 29, 2012, PDC sold approximately 184,444 shares of its common stock to the ESOP. The ESOP acquired the shares with pre-tax payroll deferrals, rollovers and employee loan payments made to the ESOP during the period from January 1, 2012, to December 29, 2012, by employees of the Company who are participants in the KSOP as well as interest received by the trust. The aggregate sales price was $2.9 million. There were no underwriters used and no underwriting discounts or commissions paid. The offer and sale of the shares was made pursuant to Rule 701 under the Securities Act of 1933, as amended. The Company’s matching contributions over this same period resulted in an additional 194,122 shares of PDC redeemable common stock being issued. As a result of hardship withdrawals, diversification elections, employee terminations and employee loan requests, 861,256 shares of PDC redeemable common stock were repurchased during 2012 at an aggregate price of $14.1 million.

Item 6.                      Selected Financial Data

The following tables set forth selected historical consolidated financial data for Paperweight Development Corp. and Subsidiaries and Appleton Papers Inc. and Subsidiaries as of and for each of the five years in the five-year period ended December 29, 2012. The consolidated financial information shown below reflects Bemrose (through its sale in 2008), C&H (through its sale in 2009), NEX and APC (through their sale in July 2010) as discontinued operations for all years presented. The historical consolidated financial data for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, were derived from the consolidated financial statements included elsewhere in this report, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as indicated in its report included in "Item 8. Financial Statements and Supplementary Data." The remaining historical financial data presented below were derived from previously-reported consolidated financial statements, not included in this report, retrospectively adjusted to reflect the Company’s accounting policy changes related to mark-to-market accounting for its pension and other postretirement benefit plans and the accounting for certain costs included in inventory. See Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for further information.

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

	PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES AND APPLETON PAPERS INC. AND SUBSIDIARIES
	2012	2011	2010	2009	2008

	(in thousands)
Statement of Operations Data:
Net sales	$849,756	$857,329	$849,884	$761,807	$854,923
Cost of sales	758,875	718,710	682,228	609,734	743,490
Gross profit	90,881	138,619	167,656	152,073	111,433
Selling, general and administrative expenses	152,961	144,928	139,154	129,147	184,703
Restructuring and other charges (1)	28,589	-	-	-	2,578
Environmental expense insurance recovery	(2,188)	-	(8,947)	-	-
Litigation settlement, net	-	3,122	-	-	-

Operating (loss) income	(88,481)	(9,431)	37,449	22,925	(75,848)

Interest expense	59,654	61,330	65,772	51,291	54,267
Debt extinguishment expense (income), net	-	-	7,010	(42,602)	(11,598)
Interest income	(224)	(355)	(327)	(402)	(1,071)
Litigation settlement, net	-	(23,229)	-	-	(22,274)
Other (income) expense	(47)	(102)	(429)	(2,326)	6,061
(Loss) income from continuing operations
before income taxes	(147,864)	(47,075)	(34,577)	16,964	(101,233)

Provision (benefit) for income taxes	587	577	176	333	(317)
(Loss) income from continuing operations	(148,451)	(47,652)	(34,753)	16,631	(100,916)
Discontinued operations
Income (loss) from discontinued operations, net of income taxes	-	-	3,499	(606)	(80,965)
Net (loss) income	$(148,451)	$(47,652)	$(31,254)	$16,025	$(181,881)

	2012	2011	2010	2009	2008
Paperweight Development Corp. and Subsidiaries
Other Financial Data:
Depreciation and amortization (2)	$100,296	$48,616	$49,780	$56,460	$53,310
Capital expenditures (2)	17,143	15,847	17,250	22,851	95,193
Balance Sheet Data (at end of period):
Working capital (3)	$64,823	$109,104	$115,738	$105,490	$115,436
Total assets (3)	561,090	643,268	676,994	790,799	928,619
Total debt	515,765	511,874	558,950	550,716	605,364
Redeemable common stock	81,704	97,615	110,045	122,087	147,874
Accumulated deficit (3)	(439,923)	(299,226)	(257,258)	(232,996)	(261,776)

Appleton Papers Inc. and Subsidiaries
Other Financial Data
Depreciation and amortization (2)	$100,296	$48,616	$49,780	$56,460	$53,310
Capital expenditures (2)	17,143	15,847	17,250	22,851	95,193
Balance Sheet Data (at end of period):
Working capital (3)	$64,823	$109,104	$115,738	$105,490	$115,436
Total assets (3)	561,078	643,256	676,982	790,787	928,607
Total debt	515,765	511,874	558,950	550,716	605,364
Common stock	10,500	10,500	10,500	10,500	10,500
Paid-in capital	623,305	623,305	623,305	623,305	623,305
Due from parent	(237,257)	(229,100)	(222,354)	(217,305)	(204,272)
Accumulated deficit (3)	(754,779)	(606,328)	(558,676)	(527,422)	(543,448)

(1)
The Company continually assesses its staffing requirements for its headquarters and manufacturing operations. Staffing reductions occurred in 2008 and due to the continued decline in the Company’s carbonless business, as well as the global economic downturn, additional nonrestructuring headcount reductions were taken during 2009 - 2011. During 2012, the Company ceased papermaking operations at its West Carrollton, Ohio facility and moved its carbonless coating to the Company’s converting plant in Appleton, Wisconsin, resulting in the reduction of 314 jobs at the West Carrollton facility and the addition of 68 jobs at the Appleton facility. Related employee termination benefits and equipment decommissioning and other expenses are included in the 2012 restructuring charge. See Note 3, Restructuring and Other Related Costs, of Notes to Consolidated Financial Statements for further discussion.

(2)	Amounts exclude information related to discontinued operations. See Note 4, Discontinued Operations, of Notes to Consolidated Financial Statements for further discussion.

(3)
See Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements, for the impacts of the 2012 accounting policy changes on the financial information presented for the three years ended December 29, 2012. For fiscal years 2010, 2009 and 2008, the accounting policy changes had the following impacts.

For fiscal year 2010 ended January 1, 2011, accumulated deficit increased $103.5 million and accumulated other comprehensive loss was reduced by $103.5 million. For fiscal year 2009 ended January 2, 2010, the Statement of Operations Data above includes an increase to cost of sales of $6.5 million and an increase to selling, general and administrative expenses (“SG&A”) of $0.7 million. This resulted in reduced net income of $7.2 million. In addition, inventories increased $0.1 million while the accumulated deficit increased $103.9 million and accumulated other comprehensive loss was reduced by $104.0 million. For fiscal year 2008 ended January 3, 2009, there was an increase to cost of sales of $60.1 million and an increase to SG&A of $28.6 million. This resulted in an increased net loss of $88.7 million. In addition, inventories increased $4.1 million while the accumulated deficit increased $96.7 million and accumulated other comprehensive loss was reduced by $100.8 million.

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

Overview

This discussion summarizes significant factors affecting the consolidated operating results, financial position and liquidity of PDC and Appleton for the three-year period ended December 29, 2012. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

During fourth quarter 2012, the Company adopted mark-to-market accounting for its pension and other postretirement benefit plans. Under mark-to-market accounting, all actuarial gains and losses are immediately recognized in net periodic cost annually in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement during a fiscal year and, the market-related value of plan assets used in the cost calculations is equal to fair value. Under the Company’s previous accounting method, a portion of the actuarial gains and losses was deferred in accumulated other comprehensive loss on the Consolidated Balance Sheet and amortized into future periods. In addition, the previous method smoothed the investment gains and losses of the plan assets over a period of five years. While the Company’s historical policy of recognizing pension and other postretirement benefits expense was considered acceptable under accounting principles generally accepted in the United States, the Company believes this new policy to be preferable as it eliminates the delay in recognizing actuarial gains and losses within operating results. This change will also improve the transparency within the Company’s operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these actuarial gains and losses are actually incurred. All prior periods presented were retrospectively adjusted to reflect the period-specific effects of applying the new accounting policy. See Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for further details relating to this accounting policy change.

In connection with this change in accounting policy for pension and other postretirement benefit plans, the Company also elected to change its method of accounting for certain costs included in inventory. The Company has elected to exclude the amount of its pension and other postretirement benefit costs applicable to former employees from inventoriable costs. While the Company’s historical policy of including all pension and other postretirement benefits costs, excluding those charged directly to selling, general and administrative ("SG&A") expense, as a component of inventoriable costs was acceptable, it believes the new policy is preferable as inventoriable costs will only include costs that are directly attributable to current employees involved in the production of inventory. All prior periods presented were retrospectively adjusted to reflect the period-specific effects of applying the new accounting policy. See Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for further details relating to this accounting policy change.

    On May 16, 2012, the Company announced a definitive agreement under which Appleton was to engage in a business combination, valued at $675 million, excluding debt, with Hicks Acquisition Company II, Inc. (“HACII”), a special purpose acquisition company with approximately $149.3 million of cash in trust. The combined company was to be listed on the Nasdaq exchange and would do business as Appvion. Appvion combines the words “applied” and “innovation,” reflecting Appleton’s transformation from a paper company to a business focused on coating formulations and applications and specialty chemicals. Under the terms of the proposed business combination, HACII was to invest the cash held in trust, less expenses and amounts paid for certain repurchases and redemptions of its stockholders, to acquire an equity interest in Appleton. On July 13, 2012, Appleton and HACII announced their agreement to discontinue the proposed business combination. Volatile market conditions prevented a deal from being reached that was acceptable to Appleton and HACII. Costs incurred during 2012 as a result of this proposed transaction totaled $7.5 million and were recorded as SG&A expense.

    On April 10, 2012, the United States District Court for the Eastern District of Wisconsin granted Appleton’s motion for summary judgment and dismissed all claims against Appleton in the enforcement action. The decision establishes that Appleton is no longer a PRP, no longer liable under the federal Comprehensive Environmental Response, Compensation, and Liability Act, (“CERCLA” or “Superfund”), no longer considered a legal successor to NCR’s liabilities, and no longer required to comply with the 106 Order commanding remediation of the Lower Fox River. In addition, on July 3, 2012, the United States District Court for the Eastern District of Wisconsin determined that Appleton Coated Paper Company and NCR did not arrange for the disposal of hazardous waste with the meaning of CERCLA. The rulings do not affect Appleton’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2005 arbitration determination (“the Arbitration”) arising out of Appleton’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appleton and BAT have joint and several liability under the Arbitration. Appleton has initiated the dispute resolution procedures outlined in the 1998 agreement. Issues in dispute include the scope of Appleton’s liability under the agreement as well as funding requests and supporting documentation from NCR (the “Dispute Resolution”). The current carrying amount of Appleton’s liability under the Arbitration is $65.0 million, which represents Appleton’s best estimate of amounts to be paid for 2012 and 2013. The rulings also do not affect either of the two indemnification agreements entered in 2001 wherein AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration), which are defined in the agreements as the Fox River Liabilities. Appleton has recorded a $65.0 million environmental indemnification receivable as of December 29, 2012. On June 8, 2012, BAT served AWA with a claim filed in a United Kingdom court, seeking a declaration that BAT is indemnified by AWA from and against any losses relating to the Lower Fox River. On June 26, 2012, BAT served Appleton with the same claim, seeking a declaration that BAT is indemnified by Appleton. Appleton intends to vigorously defend against this claim and has filed an application challenging the jurisdiction of the United Kingdom court.

On February 22, 2012, the Company entered into a long-term supply agreement for the purchase of carbonless and thermal base stock for coating at the Company’s converting facilities. Under the terms of the agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is 15 years. It includes successive five-year renewal terms unless either party gives notice of non-renewal at least two years prior to the expiration of the then current term. Prices to be paid by the Company are subject to certain rebates and certain adjustments during the term of the agreement based on volume, changes to raw material pricing, freight prices and productivity gains. The supplier has agreed to be competitive in terms of price, delivery, quality and services. The supply agreement includes certain penalties if either the supplier or the Company fails to fulfill its obligations under the agreement. The supply agreement may be terminated by either party in the event (i) the other party defaults in the performance of any of its material duties or obligations under the agreement and fails to cure such default within 20 days after notice or (ii) the other party is in material default in the performance of the supply agreement after certain specified bankruptcy and reorganization events.

In connection with its approval of this supply agreement, the Company’s Board of Directors authorized a plan for the Company to dispose of papermaking assets at its West Carrollton, Ohio facility and move its carbonless coating to the Company’s converting plant in Appleton, Wisconsin. Decommissioning of the three paper machines took place in May and June and carbonless coating activity, previously performed at the mill, was moved to Appleton, Wisconsin. As a result, headcount at West Carrollton has been reduced by 314 and 68 jobs were added at the Appleton facility. The Company continues to operate its thermal coating facilities in West Carrollton and was staffed by 111 employees as of year-end 2012. The actions taken to cease papermaking operations in West Carrollton resulted in pre-tax charges associated with this manufacturing capacity rationalization and include employee termination costs (including related pension and benefit costs), accelerated depreciation on certain equipment and other associated costs. During 2012, a $28.6 million restructuring charge and a $77.4 million charge for impairment and accelerated depreciation of certain West Carrollton equipment were recorded in SG&A expense and cost of sales, respectively, in the Company’s Consolidated Statement of Comprehensive Loss for the year ended December 29, 2012.

During third quarter 2011, the Company received payment of $23.2 million in damages, including interest and net of related fees and litigation expenses. This was the result of a favorable jury trial verdict, received in 2009, related to litigation commenced by the Company against Andritz BMB AG and Andritz, Inc. In March 2011, the Wisconsin Court of Appeals issued a decision unanimously affirming the final judgment. On September 1, 2011, the Wisconsin Supreme Court denied the defendants’ petition seeking further review of the matter. This income was recorded in the other expense (income) section of the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2011.

In June 2011, in accordance with the terms of its 8.125% senior notes payable, the Company repaid in full the remaining note balance of $17.5 million.

At the end of March 2011, the Company resolved litigation initiated by a supplier over contract terms and recorded a charge to income of $3.1 million, including legal fees.

Manufacturing operations at the Company’s West Carrollton, Ohio paper mill were temporarily interrupted in July 2010 by the collapse of one of its coal silos. The incident caused no injuries. One boiler was extensively damaged as was the supporting infrastructure for two other boilers. While most of the West Carrollton facility was undamaged, the collapse of the coal silo reduced the mill’s ability to produce the power and steam required to operate its manufacturing equipment. The thermal coater resumed production within a few days of the incident and the remainder of the mill resumed production in early August. The Company managed customer orders and shifted paper production to other company-owned manufacturing facilities to minimize impact to its customers. The boiler that was extensively damaged resumed operation prior to the end of first quarter 2011.

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

Expenses associated with property damage and business interruption, totaling $17.1 million, were reported in cost of sales within the Consolidated Statement of Comprehensive Loss for the year ended January 1, 2011. According to the terms of the insurance policy, the Company recorded a $17.1 million recovery, less a $0.9 million valuation reserve, as a reduction to cost of sales for the year ended January 1, 2011, and a $0.5 million recovery as a reduction to cost of sales for the year ended December 31, 2011. Business interruption coverage also included recovery from lost margins related to the accident and therefore, the Company recorded a gain of $0.6 million in cost of sales within the Consolidated Statement of Comprehensive Loss for the year ended January 1, 2011 and an additional $0.2 million gain in cost of sales for the year ended December 31, 2011. The Company also recorded a $0.4 million involuntary conversion loss on fixed assets associated with the property loss in its Consolidated Statement of Comprehensive Loss for the year ended January 1, 2011.

Total capital spending of approximately $5.5 million was incurred for work associated with bringing the damaged boiler back online. At year-end 2010, $1.0 million, net of the $1.0 million deductible, was recorded as a gain on the other income line within the Consolidated Statement of Comprehensive Loss. For the year ended December 31, 2011, the Company recorded an additional $1.4 million of gain on the other expense (income) line within the Consolidated Statement of Comprehensive Loss, which was recorded during the second quarter.

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

Financial Highlights

Results for 2012 include the following:

●
Net sales totaled $849.8 million, a $7.5 million, or 0.9%, decrease from 2011 net sales. Net sales within the paper business decreased $5.3 million, or 0.6%. Shipment volumes were approximately 4% lower than 2011 largely due to the Company’s decision to discontinue selling carbonless papers into certain non-strategic international markets. Encapsys net sales decreased $3.8 million, or 6.9%. Volumes were approximately 12% lower than 2011 as a result of the non-strategic sales decline of carbonless paper as well as a weak global economy reducing the short-term demand for customer products using Encapsys microencapsulation.

●
As a result of the cessation of papermaking operations at West Carrollton, the Company recorded $77.4 million of other related costs in cost of sales. These costs include $64.7 million of noncash expense for accelerated depreciation related to the decommissioning of papermaking assets. It also includes an $11.1 million noncash writedown of papermaking stores and spare parts inventories to lower of cost or market, a $1.2 million noncash writedown of construction in progress and $0.4 million of retention incentives and other costs. In addition, as a result of working through the transition to the 15-year base stock supply agreement, costs of $11.4 million were incurred during the year. Restructuring expense of $28.6 million was also recorded and included employee termination benefits and exit costs related to the decommissioning of papermaking assets.

●	Cost of sales includes pension and other postretirement benefit plan expense of $21.0 million which is $17.6 million lower than in 2011.

●
SG&A spending of $153.0 million was $8.1 million, or 5.6%, higher than 2011 spending largely due to $7.5 million of costs incurred as a result of the discontinued business combination transaction discussed above. In addition, 2012 incentive compensation, including bonuses and stock-based incentive compensation, was $6.2 million higher. Pension and other postretirement benefit plan expense of $10.6 million was $4.9 million lower than in 2011.

●
An environmental expense insurance recovery of $2.2 million was recorded as a separate line item within operating loss on the Consolidated Statement of Comprehensive Loss representing additional insurance recovery due Appleton. In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009. The insurers appealed the final judgment. In June 2010, the Wisconsin Court of Appeals upheld the final judgment. Settlements have been negotiated between the insurers and Appleton. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. During 2010, Appleton recorded an $8.9 million receivable, representing settlements to be received in excess of amounts reimbursable to AWA, in the Consolidated Balance Sheet as of January 1, 2011. During 2011, Appleton received $6.2 million of these funds. This additional $2.2 million was received during October 2012.

●
Net loss was $148.5 million compared to last year’s loss of $47.7 million. As discussed above, 2012 results include a restructuring charge of $28.6 million, other related costs associated with the ceasing of papermaking in West Carrollton, Ohio of $77.4 million and $7.5 million of costs related to the discontinued business combination transaction. In comparison, the 2011 results included a $3.1 million litigation settlement and a $23.2 million litigation recovery.

●	Net debt as of December 29, 2012 was $513.7 million compared to $504.5 million at the end of 2011, an increase of $9.2 million.

●	During 2012, the Company generated $23.3 million of cash from operations which included a decrease in working capital of $26.4 million.

The Company creates product solutions for customers and end users through its development and use of coating formulations and applications as well as microencapsulation and security technologies. The Company has three reportable segments: carbonless papers, thermal papers and Encapsys.

Carbonless Papers

The carbonless papers segment includes carbonless and security paper products. The Company believes the North American market for carbonless paper products has been in decline as a result of greater use of competing technologies such as digital laser, inkjet and thermal printers, and electronic communications that do not use impact printing to create images. The Company believes the North American carbonless paper market declined by approximately 7% to 9% annually from 2007 through 2012, except during the recession period when the decline was estimated at an annual rate of 12% to 16%. The decline is expected to continue at historical rates over the next several years. The Company believes the worldwide carbonless market is also in decline, with demand declining at approximately 2% to 4% per year. The carbonless papers segment accounted for approximately 48% of total company net sales in 2012.

The carbonless papers market is highly competitive. The Company competes based on a number of factors, including price, product availability, quality and customer service. In addition to declining North American and foreign carbonless markets, the carbonless business continues to experience competitive pricing from foreign and domestic producers. Other domestic carbonless producers have continued their competitive pricing strategies in efforts to maintain or gain share. In addition, foreign competitors continue to sell into the North American carbonless market with low-price strategies. As a result of this increased pricing competition, the Company has continued to experience pressure on selling prices for carbonless products. Nevertheless, market conditions permit the Company to implement price increases from time to time to offset the increasing costs of raw materials. Also during 2012, the Company discontinued selling carbonless papers into certain non-strategic international markets.

Thermal Papers

The thermal papers market is growing with new applications being developed to use thermal technology. Based on its assessment of the period 2007 through 2012, the Company believes North American thermal markets expanded at a 3% compound average growth rate, with annual rates ranging from a decline of 2% to increases of 5%. The Company believes demand for thermal paper will continue to grow in North America and around the world. In 2007, an expansion program of approximately $125 million commenced at the West Carrollton, Ohio facility involving the installation of a state-of-the-art coater to produce thermal papers. The project was completed in third quarter 2008. Sales of thermal papers accounted for approximately 48% of total company net sales in 2012.

In 2007, the Company filed antidumping petitions against imports of certain lightweight thermal paper (“LWTP”) from China, Germany and Korea and a countervailing duty petition against such imports from China. In 2008, the U.S Department of Commerce (“Department”) issued its final determination, affirming that certain Chinese producers and exporters of LWTP sold the product in the U.S. at prices below fair value, imposing final duties of 19.77% to 115.29% and that German producers and exporters sold the product in the U.S. at prices below fair value and imposed final duties on those imports of 6.5%. In addition, for all but one Chinese producer, the Department imposed counterveiling duties of between 13.17% and 137.25%. In 2008, the U.S. International Trade Commission (“ITC”) determined the U.S. industry producing LWTP is threatened with material injury due to unfairly traded imports from China and Germany and final duties went into effect in 2008. These duties do not have a direct impact on the Company’s net income. A German manufacturer filed an appeal of the ITC determination to the U.S. Court of International Trade (“CIT”). The appeal was decided in favor of the Company in 2009 and the German manufacturer filed a further appeal to the U.S. Court of Appeals for the Federal Circuit (“CAFC”). In 2011, the CAFC remanded the matter for further consideration by the ITC and the ITC upheld its original determination. In January 2012, the CIT upheld the ITC’s decision on remand and the German manufacturer filed another appeal of the matter to the CAFC. In January 2013, the CAFC affirmed the decision of the CIT in favor of the Company. In addition, for each of the four 12-month periods following implementation of the final duties, the Company and the German manufacturer have filed requests for administrative review with the Department, seeking to modify the amount of the duties based on the market practices during each respective 12-month period. In 2011, the Department issued a final determination in the first 12-month review period, resulting in a dumping margin of 3.77 percent for imports from the German manufacturer for the period from November 2008 to October 2009. In 2012, the Department issued a final determination in the second 12-month review period, resulting in a dumping margin of 4.33% for imports from the German manufacturer for the period from November 2009 to October 2010. The German manufacturer has appealed the first and second review determinations. In December 2012, the Department issued a preliminary determination in the third 12-month review period, reflecting a dumping margin of 75.36% based on the Department’s finding that the German manufacturer knowingly and intentionally submitted fraudulent responses to the Department. The Company anticipates the Department will confirm the 75.36% duty in its final determination for the third 12-month review period, which is expected to be issued in early April 2013. Upon final resolution of the appeals, the third administrative review and the fourth administrative review, certain of the duties could be reduced, increased or eliminated.

Encapsys

The Encapsys segment develops and delivers custom microencapsulation solutions for its partners. The Company uses an open innovation process that typically includes development agreements with partner companies that seek to protect existing and potential intellectual property. Encapsys is exploring opportunities with potential partners in industries as diverse as agriculture, paints and coatings, food, building and construction, paper, textiles, personal and household care, adhesives, and oil and gas. During 2012, Encapsys accounted for approximately 6% of total company net sales.

Comparison 2012 and 2011

	Paperweight Development Corp. and Subsidiaries and
	Appleton Papers Inc. and Subsidiaries

	For the Year Ended		Increase
	December 29, 2012	December 31, 2011	(Decrease)
	(dollars in millions)

Net sales	$849.8	$857.3	-0.9%
Cost of sales	758.9	718.7	5.6%
Gross profit	90.9	138.6	-34.4%

Selling, general and administrative expenses	153.0	144.9	5.6%
Environmental expense insurance recovery	(2.2)	-	nm
Restructuring	28.6	-	nm
Litigation settlement, net	-	3.1	-100.0%

Operating loss	(88.5)	(9.4)	nm

Interest expense, net	59.4	61.0	-2.6%
Recovery from litigation settlement, net	-	(23.2)	-100.0%
Other non-operating income, net	-	(0.1)	-100.0%

Loss before income taxes	(147.9)	(47.1)	-214.0%
Provision for income taxes	0.6	0.6	-

Net loss	$(148.5)	$(47.7)	-211.3%

Comparisons as a % of net sales
Cost of sales	89.3%	83.8%	5.5%
Gross margin	10.7%	16.2%	-5.5%
Selling, general and administrative expenses	18.0%	16.9%	1.1%
Operating margin	-10.4%	-1.1%	-9.3%
Loss before income taxes	-17.4%	-5.5%	-11.9%
Net loss	-17.5%	-5.6%	-11.9%

Net sales for 2012 were $849.8 million, decreasing $7.5 million, or 0.9%, compared to $857.3 million of net sales in 2011. Net sales within the paper business decreased $5.3 million, or 0.6%, during 2012 and included the impact of the Company’s decision to discontinue selling carbonless papers into certain non-strategic international markets. Shipment volumes were approximately 4% lower than in 2011, of which, thermal volumes were almost 9% higher and carbonless volumes were nearly 13% lower. The Encapsys business experienced a net sales decline of $3.8 million, or 6.9%, on a volume decrease of nearly 12%.

An operating loss of $88.5 million was recorded in 2012. This compared to an operating loss of $9.4 million in 2011. Current year financial results were positively impacted by improved price and mix of $17.9 million. Gross profit was also positively impacted by efficiency gains and cost reduction. This was partially offset by a $6.2 million reduction in operating income due to lower shipment volumes. Included in current year cost of sales was a $6.8 million settlement charge relating to the withdrawal from the multi-employer pension plan as negotiated by the West Carrollton bargaining workforce during recent labor contract negotiations. The 2012 operating loss also included noncash expense of $64.7 million for accelerated depreciation related to the decommissioning of papermaking assets at the West Carrollton, Ohio facility as well as an $11.1 million noncash writedown of papermaking stores and spare parts inventories to lower of cost or market. Both are included in cost of sales. A $1.2 million noncash write-off of construction in progress was also included in current year cost of sales. As a result of working through the transition to the base paper supply agreement, additional costs of $11.1 million were reported year-to-date in cost of sales and $0.3 million in SG&A expenses.

SG&A spending of $153.0 million was $8.1 million, or 5.6%, higher than 2011 spending largely due to $7.5 million of costs incurred as a result of the discontinued business combination transaction. In addition, 2012 incentive compensation, including bonuses and stock-based incentive compensation, was $6.2 million higher. Pension and other postretirement benefit plan expense of $10.6 million was $4.9 million lower than in 2011. Current year restructuring expense of $28.6 million includes $25.2 million of employee termination benefits, including severance, related benefits and pension costs, and $3.4 million of decommissioning and other costs.

The Company recorded a 2012 net loss of $148.5 million compared to a $47.7 million loss recorded in 2011. In addition to the items noted above, the 2011 results included the receipt of a $23.2 million litigation settlement recovery.

Business Segment Discussion – 2012

During 2012, the paper business, which includes carbonless papers and thermal papers, recorded net sales of $818.5 million, which were $5.3 million lower than 2011 net sales. During this same period, the paper business recorded an operating loss of $76.4 million compared to an operating loss of $3.7 million in 2011. The year-on-year operating loss variance was the result of the following (dollars in millions):

Favorable price and mix	$17.9
Favorable manufacturing operations	19.0
Selling, general and administrative expense and other	11.3
Favorable raw materials and utilities pricing	1.4
Restructuring and other related costs	(106.0)
Long-term supply agreement transition costs	(11.4)
Lower shipment volumes	(4.9)
$(72.7)

Carbonless Papers

●
Carbonless papers segment 2012 net sales totaled $406.8 million, a decrease of $46.2 million, or 10.2%, from the prior year. Current year shipment volumes were nearly 13% lower than 2011 shipments. In addition to the expected carbonless market decline, during 2012 the Company discontinued selling carbonless papers into certain non-strategic international markets. This contributed to approximately 85% of the reduced volumes and 74% of the sales decline. The carbonless papers segment recorded a 2012 operating loss of $42.2 million compared to a 2011 operating loss of $4.2 million. The current year operating loss includes restructuring and other related costs of $58.3 million and $4.1 million of one-time transition costs related to the 15-year base stock supply agreement. This was partially offset by a $13.1 million reduction in retiree benefits expense.

Thermal Papers

●
Thermal papers segment 2012 net sales of $411.7 million were $40.9 million, or 11.0%, higher than 2011 net sales of $370.8 million. During 2012, shipments of thermal papers increased approximately 9% over the prior year. Continued strong demand for tag, label and entertainment (“TLE”) products, in all markets, accounted for an increase in shipment volumes of nearly 19%. Current year shipments of receipt paper were flat year on year. Current year net sales were also positively impacted by favorable price and mix of $4.8 million and $2.2 million, respectively. The thermal papers segment recorded a 2012 operating loss of $34.2 million compared to 2011 operating income of $0.6 million. The current year operating loss includes restructuring and other related costs of $47.7 million and $7.3 million of one-time transition costs related to the 15-year base stock supply agreement. Also during 2012, this business segment recorded a $6.8 million settlement charge relating to withdrawal from the multi-employer pension plan as negotiated by the West Carrollton bargaining workforce during current year labor contract negotiations. These were partially offset by a $5.2 million reduction in retiree benefits expense.

Encapsys

●
Encapsys segment net sales for 2012 totaled $51.0 million, which was a decrease of $3.8 million, or 6.9%, from 2011 net sales. Current year operating income was $10.5 million compared to 2011 operating income of $10.8 million. Compared to last year, shipment volumes declined nearly 12%. Lower Encapsys sales volume was the result of decreased carbonless papers production as well as a weak global economy reducing the short-term demand for customer products using Encapsys microencapsulation.

Unallocated Corporate Charges

●
As of year-end 2012, unallocated corporate charges totaled $19.6 million and include $7.5 million of discontinued business combination transaction costs, $4.2 million higher incentive compensation expense and a $2.2 million environmental expense insurance recovery. As of year-end 2011, unallocated corporate charges totaled $13.3 million and included a $3.1 million litigation settlement.

    Effects of Inflation. Prices for certain raw materials, including base stock, chemicals and pulp, as well as costs for natural gas, oil and electricity have been subject to price changes and can have material effects on the business, financial condition and results of operations. Prices for certain raw materials increased during 2012 and could continue to increase, or decrease, in response to changes in demand. The Company historically has been able to use price increases to recoup a portion of raw material price increases, but relies on cost-cutting measures and productivity and efficiency gains to offset the remaining portion of raw material price increases. While the Company expects that any significant increase in raw materials or energy costs will be offset by price increases and/or by cost containment and productivity and efficiency initiatives, profitability could be adversely affected if the Company is unable to pass on or mitigate any future cost increases.

Comparison 2011 and 2010

	Paperweight Development Corp. and Subsidiaries and
	Appleton Papers Inc. and Subsidiaries

	For the Year Ended		Increase
	December 31, 2011	January 1, 2011	(Decrease)
	(dollars in millions)

Net sales	$857.3	$849.9	0.9%
Cost of sales	718.7	682.2	5.4%
Gross profit	138.6	167.7	-17.4%

Selling, general and administrative expenses	144.9	139.2	4.1%
Environmental expense insurance recovery	-	(8.9)	-100.0%
Litigation settlement, net	3.1	-	nm

Operating (loss) income	(9.4)	37.4	-125.1%

Interest expense, net	61.0	65.4	-6.7%
Debt extinguishment expense, net	-	7.0	-100.0%
Recovery from litigation settlement, net	(23.2)	-	nm
Other non-operating income, net	(0.1)	(0.4)	-75.0%

Loss from continuing operations before income taxes	(47.1)	(34.6)	-36.1%
Provision for income taxes	0.6	0.2	200.0%

Loss from continuing operations	(47.7)	(34.8)	-37.1%

Income from discontinued operations, net of income taxes	-	3.5	-100.0%

Net loss	$(47.7)	$(31.3)	-52.4%

Comparisons as a % of net sales
Cost of sales	83.8%	80.3%	3.5%
Gross margin	16.2%	19.7%	-3.5%
Selling, general and administrative expenses	16.9%	16.4%	0.5%
Operating margin	-1.1%	4.4%	-5.5%
Loss from continuing operations before income taxes	-5.5%	-4.1%	-1.4%
Loss from continuing operations	-5.6%	-4.1%	-1.5%
Income from discontinued operations, net of income taxes	-	0.4%	-0.4%
Net loss	-5.6%	-3.7%	-1.9%

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

An operating loss of $9.4 million was recorded for the year ended December 31, 2011. This compared to operating income of $37.4 million recorded in 2010. During 2011, pension and other retirement benefits expense was $46.0 million higher than in 2010. Raw material and utilities inflation accounted for a $29.9 million increase in cost of sales when compared to the prior year. Lower shipment volumes accounted for decreased operating income of $6.3 million and mill curtailments to match customer demand added $6.2 million of expense. Also during 2011, a $3.1 million litigation settlement was recorded while 2010 results included an $8.9 million environmental expense recovery. These were partially offset by favorable price and mix of $45.0 million.

SG&A increased $5.7 million, or 4.1%, during 2011. Included in this increase was additional pension and other postretirement benefit plan expense of $10.7 million. This was partially offset by a $2.2 million reduction in compensation expense due to lower headcount as well as decreased severance expense. Other employee benefit costs were also lower during 2011, largely due to favorable group health claims experience.

The Company recorded a 2011 net loss from continuing operations of $47.7 million compared to a $34.8 million loss from continuing operations recorded in 2010. Net interest expense was $4.4 million lower in 2011 due to the November 2010 repayment of the secured term note payable, the June 2011 repayment of the 8.125% senior notes payable and lower levels of borrowing on the revolving credit facility, as amended, during 2011. The Company also received a $23.2 million litigation settlement recovery during third quarter 2011. During 2010, the Company recorded $7.0 million of debt extinguishment expense associated with the voluntary refinancing completed in February 2010.

Income from discontinued operations of $3.5 million was recorded in 2010 representing income from the Films operations until its sale in July 2010. It also includes a $0.4 million gain on the sale of the business.

For 2011, the Company recorded a net loss of $47.7 million compared to a net loss of $31.3 million recorded in 2010.

Business Segment Discussion – 2011

During 2011, the paper business, which includes carbonless papers and thermal papers, recorded net sales of $823.8 million, which were $3.0 million higher than 2010 net sales. During this same period, the paper business reported an operating loss of $3.7 compared to 2010 operating income of $28.7 million. The year-on-year operating income variance was the result of the following (dollars in millions):

Favorable price and mix	$44.8
Net inflation of raw material and utilities pricing	(29.9)
Increased manufacturing costs, including retiree benefits expense	(33.5)
Mill curtailments to match customer demand	(6.3)
Lower shipment volumes	(7.5)
$(32.4)

Carbonless Papers

●
Carbonless papers segment 2011 net sales totaled $453.0 million, a decrease of $26.1 million, or 5.4%, from the prior year. Current year shipment volumes were nearly 10% lower than 2010 shipments. The impact of lower shipment volumes was partially offset by favorable pricing resulting from various price increases initiated since 2010 in response to rapidly rising raw material costs. Carbonless papers operating income decreased $34.7 million during 2011 to a reported operating loss of $4.2 million. Margins continued to be negatively impacted by continued inflation in raw material and utilities pricing. While pulp prices came down during the second half of 2011, the cost of chemicals continued to climb. Overall, average pulp prices paid in 2011 were higher than those paid in 2010. As noted above, increased pension and other retirement benefits expense negatively impacted current year earnings, of which, $27.9 million was included in the carbonless papers segment.

Thermal Papers

●
Thermal papers segment 2011 net sales of $370.8 million were $29.0 million higher than 2010 net sales of $341.8 million. During 2011, shipments of thermal papers increased approximately 1% over the prior year. In order to improve profitability, the Company has been managing volumes and price of the point of sale receipt paper (“POS”) portion of the thermal business. Shipment volumes of POS were approximately 7% lower than 2010 shipment volumes. Demonstrating the strength of the Company’s thermal products portfolio, shipment volumes of TLE were approximately 12% higher than the prior year. The thermal papers segment also benefited from favorable pricing realized in response to escalating raw material costs. During 2011, the thermal papers segment recorded operating income of $0.6 million compared to a 2010 operating loss of $1.8 million. Improved pricing and mix, as well as volume growth, more than offset increases in raw material costs and pension and other retirement benefits expense. As noted above, increased pension and other retirement benefits expense negatively impacted current year earnings, of which, $14.9 million was included in the thermal papers segment.

Encapsys

●
Encapsys segment net sales for 2011 totaled $54.7 million, which was an increase of $2.5 million, or 4.8%, over 2010 net sales. Current year operating income was $10.8 million compared to 2010 operating income of $10.3 million. These increases were the result of increased shipment volumes of approximately 7%.

Unallocated Corporate Charges

●
As of year-end 2011, unallocated corporate charges totaled $13.3 million. These charges include increased pension and other retirement benefits costs as well as a $3.1 million litigation settlement. In 2010, income of $1.9 million was reported in unallocated corporate charges and included an environmental expense insurance recovery of $8.9 million.

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

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations and available borrowings under its revolving credit facility, as amended. The Company expects that cash on hand, internally-generated cash flow and available credit from its revolving credit facility, as amended, will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At December 29, 2012, the Company had $1.9 million of cash and approximately $65.2 million of unused borrowing capacity under its revolving credit facility, as amended. The revolving credit facility, as amended, had an outstanding balance of $3.7 million and net debt (total debt less cash) increased to $513.7 million compared to $504.5 million at year-end 2011.

The Company was in compliance with all debt covenants at December 29, 2012, and is forecasted to remain compliant for the next twelve months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

On February 22, 2012, the Company entered into a long-term supply agreement for the purchase of carbonless and thermal base stock for coating at the Company’s converting facilities. Under the terms of the agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is 15 years. Prices to be paid by the Company are subject to certain rebates and certain adjustments during the term of the agreement based on volume, changes to raw material pricing, freight prices and productivity gains. The supplier has agreed to be competitive in terms of price, delivery, quality and services.

In connection with its approval of this supply agreement, the Company’s Board of Directors authorized a plan for the Company to dispose of papermaking assets at its West Carrollton, Ohio facility and move its carbonless coating to the Company’s converting plant in Appleton, Wisconsin. Decommissioning of the three paper machines took place in May and June and carbonless coating activity, previously performed at the mill, was moved to Appleton, Wisconsin. As a result, headcount at West Carrollton has been reduced by 314 and 68 jobs were added at the Appleton facility. The Company continues to operate its thermal coating facilities in West Carrollton and was staffed by 111 employees as of year-end 2012. The actions taken to cease papermaking operations in West Carrollton resulted in pre-tax charges associated with this manufacturing capacity rationalization and include employee termination costs (including related pension and benefit costs), accelerated depreciation on certain equipment and other associated costs. During 2012, a $28.6 million restructuring charge and a $77.4 million charge for impairment and accelerated depreciation of certain West Carrollton equipment were recorded in SG&A expense and cost of sales, respectively, in the Company’s Consolidated Statement of Comprehensive Loss for the year ended December 29, 2012.

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

Cash Flows from Operating Activities-Paperweight Development Corp. and Subsidiaries. Net cash provided by operating activities during 2012 was $23.3 million compared to $68.7 million net cash provided by operating activities in 2011. The net loss, adjusted for non-cash charges, used $31.5 million in operating cash for the period. Non-cash charges included $100.3 million in depreciation and amortization, $11.1 million inventory revaluation charge, $3.0 million of non-cash employer matching contributions to the KSOP and $2.6 million of other net non-cash charges. During 2012, working capital decreased by $26.4 million, of which, the primary component was a $27.2 million increase in accounts payable and other accrued liabilities. This included a $20.1 million increase in accounts payable due to improved payment terms. Accrued compensation, including both current and deferred, is higher by $7.5 million and includes a higher reserve for annual incentive compensation and a newly-vested portion of deferred incentive compensation paid to participants in February 2013. Though a $25.0 million contribution was made to the pension plan during 2012, accrued pension increased by $12.3 million. Other, net provided cash of $16.0 million including a $25.0 million reserve for full withdrawal from the multi-employer pension plan.

Net cash provided by operating activities during 2011 was $68.7 million compared to $30.0 million net cash used by operating activities in 2010. The net loss, adjusted for non-cash charges, provided $7.9 million in operating cash for the period. Non-cash charges included $48.6 million in depreciation and amortization, $2.7 million of non-cash employer matching contributions to the KSOP, $1.1 million of foreign exchange loss and $4.6 million of other non-cash charges. These non-cash charges were decreased by a $1.4 million net gain from involuntary conversion of equipment. A decrease in working capital provided $22.0 million of cash. This included a $14.5 million reduction in other current assets due to the receipt of an $8.2 million insurance recovery receivable for the West Carrollton coal silo collapse. Cash of $1.7 million was also provided by a decrease in other assets which included receiving $2.6 million in December from the sale of foreign exchange contracts originally set to mature at various points in 2012. Accrued pension increased by $37.1 million, though an $18.0 million pension contribution was made in 2011.

Net cash used by operating activities during 2010 was $30.0 million. The net loss, adjusted for non-cash charges, provided $24.0 million in operating cash for the period. Non-cash charges included $51.5 million in depreciation and amortization, $7.0 million of debt extinguishment expense associated with current year debt refinancing and debt repayment, $3.2 million of non-cash employer matching contributions to the KSOP, $0.6 million of foreign exchange loss, and $5.3 million of other non-cash charges. These non-cash charges were decreased by the $9.1 million Fox River insurance recovery, proceeds of which are expected to be received during 2011 and 2012, a $2.6 million gain on the sale of Films and a $0.6 million net gain from involuntary conversion of equipment. Uses of cash included a $36.4 million increase in working capital, an $11.9 million change in pension which included a $15.0 million pension payment for the 2009 plan year and a net $5.7 million of other uses. A major component of the $36.4 million increase in working capital was a $14.5 million increase in accounts receivable. This increase was the result of higher year-on-year net sales and increased international sales which carry longer payment terms. Other components of the increase in working capital were a $9.3 million decrease in accounts payable and accrued liabilities, a $6.7 million increase in other current assets and a $5.9 million increase in inventories. The increase in other current assets is largely the result of an $8.2 million insurance recovery receivable recorded for the West Carrollton coal silo collapse.

Cash Flows from Operating Activities-Appleton Papers Inc. and Subsidiaries. Net cash provided by operating activities was $39.3 million in 2012 and $91.4 million in 2011. In 2010, cash used by operating activities was $88.3 million. As Appleton is the primary operating subsidiary of the Company, a majority of the components of cash flows from operating activities are the same as those discussed above for Paperweight Development Corp. and Subsidiaries. Under an arbitration award with NCR, related to remediation of the Lower Fox River, Appleton agreed to share defense and liability costs with NCR and therefore the funding under this agreement is included in operating activities. This is the main driver of the additional changes in cash flows from operating activities.

Cash Flows from Investing Activities-Paperweight Development Corp. and Subsidiaries and Appleton Papers Inc. and Subsidiaries. Current year net cash used by investing activities was $17.1 million and was used entirely for investment in capital projects.

Net cash used by investing activities in 2011 totaled $12.5 million. During 2011, the Company invested $15.9 million in capital projects. In July 2011, the Company received the remaining $2.0 million of cash proceeds from the July 2010 sale of APC and NEX which had been in escrow pending any potential buyer claims resulting from the sale. Insurance proceeds of $1.4 million were received to compensate the Company’s loss of property, plant and equipment as the result of the July 2010 coal silo collapse at the West Carrollton, Ohio paper mill.

As a result of the $56.0 million of cash proceeds from the July 2010 sale of APC and NEX, cash provided by investing activities totaled $39.4 million in 2010. During 2010, the Company invested $17.8 million in capital projects. Current year cash flows from investing also included $1.0 million of insurance recovery, related to fixed assets, as a result of the West Carrollton coal silo collapse.

Cash Flows from Financing Activities-Paperweight Development Corp. and Subsidiaries. During 2012, net cash used by financing activities was $11.6 million. During the year, the Company made mandatory debt repayments of $1.3 million, plus interest, on its State of Ohio loans. During 2012, the Company borrowed a net $3.7 million on its revolving credit facility, as amended. During March 2012, the Company received the proceeds of a $0.3 million note issued to Appleton Papers Inc. by Columbia County, Wisconsin.

Current year proceeds from the issuance of PDC redeemable common stock totaled $2.9 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during 2012. Current year payments to redeem PDC common stock were $14.1 million.

Cash overdrafts decreased $3.1 million during 2012. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

During 2011, net cash used by financing activities was $52.8 million. In June 2011, in accordance with the terms of its 8.125% senior notes payable, the Company repaid in full the remaining note balance of $17.5 million. A payment of $18.2 million represented full and complete payment of all unpaid principal and accrued and unpaid interest. These funds were sourced from a combination of cash from operations and borrowing on the revolving credit facility, as amended. Upon payment, the notes were terminated and the Company was released from all obligations under the notes. The Company also made mandatory debt repayments of $1.2 million, plus interest, on its State of Ohio loans. During the current year, the Company repaid a net $29.3 million on its revolving credit facility, as amended, and as of December 31, 2011, did not have an unpaid revolver balance. Approximately $18.8 million of the revolving credit facility, as amended, was used to support outstanding letters of credit.

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

Cash Flows from Financing Activities-Appleton Papers Inc. and Subsidiaries. Net cash used by financing activities was $27.6 million in 2012 and $75.5 million in 2011. In 2010, cash provided by financing activities was $42.7 million. As Appleton is the primary operating subsidiary of the Company, a majority of the components of cash flows from financing activities are the same as those discussed above for Paperweight Development Corp. and Subsidiaries. As Appleton is indemnified by PDC for payments made under the arbitration award with NCR, related to the remediation of the Lower Fox River, funds due from PDC are recorded as a financing activity. The main driver of the additional changes in cash flows from financing activities is this change in due from PDC.

Description of Outstanding Indebtedness. Long-term obligations, excluding capital lease obligations, consist of the following (dollars in millions):
	2012	2011
Revolving credit facility at approximately 4.25%	$3.7	$-
Secured variable rate industrial development bonds, 0.4% average interest rate at December 29, 2012, $2.7 million due in 2013 and $6.0 million due in 2027	8.7	8.7
State of Ohio assistance loan at 6%, approximately $0.1 million due monthly and final payment due May 2017	5.2	6.2
State of Ohio loan at 1% until July 2011, then 3% until May 2019, approximately $30,000 due monthly and final payment due May 2019	2.0	2.2
Columbia County, Wisconsin municipal debt due December 2019	0.3	-
Senior subordinated notes payable at 9.75%, due June 2014	32.2	32.2
Senior secured first lien notes payable at 10.5%, due June 2015	305.0	305.0
Unamortized discount on 10.5% senior secured first lien notes payable, due June 2015	(3.3)	(4.3)
Second lien notes payable at 11.25%, due December 2015	161.8	161.8
	515.6	511.8
Less obligations due within one year	(4.0)	(1.3)
	$511.6	$510.5

2012

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

2011

As of July 1, 2011, the revolving credit facility was amended to reduce all applicable interest rate spreads by 0.25%. The interest rate assessed on Eurodollar rate loans was the Eurodollar rate plus an interest rate spread ranging from 3.25% to 3.75%, depending on defined levels of average excess availability of the credit facility. The interest rate assessed on base rate loans was the base rate plus an interest rate spread ranging from 2.25% to 2.75%, also depending on defined levels of average excess availability.

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

Off-Balance Sheet Arrangements. The Company had no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of, or requirements for, capital resources at December 29, 2012.

Disclosures about Contractual Obligations, Commercial Commitments and Contingencies. A summary of significant contractual obligations, commercial commitments and contingencies as of December 29, 2012, for both Paperweight Development Corp. and Subsidiaries and Appleton Papers Inc. and Subsidiaries, is as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in millions)
Long-term debt (1)	$518.8	$4.0	$505.5	$2.5	$6.8
Operating leases	8.7	4.1	4.4	0.2	-
Other long-term obligations (2)	355.1	74.3	143.5	49.7	87.6
Total contractual cash obligations	$882.6	$82.4	$653.4	$52.4	$94.4

(1)	The senior secured first lien notes payable at 10.5%, due June 2015, are included at face of $305.0 million.

(2)	Represents obligations for interest, pension funding, postretirement health benefits and deferred compensation payments.

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

	Estimate of Potential Commitment per Period
Other Commitments	Total	Less Than 1 Year	1-3 Years	4-5 Years
	(dollars in millions)
Estimated share repurchase liability	$108.0	$19.3	$ 41.5	$47.2

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

Collective Bargaining Agreements

Manufacturing employees at the Company’s major manufacturing facilities in Appleton, Wisconsin, Roaring Spring, Pennsylvania and West Carrollton, Ohio are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”). In June 2012, represented employees at the Roaring Spring facility ratified a labor agreement effective to November 17, 2014. In September 2012, represented employees at the West Carrollton plant ratified a labor agreement effective to April 1, 2015. In December 2011, represented employees at the Appleton facility ratified a labor agreement effective to August 31, 2014.

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

This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Accounting policies are disclosed in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. The following policies are considered by management to be the most critical in understanding the judgments that are involved in the preparation of the consolidated financial statements and the uncertainties that could impact the results of operations, financial position and cash flows. Management has discussed the development, selection and disclosure of these estimates and assumptions with the Audit Committee of the Board of Directors.

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

Redeemable Common Stock. Redeemable equity securities are required to be accreted so the amount on the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Due to reductions in the share price on June 30, 2010 and earlier, partially offset by increases in the share price thereafter, the Company reduced the redeemable common stock accretion by $7.8 million for the year ended December 29, 2012. Redeemable common stock is being accreted up to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of December 29, 2012. The earliest redemption date, as mandated by federal law, occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. The fair value of redeemable common stock is determined by an independent, third-party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $153 million has been determined. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

Income Taxes. In conjunction with the acquisition of Appleton, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes, and therefore, the Company anticipates that it will not incur any future U.S. federal income tax liability and minimal state and local income tax liabilities. Appleton’s Canadian subsidiary, Appleton Papers Canada Ltd., is not eligible for treatment as a qualified subchapter S subsidiary. As a result, the Company will incur a foreign tax liability. The Company’s income tax reserve at December 29, 2012, covers various audit issues and provisions for certain non-U.S. entities. All U.S. federal C corporation tax years are closed. Various Canadian and state tax years remain open.

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

Employee Benefit Plans. The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement healthcare. The Company recognizes all actuarial gains and losses immediately in net periodic cost annually in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement during a fiscal year and, the market-related value of plan assets used in the cost calculations is equal to fair value.

The determination of the Company’s obligation and expense for pension and other postretirement benefits, such as retiree healthcare and life insurance, is dependent on the selection of certain assumptions in calculating such amounts. Those assumptions include, among others and where applicable, the discount rate and rates of increase in healthcare costs. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends, when appropriate.

The discount rate is developed by selecting a portfolio of high-quality corporate bonds appropriate to provide for the projected benefit payments of the plan. This portfolio is selected from a universe of over 500 Aa-graded noncallable bonds available in the market as of December 29, 2012, further limited to those bonds with average yields between the 10th and 90th percentiles. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds selected to the discounted value of the plan’s benefit payments. Based on the methodology described above, and a selected portfolio of 19 bonds, the Company has selected a discount rate of 4.15% for the pension plans to value year-end liabilities. The discount rate used at year-end 2011 was 5.00%.

The expected long-term rate of return on assets assumption is developed considering the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Expected returns for each asset class are developed using estimates of expected real returns plus expected inflation. Long-term expected real returns are derived from future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, the Company selected 7.75% at year-end 2012 and 8.00% at year-end 2011 as its long-term rate of return on assets assumption.

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

Compliance with environmental laws and regulations is an important facet of the business. The Company expects to incur capital expenditures of approximately $1.0 million in 2013 and a total of approximately $4.5 million from 2014 through 2018 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. The Company expects to continue to incur expenditures after 2018 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements.

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

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This update adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The updated standard is effective prospectively for the Company's annual and interim periods beginning after December 15, 2012. The adoption of this new ASU is not expected to have a significant impact the Company's consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” It provides the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not an indefinite-lived intangible asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, though early adoption is permitted. The Company expects that adoption will not have a significant impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." It provides updated guidance related to the presentation of other comprehensive income, offering two alternatives for presentation, including (a) a single continuous statement of comprehensive income or (b) two separate but consecutive statements. ASU 2011-05 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As required, the Company adopted this guidance during first quarter 2012 and the necessary presentation is included in its consolidated financial statements.

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

Interest Rate Risk. As of year ended December 29, 2012, the Company had variable rate debt of $8.7 million. As such, a change of 1% to current interest rates would not have a material impact on interest expense.

Currency Risk. The Company maintains a sales organization and distribution facility in Canada and makes investments and enters into transactions denominated in foreign currencies. Although the majority of international sales are denominated in U.S. dollars, a portion of international sales are denominated in foreign currencies with the effect that the Company is increasingly exposed to translational foreign exchange risk in coming years.

The Company has entered into limited foreign exchange contracts to reduce the variability of the earnings and cash flow impacts of nonfunctional currency denominated activities between its Canadian distribution center and customers located outside the United States. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying items being hedged. Maturities of forward exchange contracts coincide with settlement dates of related transactions. Forward exchange contracts are designated as cash flow hedges in accordance with ASC 815, “Derivatives and Hedging.” A 10% appreciation or depreciation in the Canadian dollar at December 29, 2012 would not have a significant impact on the Company’s consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows.

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

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap and collar contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Consolidated Balance Sheet at fair value using inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the strike price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At December 29, 2012, the hedged volumes of these contracts was approximately 1.3 million MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2013.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. These contracts are recorded in the Consolidated Balance Sheet at fair value using market inputs based on pricing published by RISI, Inc. (“RISI”) as measured on the last trading day of the accounting period and compared to the swap’s fixed price. Currently, there are no pulp swap contracts in place.

Item 8.            Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of Paperweight Development Corp. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, of cash flows and of redeemable common stock, accumulated deficit and accumulated other comprehensive income present fairly, in all material aspects, the financial position of Paperweight Development Corp. and its subsidiaries at December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for pension and other postretirement benefit plans and inventory costing in 2012.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 13, 2013

To the Shareholder and Board of Directors of Appleton Papers Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, of cash flows and of equity present fairly, in all material aspects, the financial position of Appleton Papers Inc. and its subsidiaries at December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for pension and other postretirement benefit plans and inventory costing in 2012.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 13, 2013

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 29, 2012	December 31, 2011

Current assets	$1,851	$7,241
Cash and cash equivalents
Accounts receivable, less allowance for doubtful accounts of $1,077 and $1,186, respectively	92,680	90,339
Inventories	94,349	103,877
Other current assets	70,620	54,724
Total current assets	259,500	256,181
Property, plant and equipment, net of accumulated depreciation of $607,006 and $513,985, respectively	243,265	324,665
Intangible assets, net	43,839	46,125
Other assets	14,486	16,297
Total assets	$561,090	$643,268
LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$3,975	$1,256
Accounts payable	68,600	51,766
Accrued interest	2,467	2,628
Other accrued liabilities	119,635	91,427
Total current liabilities	194,677	147,077

Long-term debt	511,624	510,533
Postretirement benefits other than pension	38,440	41,611
Accrued pension	137,081	125,245
Other long-term liabilities	32,165	7,389
Commitments and contingencies (Note 19)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 8,730,118 and 9,212,808, respectively	81,704	97,615
Accumulated deficit	(439,923)	(299,226)
Accumulated other comprehensive income	5,322	13,024

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive income	$561,090	$643,268

The accompanying notes are an integral part of these consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 29, 2012	December 31, 2011

Current assets	$1,851	$7,241
Cash and cash equivalents
Accounts receivable, less allowance for doubtful accounts of $1,077 and $1,186, respectively	92,680	90,339
Inventories	94,349	103,877
Other current assets	70,620	54,724
Total current assets	259,500	256,181
Property, plant and equipment, net of accumulated depreciation of $607,006 and $513,985, respectively	243,265	324,665
Intangible assets, net	43,839	46,125
Other assets	14,474	16,285
Total assets	$561,078	$643,256
LIABILITIES AND TOTAL EQUITY
Current liabilities
Current portion of long-term debt	$3,975	$1,256
Accounts payable	68,600	51,766
Accrued interest	2,467	2,628
Other accrued liabilities	119,635	91,427
Total current liabilities	194,677	147,077

Long-term debt	511,624	510,533
Postretirement benefits other than pension	38,440	41,611
Accrued pension	137,081	125,245
Other long-term liabilities	32,165	7,389
Total liabilities	913,987	831,855
Commitments and contingencies (Note 19)	-	-
Common stock, $100.00 par value, 130,000 shares authorized, 100 shares issued and outstanding	10,500	10,500
Paid-in capital	623,305	623,305
Due from parent	(237,257)	(229,100)
Accumulated deficit	(754,779)	(606,328)
Accumulated other comprehensive income	5,322	13,024
Total equity	(352,909)	(188,599)

Total liabilities and equity	$561,078	$643,256

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in thousands)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011

Net sales	$849,756	$857,329	$849,884

Cost of sales	758,875	718,710	682,228

Gross profit	90,881	138,619	167,656

Selling, general and administrative expenses	152,961	144,928	139,154
Environmental expense insurance recovery	(2,188)	-	(8,947)
Restructuring	28,589	-	-
Litigation settlement, net	-	3,122	-

Operating (loss) income	(88,481)	(9,431)	37,449

Other expense (income)
Interest expense	59,654	61,330	65,772
Debt extinguishment expense, net	-	-	7,010
Interest income	(224)	(355)	(327)
Recovery from litigation settlement, net	-	(23,229)	-
Foreign exchange (gain) loss	(213)	1,136	600
Other expense (income)	166	(1,238)	(1,029)

Loss from continuing operations before income taxes	(147,864)	(47,075)	(34,577)

Provision for income taxes	587	577	176

Loss from continuing operations	(148,451)	(47,652)	(34,753)

Discontinued operations
Income from discontinued operations, net of income taxes	-	-	3,499

Net loss	(148,451)	(47,652)	(31,254)

Other comprehensive (loss) income
Changes in retiree plans	(4,812)	433	6,743
Realized and unrealized (losses) gains on derivatives	(2,890)	1,373	140
Total other comprehensive (loss) income	(7,702)	1,806	6,883

Comprehensive loss	$(156,153)	$(45,846)	$(24,371)

The accompanying notes are an integral part of these consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in thousands)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011

Net sales	$849,756	$857,329	$849,884

Cost of sales	758,875	718,710	682,228

Gross profit	90,881	138,619	167,656

Selling, general and administrative expenses	152,961	144,928	139,154
Environmental expense insurance recovery	(2,188)	-	(8,947)
Restructuring	28,589	-	-
Litigation settlement, net	-	3,122	-

Operating (loss) income	(88,481)	(9,431)	37,449

Other expense (income)
Interest expense	59,654	61,330	65,772
Debt extinguishment expense, net	-	-	7,010
Interest income	(224)	(355)	(327)
Recovery from litigation settlement, net	-	(23,229)	-
Foreign exchange (gain) loss	(213)	1,136	600
Other expense (income)	166	(1,238)	(1,029)

Loss from continuing operations before income taxes	(147,864)	(47,075)	(34,577)

Provision for income taxes	587	577	176

Loss from continuing operations	(148,451)	(47,652)	(34,753)

Discontinued operations
Income from discontinued operations, net of income taxes	-	-	3,499

Net loss	(148,451)	(47,652)	(31,254)

Other comprehensive (loss) income
Changes in retiree plans	(4,812)	433	6,743
Realized and unrealized (losses) gains on derivatives	(2,890)	1,373	140
Total other comprehensive (loss) income	(7,702)	1,806	6,883

Comprehensive loss	$(156,153)	$(45,846)	$(24,371)
The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED
(dollars in thousands)

	December 29, 2012	December 31, 2011	January 1, 2011
Cash flows from operating activities:
Net loss	$(148,451)	$(47,652)	$(31,254)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Depreciation	98,010	46,292	48,578
Amortization of intangible assets	2,286	2,324	2,908
Impaired inventory revaluation	11,061	-	-
Amortization of financing fees	2,645	3,373	4,080
Amortization of bond discount	1,066	958	745
Employer 401(k) noncash matching contributions	3,038	2,738	3,209
Foreign exchange (gain) loss	(227)	1,143	559
Net gain from involuntary conversion of equipment	-	(1,374)	(638)
Noncash gain on foreign currency hedging	(2,382)	-	-
Loss on disposals of equipment	1,448	209	419
Gain on sale of business	-	-	(2,560)
Accretion of capital lease obligations	10	7	33
Loss on debt extinguishment	-	-	7,010
Fox River insurance recovery	-	(145)	(9,053)

(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(2,857)	2,004	(14,540)
Inventories	(962)	6,107	(5,872)
Other current assets	3,105	14,484	(6,739)
Accounts payable and other accrued liabilities	27,159	(569)	(9,273)
Accrued pension	12,322	37,149	(11,862)
Other, net	16,034	1,663	(5,735)
Net cash provided (used) by operating activities	23,305	68,711	(29,985)

Cash flows from investing activities:
Proceeds from sale of equipment	22	6	208
Net change in cash due to sale of Films	-	2,000	56,000
Insurance proceeds from involuntary conversion of equipment	-	1,374	1,029
Additions to property, plant and equipment	(17,143)	(15,847)	(17,839)
Net cash (used) provided by investing activities	(17,121)	(12,467)	39,398

Cash flows from financing activities:
Payments of senior secured notes payable	-	-	(211,225)
Payments of senior notes payable	-	(17,491)	-
Proceeds from senior secured first lien notes payable	-	-	299,007
Debt acquisition costs	-	-	(10,847)
Payments relating to capital lease obligations	(68)	(47)	(721)
Proceeds from old revolving line of credit	-	-	21,350
Payments of old revolving line of credit	-	-	(109,575)
Proceeds from revolving line of credit	253,400	202,800	316,993
Payments of revolving line of credit	(249,700)	(232,100)	(287,693)
Payments of State of Ohio loans	(1,256)	(1,203)	(1,151)
Payments of secured financing	-	-	(20,905)
Proceeds from municipal debt	300	-	-
Proceeds from issuance of redeemable common stock	2,884	2,875	3,561
Payments to redeem common stock	(14,070)	(12,351)	(11,811)
(Decrease) increase in cash overdraft	(3,078)	4,749	(2,628)
Net cash used by financing activities	(11,588)	(52,768)	(15,645)

Effect of foreign exchange rate changes on cash and cash equivalents	14	(7)	41
Change in cash and cash equivalents	(5,390)	3,469	(6,191)
Cash and cash equivalents at beginning of period	7,241	3,772	9,963

Cash and cash equivalents at end of period	$1,851	$7,241	$3,772

The accompanying notes are an integral part of these consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED
(dollars in thousands)

	December 29, 2012	December 31, 2011	January 1, 2011
Cash flows from operating activities:
Net loss	$(148,451)	$(47,652)	$(31,254)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Depreciation	98,010	46,292	48,578
Amortization of intangible assets	2,286	2,324	2,908
Impaired inventory revaluation	11,061	-	-
Amortization of financing fees	2,645	3,373	4,080
Amortization of bond discount	1,066	958	745
Employer 401(k) noncash matching contributions	3,038	2,738	3,209
Foreign exchange (gain) loss	(227)	1,143	559
Net gain from involuntary conversion of equipment	-	(1,374)	(638)
Noncash gain on foreign currency hedging	(2,382)	-	-
Loss on disposals of equipment	1,448	209	419
Gain on sale of business	-	-	(2,560)
Accretion of capital lease obligations	10	7	33
Loss on debt extinguishment	-	-	7,010
Fox River insurance recovery	-	(145)	(9,053)

(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(2,857)	2,004	(14,540)
Inventories	(962)	6,107	(5,872)
Other current assets	3,105	14,484	(6,739)
Accounts payable and other accrued liabilities	46,159	24,851	(35,793)
Accrued pension	12,322	37,149	(11,862)
Other, net	13,005	(1,067)	(37,535)
Net cash provided (used) by operating activities	39,276	91,401	(88,305)

Cash flows from investing activities:
Proceeds from sale of equipment	22	6	208
Net change in cash due to sale of Films	-	2,000	56,000
Insurance proceeds from involuntary conversion of equipment	-	1,374	1,029
Additions to property, plant and equipment	(17,143)	(15,847)	(17,839)
Net cash (used) provided by investing activities	(17,121)	(12,467)	39,398

Cash flows from financing activities:
Payments of senior secured notes payable	-	-	(211,225)
Payments of senior notes payable	-	(17,491)	-
Proceeds from senior secured first lien notes payable	-	-	299,007
Debt acquisition costs	-	-	(10,847)
Payments relating to capital lease obligations	(68)	(47)	(721)
Proceeds from old revolving line of credit	-	-	21,350
Payments of old revolving line of credit	-	-	(109,575)
Proceeds from revolving line of credit	253,400	202,800	316,993
Payments of revolving line of credit	(249,700)	(232,100)	(287,693)
Payments of State of Ohio loans	(1,256)	(1,203)	(1,151)
Payments of secured financing	-	-	(20,905)
Proceeds from municipal debt	300	-	-
Due from parent	(27,157)	(32,166)	50,070
(Decrease) increase in cash overdraft	(3,078)	4,749	(2,628)
Net cash (used) provided by financing activities	(27,559)	(75,458)	42,675

Effect of foreign exchange rate changes on cash and cash equivalents	14	(7)	41
Change in cash and cash equivalents	(5,390)	3,469	(6,191)
Cash and cash equivalents at beginning of period	7,241	3,772	9,963

Cash and cash equivalents at end of period	$1,851	$7,241	$3,772

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
 ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED
 (dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income

Balance, January 2, 2010	10,097,099	$122,087	$(232,996)	$4,335

Comprehensive loss:
Net loss	-	-	(31,254)	-
Other comprehensive income	-	-	-	6,883

Issuance of redeemable common stock	562,003	6,761	-	-
Redemption of redeemable common stock	(945,890)	(11,811)	-	-
Accretion of redeemable common stock	-	(6,992)	6,992	-

Balance, January 1, 2011	9,713,212	110,045	(257,258)	11,218

Comprehensive loss:
Net loss	-	-	(47,652)	-
Other comprehensive income	-	-	-	1,806

Issuance of redeemable common stock	416,217	5,605	-	-
Redemption of redeemable common stock	(916,621)	(12,351)	-	-
Accretion of redeemable common stock	-	(5,684)	5,684	-

Balance, December 31, 2011	9,212,808	97,615	(299,226)	13,024

Comprehensive loss:
Net loss	-	-	(148,451)	-
Other comprehensive loss	-	-	-	(7,702)

Issuance of redeemable common stock	378,566	5,913	-	-
Redemption of redeemable common stock	(861,256)	(14,070)	-	-
Accretion of redeemable common stock	-	(7,754)	7,754	-

Balance, December 29, 2012	8,730,118	$81,704	$(439,923)	$5,322

The accompanying notes are an integral part of these consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY FOR THE YEARS ENDED (dollars in thousands, except share data)
	Common Stock
	Shares Outstanding	Amount	Paid-in Capital	Due from Parent	Accumulated Deficit	Accumulated Other Comprehensive Income

Balance, January 2, 2010	100	$10,500	$623,305	$ (217,305)	$(527,422)	$4,335

Comprehensive loss:
Net loss	-	-	-	-	(31,254)	-
Other comprehensive income	-	-	-	-	-	6,883
Change in due from parent	-	-	-	(5,049)	-	-

Balance, January 1, 2011	100	10,500	623,305	(222,354)	(558,676)	11,218

Comprehensive loss:
Net loss	-	-	-	-	(47,652)	-
Other comprehensive income	-	-	-	-	-	1,806
Change in due from parent	-	-	-	(6,746)	-	-

Balance, December 31, 2011	100	10,500	623,305	(229,100)	(606,328)	13,024

Comprehensive loss:
Net loss	-	-	-	-	(148,451)	-
Other comprehensive loss						(7,702)
Change in due from parent	-	-	-	(8,157)	-	-

Balance, December 29, 2012	100	$10,500	$623,305	$ (237,257)	$(754,779)	$5,322

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION AND NATURE OF OPERATIONS

    The accompanying consolidated financial statements, after the elimination of intercompany accounts and transactions, include the accounts of Paperweight Development Corp. (“PDC”) and its 100%-owned subsidiaries (collectively the “Company”), which includes the consolidated financial statements of Appleton Papers Inc. and its 100%-owned subsidiaries (collectively “Appleton”), for the years ended December 29, 2012, December 31, 2011, and January 1, 2011. PDC conducts substantially all of its business through Appleton. In late October 2011, the SEC Regulations Committee September minutes published a clarification of S-X Rule 3-10 as it relates to the definition of what is a “full and unconditional” guarantee. As a result, separate financial statements are presented for PDC, the Parent, and Appleton, the Issuer of the debt.

NATURE OF OPERATIONS

Appleton is the primary operating subsidiary of PDC. The Company creates product solutions for customers and end users through its development and use of coating formulations and applications as well as microencapsulation and security technologies. It has three reportable segments: carbonless papers, thermal papers and Encapsys (see Note 24, Segment Information).

The carbonless papers segment includes carbonless and security paper products. Carbonless paper is used to make multipart business forms such as invoices and purchase orders. The Company produces coated products for point-of-sale displays and other design and print applications and offers custom coating solutions. Carbonless products are sold to converters, business forms printers and merchant distributors who stock and sell carbonless paper to printers. The Company produces security papers with features that resist forgery, tampering and counterfeiting. The Company’s portfolio of products incorporates security technologies, including watermarks, taggants, reactive chemicals, embedded threads and fibers and machine-readable technologies, to serve global markets. The Company produces financial and identity documents for business and government such as checks, visas, automobile titles and birth certificates. Sales within the carbonless papers segment accounted for approximately 48% of consolidated net sales in 2012, 53% of consolidated net sales in 2011 and 56% of consolidated net sales in 2010.

The thermal papers segment develops and produces substrates for the transaction and item identification markets. Thermal paper is used in four principal end markets: (1) point-of-sale products for retail receipts and coupons; (2) labels for shipping, warehousing, medical and clean-room applications; (3) tags and tickets for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart products for engineering, industrial and medical diagnostic charts. Point-of-sale products are sold to printers and converters who in turn sell to end-user customers or to resellers such as office supply stores, office superstores, warehouse clubs, mail order catalogs, equipment dealers, merchants and original equipment manufacturers. Label products are sold to companies who apply pressure sensitive adhesive coatings and release liners and then sell these products to label printers. Tag, ticket and chart grades are sold to specialty printing companies who convert them to finished products such as entertainment, lottery and gaming tickets, tags, coupons and medical charts. Sales within the thermal papers segment accounted for approximately 48% of consolidated net sales in 2012, 43% of consolidated net sales in 2011 and 40% of consolidated net sales in 2010.

The Encapsys segment discovers, develops and manufactures microencapsulation solutions for external partner companies and for the Company’s carbonless papers segment. Microencapsulation is the process of putting a microscopic wall around a core substance. The Company helped NCR Corporation (“NCR”) produce the first commercial application for microencapsulation in 1954 with the introduction of carbonless paper. Since then, the Company researchers have developed the art and science of microencapsulation and are working with potential partners in industries as diverse as agriculture, paints and coatings, food, building and construction, paper, textiles, personal and household care, adhesives, and oil and gas. The Encapsys segment leverages the Company’s extensive technical knowledge and experience with microencapsulation and uses an open innovation process with partner companies to develop successful technical solutions for those companies. Sales within the Encapsys segment accounted for approximately 6% of consolidated net sales in 2012, 2011 and 2010.

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

RELATIONSHIP OF APPLETON PAPERS INC. WITH PARENT

As a result of PDC's November 2001 acquisition of Appleton Papers Inc., Appleton entered into borrowings with a third-party and transferred the acquired cash through a subordinated demand note receivable with PDC to fund the acquisition from AWA. The note principal of $167.1 million and accrued interest at 6% is due on demand. Though the principal and accrued interest is due on demand, PDC does not have the ability or intent to repay the amounts due. As such, the loan has been classified as a reduction in equity.

As described in Note 22, the ESOP purchased 100% of PDC shares in 2001. All ESOP shares activities, including issuance, deferrals, redemptions, and accretion, are recorded by PDC. Cash is transacted through intercompany loans from Appleton to PDC in order to fund ESOP redemption activities and, ESOP deferrals are in turn paid back to Appleton. Redemption activities are significantly larger than employee deferrals. The Company has classified the intercompany loans on Appleton's ledger as a reduction to equity as PDC does not have the ability or intent to repay the amounts due.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company’s fiscal year is the 52-week or 53-week period ending the Saturday nearest December 31. Fiscal year 2012 was a 52-week period ending December 29, 2012. Fiscal year 2011 was a 52-week period ending December 31, 2011. Fiscal year 2010 was a 52-week period ending on January 1, 2011.

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

CHANGE IN ACCOUNTING POLICIES

During fourth quarter 2012, the Company adopted mark-to-market accounting for its pension and other postretirement benefit plans. Under mark-to-market accounting, all actuarial gains and losses are immediately recognized in net periodic cost annually in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement during a fiscal year and, the market-related value of plan assets used in the cost calculations is equal to fair value. Under the Company’s previous accounting method, a portion of the actuarial gains and losses was deferred in accumulated other comprehensive loss on the Consolidated Balance Sheet and amortized into future periods. In addition, the previous method smoothed the investment gains and losses of the plan assets over a period of five years. While the Company’s historical policy of recognizing pension and other postretirement benefits expense was considered acceptable under accounting priniciples generally accepted in the United States, the Company believes this new policy to be preferable as it eliminates the delay in recognizing actuarial gains and losses within operating results. This change will also improve the transparency within the Company’s operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these actuarial gains and losses are actually incurred. All prior periods presented were retrospectively adjusted to reflect the period-specific effects of applying the new accounting policy.

In connection with this change in accounting policy for pension and other postretirement benefit plans, the Company also elected to change its method of accounting for certain costs included in inventory. The Company has elected to exclude the amount of its pension and other postretirement benefit costs applicable to former employees from inventoriable costs. While the Company’s historical policy of including all pension and other postretirement benefits costs, excluding those charged directly to SG&A, as a component of inventoriable costs was acceptable, it believes the new policy is preferable as inventoriable costs will only include costs that are directly attributable to current employees involved in the production of inventory. All prior periods presented were retrospectively adjusted to reflect the period-specific effects of applying the new accounting policy.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The impact of these accounting policy changes on the Company’s consolidated financial statements are summarized below.

Consolidated Statements of Comprehensive Loss (PDC and Appleton)

	For the Year Ended December 29, 2012
	Previous Method	Effect of Change	As Reported
Net sales	$849,756	$-	$849,756
Cost of sales	741,408	17,467	758,875
Gross profit	108,348	(17,467)	90,881

Selling general and administrative expenses	144,916	8,045	152,961
Environmental expense insurance recovery	(2,188)	-	(2,188)
Restructuring	28,589	-	28,589
Operating loss	(62,969)	(25,512)	(88,481)

Other expense (income)
Interest expense	59,654	-	59,654
Interest income	(224)	-	(224)
Other income	(47)	-	(47)
Loss before income taxes	(122,352)	(25,512)	(147,864)
Provision for income taxes	587	-	587
Net loss	(122,939)	(25,512)	(148,451)

Other comprehensive loss:
Changes in retiree plans	(29,350)	24,538	(4,812)
Realized and unrealized losses on derivatives	(2,890)	-	(2,890)
Total other comprehensive loss	(32,240)	24,538	(7,702)
Comprehensive loss	$(155,179)	$(974)	$(156,153)

	For the Year Ended December 31, 2011
	Previously Reported	Effect of Change	Revised
Net sales	$857,329	$-	$857,329
Cost of sales	687,524	31,186	718,710
Gross profit	169,805	(31,186)	138,619

Selling general and administrative expenses	130,574	14,354	144,928
Litigation settlement, net	3,122	-	3,122
Operating income (loss)	36,109	(45,540)	(9,431)

Other expense (income)
Interest expense	61,330	-	61,330
Interest income	(355)	-	(355)
Recovery from litigation settlement, net	(23,229)	-	(23,229)
Other income	(102)	-	(102)
Loss before income taxes	(1,535)	(45,540)	(47,075)
Provision for income taxes	577	-	577
Net loss	(2,112)	(45,540)	(47,652)

Other comprehensive (loss) income:
Changes in retiree plans	(46,461)	46,894	433
Realized and unrealized gains on derivatives	1,373	-	1,373
Total other comprehensive (loss) income	(45,088)	46,894	1,806
Comprehensive loss	$(47,200)	$1,354	$(45,846)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Year Ended January 1, 2011
	Previously Reported	Effect of Change	Revised
Net sales	$849,884	$-	$849,884
Cost of sales	684,488	(2,260)	682,228
Gross profit	165,396	2,260	167,656

Selling general and administrative expenses	137,304	1,850	139,154
Environmental expense insurance recovery	(8,947)	-	(8,947)
Operating income	37,039	410	37,449

Other expense (income)
Interest expense	65,772	-	65,772
Debt extinguishment expense, net	7,010	-	7,010
Interest income	(327)	-	(327)
Other income	(429)	-	(429)
Loss from continuing operations before income taxes	(34,987)	410	(34,577)
Provision for income taxes	176	-	176
Loss from continuing operations	(35,163)	410	(34,753)
Discontinued operations
Income from discontinued operations, net of income taxes	3,499	-	3,499
Net loss	(31,664)	410	(31,254)

Other comprehensive income:
Changes in retiree plans	7,306	(563)	6,743
Realized and unrealized gains on derivatives	140	-	140
Total other comprehensive income	7,446	(563)	6,883
Comprehensive loss	$(24,218)	$(153)	$(24,371)

Consolidated Balance Sheets (PDC and Appleton, unless otherwise noted)

	December 29, 2012
	Previous Method	Effect of Change	As Reported
Inventories	$93,973	$376	$94,349

Accumulated deficit (PDC)	(265,378)	(174,545)	(439,923)
Accumulated deficit (Appleton)	(580,234)	(174,545)	(754,779)

Accumulated other comprehensive (loss) income	(169,599)	174,921	5,322

	December 31, 2011
	Previously Reported	Effect of Change	Revised
Inventories	$102,527	$1,350	$103,877

Accumulated deficit (PDC)	(150,193)	(149,033)	(299,226)
Accumulated deficit (Appleton)	(457,295)	(149,033)	(606,328)

Accumulated other comprehensive (loss) income	(137,359)	150,383	13,024

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidated Statements of Cash Flows (PDC and Appleton, unless otherwise noted)

	For the Year Ended December 29, 2012
	Previous Method	Effect of Change	As Reported
Cash flows from operating activities:
Net loss	$(122,939)	$(25,512)	$(148,451)
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Inventories	(1,936)	974	(962)
Accrued pension	(14,788)	27,110	12,322
Other, net (PDC)	18,606	(2,572)	16,034
Other, net (Appleton)	15,577	(2,572)	13,005

	For the Year Ended December 31, 2011
	Previously Reported	Effect of Change	Revised
Cash flows from operating activities:
Net loss	$(2,112)	$(45,540)	$(47,652)
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Inventories	7,463	(1,356)	6,107
Accrued pension	(12,004)	49,153	37,149
Other, net (PDC)	3,920	(2,257)	1,663
Other, net (Appleton)	1,190	(2,257)	(1,067)

	For the Year Ended January 1, 2011
	Previously Reported	Effect of Change	Revised
Cash flows from operating activities:
Net loss	$(31,664)	$410	$(31,254)
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Inventories	(6,026)	154	(5,872)
Accrued pension	(7,279)	(4,583)	(11,862)
Other, net (PDC)	(9,754)	4,019	(5,735)
Other, net (Appleton)	(41,554)	4,019	(37,535)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidated Statements of Redeemable Common Stock, Accumulated Deficit,
Accumulated Other Comprehensive Income and Equity (PDC and Appleton, unless
Otherwise noted)

	For the Year Ended December 29, 2012
	Previous Method	Effect of Change	As Reported
Accumulated deficit Net loss	$(122,939)	$(25,512)	$(148,451)
Total accumulated deficit (PDC)	(265,378)	(174,545)	(439,923)
Total accumulated deficit (Appleton)	(580,234)	(174,545)	(754,779)
Accumulated other comprehensive (loss) income Other comprehensive loss	(32,240)	24,538	(7,702)
Total accumulated other comprehensive (loss) income	(169,599)	174,921	5,322

	For the Year Ended December 31, 2011
	Previously Reported	Effect of Change	Revised
Accumulated deficit Net loss	$(2,112)	$(45,540)	$(47,652)
Total accumulated deficit (PDC)	(150,193)	(149,033)	(299,226)
Total accumulated deficit (Appleton)	(457,295)	(149,033)	(606,328)
Accumulated other comprehensive (loss) income Other comprehensive (loss) income	(45,088)	46,894	1,806
Total accumulated other comprehensive (loss) income	(137,359)	150,383	13,024

	For the Year Ended January 1, 2011
	Previously Reported	Effect of Change	Revised
Accumulated deficit Balance at January 2, 2010 (PDC)	$(129,093)	$(103,903)	$(232,996)
Balance at January 2, 2010 (Appleton)	(423,519)	(103,903)	(527,422)
Net loss	(31,664)	410	(31,254)
Total accumulated deficit (PDC)	(153,765)	(103,493)	(257,258)
Total accumulated deficit (Appleton)	(455,183)	(103,493)	(558,676)
Accumulated other comprehensive (loss) income Balance at January 2, 2010	(99,717)	104,052	4,335
Other comprehensive income	7,446	(563)	6,883
Total accumulated other comprehensive (loss) income	(92,271)	103,489	11,218

REVENUE RECOGNITION

Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company’s price to the customer is fixed; collectability is reasonably assured; and title has transferred to the customer. These criteria are met at the time of shipment. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized. The Company typically does not invoice its customers for shipping and handling fees, which are classified as selling, general and administrative expenses and totaled approximately $46 million for 2012 and $48 million for both 2011 and 2010.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company selectively uses financial instruments to manage some market risks from changes in interest rates, foreign currency exchange rates or commodity prices and follows the guidance of ASC 815, “Derivatives and Hedging.” The fair values of all derivatives are recorded in the Consolidated Balance Sheet. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges in accordance with ASC 815 and are recorded in the Consolidated Balance Sheet at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transaction will not occur. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Consolidated Balance Sheet at fair value. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. As of December 29, 2012, no contracts were in place. At year-end 2011, there were two pulp swap contracts in place and each was recorded in the Consolidated Balance Sheet at fair value. One contract was not designated as a hedge and its gains or losses due to changes in fair value were recorded in current period earnings. The second contract was designated as a cash flow hedge of forecasted pulp purchases and the change in the effective portion of the fair value of this hedge was deferred in accumulated other comprehensive income until the inventory containing the pulp was sold.

In February 2008, the Company fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. As a result of the February 2010 voluntary refinancing, the Company paid $5.0 million, including interest, to settle this derivative. See Note 11, Long-Term Obligations.

For the year ended December 29, 2012, the amount recognized in earnings due to ineffectiveness of hedge transactions was a loss of $0.2 million. For the two years ended December 31, 2011, the amount recognized in earnings due to ineffectiveness of hedge transactions was immaterial. The amount reported as realized and unrealized losses on derivatives of $2.9 million in 2012, in accumulated other comprehensive income, represents the net loss on derivatives designated as cash flow hedges. The amount reported as realized and unrealized gains of $1.4 million in 2011 and $0.1 million in 2010, in accumulated other comprehensive income, represents the net gain on derivatives designated as cash flow hedges.

CASH EQUIVALENTS

Cash equivalents consist of funds invested in institutional money market funds with daily liquidity. At December 29, 2012 and December 31, 2011, there were cash overdrafts of approximately $10.7 million and $13.7 million, respectively, which are included in accounts payable within the accompanying consolidated balance sheets.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method for raw materials, work in process and finished goods inventories. Stores and spare parts inventories are valued at average cost. Finished goods and work in process inventories include the cost of materials, labor and manufacturing overhead.

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

IMPAIRMENT OF INTANGIBLES AND LONG-LIVED ASSETS

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of the non-owner changes in equity, or accumulated other comprehensive income, are as follows (dollars in thousands):

	2012	2011
Changes in retiree plans	$6,453	$11,265

Realized and unrealized (losses) gains on derivatives	(1,131)	1,759
	$5,322	$13,024
RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled $11.2 million in 2012, $11.4 million in 2011 and $12.5 million in 2010.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This update adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The updated standard is effective prospectively for the Company's annual and interim periods beginning after December 15, 2012. The adoption of this new ASU is not expected to have a significant impact the Company's consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” It provides the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not an indefinite-lived intangible asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, though early adoption is permitted. The Company expects that adoption will not have a significant impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." It provides updated guidance related to the presentation of other comprehensive income, offering two alternatives for presentation, including (a) a single continuous statement of comprehensive income or (b) two separate but consecutive statements. ASU 2011-05 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As required, the Company adopted this guidance during first quarter 2012 and the necessary presentation is included in its consolidated financial statements.

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

3.       RESTRUCTURING AND OTHER RELATED COSTS

On February 22, 2012, the Company entered into a long-term supply agreement for the purchase of carbonless and thermal base stock for coating at the Company’s converting facilities. Under the terms of this agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is 15 years and includes successive five-year renewal terms unless either party gives notice of non-renewal.

In connection with its approval of this supply agreement, the Company’s Board of Directors authorized a plan for the Company to dispose of papermaking assets at its West Carrollton, Ohio facility and move its carbonless coating to the Company’s converting plant in Appleton, Wisconsin. As a result, 314 jobs were eliminated at West Carrollton and 68 jobs added at the Appleton facility. The Company maintains its thermal coating operations at the West Carrollton facility and was staffed by 111 employees as of year-end 2012. During 2012, the Company recorded restructuring expense and other related costs totaling $106.0 million. These include the following (dollars in thousands):

	For the Year Ended December 29, 2012	Location on Statement of Comprehensive Loss

Employee termination benefits	$25,166	Restructuring
Decommissioning and other expenses	3,423	Restructuring
Retention incentives and other costs	320	Cost of sales
Accelerated depreciation	64,742	Cost of sales
Revaluation of inventory	11,061	Cost of sales
Loss on disposal of fixed assets	1,238	Cost of sales
	$105,950

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Of the costs recorded during 2012, $58.3 million were allocated to the carbonless papers segment and $47.7 million were allocated to the thermal papers segment.

The table below summarizes the components of the restructuring reserve included in the Condensed Consolidated Balance Sheet as of December 29, 2012.

	December 31, 2011	2012 Additions	2012	December 29, 2012
	Reserve	to Reserve	Utilization	Reserve

Exit costs - equipment decommissioning	$-	$3,423	$(2,658)	$765
Employee termination benefits - short-term	-	7,166	(6,712)	454
Employee termination benefits - long-term	-	18,000	-	18,000
	$-	$28,589	$(9,370)	$19,219

Employee termination benefits include severance as well as related benefits and pension costs. At December 29, 2012, $1.2 million is included in current liabilities and $18.0 million is included in other long-term liabilities. The Company expects any remaining charges for employee termination costs and other exit costs to be immaterial. It is estimated that cash of approximately $31 million remains to be paid as a result of ceasing papermaking operations at West Carrollton. Of this amount, it is expected that approximately $1 million will be paid during 2013. In addition, approximately $12 million will be disbursed over the next five years as a result of distributions from the Company’s stock fund to former West Carrollton employees terminated as a result of the restructuring. The remaining $18 million may be paid over the next five to 20 years.

During second quarter 2012, papermaking equipment was decommissioned and, by year-end 2012, certain real property used in the papermaking operations was abandoned. As a result, accelerated depreciation of $64.7 million was recorded during 2012. Related to the decommissioning of papermaking assets, stores and spare parts inventories were revalued to lower of cost or market and resulted in a write-down of $11.1 million. Construction in progress of $1.2 million was also written off during the year ended December 29, 2012. These were all noncash charges.

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

APC and NEX were included in the Company’s former performance packaging business segment. Since APC and  NEX engaged in the manufacture, marketing and sale of high-quality single and multilayer polyethylene films for packaging applications, their operations did not align with the Company’s strategic, long-term focus on its core competencies of specialty papers and microencapsulation. The operating results of APC and NEX were reclassified and reported as discontinued operations. As of the end of second quarter 2010, depreciation and amortization expense was suspended, resulting in a $0.2 million reduction in expense.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the net sales and income from discontinued operations for APC and NEX (dollars in thousands):

For the Year
Ended
January 1, 2011
Net sales	$51,581

Operating income	$3,513

Income before income taxes	$3,513
Provision for income taxes	14
Income from discontinued operations	$3,499

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

Expenses associated with property damage and business interruption, totaling $17.1 million, were reported in cost of sales within the Consolidated Statement of Comprehensive Loss for the year ended January 1, 2011. Expenses associated with property damage and business interruption, totaling $0.7 million, were reported in cost of sales within the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2011. According to the terms of the insurance policy, the Company recorded a $17.1 million recovery, less a $0.9 million valuation reserve, as a reduction to cost of sales for the year ended January 1, 2011, and a $0.5 million recovery as a reduction to cost of sales for the year ended December 31, 2011. Business interruption coverage also included recovery from lost margins related to the accident and therefore, the Company recorded a gain of $0.6 million in cost of sales within the Consolidated Statement of Comprehensive Loss for the year ended January 1, 2011, as this amount was agreed with the insurer. During 2011, the Company recorded an additional $0.2 million gain in cost of sales related to lost margins. The Company also recorded a $0.4 million involuntary conversion loss on fixed assets associated with the property loss in its Consolidated Statement of Comprehensive Loss for the year ended January 1, 2011.

Total capital spending of approximately $5.5 million was incurred for work associated with bringing the damaged boiler back online. At year-end 2010, $1.0 million, net of the $1.0 million deductible, was recorded as a gain on the other income line within the Consolidated Statement of Comprehensive Loss. For the year ended December 31, 2011, the Company recorded an additional $1.4 million of gain on the other expense (income) line within the Consolidated Statement of Comprehensive Loss, all of which was recorded during the second quarter.

6.       INTANGIBLE ASSETS

The Company reviews the carrying value of intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s intangible assets consist of the following (dollars in thousands):

	As of December 29, 2012		As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$26,275	$44,665	$24,177
Patents	7,808	7,808	10,071	10,071
Customer relationships	5,365	2,781	5,365	2,593
Subtotal	57,838	$36,864	60,101	$36,841
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$80,703		$82,966

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

Amortization expense for the year ended December 29, 2012 approximated $2.3 million. Amortization expense for each of the years ended December 31, 2011, and January 1, 2011, also approximated $2.3 million. Excluding the impact of any future acquisitions, the Company anticipates annual amortization of intangible assets will approximate $2.3 million for each of the years 2013 through 2017.

7.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	2012	2011
Finished goods	$43,243	$43,888
Raw materials, work in process and supplies	51,106	59,989
	$94,349	$103,877

Stores and spare parts inventory balances of $15.9 million in 2012 and $25.5 million in 2011 are valued at average cost and are included in raw materials, work in process and supplies. All other inventories are valued using the first-in, first-out (“FIFO”) method.

8.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	2012	2011
Land and improvements	$9,634	$9,279
Buildings and improvements	134,144	133,042
Machinery and equipment	663,915	657,310
Software	33,643	33,349
Capital leases	304	165
Construction in progress	8,631	5,505
	850,271	838,650
Accumulated depreciation	(607,006)	(513,985)
	$243,265	$324,665

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.       OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):
	2012	2011
Environmental indemnification receivable	$65,000	$46,000
Environmental expense insurance recovery	-	2,960
Other	5,620	5,764
	$70,620	$54,724

The environmental indemnification receivables of $65.0 million and $46.0 million, noted above, for the years ended December 29, 2012 and December 31, 2011, respectively, represent an indemnification receivable from AWA as recorded on the Consolidated Balance Sheet of Paperweight Development Corp. and subsidiaries and an indemnification receivable from PDC as recorded on the Consolidated Balance Sheet of Appleton Papers Inc. and subsidiaries.

Other noncurrent assets for Paperweight Development Corp. and Subsidiaries consist of the following (dollars in thousands):

	2012	2011
Deferred debt issuance costs	$7,736	$10,381
Other	6,750	5,916
	$14,486	$16,297

Other noncurrent assets for Appleton Papers Inc. and Subsidiaries consist of the following (dollars in thousands):

	2012	2011
Deferred debt issuance costs	$7,736	$10,381
Other	6,738	5,904
	$14,474	$16,285

10.     OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	2012	2011
Compensation	$14,800	$9,966
Trade discounts	16,796	15,277
Workers’ compensation	4,875	5,090
Accrued insurance	1,896	2,153
Other accrued taxes	1,494	1,181
Postretirement benefits other than pension	3,248	3,218
Fox River Liabilities	65,000	46,000
Litigation settlement	-	750
Restructuring reserve	1,219	-
Other	10,307	7,792
	$119,635	$91,427

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):

	December 29, 2012	December 31, 2011
Revolving credit facility at approximately 4.25%	$3,700	$-
Secured variable rate industrial development bonds, 0.4% average interest rate at December 29, 2012, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final payment due May 2017	5,210	6,185
State of Ohio loan at 1% until July 2011, then 3% until May 2019, approximately $30 due monthly and final payment due May 2019	2,002	2,283
Columbia County, Wisconsin municipal debt due December 2019	300	-
Senior subordinated notes payable at 9.75%, due June 2014	32,195	32,195
Senior secured first lien notes payable at 10.5%, due June 2015	305,000	305,000
Unamortized discount on 10.5% senior secured first lien notes payable, due June 2015	(3,224)	(4,290)
Second lien notes payable at 11.25%, due December 2015	161,766	161,766
	515,599	511,789
Less obligations due within one year	(3,975)	(1,256)
	$511,624	$510,533

During 2012, the Company made mandatory debt repayments of $1.3 million, plus interest, on its State of Ohio loans. Also, during 2012, the Company borrowed $253.4 million and repaid $249.7 million on its revolving credit facility, as amended, leaving a $3.7 million outstanding balance at year-end. Approximately $15.8 million of the revolving credit facility, as amended, is used to support outstanding letters of credit. As of May 1, 2012, the revolving credit facility was amended to reduce all applicable interest rate spreads by 1.25%. The interest rate assessed on Eurodollar loans is now the Eurodollar rate plus an interest rate spread ranging from 2.0% to 2.5%, depending on defined levels of average excess availability of the credit facility. The interest rate assessed on base rate loans is now the base rate plus an interest rate spread ranging from 1.0% to 1.5%, also depending on defined levels of average excess availability. During March 2012, the Company received the proceeds of a $0.3 million note issued to Appleton Papers Inc. by Columbia County, Wisconsin.

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

    On February 8, 2010, the Company settled an interest rate swap contract for $5.0 million as part of its voluntary refinancing activity.

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

The senior subordinated notes, as amended, are unconditionally guaranteed by PDC, subject to certain limitations.

    The Company was in compliance with all debt covenants at December 29, 2012, and is forecasted to remain compliant for the next twelve months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Scheduled repayment of principal on long-term obligations outstanding at December 29, 2012, is as follows (dollars in thousands):

Obligations Outstanding at December 29, 2012
2013	$3,975
2014	33,594
2015	471,944
2016	1,567
2017	982
Thereafter	6,761
$518,823

The senior secured first lien notes payable at 10.5%, due June 2015, are included in the above schedule at face of $305.0 million.

12.      INCOME TAXES

In conjunction with the acquisition of Appleton, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result, its tax provision includes only foreign and minimal state and local income taxes. For 2012 the Company recorded a net tax provision of $0.6 million primarily for Canadian income taxes. For 2011 the Company recorded a net tax provision of $0.6 million primarily for U.S. state and local income taxes. For 2010 the Company recorded a net tax provision of $0.2 million primarily for Canadian income taxes.

All U.S. federal C corporation tax years are closed. Various Canadian and state tax years remain open. Reserves for uncertain tax positions, as they relate to these matters, are insignificant.

13.      LEASES

The Company leases buildings, machinery and equipment and other facilities. Many of these leases obligate the Company to pay real estate taxes, insurance and maintenance costs. Total rent expense was $6.0 million for 2012, $5.4 million for 2011 and $5.7 million for 2010.

Future minimum lease payments as of December 29, 2012, under leases that have initial or remaining non-cancelable terms in excess of one year are as follows (dollars in thousands):

Operating
Leases
2013	$4,077
2014	2,935
2015	1,491
2016	202
2017	-
Thereafter	3

Total minimum lease payments	$8,708

14.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company selectively uses financial instruments to manage some market risks from changes in interest rates, foreign currency exchange rates or commodity prices. The fair values of all derivatives are recorded in the Consolidated Balance Sheet. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transaction will not occur. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions is $30.8 million as of December 29, 2012. These contracts have settlement dates extending through December 2013.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using collar contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the collar price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At December 29, 2012, the hedged volumes of these contracts totaled 1,341,054 MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2013.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. These contracts were recorded in the Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on pricing published by RISI, Inc. (“RISI”) as measured on the last trading day of the accounting period and compared to the swap’s fixed price. During first quarter 2012, there were two pulp swap contracts in place. The first swap had a hedge volume of 2,000 tons of pulp and was settled in February 2012. It was not designated as a hedge, and therefore, gains or losses due to changes in fair value were recorded in current period earnings. The second pulp hedge was designated as a cash flow hedge of forecasted pulp purchases, and therefore, the change in the effective portion of the fair value of the hedge was deferred in accumulated other comprehensive income until the inventory containing the pulp is sold. This pulp hedge was settled as of September 30, 2012. As of December 29, 2012 there were no other swap contracts in place.

In February 2008, the Company fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. As a result of the February 2010 voluntary refinancing, the Company paid $5.0 million, including interest, to settle this derivative.

The following table presents the location and fair values of derivative instruments included in the Company’s Consolidated Balance Sheets at year-end 2012 and 2011, respectively (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	December 29, 2012	December 31, 2011
Foreign currency exchange derivatives	Other current liabilities	$1,014	$-
Pulp fixed swap	Other current liabilities	-	760

Not Designated as a Hedge
Natural gas fixed swap	Other current liabilities	43	599
Pulp fixed swap	Other current liabilities	-	200

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the location and amount of gains (losses) on derivative instruments and related hedge items included in the Company’s Consolidated Statement of Comprehensive Loss for the years ended December 29, 2012, December 31, 2011, and January 1, 2011 and (losses) gains initially recognized in accumulated other comprehensive income in the Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

Designated as a Hedge	Statement of Comprehensive Loss Location	December 29, 2012	December 31, 2011	January 1, 2011
Foreign currency exchange derivatives	Net sales	$3,056	$(437)	$918

(Losses) gains recognized in accumulated other comprehensive income		(934)	2,382	386

Pulp fixed swap	Cost of sales	(1,181)	-	-
Pulp fixed swap	Other expense	(166)	(137)	-

Losses recognized in accumulated other comprehensive income		(197)	(623)	-

Not Designated as a Hedge
Natural gas fixed swap	Cost of sales	(271)	(986)	(88)
Pulp fixed swap	Cost of sales	(10)	(145)	-
Interest rate swap contract	Interest expense	-	-	961
For a discussion of the fair value of financial instruments, see Note 15, Fair Value of Financial Instruments.

15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	December 29, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
Senior subordinated notes payable	$32,195	$32,356	$32,195	$23,341
Senior secured first lien notes payable	301,776	319,883	300,710	303,717
Second lien notes payable	161,766	175,516	161,766	147,207
Revolving credit facility	3,700	3,700	-	-
State of Ohio loans	7,212	7,212	8,468	8,530
Columbia County, Wisconsin municipal debt	300	300	-	-
Industrial development bonds	8,650	8,650	8,650	8,650
	$515,599	$547,617	$511,789	$491,445

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

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of fair value as of December 29, 2012 and December 31, 2011.

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

    The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans, as well as the key assumptions used in accounting for the plans, is shown below (dollars in thousands):

Pension Benefits	2012	2011
Change in benefit obligation
Benefit obligation at beginning of period	$391,091	$349,692
Service cost	3,907	3,995
Interest cost	19,468	19,874
Actuarial loss	56,008	36,271
Benefits and expenses paid	(20,052)	(18,741)
Benefit obligation at end of period	$450,422	$391,091

Change in plan assets
Fair value at beginning of period	$265,341	$260,606
Actual return on plan assets	42,082	5,007
Employer contributions	25,452	18,469
Benefits and expenses paid	(20,052)	(18,741)
Fair value at end of period	$312,823	$265,341

Funded status of plans
Funded status at end of period	$(137,599)	$(125,750)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability-current	$(518)	$(505)
Accrued benefit liability-noncurrent	(137,081)	(125,245)
Net amount recognized	$(137,599)	$(125,750)

Key assumptions at end of period (%)
Discount rate	4.15	5.00

The amounts in accumulated other comprehensive income on the Consolidated Balance Sheet, net, that have not been recognized as components of net periodic benefit cost at December 29, 2012 and December 31, 2011, are as follows (dollars in thousands):

	2012	2011
Prior service cost	$2,142	$2,628

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amount in accumulated other comprehensive income that is expected to be recognized as components of net periodic benefit cost over the next year is as follows (dollars in thousands):

Prior service cost	$ 486

The components of net periodic pension cost include the following (dollars in thousands):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 29,	December 31,	January 1,
Pension Benefits	2012	2011	2011
Net periodic benefit cost
Service cost	$3,907	$3,995	$5,769
Interest cost	19,468	19,874	19,728
Expected return on plan assets	(21,770)	(21,687)	(18,413)
Amortization of
Prior service cost	486	486	550
Mark-to-market adjustment	35,696	52,950	684
Curtailment gain	-	-	(4,502)
Net periodic benefit cost	$37,787	$55,618	$3,816
Key assumptions (%)
Discount rate	5.00	5.75	6.00
Expected return on plan assets	8.00	8.25	8.25
Rate of compensation increase	NA	NA	4.00

Expected future benefit payments are as follows (dollars in thousands):

2013	$19,379
2014	20,521
2015	21,670
2016	22,756
2017	23,788
2018 thru 2022	133,083
$241,197

          As of the 2012 and 2011 measurement dates, the approximate asset allocations by asset category for the Company’s pension plan were as follows:

	December 29, 2012	December 31, 2011
U.S. Equity	38%	38%
International Equity	15	16
Private Equity	2	2
Emerging Market Equity	10	10
Fixed Income	30	29
Real Estate	5	5
Total	100%	100%

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

The expected long-term rate of return on assets assumption is developed considering the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Expected returns for each asset class are developed using estimates of expected real returns plus expected inflation. Long-term expected real returns are derived from future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, the Company selected 7.75% at year-end 2012 and 8.00% at year-end 2011 as its long-term rate of return on assets assumptions.

The discount rate is developed by selecting a portfolio of high-quality corporate bonds appropriate to provide for the projected benefit payments of the plan. This portfolio is selected from a universe of over 500 Aa-graded noncallable bonds available in the market as of December 29, 2012, further limited to those bonds with average yields between the 10th and 90th percentiles. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds selected to the discounted value of the plan’s benefit payments. Based on the methodology described above, and a selected portfolio of 19 bonds, the Company selected a discount rate of 4.15% for 2012 and 5.00% for 2011 to value year-end liabilities for the pension plans.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the assets within the pension plan as of December 29, 2012 and December 31, 2011 are as follows (dollars in thousands):

		Fair Value Measurements at December 29, 2012
		Quoted Prices	Significant	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Asset Category
Cash and cash equivalents		$1,597			$1,597

Public equity
U.S.	(a)		119,414		119,414
International	(a)		48,090		48,090
Emerging markets	(b)		32,883		32,883

Private equity	(c)			6,072	6,072

Fixed income
Corporate bonds	(d)		91,529		91,529

Real estate	(e)			13,238	13,238
		$1,597	$291,916	$19,310	$312,823

		Fair Value Measurements at December 31, 2011
		Quoted Prices	Significant	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Asset Category
Cash and cash equivalents		$683			$683

Public equity
U.S.	(a)		101,468		101,468
International	(a)		41,231		41,231
Emerging markets	(b)		27,561		27,561

Private equity	(c)			6,475	6,475

Fixed income
Government	(d)		474		474
Corporate bonds	(d)		75,138		75,138

Real estate	(e)			12,311	12,311
		$683	$245,872	$18,786	$265,341

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2012 and 2011 due to the following (dollars in thousands):

	Changes in Fair Value Using Significant Unobservable Inputs (Level 3)
	Private	Real
	Equities	Estate	Total
Balance, January 1, 2011	$7,062	$13,748	$20,810

Realized gains/(losses)	799	(919)	(120)
Unrealized gains	14	1,560	1,574
Return of capital	(1,464)	(2,905)	(4,369)
Income	64	827	891
Balance, December 31, 2011	6,475	12,311	18,786
Realized gains/(losses)	499	(137)	362
Unrealized (losses) gains	(85)	716	631
Return of capital	(913)	(404)	(1,317)
Income	96	752	848
Balance, December 29, 2012	$6,072	$13,238	$19,310

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

The Company expects to contribute approximately $12.5 million to its pension plan in 2013. The defined benefit plan provides that hourly employees receive payments of stated amounts for each year of service. Payments under the defined benefit plan covering salaried employees are based on years of service and the employees’ compensation during employment. At December 29, 2012, the accumulated benefit obligation for the defined benefit plans was approximately $450.4 million. At December 31, 2011, the accumulated benefit obligation for the deferred benefit plans was approximately $391.1 million.

Certain of the Company’s hourly employees participated in a multi-employer defined benefit plan, the Pace Industry Union-Management Pension Plan (EIN #11-6166763). Participants in this plan included the West Carrollton represented manufacturing employees, where the collective bargaining agreement expired April 1, 2012. Participants also included the represented employees at the Kansas City, Kansas distribution center, where the collective bargaining agreement expired December 31, 2011. The Company’s contributions to this plan were $1.3 million in 2012, $1.8 million in 2011 and $1.7 million in 2010. The 2011 employer contribution to this plan was less than 5% of total contributions to the plan. For the 2011 plan year, this multi-employer plan was 72.85% funded. Though the plan was between 65% and 80% funded, it was subject to a funding improvement plan for the plan year beginning January 1, 2010, and again for the plan years beginning January 1, 2011 and January 1, 2012, as it is projected there will be an accumulated funding deficiency in the next four years. In an effort to improve the plan’s funding situation, the Trustees adopted a Rehabilitation Plan in July 2010, designed to assist the plan in meeting the applicable benchmarks established by law. Law requires that all contributing employers pay to the fund a surcharge to help correct the fund’s financial situation. The amount of the surcharge is equal to a percentage of the amount an employer is otherwise required to contribute to the fund under the applicable collective bargaining agreement. Beginning in July 2010, and extending through the term of the collective bargaining agreement, a 10% surcharge applies for each plan year in which the fund is in critical status.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As a result of labor contracts ratified in June 2012 and September 2012, by the bargaining employees at the Kansas City, Kansas distribution center and West Carrollton, Ohio plant, respectively, both groups elected to end their participation in this multi-employer plan and instead participate in the defined benefit pension plan sponsored by the Company. This resulted in a full withdrawal from the multi-employer plan, for which, the Company recorded a $7.0 million expense in third quarter 2012 representing its estimated cost to satisfy its complete withdrawal liability under the terms of the plan’s trust agreement. This is in addition to the $18.0 million partial withdrawal liability recorded during first quarter 2012 due to the workforce reduction at the West Carrollton, Ohio plant resulting from the cessation of papermaking activities. The estimated obligation for the complete withdrawal liability is derived from available information, including but not limited to collective bargaining agreements, plan trust agreements, participation agreements, ERISA statutes, regulations and rulings, discussions with the plan trustee, and discussions with legal counsel. Based on the analysis of available information, it is reasonably possible that the Company’s costs to satisfy its withdrawal liability, when ultimately settled with the plan, could range from $16 million up to $54 million, with a payment period extending up to 20 years. The likelihood of an outcome in excess of the $25 million accrued amount is significantly less than other possible outcomes within the range primarily due to plan provisions that implement statutory limits on the amount of annual payments and the maximum number of payment periods.

A deferred compensation plan, named the Executive Nonqualified “Excess” Plan of Appleton Papers Inc., effective on February 1, 2006, was established for highly-compensated employees, including all directors and executive officers. Salaried employees, with base salaries of $100,000 and over, are eligible to participate in the plan. This plan was established for the purpose of allowing a tax-favored option for saving for retirement when the IRS limits the ability of highly-compensated employees to participate under tax-qualified plans. This plan allows for deferral of compensation on a pre-tax basis and accumulation of tax-deferred earnings. Participants in the plan may choose to have deferrals increased or decreased based on the performance of a selection of mutual funds. No assets are actually set aside to fund the Company’s obligation under this plan. The non-employee directors are also allowed to participate in this plan. For the years ended December 29, 2012 and December 31, 2011, $2.2 million and $1.7 million was recorded in other long-term assets, respectively. In addition, for the years ended December 29, 2012 and December 31, 2011, $2.2 million and $1.7 million was recorded in other long-term liabilities, respectively.

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

The status of these plans, including a reconciliation of benefit obligations and the funded status of the plans, as well as the key assumptions used in accounting for the plans, is as follows (dollars in thousands):

Other Postretirement Benefits	2012	2011
Change in benefit obligation
Benefit obligation at beginning of period	$44,829	$48,891
Service cost	374	498
Interest cost	1,879	2,511
Plan amendments	(1,026)	(2,616)
Actuarial gain	(2,130)	(1,867)
Benefits and expenses paid	(2,238)	(2,588)
Benefit obligation at end of period	$41,688	$44,829

Funded status of plans
Funded status at end of period	$(41,688)	$(44,829)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability-current	$(3,248)	$(3,218)
Accrued benefit liability-noncurrent	(38,440)	(41,611)
Net amount recognized	$(41,688)	$(44,829)

Key assumptions at end of period
Discount rate	3.71%	4.64%
Valuation year medical trend	7.00%	7.50%
Ultimate medical trend	5.00%	5.00%
Year ultimate medical trend reached	2016	2016

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The discount rate is developed by selecting a portfolio of high-quality corporate bonds appropriate to provide for the projected benefit payments of the plan. This portfolio is selected from a universe of over 500 Aa-graded noncallable bonds available in the market as of December 29, 2012, further limited to those bonds with average yields between the 10th and 90th percentiles. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds selected to the discounted value of the plan’s benefit payments. Based on the methodology described above, and a selected portfolio of 22 bonds, the Company selected a discount rate of 3.71% for the postretirement benefit plan.

The December 29, 2012, accumulated postretirement benefit obligation (“APBO”) was determined using assumed medical care cost trend rates of 7.0%, decreasing one half percent each year to an ultimate rate of 5% in 2016. The December 31, 2011, APBO was determined using assumed medical care cost trend rates of 7.5%, decreasing one half percent each year to an ultimate rate of 5% in 2016.

The amount in accumulated other comprehensive income in the Consolidated Balance Sheet, that has not been recognized as a component of net periodic benefit cost at December 29, 2012 and December 31, 2011, is as follows (dollars in thousands):

	2012	2011
Prior service credit	$8,595	$13,894

The amount in accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost over the next year is shown below (dollars in thousands):

Amortization of prior service credit	$2,075

As the result of a new labor agreement ratified in September 2012, represented manufacturing employees in West Carrollton, Ohio, will not be eligible for post-Medicare retiree health plan coverage if they retire after March 31, 2014. This change resulted in an estimated reduction to the year-end 2012 benefit obligation of $1.1 million.

Due to a significant reduction in the represented manufacturing workforce, resulting from the ceasing of papermaking operations at the West Carrollton, Ohio facility, the Company recorded a curtailment gain of $3.7 million in second quarter 2012. This curtailment also called for the plan to be remeasured as of the date of the event triggering the curtailment, using assumptions appropriate to that date. The plan’s cost was remeasured as of May 31, 2012, using a discount rate of 4.21%.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of other postretirement benefit (gain) cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Year Ended December 29, 2012	For the Year Ended December 31, 2011	For the Year Ended January 1, 2011
Net periodic benefit (gain) cost
Service cost	$374	$498	$741
Interest cost	1,879	2,511	2,970
Amortization of prior service credit	(2,599)	(2,668)	(2,151)
Mark-to-market adjustment	(2,130)	(1,867)	4,132
Curtailment gain	(3,726)	-	(1,450)

Net periodic benefit (gain) cost	$(6,202)	$(1,526)	$4,242

The key assumptions used in the measurement of the Company’s net periodic benefit (gain) cost are shown in the following table:

	For the Year Ended December 29, 2012	For the Year Ended December 31, 2011	For the Year Ended January 1, 2011

Discount rate	4.64%	5.47%	5.70%
Valuation year medical trend	7.50%	8.00%	8.50%
Ultimate medical trend	5.00%	5.00%	5.00%
Year ultimate medical trend reached	2017	2017	2017

Impact of a one percent change in medical trend rate (dollars in thousands):

	1% Increase	1% Decrease
Aggregate impact on service and interest cost	$37	$(35)
Effect on accumulated plan benefit obligation	831	(769)

Expected postretirement benefit payments for each of the next five years, and the aggregate from 2018 through 2022, are as follows (dollars in thousands):

2013	$3,248
2014	3,200
2015	3,226
2016	3,256
2017	3,264
2018 thru 2022	15,645
$31,839

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

The Compensation Committee of the board establishes the number of units granted each year under these plans in accordance with the Compensation Committee’s stated goals and policies. The Compensation Committee has the discretion to use either, or both, plan(s) as appropriate to attract, motivate and retain key management employees while managing the expense to the Company. During 2012, 283,000 additional units were granted under the LTIP plan and 116,500 additional units were granted under the RSU plan. During 2011, all units, totaling 770,500 units, were granted under the LTIP. In 2010, all units were granted under the RSU. Units are valued at the most recent PDC stock price as determined by the semi-annual ESOP valuation as of June 30 and December 31. As of the end of December 2012, the fair market value of one share of PDC common stock was $17.55.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2012, the Company recorded $1.6 million of expense for the LTIP within selling, general and administrative expenses. During 2011, the Company recorded $0.5 million of expense for the LTIP within selling, general and administrative expenses. During 2010, the Company recorded $0.1 million of LTIP expense within selling, general and administrative expenses. Based on the Company’s common stock price as of the end of December 2012, the Company had $1.4 million of unrecognized compensation expense related to nonvested phantom units granted under the plans. Since the inception of the Plan, 3,657,170 phantom units have been granted, 1,213,310 phantom units have been forfeited and 421,410 phantom units have been exercised, leaving an outstanding balance of 2,022,450 phantom units at December 29, 2012. A summary of 2010 - 2012 activity within the LTIP plan is as follows:
	Weighted Average Grant Unit Price	Grant Units	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (dollars in thousands)
Outstanding, January 2, 2010	$27.72	1,545,340
Exercised	10.00	(2,100)
Forfeited or expired	27.91	(144,467)
Outstanding, January 1, 2011	$27.73	1,398,773	6.3	$16
Exercisable, January 1, 2011	$30.49	976,440	5.5	$16

Outstanding, January 1, 2011	$27.73	1,398,773
Granted	12.87	770,500
Exercised	10.00	(5,540)
Forfeited or expired	24.14	(172,666)
Outstanding, December 31, 2011	$22.34	1,991,067	6.6	$-
Exercisable, December 31, 2011	$27.87	1,251,067	5.3	$-

Outstanding, December 31, 2011	$22.34	1,991,067
Granted	15.02	283,000
Forfeited or expired	20.12	(251,617)
Outstanding, December 29, 2012	$21.59	2,022,450	6.1	$-
Exercisable, December 29,2012	$27.77	1,145,950	4.4	$-

During 2010, 2,100 phantom units were exercised with a minimal appreciation value. During 2011, 5,540 phantom units were exercised with a minimal appreciation value. During 2012, no phantom units were exercised. As of December 29, 2012, a liability of approximately $2.1 million is included in the Consolidated Balance Sheet, all of which is classified as long-term and represents 876,500 unvested units. As a result of the decline in share price, there is currently no liability for fully vested units as of December 29, 2012 since the current value is below the grant price.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Compensation Committee approved an aggregate total for the 2010 year of up to 219,000 units to be granted, of which, 213,000 units were granted under the RSU. The Compensation Committee approved an aggregate total for the 2012 year of up to 124,000 units to be granted, of which, 116,500 units were granted under the RSU. Due to terminations of employment, 42,500, 10,500 and 7,500 unvested units were forfeited during 2012, 2011 and 2010, respectively. A balance of 269,000 RSU units remains as of December 29, 2012. Approximately $1.5 million, $1.1 million and $0.8 million of expense, related to this plan, was recorded during 2012, 2011 and 2010, respectively. In 2011, the Compensation Committee elected to grant awards under the LTIP rather than under the RSU plan. As noted in the table below, 160,000 units became fully vested and exercisable on January 2, 2013. In accordance with the plan, payment for these RSUs was made on February 22, 2013. A summary of 2010 – 2012 activity within the RSU plan is as follows:

	Weighted Average Grant Unit Price	Grant Units	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (dollars in thousands)
Outstanding, January 2, 2010	$-	-
Granted	13.25	213,000
Forfeited or expired	13.09	(7,500)
Outstanding, January 1, 2011	$13.26	205,500	2.0	$(86)

Outstanding, January 1, 2011	$13.26	205,500
Forfeited or expired	13.32	(10,500)
Outstanding, December 31, 2011	$13.25	195,000	1.0	$343

Outstanding, December 31, 2011	$13.25	195,000
Granted	15.02	116,500
Forfeited or expired	13.63	(42,500)
Outstanding, December 29, 2012	$13.96	269,000	0.8	$2,834
Exercisable, January 2, 2013	$13.26	160,000	-	$2,834

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of phantom units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of units to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as determined by the semi-annual ESOP valuation. This deferred compensation vests coincidental with the board member’s continued service on the board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. During 2012, expense for this plan was approximately $0.3 million. During 2011, expense for this plan was approximately $0.3 million. During 2010, expense for this plan was approximately $0.2 million.

On February 22, 2012, the Company’s board of directors adopted a special retention incentive program designed to retain certain executives and other employees who are in a position to make a significant contribution in identifying, negotiating and closing one or more of the following transactions or series of transactions:  the issuance of equity securities in connection with an acquisition, a merger or business combination with an unrelated entity, the sale of equity in a private placement or public offering, a sale of all or substantially all of the assets of Appleton or PDC, an exchange of debt securities for equity, or any combination of the foregoing transactions. In exchange for continued employment through such transactions, the named executives would receive payments in the event a change of control occurs, as defined in the Long-Term Incentive Plan, as a result of any of the transactions listed above. Amounts payable would be as approved by the board of directors. On February 1, 2013, the Company’s board of directors terminated this plan.

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

    The rulings do not affect Appleton’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2005 arbitration determination (“the Arbitration”) arising out of Appleton’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appleton and BAT have joint and several liability under the Arbitration. Appleton has initiated the dispute resolution procedures outlined in the 1998 agreement. Issues in dispute include the scope of Appleton’s liability under the agreement as well as funding requests and supporting documentation from NCR (the “Dispute Resolution”). The current carrying amount of Appleton’s liability under the Arbitration is $65.0 million, which represents Appleton’s best estimate of amounts to be paid for 2012 and 2013. On June 8, 2012, BAT served AWA with a claim filed in a United Kingdom court, seeking a declaration that BAT is indemnified by AWA from and against any losses relating to the Lower Fox River. On June 26, 2012, BAT served Appleton with the same claim, seeking a declaration that BAT is indemnified by Appleton. Appleton intends to vigorously defend against this claim and has filed an application challenging the jurisdiction of the United Kingdom court.

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

    The rulings also do not affect either of the two indemnification agreements entered in 2001 wherein AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration), which are defined in the agreements as the Fox River Liabilities. Appleton has recorded a $65.0 million environmental indemnification receivable as of December 29, 2012.

    Estimates of Liability. The accrued Arbitration liability is derived from available information, including consideration of uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of natural resource damage (“NRD”) assessments, the evolving nature of remediation and restoration technologies and governmental policies, NCR’s share of liability relative to other PRPs and the extent of BAT’s performance under the Arbitration. Appleton believes NCR has paid more than its estimated share of the liability based on the assumptions below. Based on the analysis of available information, it is reasonably possible that the Company’s costs to satisfy its Arbitration liability, when ultimately settled, could range from $10 million to $310 million, with a payment period extending beyond ten years. The Company has recorded a liability of $65 million at December 29, 2012, which is its best estimate of the probable loss within this range. The Company believes the likelihood of an outcome in the upper end of the range is significantly less than other possible outcomes within the range. Interim legal determinations may periodically obligate NCR (and BAT and Appleton pursuant to the Arbitration) to fund portions of the cleanup costs to extents greater than NCR’s share as finally determined, and in such instances, Appleton may reserve additional amounts (including appropriate reimbursement under its indemnification agreements as discussed below).

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following assumptions were used in evaluating Appleton’s Arbitration liability:

•	As of December 31, 2012, NCR has recorded an estimated liability of $115 million representing its portion of defense and liability costs with respect to the Lower Fox River;

•	Technical analyses contending that discharges from NCR’s former assets represent 8% to 10% of the total PCBs discharged by the PRPs;

•	Appleton’s and BAT’s joint and several responsibility for over half of the claims asserted against NCR and Appleton, based on the Arbitration and the Dispute Resolution;

•
Based on legal analyses and ongoing reviews of publicly-available financial information, Appleton believes that other PRPs will be required, and have adequate financial resources, to pay their respective shares of the remediation and NRD claims for the Lower Fox River; and

•	legal fees and other expenses.

Appleton believes its recorded liability reflects its best estimate of expected payments during 2013 under the Arbitration Agreement. Appleton believes NCR has paid more than its estimated share of the liability, as described above, and therefore payments beyond 2013 under the Arbitration are not deemed probable at December 29, 2012.

AWA Indemnification. Pursuant to two indemnification agreements entered in 2001, AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims, which are defined in the agreements as the Fox River Liabilities.

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA. As of December 29, 2012, AWA has paid $273.5 million in connection with Fox River Liabilities. At December 29, 2012, PDC’s total indemnification receivable from AWA was $65.0 million, all of which is recorded in other current assets. At December 29, 2012, the total Appleton indemnification receivable from PDC was $65.0 million, all of which is recorded in other current assets.

In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009. The insurers appealed the final judgment. In June 2010, the Wisconsin Court of Appeals upheld the final judgment. Settlements have been negotiated between the insurers and Appleton. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. During 2010, Appleton recorded an $8.9 million receivable, representing settlements to be received in excess of amounts reimbursable to AWA, in the Consolidated Balance Sheet as of January 1, 2011. During 2011, Appleton received $6.2 million of these funds. During 2012, an additional environmental expense insurance recovery of $2.2 million was recorded as a separate line item within operating income on the Consolidated Statement of Comprehensive Loss and all remaining funds were received by Appleton in 2012.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 West Carrollton Mill

The West Carrollton, Ohio mill operates pursuant to various state and federal permits for discharges and emissions to air and water. As a result of the de-inking of carbonless paper containing PCBs through the early 1970s, there may have been releases of PCBs and volatile organic compounds into the soil in the area of the wastewater impoundments at the West Carrollton facility and low levels of PCBs have been detected in the groundwater immediately under this area. In addition, PCB contamination is present in sediment in the adjacent Great Miami River, but it is believed that this contamination is from a source other than the West Carrollton mill.

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

During third quarter 2011, the Company received payment of $23.2 million of damages, including interest and net of related fees and litigation expenses. This was the result of a favorable jury trial verdict, received in 2009, related to litigation commenced by the Company against Andritz BMB AG and Andritz, Inc. During the time that followed, the defendants’ attempts to overturn the verdict were unsuccessful. In March 2011, the Wisconsin Court of Appeals issued a decision unanimously affirming the final judgment. On September 1, 2011, the Wisconsin Supreme Court denied the defendants’ petition seeking further review of the matter. This income was recorded in the other expense (income) section of the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2011.

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

20.      CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures (dollars in thousands):

	For the Year Ended December 29, 2012	For the Year Ended December 31, 2011	For the Year Ended January 1, 2011
Cash paid during the period for:
Interest	$55,904	$57,377	$63,143
Income taxes	377	442	387

Cash received during the period for:
Income tax refunds	$644	$19	$1

21.      CONCENTRATIONS OF CREDIT AND OTHER RISKS

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of temporary cash investments that exceed the maximum federally insured limits and trade receivables. The Company places its temporary cash investments with high quality financial funds that, by policy, limit their exposure to any one financial security.

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base. The Company does not believe it is dependent upon any single customer. Sales to the Company’s two largest customers each represented approximately 8% and 7% of net sales in 2012, 7% and 6% of net sales in 2011 and 8% and 6% of net sales in 2010.

The five largest customers in the carbonless papers segment accounted for approximately 33% of carbonless papers net sales in 2012 and 32% of carbonless papers net sales in 2011 and 2010. The five largest customers in the thermal papers segment accounted for approximately 40% of thermal papers net sales in 2012, 47% of thermal papers net sales in 2011 and 43% of thermal papers net sales in 2010. The largest external customer in the Encapsys segment accounted for approximately 58% of Encapsys net sales (which include internal sales to the Company’s carbonless papers segment) in 2012, 59% in 2011 and 52% in 2010.

Base stock is a key raw material in the Company’s business. In 2012, the Company purchased approximately $195 million of base stock from external suppliers. Approximately $39 million of this base stock was purchased for the production of carbonless products with approximately 89% purchased from one external supplier. The Company purchased approximately $156 million of base stock for the production of thermal products with approximately 61% purchased from a single external supplier. In 2011, the Company purchased approximately $114 million of base stock from external suppliers. Approximately $17 million of this base stock was purchased for the production of carbonless products with approximately 86% purchased from one external supplier. The Company purchased approximately $95 million of base stock for the production of thermal products with approximately 50% purchased from a single external supplier. During 2010, the Company purchased approximately $138 million of base stock from external suppliers. Approximately $33 million of this base stock was purchased for the production of carbonless products with approximately 42% purchased from one external supplier. The Company purchased approximately $103 million of base stock for the production of thermal products with approximately 42% purchased from a single external supplier.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Eligible participants, as “named fiduciaries” under ERISA, were offered a one-time irrevocable election in 2001 to acquire a beneficial interest in the common stock of PDC by electing to direct the transfer of all or a portion of their existing account balances in the KSOP and the 401(a) plan (Appleton Papers Inc. Retirement Medical Savings Plan) to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $106.8 million. All proceeds of the offering were used by the ESOP trustee to purchase 10,684,373 shares of PDC common stock. As a result of this purchase, the ESOP owns 100% of the common stock of PDC. The ESOP trustee is expected to purchase common stock from PDC with future pre-tax payroll deferrals made by employees. The Company also intends to fund a significant part of its matching contribution commitment with common stock of PDC. Matching contributions charged to expense amounted to $3.0 million in 2012, $2.7 million in 2011 and $3.2 million in 2010. Approximately $0.1 million was recorded in discontinued operations in 2010.

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. Covenants in the agreements providing for the senior credit facility (prior to the February 2010 voluntary refinancing) and indentures governing the second lien notes and senior subordinated notes (prior to the September 2009 amendment) restrict Appleton’s ability to pay dividends to PDC, which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may conflict with the terms of the senior credit and note agreements. During 2012, 2011 and 2010, the Company exercised its right to satisfy requests for distributions to former participants using five equal annual installments.

In 2012, the ESOP trustee purchased 184,444 shares of PDC redeemable common stock for an aggregate price of $2.9 million from pre-tax payroll deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. Matching contributions over this same period resulted in an additional 194,122 shares of redeemable common stock being issued. As a result of hardship withdrawals, required diversifications, employee terminations and employee loan requests, 861,256 shares of PDC redeemable common stock were repurchased during 2012 at an aggregate price of $14.1 million.

In 2011, the ESOP trustee purchased 213,502 shares of PDC redeemable common stock for an aggregate price of $2.9 million from pre-tax payroll deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. Matching contributions over this same period resulted in an additional 202,715 shares of redeemable common stock being issued. As a result of hardship withdrawals, required diversifications, employee terminations and employee loan requests, 916,621 shares of PDC redeemable common stock were repurchased during 2011 at an aggregate price of $12.4 million.

In 2010, the ESOP trustee purchased 295,990 shares of PDC redeemable common stock for an aggregate price of $3.6 million from pre-tax payroll deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. Matching contributions over this same period resulted in an additional 266,013 shares of redeemable common stock being issued. As a result of hardship withdrawals, required diversifications, employee terminations and employee loan requests, 945,890 shares of PDC redeemable common stock were repurchased during 2010 at an aggregate price of $11.8 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In accordance with the ASC 480, “Distinguishing Liabilities from Equity,” redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of December 29, 2012. The earliest redemption date, as mandated by federal law, occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. For several semi-annual periods prior to year-end 2010, stock valuations resulted in decreases to the stock price. The impact of these reductions caused the Company to reduce redeemable common stock accretion by $7.8 million for the year ended December 29, 2012. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $153 million has been determined. The redeemable common stock recorded book value as of December 29, 2012, was $82 million. Since the inception of the ESOP, approximately $34 million of accretion has been recorded. The fair value of the redeemable common stock is determined by an independent, third-party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Such valuations are made as of June 30 and December 31. Until the independent valuation is received, the fair value of the stock is estimated by management. The interim estimates as of the first and third quarter of each year may differ from the values determined by the appraiser as of June 30 and December 31. Adjustments, if any, as of the first quarter and third quarter of each year, will be recorded when the independent valuation is received. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

23.      UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for 2012 includes the following (dollars in thousands):

	For the Three Months Ended April 1, 2012	For the Three Months Ended July 1, 2012	For the Three Months Ended September 30, 2012	For the Three Months Ended December 29, 2012	For the Year Ended December 29, 2012
Net sales	$219,630	$213,901	$210,744	$205,481	$849,756
Gross profit	9,455	12,644	44,788	23,994	90,881
Operating (loss) income	(49,981)	(30,568)	14,542	(22,474)	(88,481)
Net (loss) income	$(64,886)	$(46,950)	$516	$(37,131)	$(148,451)

During the year ended December 29, 2012, the Company recorded $106.0 million in restructuring expense and other costs related to the ceasing of papermaking operations in West Carrollton, Ohio. See Note 3, Restructuring and Other Related Costs. Of this amount, $35.9 million, $38.0 million, $0.9 million and $2.6 million was included in cost of sales in first quarter, second quarter, third quarter and fourth quarter, respectively. Restructuring expense of $25.4 million, $1.1 million, $0.7 million and $1.4 million was also included in operating (loss) income for each of the consecutive four quarters, respectively. Also during each of the 2012 consecutive quarters, $0.4 million, $6.5 million, $0.3 million and $0.3 million of expense was recorded related to the discontinued business combination transaction.

Third quarter gross profit was reduced by a $6.8 million settlement charge relating to the full withdrawal from a multi-employer pension plan. Third quarter 2012 operating income includes $2.2 million of environmental expense insurance recovery. During fourth quarter 2012, the Company recorded a mark-to-market adjustment for pension and other postretirement benefit plans of $33.6 million.

Unaudited quarterly financial data for 2011 includes the following (dollars in thousands):

	For the Three Months Ended April 3, 2011	For the Three Months Ended July 3, 2011	For the Three Months Ended October 2, 2011	For the Three Months Ended December 31, 2011	For the Year Ended December 31, 2011
Net sales	$218,015	$216,586	$217,104	$205,624	$857,329
Gross profit	47,323	43,508	44,756	3,032	138,619
Operating income (loss)	10,680	11,728	12,045	(43,884)	(9,431)
Net (loss) income	$(4,815)	$(2,289)	$18,872	$(59,420)	$(47,652)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 At the end of first quarter 2011, the Company resolved litigation initiated by a supplier over contract terms and recorded a charge to income of $3.1 million, including legal fees. During third quarter 2011, the Company received payment of $23.2 million of damages, including interest and net of related fees and litigation expenses from a litigation settlement. During fourth quarter 2011, the Company recorded a mark-to-market adjustment for pension and other postretirement benefit plans of $51.1 million.

As a result of the changes in accounting policies related to the accounting for pension and other postretirement benefit plans, and the inventory capitalization of these costs, as elected by the Company in fourth quarter 2012 (See Note 2, Summary of Significant Accounting Policies.), the Company revised previously-issued financial statements. The impact of these revisions on the quarterly results is as follows.

Gross profit was impacted as follows, increase/(decrease)

2012: Q1 - $(0.6) million; Q2 - $1.5 million; Q3 - $2.0 million

2011: Q1 - $0.5 million; Q2 - $1.1 million; Q3 - $0.8 million; Q4 - $(33.6) million

Operating (loss) income was impacted as follows, increase/(decrease)

2012: Q1 - $(0.2) million; Q2 - $1.9 million; Q3 - $2.6 million

2011: Q1 - $0.4 million; Q2 - $1.0 million; Q3 - $0.8 million; Q4 - $(47.8) million

Net (loss) income was impacted as follows, increase/(decrease)

2012: Q1 - $(0.2) million; Q2 - $1.9 million; Q3 - $2.6 million

2011: Q1 - $0.4 million; Q2 - $1.0 million; Q3 - $0.8 million; Q4 - $(47.8) million

24.      SEGMENT INFORMATION

The Company’s reportable segments are as follows:  carbonless papers, thermal papers and Encapsys. The accounting policies applicable to these reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, interest income, interest expense, debt extinguishment expense, foreign exchange (gain) loss, recovery from litigation settlement and other expense (income).

The carbonless papers segment includes carbonless and security paper products. Carbonless paper is used to make multipart business forms such as invoices and purchase orders. The Company produces coated products for point-of-sale displays and other design and print applications and offer custom coating solutions. Carbonless products are sold to converters, business forms printers and merchant distributors who stock and sell carbonless paper to printers. The Company produces security papers with features that resist forgery, tampering and counterfeiting. The Company’s portfolio of products incorporates security technologies, including watermarks, taggants, reactive chemicals, embedded threads and fibers and machine-readable technologies, to serve global markets. The Company produces financial and identity documents for business and government such as checks, visas, automobile titles and birth certificates.

The thermal papers segment develops and produces substrates for the transaction and item identification markets. Thermal paper is used in four principal end markets: (1) point-of-sale products for retail receipts and coupons; (2) labels for shipping, warehousing, medical and clean-room applications; (3) tag and tickets for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart products for engineering, industrial and medical diagnostic charts. Point-of-sale products are sold to printers and converters who in turn sell to end-user customers or to resellers such as office supply stores, office superstores, warehouse clubs, mail order catalogs, equipment dealers, merchants and original equipment manufacturers. Label products are sold to companies who apply pressure sensitive adhesive coatings and release liners and then sell these products to label printers. Tag, ticket and chart grades are sold to specialty printing companies who convert them to finished products such as entertainment, lottery and gaming tickets, tags, coupons and medical charts.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Encapsys segment discovers, develops and manufactures microencapsulation solutions for external partner companies and for the Company’s carbonless papers segment. Microencapsulation is the process of putting a microscopic wall around a core substance. The Company helped NCR produce the first commercial application for microencapsulation in 1954 with the introduction of carbonless paper. Since then, the Company researchers have developed the art and science of microencapsulation and are working with potential partners in industries as diverse as agriculture, paints and coatings, food, building and construction, paper, textiles, personal and household care, adhesives, and oil and gas. The Encapsys segment leverages the Company’s extensive technical knowledge and experience with microencapsulation and uses an open innovation process with partner customers to develop successful technical solutions for those companies.

The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating (loss) income and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Year Ended December 29, 2012	For the Year Ended December 31, 2011	For the Year Ended January 1, 2011
Net sales
Carbonless papers	$406,845	$453,007	$479,058
Thermal papers	411,699	370,832	341,776
	818,544	823,839	820,834
Encapsys	50,969	54,733	52,250
Intersegment (A)	(19,757)	(21,243)	(23,200)
Total	$849,756	$857,329	$849,884
Operating (loss) income
Carbonless papers	$(42,172)	$(4,215)	$30,492
Thermal papers	(34,229)	555	(1,787)
	(76,401)	(3,660)	28,705

Encapsys	10,491	10,805	10,345
Unallocated corporate charges	(19,632)	(13,296)	1,944
Intersegment (A)	(2,939)	(3,280)	(3,545)
Total	$(88,481)	$(9,431)	$37,449

Depreciation and amortization
Carbonless papers	$54,473	$26,114	$27,377
Thermal papers	42,946	18,454	19,702
	97,419	44,568	47,079

Encapsys	2,816	3,898	2,455
Unallocated corporate charges	61	150	246
Total	$100,296	$48,616	$49,780

(A)	Intersegment represents the portion of the Encapsys segment financial results relating to encapsulated products provided internally for the production of carbonless papers.

During the year ended December 29, 2012, the Company recorded $106.0 million in restructuring expense and other costs related to the ceasing of papermaking operations at the West Carrollton, Ohio facility (see Note 3, Restructuring and Other Related Costs). The operating (loss) income of the carbonless papers and thermal papers segments for the year included $58.3 million and $47.7 million, respectively. A $6.8 million settlement charge relating to the full withdrawal from a multi-employer pension plan was also recorded in the thermal papers segment during the year. Unallocated corporate charges for the year include $7.5 million of transaction costs for a discontinued business combination that was to take place during third quarter 2012. Also during 2012, a charge of $2.2 million of environmental expense insurance recovery was recorded.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Of the $106.0 million of restructuring and other related charges recorded during 2012, $64.7 million was accelerated depreciation of the decommissioned papermaking assets. The carbonless papers segment was charged with $35.6 million of this accelerated depreciation and the thermal papers segment was charged with $29.1 million.

During the year ended December 31, 2011, the Company recorded a $3.1 million litigation settlement within unallocated corporate charges.

During the year ended January 1, 2011, the Company recorded an $8.9 million environmental expense insurance recovery within unallocated corporate charges.

Revenues from sales in the U.S. were $577.3 million in 2012, $576.7 million in 2011 and $579.5 million in 2010. Revenues from sales to customers in foreign countries were $272.5 million in 2012, $280.6 million in 2011 and $270.4 million in 2010. Substantially all long-lived assets were located in the U.S. as of December 29, 2012, December 31, 2011, and January 1, 2011.

25.      GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior subordinated notes, as amended, which have been guaranteed by PDC (the “Parent Guarantor”), as well as by C&H (prior to its December 18, 2009 sale), APC (prior to its July 22, 2010 sale), Rose Holdings Limited and NEX (prior to its July 22, 2010 sale), each of which was/is a 100%-owned subsidiary of Appleton (the “Subsidiary Guarantors”).

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a 100%-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of December 29, 2012 and December 31, 2011, and for the years ended December 29, 2012, December 31, 2011, and January 1, 2011. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.

The first lien notes and the second lien notes, as amended, place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 29, 2012

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$1,593	$-	$258	$-	$1,851
Accounts receivable, net	-	88,111	-	4,569	-	92,680
Inventories	-	92,939	-	1,410	-	94,349
Due from parent	-	65,000	-	-	(65,000)	-
Other current assets	65,000	5,570	-	50	-	70,620
Total current assets	65,000	253,213	-	6,287	(65,000)	259,500

Property, plant and equipment, net	-	243,254	-	11	-	243,265
Investment in subsidiaries	(352,909)	14,216	-	-	338,693	-
Other assets	12	58,298	-	15	-	58,325
Total assets	$(287,897)	$568,981	$-	$6,313	$273,693	$561,090

LIABILITIES, REDEEMABLE COMMON STOCK, COMMON STOCK, PAID-IN CAPITAL, DUE FROM PARENT, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$-	$3,975	$-	$-	$-	$3,975
Accounts payable	-	68,574	-	26	-	68,600
Due to (from) parent and affiliated companies	65,000	10,799	-	(10,799)	(65,000)	-
Other accrued liabilities	-	119,690	-	2,412	-	122,102
Total current liabilities	65,000	203,038	-	(8,361)	(65,000)	194,677

Long-term debt	-	511,624	-	-	-	511,624
Other long-term liabilities	-	207,228	-	458	-	207,686
Redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive income	(352,897)	(352,909)	-	14,216	338,693	(352,897)

Total liabilities, redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive income	$(287,897)	$568,981	$-	$6,313	$273,693	$561,090

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$6,688	$-	$553	$-	$7,241
Accounts receivable, net	-	85,795	-	4,544	-	90,339
Inventories	-	102,504	-	1,373	-	103,877
Due from parent	-	46,000	-	-	(46,000)	-
Other current assets	46,000	8,675	-	49	-	54,724
Total current assets	46,000	249,662	-	6,519	(46,000)	256,181

Property, plant and equipment, net	-	324,651	-	14	-	324,665
Investment in subsidiaries	(188,599)	13,713	-	-	174,886	-
Other assets	12	62,315	-	95	-	62,422
Total assets	$(142,587)	$650,341	$-	$6,628	$128,886	$643,268

LIABILITIES, REDEEMABLE COMMON STOCK, COMMON STOCK, PAID-IN CAPITAL, DUE FROM PARENT, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$-	$1,256	$-	$-	$-	$1,256
Accounts payable	-	51,694	-	72	-	51,766
Due to (from) parent and affiliated companies	46,000	9,714	-	(9,714)	(46,000)	-
Other accrued liabilities	-	91,599	-	2,456	-	94,055
Total current liabilities	46,000	154,263	-	(7,186)	(46,000)	147,077

Long-term debt	-	510,533	-	-	-	510,533
Other long-term liabilities	-	174,144	-	101	-	174,245
Redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive income	(188,587)	(188,599)	-	13,713	174,886	(188,587)

Total liabilities, redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive income	$(142,587)	$650,341	$-	$6,628	$128,886	$643,268

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEAR ENDED DECEMBER 29, 2012

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net sales	$-	$846,934	$-	$50,947	$(48,125)	$849,756
Cost of sales	-	758,252	-	48,079	(47,456)	758,875

Gross profit	-	88,682	-	2,868	(669)	90,881
Selling, general and administrative expenses	-	150,855	-	2,106	-	152,961
Environmental expense insurance recovery	-	(2,188)	-	-	-	(2,188)
Restructuring	-	28,589	-	-	-	28,589

Operating (loss) income	-	(88,574)	-	762	(669)	(88,481)
Interest expense	-	59,654	-	-	-	59,654
Interest income	-	(224)	-	-	-	(224)
Loss (income) in equity investments	148,451	(372)	-	-	(148,079)	-
Other expense (income)	-	787	-	(297)	(537)	(47)

(Loss) income before income taxes	(148,451)	(148,419)	-	1,059	147,947	(147,864)
Provision for income taxes	-	32	-	555	-	587

Net (loss) income	$(148,451)	$(148,451)	$-	$504	$147,947	$(148,451)

Other comprehensive loss
Changes in retirement plans	(4,812)	(4,812)	-	-	4,812	(4,812)
Realized and unrealized losses on derivatives	(2,890)	(2,890)	-	-	2,890	(2,890)
Total other comprehensive loss	(7,702)	(7,702)	-	-	7,702	(7,702)

Comprehensive loss (income)	$(156,153)	$(156,153)	$-	$504	155,649	(156,153)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEAR DECEMBER 31, 2011

(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$854,000	$-	$51,119	$(47,790)	$857,329
Cost of sales	-	718,262	-	48,560	(48,112)	718,710

Gross profit	-	135,738	-	2,559	322	138,619
Selling, general and administrative expenses	-	142,758	-	2,170	-	144,928
Litigation settlement, net	-	3,122	-	-	-	3,122

Operating (loss) income	-	(10,142)	-	389	322	(9,431)
Interest expense	-	61,677	-	-	(347)	61,330
Interest income	-	(355)	-	(347)	347	(355)
Loss (income) in equity investments	47,652	(571)	-	-	(47,081)	-
Other (income) expense	-	(23,607)	-	275	1	(23,331)

(Loss) income before income taxes	(47,652)	(47,286)	-	461	47,402	(47,075)
Provision for income taxes	-	366	-	211	-	577

Net (loss) income	$(47,652)	$(47,652)	$-	$250	$47,402	$(47,652)

Other comprehensive income
Changes in retiree plans	433	433	-	-	(433)	433
Realized and unrealized gains on derivatives	1,373	1,373	-	-	(1,373)	1,373
Total other comprehensive income	1,806	1,806	-	-	(1,806)	1,806

Comprehensive (loss) income	$(45,846)	$(45,846)	$-	$250	$45,596	$(45,846)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEAR JANUARY 1, 2011

(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$847,623	$-	$47,867	$(45,606)	$849,884
Cost of sales	-	682,121	-	45,771	(45,664)	682,228

Gross profit	-	165,502	-	2,096	58	167,656
Selling, general and administrative expenses	-	137,284	-	1,870	-	139,154
Environmental expense insurance recovery	-	(8,947)	-	-	-	(8,947)

Operating income	-	37,165	-	226	58	37,449
Interest expense	-	66,190	-	-	(418)	65,772
Debt extinguishment expense, net	-	7,010	-	-	-	7,010
Interest income	-	(326)	-	(419)	418	(327)
Loss in equity investments	31,254	24,591	-	-	(55,845)	-
Other expense (income)	-	230	-	(664)	5	(429)

(Loss) income from continuing operations before income taxes	(31,254)	(60,530)	-	1,309	55,898	(34,577)
Provision for income taxes	-	20	-	156	-	176

(Loss) income from continuing operations	(31,254)	(60,550)	-	1,153	55,898	(34,753)
Income (loss) from discontinued operations, net of income taxes	-	29,296	(25,797)	-	-	3,499

Net (loss) income	$(31,254)	$(31,254)	$(25,797)	$1,153	$55,898	$(31,254)

Other comprehensive income
Change in retiree plans	6,743	6,743	-	-	(6,743)	6,743
Realized and unrealized gains on derivatives	140	140	-	-	(140)	140
Total other comprehensive income	6,883	6,883	-	-	(6,883)	6,883

Comprehensive (loss) income	$(24,371)	$(24,371)	$(25,797)	$1,153	$49,015	$(24,371)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 29, 2012

(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(148,451)	$(148,451)	$-	$504	$147,947	$(148,451)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	-	100,292	-	4	-	100,296
Other	-	16,956	-	(297)	-	16,659
Change in assets and liabilities, net	132,480	69,689	-	579	(147,947)	54,801

Net cash (used) provided by operating activities	(15,971)	38,486	-	790	-	23,305
Cash flows from investing activities:			-
Proceeds from sale of equipment	-	22	-	-	-	22
Additions to property, plant and equipment	-	(17,143)	-	-	-	(17,143)
					-
Net cash used by investing activities	-	(17,121)	-	-	-	(17,121)
Cash flows from financing activities:			-
Payments relating to capital lease obligations	-	(68)	-	-	-	(68)
Proceeds from revolving line of credit	-	253,400	-	-	-	253,400
Payments of revolving line of credit	-	(249,700)	-	-	-	(249,700)
Payments of State of Ohio loan	-	(1,256)	-	-	-	(1,256)
Proceeds from forgivable debt	-	300	-	-	-	300
Due to (from) parent and affiliated companies, net	27,157	(26,072)	-	(1,085)	-	-
Proceeds from issuance of redeemable common stock	2,884	-	-	-	-	2,884
Payments to redeem common stock	(14,070)	-	-	-	-	(14,070)
Decrease in cash overdraft	-	(3,078)	-	-	-	(3,078)

Net cash provided (used) by financing activities	15,971	(26,474)	-	(1,085)	-	(11,588)
Effect of foreign exchange rate changes on cash and cash equivalents	-	14	-	-	-	14
Change in cash and cash equivalents	-	(5,095)	-	(295)	-	(5,390)
Cash and cash equivalents at beginning of period	-	6,688	-	553	-	7,241
Cash and cash equivalents at end of period	$-	$1,593	$-	$258	$-	$1,851

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(47,652)	$(47,652)	$-	$250	$47,402	$(47,652)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	-	48,612	-	4	-	48,616
Other	-	6,634	-	275	-	6,909
Change in assets and liabilities, net	24,962	80,001	101	3,176	(47,402)	60,838

Net cash (used) provided by operating activities	(22,690)	87,595	101	3,705	-	68,711
Cash flows from investing activities:
Proceeds from sale of equipment	-	6	-	-	-	6
Proceeds from sale of Films	-	2,000	-	-	-	2,000
Insurance proceeds from involuntary conversion of equipment	-	1,374	-	-	-	1,374
Additions to property, plant and equipment	-	(15,833)	-	(14)	-	(15,847)

Net cash used by investing activities	-	(12,453)	-	(14)	-	(12,467)
Cash flows from financing activities:			-
Payments of senior subordinated notes payable	-	(17,491)	-	-	-	(17,491)
Payments relating to capital lease obligation	-	(47)	-	-	-	(47)
Proceeds from revolving line of credit	-	202,800	-	-	-	202,800
Payments of revolving line of credit	-	(232,100)	-	-	-	(232,100)
Payments of State of Ohio loan	-	(1,203)	-	-	-	(1,203)
Due to (from) parent and affiliated companies, net	32,166	(28,554)	(101)	(3,511)	-	-
Proceeds from issuance of redeemable common stock	2,875	-	-	-	-	2,875
Payments to redeem common stock	(12,351)	-	-	-	-	(12,351)
Increase in cash overdraft	-	4,749	-	-	-	4,749

Net cash provided (used) by financing activities	22,690	(71,846)	(101)	(3,511)	-	(52,768)
Effect of foreign exchange rate changes on cash and cash equivalents	-	(7)	-	-	-	(7)
Change in cash and cash equivalents	-	3,289	-	180	-	3,469
Cash and cash equivalents at beginning of period	-	3,399	-	373	-	3,772
Cash and cash equivalents at end of period	$-	$6,688	$-	$553	$-	$7,241

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 1, 2011

(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(31,254)	$(31,254)	$(25,797)	$1,153	$55,898	$(31,254)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	-	49,755	1,726	5	-	51,486
Other	-	4,468	-	(664)	-	3,804
Change in assets and liabilities, net	89,574	(79,618)	(7,264)	(815)	(55,898)	(54,021)

Net cash provided (used) by operating activities	58,320	(56,649)	(31,335)	(321)	-	(29,985)
Cash flows from investing activities:
Proceeds from sale of equipment	-	208	-	-	-	208
Proceeds from sale of Films	-	56,000	-	-	-	56,000
Insurance proceeds from involuntary conversion of equipment	-	1,029	-	-	-	1,029
Additions to property, plant and equipment	-	(17,249)	(590)	-	-	(17,839)

Net cash provided (used) by investing activities	-	39,988	(590)	-	-	39,398
Cash flows from financing activities:
Payments of senior subordinated notes payable	-	(211,225)	-	-	-	(211,225)
Proceeds from senior secured first lien notes payable	-	299,007	-	-	-	299,007
Debt acquisitions costs	-	(10,847)	-	-	-	(10,847)
Payments relating to capital lease obligation	-	(721)	-	-	-	(721)
Proceeds from old revolving line of credit	-	21,350	-	-	-	21,350
Payments of old revolving line of credit	-	(109,575)	-	-	-	(109,575)
Proceeds from new revolving line of credit	-	316,993	-	-	-	316,993
Payments of new revolving line of credit	-	(287,693)	-	-	-	(287,693)
Payments of State of Ohio loan	-	(1,151)	-	-	-	(1,151)
Payments of secured financing	-	(20,905)	-	-	-	(20,905)
Due (from) to parent and affiliated companies, net	(50,070)	18,253	31,924	(107)	-	-
Proceeds from issuance of redeemable common stock	3,561	-	-	-	-	3,561
Payments to redeem common stock	(11,811)	-	-	-	-	(11,811)
Decrease in cash overdraft	-	(2,628)	-	-	-	(2,628)

Net cash (used) provided by financing activities	(58,320)	10,858	31,924	(107)	-	(15,645)
Effect of foreign exchange rate changes on cash and cash equivalents	-	41	-	-	-	41
Change in cash and cash equivalents	-	(5,762)	(1)	(428)	-	(6,191)
Cash and cash equivalents at beginning of period	-	9,161	1	801	-	9,963
Cash and cash equivalents at end of period	$-	$3,399	$-	$373	$-	$3,772

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

Paperweight Development Corp. and Subsidiaries

Disclosure Controls and Procedures

PDC maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely discussions regarding required disclosure. PDC carried out an evaluation, under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness, design and operation of PDC's disclosure controls and procedures. Based on that evaluation, the CEO and CFO of PDC concluded that its disclosure controls and procedures are effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

PDC’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The registrant's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the registrant's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of its management, including the CEO and CFO, PDC conducted an assessment of the effectiveness of its internal control over financial reporting as of December 29, 2012. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that PDC’s internal control over financial reporting was effective as of December 29, 2012.

This annual report does not include an attestation report of PDC’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by PDC’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit PDC to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in PDC’s internal control over financial reporting during PDC’s fourth quarter that have materially affected, or are reasonably likely to materially affect, PDC’s internal control over financial reporting.

Appleton Papers Inc. and Subsidiaries

Disclosure Controls and Procedures

Appleton maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the CEO and CFO, as appropriate, to allow timely discussions regarding required disclosure. Appleton registrants carried out an evaluation, under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness, design and operation of Appleton's disclosure controls and procedures. Based on that evaluation, the CEO and CFO of Appleton concluded that its disclosure controls and procedures are effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Appleton’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The registrant’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the registrant’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of its management, including the CEO and CFO, Appleton conducted an assessment of the effectiveness of its internal control over financial reporting as of December 29, 2012. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that Appleton’s internal control over financial reporting was effective as of December 29, 2012.

This annual report does not include an attestation report of Appleton’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Appleton’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Appleton to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in Appleton’s internal control over financial reporting during Appleton’s fourth quarter that have materially affected, or are reasonably likely to materially affect, Appleton’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.                       Directors, Executive Officers and Corporate Governance

The following table presents information as of March 8, 2013, regarding the executive officers and directors of Appleton and PDC.

Name	Age	Position

Mark R. Richards	53	Chairman, President, Chief Executive Officer and a Director of Appleton, and Chairman, President, Chief Executive Officer and a Director of PDC

Stephen P. Carter	61	Director of Appleton and PDC

Terry M. Murphy	64	Director of Appleton and PDC

Andrew F. Reardon	67	Director of Appleton and PDC

Mark A. Suwyn	70	Director of Appleton and PDC

Kathi P. Seifert	63	Director of Appleton and PDC

George W. Wurtz	56	Director of Appleton and PDC

Kerry S. Arent	52	Senior Vice President Human Resources of Appleton

Thomas J. Ferree	55	Senior Vice President Finance, Chief Financial Officer and Treasurer of Appleton, and Senior Vice President Finance, Chief Financial Officer and Treasurer of PDC

Jeffrey J. Fletcher	60	Vice President, Controller and Assistant Treasurer of Appleton, and Vice President, Controller and Assistant Treasurer of PDC

James R. Hillend	54	Vice President Carbonless and Thermal Value Streams of Appleton

Tami L. Van Straten	41	Vice President, General Counsel & Secretary of Appleton, and Vice President, General Counsel & Secretary of PDC

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

Stephen P. Carter. Mr. Carter joined Appleton and PDC as a Director in July 2004. Mr. Carter is currently a principal in Ingenium Aerospace LLC, a consultant and director of Blackhawk Bancorp., Inc., a publicly held bank holding company and a director of Hollister, Incorporated, a privately held medical device company. Mr. Carter has been a principal in Ingenium Aerospace LLC since March 2010, a director of Blackhawk Bancorp, Inc. since 2003, and a director of Hollister, Incorporated since 2009. Mr. Carter retired as the Executive Vice President, Chief Financial Officer and Treasurer for Woodward, Inc. in August 2005, a position he held since January 2003. Mr. Carter graduated with a bachelor’s degree from Brigham Young University in 1973 and is a CPA in Illinois. Mr. Carter's financial background as a certified public accountant, a consultant and director of a bank holding company and as the former Executive Vice President, Chief Financial Officer and Treasurer for a large industrial company, as well as his leadership experience in these positions and as a director of a medical device company, led to the conclusion that he should serve as a director of Appleton and PDC.

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

Andrew F. Reardon. Mr. Reardon joined Appleton and PDC as a Director in June 2007. Mr. Reardon retired in November 2008 as the Chairman and Chief Executive Officer of TTX Company, positions he held since June 1, 2008. Prior to June 1, 2008, he was the President and Chief Executive Officer of TTX Company, positions he held since 2001. He currently serves as a consultant to the law firm of Reardon & Chasar, L.P.A., located in Cincinnati, Ohio, which he co-founded in 2009. He joined TTX in 1992 as Vice President of Human Resources and Labor Relations. He later served as Vice President of Law and Human Resources and was named President of the company in 2000. TTX is a large supplier of leased railcars in North America. Mr. Reardon earned a bachelor’s degree from the University of Notre Dame (English) in 1967 and a Juris Doctor degree from the University of Cincinnati in 1974. He also earned a L.L.M. degree in taxation from Washington University Law School in 1975. Mr. Reardon's business and legal experience as a principal in a law firm, consultant and former Chairman and Chief Executive Officer and Vice President of Law and Human Resources for a major North American railcar supply company, as well as his leadership experience in these positions and his graduate degree in law, led to the conclusion that he should serve as a director of Appleton and PDC.

Kathi P. Seifert. Ms. Seifert joined Appleton and PDC as a Director in July 2004. Ms. Seifert retired as Executive Vice President and Group President of Global Personal Care Products for Kimberly-Clark Corporation in June 2004, a position she held since 1999. Ms. Seifert is also currently a director of Eli Lilly and Company, Revlon Consumer Products Corporation, Supervalu, Inc. and Lexmark, Inc. She has served as a director of Eli Lilly and Company since 1995 and as a director of Revlon Consumer Products Corporation, Supervalu, Inc. and Lexmark, Inc. since 2006. Ms. Seifert served as a director of Albertson's, Inc. in 2005. Ms. Seifert also serves on the Board of Directors for the Fox Cities Performing Arts Center, the Fox Cities Community Foundation, and New North. Ms. Seifert graduated with a bachelor’s degree from Valparaiso University in 1971. Ms. Seifert's business experience as the former Executive Vice President and division Group President of a global manufacturer of family and personal care products, and as a director of a global pharmaceutical company, cosmetics and personal care products company, grocery retailing company, and printing and imaging products manufacturing company, as well as her leadership experience in these positions, led to the conclusion that she should serve as a director of Appleton and PDC.

    Mark A. Suwyn. Mr. Suwyn joined Appleton and PDC as a Director in July 2011. Mr. Suwyn is currently the President of Marsuw, LLC, a private investment and consulting company, and has held this position since March 2000. Mr. Suwyn is currently serving as Executive Chairman of Gourmet Express, a privately owned frozen food business, a position he has held since January 2012. Mr. Suwyn retired as Chairman of NewPage Corporation, a large coated paper producer in North America, in June 2010. He had previously served as Chairman and Chief Executive Officer of NewPage Corporation since May 2005. He served as a director of Ballard Power Systems, Inc. from 2003 to 2012, and as a director of Contech Construction Products Inc. from 2011 through 2012. Mr. Suwyn also served as Chairman and Chief Executive Officer of Louisiana-Pacific Corporation from January 1996 until November 2004. Prior to that, Mr. Suwyn held executive management positions with International Paper Company and spent 25 years with E.I. Du Pont where he directed marketing, acquisition and joint venture efforts. Mr. Suwyn earned a doctorate degree (Inorganic Chemistry) from Washington State University and bachelor’s degree (Chemistry) from Hope College, Holland, Michigan. Mr. Suwyn’s extensive business experience in the paper industry, experience as former Chairman and Chief Executive Officer for both a large coated paper producer and a leading manufacturer of building materials, as well as his leadership experience as an executive and director and his doctorate degree in chemistry, led to the conclusion that he should serve as a director of Appleton and PDC.

   George W. Wurtz. Mr. Wurtz joined Appleton and PDC as a Director in July 2011. Mr. Wurtz is currently the President and Chief Executive Officer of Soundview Paper Company LLC,  Elmwood Park, New Jersey, a position he has held since April 2012. Soundview is a privately-held manufacturer of virgin and recycled tissue consumer products. From November 2006 until November 2011, Mr. Wurtz served as President and Chief Executive Officer of New WinCup Holdings, Stone Mountain, Georgia, a privately-held manufacturer and distributor of single-use cups, food service containers, lids and straws. Mr. Wurtz is currently a director of the State University of New York at Oswego (“SUNY Oswego”) Engineering Advisory Board and Mohawk Fine Papers, Inc. He has served as a director of the SUNY Oswego Engineering Advisory Board since 2009 and as a director of Mohawk Fine Papers, Inc. since January 2012. Mr. Wurtz retired as Executive Vice President of Georgia-Pacific Corporation in February 2006 after serving in several executive management positions including President of Paper, Bleached Board and Kraft Operations. Prior to joining Georgia-Pacific Corporation in October 2000, Mr. Wurtz was employed by James River Corporation/Fort James Corporation for 14 years and held executive management positions in operations, logistics, procurement and manufacturing planning. Mr. Wurtz received his bachelor’s degree (Industrial Arts and Technology) from SUNY Oswego in 1978. Mr. Wurtz’s extensive business experience in the paper industry, experience as former President and Chief Executive Officer of a food-service products manufacturer and distributor, as well as his leadership experience as an executive and director of several paper companies, led to the conclusion that he should serve as a director of Appleton and PDC.

Kerry S. Arent. Ms. Arent has been Senior Vice President Human Resources of Appleton since January 2013. Ms. Arent previously served as Vice President Human Resources of Appleton from July 2009 through 2012, as Executive Director Human Resources of Appleton from February 2008 to 2009, and as Human Resources Director of Appleton since 1997. Ms. Arent joined the Company in 1982 and served in a number of human resources roles from 1982 to 1997. Ms. Arent received her bachelor’s degree (Business Administration, Human Resources) from the University of Wisconsin-Oshkosh in 1982. Ms. Arent holds a Senior Professional Human Resources certification since 2005.

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

James R. Hillend. Mr. Hillend has been Appleton’s Vice President of Thermal and Carbonless Value Streams since January 2013. Mr. Hillend previously served as Appleton’s Vice President of Thermal Operations from April through December 2012, as Executive Director and General Manager of Appleton’s Thermal Tag, Label and Entertainment business from January 2011 to April 2012, Executive Director of the Thermal Point-of-Sale business from June 2009 to January 2011, and Executive Director of Market Development from January 2008 to June 2009. Mr. Hillend joined the Company in 1993 and prior to 2008 served in a number of management positions related to purchasing, new business development, technical research, and the Company’s value streams. Prior to joining Appleton, Mr. Hillend held management positions with Mitsubishi Pulp Sales, ITT Rayonier and Southwest Forest Industries. Mr. Hillend earned a bachelor’s degree in pulp and paper engineering from the University of Washington in 1981.

   Tami L. Van Straten. Ms. Van Straten has been Vice President, General Counsel and Secretary of Appleton since January 2012 and Vice President, General Counsel and Secretary of PDC since January 2012. Ms. Van Straten previously served as General Counsel and Secretary for Appleton and PDC from March 2010 to 2012 and as Assistant General Counsel and Assistant Secretary for Appleton and PDC from August 2006 through March 2010. Ms. Van Straten joined the Company in 2001 and served in a number of legal counsel roles from 2001 to August 2006. Prior to joining the Company, Ms. Van Straten served as law clerk to the Hon. N. Patrick Crooks of the Supreme Court of Wisconsin and was in private legal practice. Ms. Van Straten earned a bachelor’s degree in criminal justice and political science from the University of Wisconsin-Oshkosh in 1994 and earned her Juris Doctor degree from Marquette University in 1997.

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

The board of directors of PDC has an Audit Committee responsible for, among other things, providing assistance to the board of directors in fulfilling its responsibility to the ESOP participants relating to financial accounting and reporting practices and the quality and integrity of PDC financial reports. Effective March 7, 2013, members of the committee include: Mr. Carter, Mr. Murphy and Mr. Wurtz. Mr. Murphy serves as the Audit Committee Chair. The boards of directors of PDC and Appleton have determined that Mr. Murphy is an “audit committee financial expert” as defined under the applicable rules of the SEC. Mr. Murphy is an “independent director” as that term is defined under the listing standards of the Nasdaq Stock Market, Inc. The charter for the Audit Committee can be found on the Company’s website at www.appletonideas.com (investor information section).

The board of directors of Appleton has a Compensation Committee responsible for authorizing the compensation of the Chief Executive Officer subject to ratification by the board of directors, approving the compensation of the named executive officers based on the recommendations of the Chief Executive Officer and reviewing the compensation of the other executive officers. The Compensation Committee also has authority for administration of the Long-Term Incentive Plan and the Long-Term Restricted Stock Unit Plan. Effective March 7, 2013, members of the committee include: Mr. Reardon, Ms. Seifert and Mr. Suwyn. Ms. Seifert serves as the Compensation Committee Chair. See “Item 11. Executive Compensation—Compensation Discussion and Analysis,” below. The charter for the Compensation Committee is available at www.appletonideas.com (investor information section).

The board of directors of Appleton has a Corporate Governance Committee for the purpose of developing, recommending and evaluating best corporate governance practices applicable to the Company, including those related to director compensation, nomination of directors, election of members to board committees and board education and practices. Effective March 7, 2013, members of the committee include: Mr. Reardon, Mr. Richards, Ms. Seifert and Mr. Suwyn. Mr. Reardon serves as the Corporate Governance Committee Chair. The charter for the Corporate Governance Committee can be found on the Company’s website at www.appletonideas.com (investor information section).

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

The Company maintains an Enterprise Risk Management (“ERM”) function. The purpose of ERM is to maximize the Company’s ability to achieve its business objectives. The ERM function creates a comprehensive approach to anticipate, identify, prioritize and manage material risks to the Company’s business objectives. The Audit Committee of the Board receives periodic reports from the ERM Committee regarding the ERM Committee’s activities, findings, conclusions and recommendations. The charter for the ERM function can be found at the Company’s website at www.appletonideas.com (investor information section).

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

The Compensation Committee believes that this combination of cash and equity-based compensation supports the objectives of the executive compensation program described above. First, these vehicles allow the Company to provide a competitive compensation package based on prevailing market practices. At the same time, a significant portion of target compensation is variable “at-risk” pay tied to both short-term performance and long-term performance. Variable pay for short-term performance is capped to protect the business from annual “windfall” results. The Compensation Committee believes these awards support the Company’s pay-for-performance philosophy by linking pay amounts to the Company’s level of performance and the achievement of the Company’s strategic goals. The Compensation Committee believes that the Company’s executive compensation program is not structured to encourage management to take unreasonable or excessive risks relating to the Company’s business. Instead, the Compensation Committee believes that the compensation programs encourage management to take a balanced approach that focuses on delivering annual results and contributing to shareholder value. The pay that is fixed and at risk varies by position. As shown in the table below, the Company’s emphasis on pay-for-performance resulted in performance-based compensation representing a significant portion of the total target compensation of the named executive officers in fiscal year 2012. Executive compensation includes more pay at risk than that of other employees in the organization.

2012 Total Direct Compensation Mix at Target Company Performance

	Fixed (Salary)	Pay at Risk (Annual and Long-Term Incentives)(1)
Mark R. Richards Chairman, President, Chief Executive Officer and a Director of Appleton, and Chairman, President, Chief Executive Officer and a Director of PDC	30%	70%

Thomas J. Ferree Senior Vice President Finance, Chief Financial Officer and Treasurer of Appleton, and Chief Financial Officer and Treasurer of PDC	37%	63%

Kerry S. Arent Senior Vice President, Human Resources of Appleton	48%	52%

Tami Van Straten Vice President, General Counsel & Secretary of Appleton	59%	41%

Jeffrey J. Fletcher Vice President and Controller of Appleton, and Assistant Treasurer and Controller of PDC	62%	38%

Kent E. Willetts Former Senior Vice President of Appleton	46%	54%

(1)
Calculated using annual incentive paid at target plus restricted stock units and long-term incentive. Long- term  incentive expected value based on Black-Scholes valuation methodology. The assumptions used for a January 1, 2012 valuation are: Expected life: 6.5 years (mid-point of 3 and 10 years vesting period); Dividend yield: 0% (plan does not pay dividends); Risk Free Interest Rate (based on Treasury Constant Maturities yield curve): 1.29% ; Volatility (based on peer group volatility for previous 6.5 years): 44%. The LTIP grant as of January 1, 2012 is valued at $6.74 per share with a $15.01 per share grant price. The Restricted Stock Unit grant as of January 1, 2012  is valued at $15.01 per share grant price.

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

Appleton’s senior vice president of human resources provides the consultant with descriptions of the Company’s executives’ responsibilities but does not participate in the market surveys or analyses provided by the consultant. The senior vice president of human resources also provides organizational and technical support to the Compensation Committee by coordinating the work of the compensation consultant and providing relevant information about company policies and practices. On occasion, Appleton’s senior vice president of human resources may provide additional analyses under the direction of the Compensation Committee for their use and review. The Chief Executive Officer (the “CEO”) provides a description of the Company’s business but does not participate in the market surveys or analyses.

A full market survey was conducted in November 2010. In November 2011, a general rate of market increase (2.9%) was established for executive compensation and applied to the November 2010 market pay. The results were used in 2012 compensation planning. The updated market analysis shows that the Company is competitive with the market across all elements of compensation – base salary, target annual incentive and total compensation (sum of base salary, target annual incentive and target long-term incentive). Competitive is defined as above the 25th percentile and below the 75th percentile of the survey data. The total target compensation for each executive in 2012 is between 101% and 121% of the median (50th percentile) of the survey data, excluding Mr. Fletcher and Ms. VanStraten, whose positions were not covered in the 2010 full market survey. Although the Compensation Committee considers executive compensation paid at companies included in the market survey, the Committee does not attempt to maintain a specified target percentile within the market to determine executive compensation.

In 2012, Towers Watson was paid $41,445 in fees for executive compensation consulting, and $443,543 in fees for all other retirement consulting, administrative fees and actuarial services for the Company’s plans.

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

Annual Performance-Based Incentive Plan. In 2012, the Appleton Annual Incentive Plan’s annual performance-based incentive is measured by Earnings Before Interest, Taxes, Depreciation, Amortization, and Inventory reduction (EBITDAI) (80% weighting) and Cash Conversion Days (CCD) (20% weighting). The Annual Incentive Plan allows for adjustments, as recommended by the Chief Financial Officer (the “CFO”) and approved by the Compensation Committee, to the calculation of EBITDAI. These adjustments are restricted to special circumstances such as restructuring, refinancing, acquisitions, divestitures, mark-to-market pension adjustments or other items the committee determines should be adjusted and is then referred to as Adjusted EBITDAI. Incentive payouts will reflect performance levels relating to Adjusted EBITDAI and CCD performance measures for the Company or Division level. EBITDAI is an indicator of the Company’s profitability and financial performance and is calculated as follows: EBITDAI equals Net Income (including incentive accrual expense) plus Interest, Taxes, Depreciation, Amortization, Inventory reduction and Gains and Losses from Foreign currency exchange.

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

Performance below Adjusted EBITDAI threshold will result in no annual performance-based incentive compensation. Targets were set at a level of improvement from the prior year performance as listed below.

2012 All Appleton Performance Goals ($ millions)

	All Appleton Adjusted EBITDAI	CCD
Outstanding	$103	55 days
Target	$95	58 days
Threshold	$87	63 days

The annual performance-based incentive when performance results are at target is 85% of base salary for the CEO, 60% of base salary for the CFO, 50% of base salary for the senior vice president human resources and 40% for the vice president and controller and 40% for the vice president, secretary and general counsel. For 2013, the Compensation Committee increased the annual performance-based incentive at target to 100% of base salary for the CEO, 55% of base salary for the senior vice president of human resources and 50% of the base salary for the vice president, secretary and general counsel.

In 2012, EBITDAI for “All Appleton” calculated per the plan document resulted in a total EBITDAI of $45.2 million. Adjustments were recommended by the CFO and approved by the Compensation Committee for business restructuring, the supplier strategic alliance conversion expenses including pension withdrawal expense, retiree plans mark-to-market, corporate development expenses, and environmental expense insurance recovery. These adjustments resulted in Adjusted EBITDAI of $104.1 million (outstanding level). Actual CCD performance, adjusted for transition to the supplier, was 55 days (outstanding level). The combined incentive payout resulted in Outstanding performance equal to 200% of target.

For each executive other than the CEO, the CEO has discretion to increase or decrease the executive’s annual performance-based incentive bonus by as much as 20% of the earned incentive without Compensation Committee approval based on the executive’s achievement of strategic business objectives established by the CEO at the beginning of the fiscal year. These objectives may relate to business segment margin improvement, manufacturing operations performance, new business growth, or leadership competency. Some of these objectives may be measurable while others may require more judgment and discretion to evaluate. The Compensation Committee approved discretionary bonuses for 2012 that exceeded 20%. Further, at the recommendation of the Compensation Committee, the Board approved a discretionary bonus for the CEO. Thus, as a result of the executives’ unique achievement on the supplier strategic alliance, flawless execution of the transition to the supplier strategic alliance and special corporate development work, the following discretionary bonus amounts were awarded: Mr. Richards 31%, Mr. Ferree 44%, Ms. Arent 39%, Mr. Fletcher 94%, and Ms. Van Straten 99%. The percentages are calculated as a percent of earned incentive. These one-time discretionary awards reflect the unique strategic achievements in 2012 and were made in accordance with the terms of the annual incentive plan.

Long-Term Compensation. Prior to 2010, the Company had two forms of long-term compensation, the Appleton Papers Inc. Long-Term Incentive Plan (or the LTIP) and the Appleton Papers Inc. Long-Term Performance Cash Plan (or the Performance Cash Plan). In 2010, the Compensation Committee elected to discontinue awards under the LTIP and Performance Cash Plan and introduced a new long-term compensation plan, the Long-Term Restricted Stock Unit Plan (RSU). The Compensation Committee determined that it would be advisable in appropriate cases to consider the award of units under the RSU, which provide for future cash payments based on the value of PDC common stock, in lieu of or in combination with units under the LTIP, which produce value only if the PDC common stock price increases over the grant price. This determination reflected the desire to maintain a strong long-term equity component in executive compensation, to reduce the number of equity-based units required to provide such component and to adjust compensation practices appropriately in light of accounting standards requiring companies to recognize compensation cost related to share-based payment transactions. In 2010, the Committee determined to make all of its equity-based grants under the RSU. In 2011, the Committee determined to make all of its equity-based grants under the LTIP. The Compensation Committee determined that equity-based grants in 2012 were to be a combination of approximately 50% RSU and 50% LTIP grants for all named executive officers. All grants under the RSU and the LTIP are subject to vesting and forfeiture provisions, thereby creating incentives for executives and employees to remain with the Company. The Compensation Committee believes that long-term incentive plans are necessary to encourage retention of executive talent and provide appropriate incentives to increase shareholder value. Individual grant levels for named executive officers are determined so that total targeted compensation, including base salary, target bonus and most recent grant of long term compensation awards, is competitive with the external market for total compensation.

Long-Term Incentive Plan. The purpose of the LTIP is to attract and retain key management employees who are in a position to make a significant contribution to the growth and profitability of the Company by providing a reward for increase in stock performance to align with long-term shareholder interests. The LTIP provides for future cash payments based on increases in the value of PDC common stock, as determined by the semi-annual valuation provided by the ESOP trustee. The Compensation Committee of the board will establish the number of units granted each year in accordance with the Compensation Committee’s stated goals and policies. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. The cash payment upon the exercise of a unit is equal to the increase in the value of PDC common stock from the date of grant until the exercise date. Recipients are required to enter into a non-compete and non-solicitation agreement in order to receive units under the LTIP which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to LTIP units. As of December 31, 2012, 90 current or former executive and management employees participate in the LTIP. Some of these employees also participate in the RSU.

Employees are generally entitled to exercise any LTIP units only after holding the units for at least three years and for up to ten years from the date of grant. There were no units exercised by a named executive officer under the LTIP during 2012. All named executive officers have LTIP units that have been held for more than three years. In the event of a change of control, described below, the LTIP units become immediately exercisable. A “change of control” is defined in the LTIP, and was further clarified in 2010, as:

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

•
the Company’s merger or consolidation with another company and the Company is not the surviving company and the Company is not controlled by the persons or entities who controlled the Company immediately prior to such merger or consolidation; or

•      any other event whereby ownership and control is effectively transferred.

Upon termination of a participant’s employment due to death, disability or retirement, the award of LTIP units shall be one-third vested and exercisable for each completed year of employment after the grant of such LTIP units. Upon termination of employment for any other reason, any LTIP units held for at least three years are then exercisable, and any units held for fewer than three years are forfeited. Mr. Willetts forfeited LTIP units upon his departure from the Company.

The first grant of LTIP units occurred on November 9, 2001, with additional awards made effective as of January 1, 2003, January 1, 2004, July 1, 2005, each January 1 from 2006 through 2009, January 2, 2011 and January 1, 2012. The actual awards of LTIP units have not been and will likely not be made on the effective date. The actual awards will be made on a date following the effective date as long as the share price has not changed since the effective date. This delay is a result of the administrative time needed by the trustee to determine and communicate the most recent PDC stock price through the semi-annual ESOP valuation process. The Compensation Committee determines awards for the CEO and reviews the recommendations made by the CEO for other named executive officers. Management decides which employees are in a position to make a significant contribution to the Company’s growth and profitability, and of the employees who receive LTIP awards, most receive such awards based on the Company’s succession planning and leadership management process.

Long-Term Performance Cash Plan. Appleton’s board of directors adopted the Performance Cash Plan for the purpose of attracting and retaining senior executive employees who are in a position to make a significant contribution to the Company’s long-term strategic objectives of revenue growth and profitability. The plan provided annual grants of long-term cash-based performance awards, which were earned by participants based on the Company’s achievement of pre-established performance measures and the participant’s continued employment. Performance measures included increases in average revenue growth and average return on invested capital over a three-year performance period. Targets were set above historical industry medians. The plan was an unfunded bonus program of the Company and did not permit participants to elect to defer their compensation. No awards were made since 2009. The Long-Term Performance Cash Plan was terminated by the Board effective February 1, 2013.

At, or shortly after, the start of the three-year performance cycle, a target award was established for each participant. Target awards, based on market competitive values, are expressed as a fixed dollar amount. The target award for the 2009 – 2011 cycle was equal to $373,000 for Mr. Richards, $116,000 for Mr. Ferree and $69,000 for Mr. Willetts. At the end of the performance cycle, the award was determined based upon the Compensation Committee’s evaluation of the Company’s performance against the pre-established performance measures. For the 2009-2011 performance cycle, the resulting award value could range from 50% to 150% of the target award. Performance below the minimum results in zero compensation and overall payments are capped at 150% of target. At the end of 2011, performance for the 2009-2011 cycle was 52.76% of target bonus. Incentives were paid to Mr. Richards ($196,795), Mr. Ferree ($61,202), and Mr. Willetts ($36,404).

The 2009-2011 performance cycle was calculated against equally weighted target metrics of average revenue growth and average return on invested capital (ROIC) over the same period of time. The 2009–2011 performance cycle metrics were as follows:

2009 – 2011 Performance Cycle Metrics

	Minimum	Target	Maximum
3-Year Average Revenue Growth	0.5%	2.5%	5.0%+
3-Year Average ROIC	6.0%	8.5%	11.0%+

The first performance cycle was from January 1, 2008, through December 31, 2010. At the end of 2010, actual performance was below threshold, thus no incentive was paid. The second performance cycle was from January 1, 2009, through December 31, 2011.

Long-Term Restricted Stock Unit Plan (RSU). Appleton’s board of directors adopted the RSU plan effective January 3, 2010, for the purpose of attracting and retaining key management employees who are in a position to make a significant contribution to the growth and profitability of the Company by providing a reward for stock performance to align with long-term shareholder interests. Additional awards were made effective as of January 1, 2012. The RSU provides for future cash payments based on the value of PDC common stock, as determined by the semi-annual valuation provided by the ESOP trustee. The Compensation Committee of the board will establish the number of units granted each year in accordance with the Compensation Committee’s stated goals and policies. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. Units are generally vested three years after the award date and paid at vesting. There were no RSU grants that vested and paid in 2012. The cash payment upon vesting of a unit is equal to the value of PDC common stock at the most recent valuation date times the number of units vested. Other current executive and key management employees also participate in the RSU. Recipients are required to enter into a non-compete and non-solicitation agreement in order to receive units under the RSU which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to RSU units. As of December 31, 2012, 75 executive and management employees participate in the RSU. Some of these employees also participate in the LTIP.

Termination provisions, including defined change of control events, are the same as those described above in the LTIP. Mr. Willetts forfeited RSUs upon his termination from the company.

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

Termination or Change of Control. The Company has entered into Termination Protection Agreements (or TPAs) with Mr. Richards, Mr. Ferree, Ms. Arent and Mr. Willetts. The Company has entered into an Enhanced Severance Agreement with Mr. Fletcher and Ms. Van Straten. These agreements provide for payments to the executive officers in the event of termination whether before or within two years after a “change of control,” as defined in the TPA, the executive officer’s employment is terminated other than for misconduct or “permanent disability,” as defined in the TPA, or if the executive officer terminates employment for “good reason,” as defined in the TPA. “Change of Control” is defined to include various events whereby ownership and control of the Company is effectively transferred. These events were chosen by the Company as appropriate events to trigger payment based on competitive market analysis of such agreements for executive officers. Mr. Willetts received payments under his TPA as a result of his departure in December 2012. These payments are described in detail under “Accrued Post-Employment Payments” below. The TPAs and Enhanced Severance Agreements are discussed in detail under “Potential Payments upon Termination or Change of Control” below.

    On February 22, 2012, Appleton’s board of directors adopted a special retention incentive program designed to retain certain executives and other employees who are in a position to make a significant contribution in identifying, negotiating and closing a Potential Transaction. A Potential Transaction was defined to include one or more of the following transactions or series of transactions:  the issuance of equity securities in connection with an acquisition, a merger or business combination with an unrelated entity, the sale of equity in a private placement or public offering, a sale of all or substantially all of the assets of Appleton or PDC, an exchange of debt securities for equity, or any combination of the foregoing transactions. In exchange for continued employment through a Potential Transaction, the named executives would receive payments in the event a Change of Control occurs as defined in the Long-Term Incentive Plan as a result of a Potential Transaction. Amounts payable would be as approved by the board of directors in consideration of any given Potential Transaction. This retention incentive was not considered eligible compensation for retirement income or severance benefit calculations. The Board terminated this plan effective February 1, 2013.

Executive Benefits. In 2012, the Company provided a cash allowance in lieu of perquisites to all named executive officers. The Company believes the amounts provided to the CEO ($25,000), senior vice presidents ($15,000), and corporate controller and general counsel ($10,000) are competitive to the value provided by other companies for a car allowance, club memberships, etc. The Company also provides the opportunity for the CEO and senior vice presidents to enroll in an individual life insurance policy. The cash allowances in lieu of perquisites were eliminated effective December 31, 2012 for all executive officers. An equivalent amount was added to the base salary effective January 1, 2013 for all executive officers except the CEO.

Compensation Committee Report

The 2012 Compensation Committee consisted of three independent directors including Ms. Seifert, who serves as the Compensation Committee Chair, Mr. Suwyn and. Mr. Reardon.

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

Members of the 2012 Compensation Committee
Kathi P. Seifert, Chairperson
Andrew F. Reardon
Mark A. Suwyn

Summary Compensation Table

Name and Principal Position	Year		Salary ($)	Bonus ($)		LTIP Awards ($)(1)		RSU Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)(3)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)(6)
Mark R. Richards	2012		800,000	376,000	(7)	808,800		600,400		1,224,000		255,610	148,516	4,213,326
Chairman, President, Chief Executive	2011		800,000	0		1,567,500		0		546,179	(8)	133,043	99,937	3,146,659
Officer and a Director of Appleton, and	2010		792,308	0		0		861,900		185,202		150,475	39,785	2,029,670
Chairman, President, Chief Executive
Officer and a Director of PDC

Thomas J. Ferree	2012		402,462	200,000	(7)	293,190		217,645		458,807		49,828	75,029	1,696,961
Senior Vice President Finance, Chief	2011		388,500	16,468	(9)	513,000		0		170,988	(8)	44,151	53,944	1,187,051
Financial Officer and Treasurer of	2010		385,654	0		0		278,460		58,330		66,117	35,785	824,346
Appleton, and Chief Financial Officer
and Treasurer of PDC

Kerry S. Arent	2012		256,846	100,000	(7)	101,100		75,050		256,846		140,987	44,878	975,707
Senior Vice President, Human Resources	2011	(10)	238,423	9,184	(9)	208,050		0		61,228	(8)	107,593	35,448	659,926
of Appleton

Tami L. Van Straten	2012	(11)	199,231	150,000	(7)	37,070		30,020		151,416		35,231	29,075	632,043
Vice President, General Counsel &
Secretary

Jeffrey J. Fletcher	2012		209,179	150,000	(7)	30,330		22,515		158,976		23,235	29,655	623,890
Vice President and Controller	2011	(10)	204,000	8,058	(9)	68,400		0		41,942	(8)	23,486	16,554	362,440
of Appleton, and Assistant Treasurer
and Controller of PDC

Kent E. Willetts	2012	(12)	277,519	0		121,320	(13)	90,060	(13)	0		13,944	493,860	996,703
Former Senior Vice President of Appleton	2011		272,000	10,290	(9)	213,750		0		105,002	(8)	37,906	34,291	673,239
	2010		270,769	7,446	(14)	0		185,640		37,231		47,388	28,639	577,113

(1)
In 2011, the LTIP grant date fair value is calculated based on a Black-Scholes valuation methodology. The assumptions used for January 2, 2011 grant are: Expected life: 6.5 years (mid-point of 3 and 10 years vesting period); Dividend yield: 0% (plan does not pay dividends); Risk Free Interest Rate (based on Treasury Constant Maturities yield curve): 2.71%; Volatility (based on peer group volatility for previous 6.5 years): 40%. The LTIP grant as of January 2, 2011 is valued at $5.70 per share with a $12.84 per share grant price. In 2012, the assumptions used for January 1, 2012 grant are: Expected life: 6.5 years (mid-point of 3 and 10 years vesting period); Dividend yield: 0% (plan does not pay dividends); Risk Free Interest Rate (based on Treasury Constant Maturities yield curve): 1.29%; Volatility (based on peer group volatility for previous 6.5 years): 44%. The LTIP grant as of January 1, 2012 is valued at $6.74 per share with a $15.01 per share grant price.

(2)
Units awarded for January 3, 2010 under the RSU plan are valued at the grant price ($13.26 per share) multiplied by the number of units granted. Units awarded for January 1, 2012 under the RSU plan are valued at the grant price ($15.01 per share) multiplied by the number of units granted.

(3)
Non-equity performance-based incentive plan compensation consists of payments under Appleton’s Annual Incentive Plan and the Performance Cash Plan. Amounts paid under the Annual Incentive Plan are determined based on company and business segment performance and other extraordinary factors, positive or negative, determined by the CEO and the Compensation Committee. Amounts paid under the Annual Incentive Plan are earned in 2012 and paid in 2013. The Performance Cash Plan reflects the compensation costs recognized by the Company for financial reporting purposes and ASC 718 for long-term non-equity performance-based incentives. There were no awards paid in 2012 under the Performance Cash Plan.

(4)	The valuation methods and material assumptions used in determining the change in pension value are discussed in detail in Note 16 of the Consolidated Financial Statements in Item 8, above.
(5)	The aggregate incremental costs of all perquisites are stated as actual costs to the Company.

All other compensation for 2012 consists of the following for each named executive officer:

Mr. Richards: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $121,156, allowance in lieu of perquisites $25,000, and executive life insurance $2,360.

Mr. Ferree: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $53,093, allowance in lieu of perquisites $15,000, tax gross up on travel and entertainment for spouse to company events $1,652, travel and entertainment for spouse to company events $3,179, and executive life insurance $2,104.

Ms. Arent: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $28,498, allowance in lieu of perquisites $15,000, and executive life insurance $1,380.

Ms. Van Straten: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $14,354, allowance in lieu of perquisites $9,616, tax gross up on travel and entertainment for spouse to company events $1,746, and travel and entertainment for spouse to company events $3,359.

Mr. Fletcher: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $19,655, and allowance in lieu of perquisites $10,000.

Mr. Willetts: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $15,000, allowance in lieu of perquisites $14,711, and FICA on estimated SERP $744. Employment terminated December 14, 2012. As a result of his departure, Mr. Willetts will receive $550,472 in accrued post-employment/severance payments including $87,067 in SERP benefits, $19,906 in COBRA health benefits, $9,800 in outplacement services, and $427,500 in accordance with Termination Protection Agreement.

(6)
In 2010, the following executives deferred the following indicated amounts into the Nonqualified Excess Plan: Mr. Richards ($65,280). In 2011, the following executives deferred the following indicated amounts into the Nonqualified Excess Plan: Mr. Richards ($40,000). In 2012, the following executives deferred the following indicated amounts into the Nonqualified Excess plan: Mr. Richards ($117,877) and Ms. Arent ($35,206). These deferrals are also described in the Nonqualified Deferred Compensation table.

(7)
In 2012, the following executives received a discretionary bonus amount: Mr. Richards 31%, Mr. Ferree 44%, Ms. Arent 39%, Ms. Van Straten 99% and Mr. Fletcher 94%. The discretionary bonus amount is represented as a percent of the earned incentive. The discretionary awards were made in accordance with the terms of the annual incentive plan.

(8)	In 2011, the value of Non-Equity Incentive Payments for each of the named executives is as follows:
Mr. Richards: Performance Cash Plan ($196,795); Annual ($349,384)
Mr. Ferree: Performance Cash Plan ($61,202); Annual ($109,786)
Ms. Arent: Annual ($61,228)
Mr. Fletcher: Annual ($41,942)
(9)
Mr. Willetts:  Performance Cash Plan ($36,404; Annual ($68,598)
In 2011, the following executives received a discretionary bonus in the amount of 15% of the earned incentive: Mr. Ferree,
Ms. Arent and Mr. Willetts. Mr. Fletcher received a discretionary bonus of 19% of the earned incentive.

(10)	Ms. Arent and Mr. Fletcher became named officers in 2011.
(11)	Ms. Van Straten became a named officer in 2012.
(12)	Mr. Willetts departed on December 14, 2012.
(13)	Awards that were granted were forfeited at departure.
(14)	Mr. Willetts received a discretionary bonus amount in 2010 of 20% of the earned incentive.

Grants of Plan-Based Awards

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of
Name	Plan	Grant Date(1)	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Securities Underlying Units (#)(3)	Grant Date Fair Value of Stock Awards ($)(4)
Mark R. Richards	Annual Performance-Based Incentive Plan			68,000	680,000	1,360,000
	Long-Term Incentive Plan	1/1/2012	2/22/2012				120,000	808,800
	Restricted Stock Unit Plan	1/1/2012	2/22/2012				40,000	600,400

Thomas J. Ferree	Annual Performance-Based Incentive Plan			24,148	241,477	482,954
	Long-Term Incentive Plan	1/1/2012	1/12/2012				43,500	293,190
	Restricted Stock Unit Plan	1/1/2012	1/12/2012				14,500	217,645

Kerry S. Arent	Annual Performance-Based Incentive Plan			12,842	128,423	256,846
	Long-Term Incentive Plan	1/1/2012	1/12/2012				15.000	101,100
	Restricted Stock Unit Plan	1/1/2012	1/12/2012				5,000	75,050

Tami L. Van Straten	Annual Performance-Based Incentive Plan			7,969	79,692	159,385
	Long-Term Incentive Plan	1/1/2012	1/12/2012				5,500	37,070
	Restricted Stock Unit Plan	1/1/2012	1/12/2012				2,000	30,020

Jeffrey J. Fletcher	Annual Performance-Based Incentive Plan			8,367	83,671	167,343
	Long-Term Incentive Plan	1/1/2012	1/12/2012				4,500	30,330
	Restricted Stock Unit Plan	1/1/2012	1/12/2012				1,500	22,515

Kent E. Willetts	Annual Performance-Based Incentive Plan(5)			15,675	156,750	313,500
	Long-Term Incentive Plan	1/1/2012	1/12/2012				18,000(5)	121,320
	Restricted Stock Unit Plan	1/1/2012	1/12/2012				6,000(5)	90,060

(1)	The Grant Date for units under the Company’s Long-Term Incentive Plan reflects the date upon which the units were awarded to the named executive officer.
(2)
All Non-Equity Incentive Plan awards are made under the Company’s Annual Incentive Plan. Projected payouts are based, or will be based, on Company financial performance. The Threshold, Target and Maximum payouts stated are based on 2012 salaries for the Annual Incentive Plan. Actual amounts earned in 2012 and paid in 2013 are stated in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(3)	Represents grants of units under the Company’s Long-Term Incentive Plan or Restricted Stock Unit Plan.
(4)
The units granted under the Company’s LTIPs are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. Value is calculated using a Black-Scholes valuation methodology. The assumptions used for valuation are: Expected life: 6.5 years (mid-point of 3 and 10 years vested period); Dividend yield: 0% (plan does not pay dividends); Risk Free Interest Rate (based on Treasury Constant maturities yield curve): 1.29%; Volatility (based on peer group volatility for previous 6.5 years): 44%. The LTIP grant as of January 1, 2012 is valued at $6.74 per share with a $15.01 per share grant price. The RSU units are valued, as of the Grant Date, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. The RSU grant as of January 1, 2012 is valued at $15.01 per share.

(5)	Units granted were forfeited at departure on December 14, 2012 and no annual incentive will be paid for 2012.

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

Cash Compensation Table

			Less Non-Cash Compensation
Name	Year	Total Compensation ($)(1)	Long-Term Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Other ($)(3)		Net Cash Compensation ($)
Mark R. Richards	2012	4,213,326	1,409,200	255,610	2,360		2,546,156
	2011	3,146,659	1,567,500	133,043	3,136		1,442,980
	2010	2,029,670	861,900	150,475			1,017,295

Thomas J. Ferree	2012	1,696,961	510,835	49,828	3,756		1,132,542
	2011	1,187,051	513,000	44,151	2,770		627,130
	2010	824,346	278,460	66,117			479,769

Kerry S. Arent	2012	975,707	176,150	140,987	1,380		657,190
	2011	659,926	208,050	107,593	1,380		342,903

Tami L. Van Straten	2012	632,043	67,090	35,231	1,746		527,976

Jeffrey J. Fletcher	2012	623,890	52,845	23,235	0		547,810
	2011	362,440	68,400	23,486	0		270,554

Kent E. Willetts	2012	996,703	211,380	13,944	452,443	(4)	318,936
	2011	673,239	213,750	37,906	1,907		419,676
	2010	577,113	185,640	47,388			344,085
(1)	Total Compensation includes the Annual Incentive Pay Plan. Amounts paid under the Annual Incentive Pay Plan are earned in year reported and paid in following year.
(2)	LTIP Option Awards (2011 and 2012) and RSU Option Awards (2010 and 2012). Performance Cash Plan (2011) is cash compensation.
(3)	Tax gross-ups and life insurance.
(4)	Also includes accrued severance.

Outstanding Equity Awards at Fiscal Year-End

Awards in the table describe units issued under the Company’s Long-Term Incentive Plan (LTIP) in 2012 and prior years. Awards in the table describe units issued under the Company’s Restricted Stock Unit Plan (RSU) in 2012 and prior years. All prior awards granted to Mr. Willetts were forfeited on his departure date or as of December 31, 2012.

LTIP Awards
Name	Grant	Number of Securities Underlying Unexercised Units	Number of Securities Underlying Unexercised Units	Grant Price ($)	Date Fully Vested(1)	Expiration Date(1)
	Date	Exercisable(#)	Unexercisable(#)
Mark R. Richards	01/01/12	0	120,000	15.01	01/01/15	01/01/22
	01/02/11	0	275,000	12.84	01/02/14	01/02/21
	01/01/09	155,000	0	21.43	01/01/12	01/01/19
	01/01/08	100,000	0	33.41	01/01/11	01/01/18
	01/01/07	90,000	0	33.62	01/01/10	01/01/17
	01/01/06	85,000	0	28.56	01/01/09	01/01/16
	07/01/05	85,000	0	27.77	07/01/08	07/01/15

Thomas J. Ferree	01/01/12	0	43,500	15.01	01/01/15	01/01/22
	01/02/11	0	90,000	12.84	01/02/14	01/02/21
	01/01/09	45,000	0	21.43	01/01/12	01/01/19
	01/01/08	31,000	0	33.41	01/01/11	01/01/18
	01/01/07	25,000	0	33.62	01/01/10	01/01/17

Kerry S. Arent	01/01/12	0	15,000	15.01	01/01/15	01/01/22
	01/02/11	0	36,500	12.84	01/02/14	01/02/21
	07/01/09	14,000		18.87	07/01/12	07/01/19
	01/01/09	10,000	0	21.43	01/01/12	01/01/19
	01/01/08	5,000	0	33.41	01/01/11	01/01/18
	01/01/06	3,000	0	28.56	01/01/09	01/01/16
	07/01/05	2,000	0	27.77	07/01/08	07/01/15
	01/01/04	1,600	0	23.36	01/01/07	01/01/14
	01/01/03	1,600	0	21.92	01/01/06	01/01/13

Tami L. Van Straten	01/01/12	0	5,500	15.01	01/01/15	01/01/22
	01/02/11	0	10,000	12.84	01/02/14	01/02/21
	01/01/09	4,000	0	21.43	01/01/12	01/01/19
	01/01/08	3,000	0	33.41	01/01/11	01/01/18
	01/01/07	3,000	0	33.62	01/01/10	01/01/17
	01/01/06	3,000	0	28.56	01/01/09	01/01/16
	01/01/04	3,000	0	23.36	01/01/07	01/01/14
	01/01/03	1,000	0	21.92	01/01/06	01/01/13

Jeffrey J. Fletcher	01/01/12	0	4,500	15.01	01/01/15	01/01/22
	01/02/11	0	12,000	12.84	01/02/14	01/02/21
	01/01/09	10,000	0	21.43	01/01/12	01/01/19
	01/01/08	6,000	0	33.41	01/01/11	01/01/18
	02/05/07	6,000	0	33.62	02/05/10	02/05/17

Kent E. Willetts	01/01/12(2)	0	18,000	15.01	01/01/15	01/01/22
	01/02/11(2)	0	37,500	12.84	01/02/14	01/02/21
	01/01/09	27,000	0	21.43	01/01/12	01/01/19
	01/01/08	18,500	0	33.41	01/01/11	01/01/18
	01/01/07	18,500	0	33.62	01/01/10	01/01/17
	01/01/06	18,500	0	28.56	01/01/09	01/01/16
	11/14/05	18,500	0	27.77	11/14/08	11/14/15

RSU Awards
Name	Grant Date	Number of Underlying Securities That Have Not Vested (#)(3)	Market Value of Underlying Securities That Have Not Vested ($)(4)	Date Fully Vested
Mark R. Richards	01/01/12	40,000	702,000	01/01/15
	01/03/10	65,000	1,140,750	01/03/13

Thomas J. Ferree	01/01/12	14,500	254,475	01/01/15
	01/03/10	21,000	368,550	01/03/13

Kerry S. Arent	01/01/12	5,000	87,750	01/01/15
	01/03/10	9,000	157,950	01/03/13

Tami L. Van Straten	01/01/12	2,000	35,100	01/01/15
	01/03/10	2,500	43,875	01/03/13

Jeffrey J. Fletcher	01/01/12	1,500	26,325	01/01/15
	01/03/10	5,000	87,750	01/03/13

Kent E. Willetts	01/01/12	6,000(2)	0
	01/03/10	14,000(2)	0

(1)	Employees are generally entitled to exercise any LTIP units only after holding the units for at least three years and for up to ten years from the date of grant.
(2)	Forfeited upon departure.
(3)	RSU units are vested three years after the award date and paid at vesting.
(4)
The market value of RSU units that have not vested was calculated by multiplying the number of units by the PDC stock price of $17.55 as of December 31, 2012 as determined by the semi-annual ESOP valuation.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Mark R. Richards	Pension	6.0	165,371	0
	SERP	6.0	682,446	0

Thomas J. Ferree	Pension	4.4	139,736	0
	SERP	4.4	138,992	0

Kerry S. Arent	Pension	28.8	655,381	0
	SERP	28.8	50,695	0

Tami Van Straten	Pension	10.1	135,503	0
	SERP	10.1	0	0

Jeffrey J. Fletcher	Pension	4.1	146,547	0
	SERP	4.1	9,831	0

Kent E. Willetts	Pension	5.3	129,930	0
	SERP	5.3	87,067	0

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

Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($)(1)	Company Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2012 ($)
Mark R. Richards	117,877	98,656	87,959	0	1,225,949
Thomas J. Ferree	0	30,593	544	0	43,922
Kerry S. Arent	35,206	8,498	1,557	0	45,261
Jeffrey J. Fletcher	0	918	0	0	918
Tami Van Straten	0	0	0	0	0
Kent E. Willetts	0	0	13,721	(86,379)	0

(1)
Employee Contributions to the Nonqualified Excess Plan may include base salary and/or annual performance-based incentive pay. Amounts reported as deferred under the Nonqualified Excess Plan are included as part of Total Compensation in the Summary Compensation Table.

(2)	Excess Plan contribution related to Retirement Contribution Benefit (see below).

Nonqualified Excess Plan. On February 1, 2006, the Company established a Nonqualified Excess Plan for approximately 100 highly compensated employees including directors and executive officers. This plan was established for the purpose of allowing a tax-favored option for saving for retirement when the Code limits the ability of highly compensated employees to participate under tax-qualified plans. This plan allows for deferral of compensation on a pre-tax basis and accumulation of tax-deferred earnings in an amount of up to 50% of a participant’s base salary and/or up to 75% of a participant’s annual performance-based incentive pay. Participants in the plan choose to have deferrals deemed invested in selected mutual funds. The Company invests funds equal to the amounts deferred by participants in the mutual funds which the participants select for their deemed investments. These funds are the Company’s assets to which the participants have no claim other than as general creditors of the Company. The Company pays administrative expenses of the plan and annually adds funds to the plan to make up for any difference between the participants’ deemed investments and the actual performance of the investments.

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

Accrued Post-Employment Payments

Upon termination of employment, Mr. Willetts became entitled to the post-employment payments set forth below under the terms of a Termination Protection Agreement which may be paid out over a period of eighteen (18) months. The total accrued payments are included in the All Other Compensation in the Summary Compensation Table.

Accrued Post-Employment Payments

Name	Unused Vacation Paid at Termination ($)	COBRA Health Benefits ($)	Outplacement Services ($)	Termination Protection Payments ($)	Company FICA To Be Paid ($)	Total ($)
Kent E. Willetts	$0	$19,906	$9,800	$427,500	$6,199	$463,405

The table below reflects the amount of compensation that would be paid to each of the named executive officers in the event of termination of such executive’s employment under various scenarios. The amounts shown assume that such termination would be effective December 31, 2012. Mr. Willetts is no longer employed by the Company. These amounts are estimates; the actual amounts to be paid can only be determined at the time of a termination or a change of control.

Potential Payments upon Termination or Change of Control

Name	Termination Other Than for Misconduct or With Good Reason	COBRA Health Benefits ($)(1)	Outplacement Services ($)	Termination Protection Payments ($)(2)	Long-Term Incentive Plans ($)(3)	Company FICA To Be Paid ($)(4)	Tax Gross-Up Payments ($)	Total ($)
Mark R. Richards	Without Change of Control	19,906	9,800	2,424,000	1,140,750	51,689	0	3,646,145
	Within two years of Change of Control	39,811	9,800	5,649,200	3,503,870	132,720	0	9,335,401

Thomas J. Ferree	Without Change of Control	19,906	9,800	1,066,307	368,550	20,805	0	1,485,368
	Within two years of Change of Control	26,541	9,800	1,754,807	1,157,415	42,227	0	2,990,790

Kerry S. Arent	Without Change of Control	19,906	9,800	646,846	157,950	11,671	0	846,173
	Within two years of Change of Control	26,541	9,800	1,036,846	446,715	21,513	0	1,541,415

Tami L. Van Straten	Without Change of Control	13,270	9,800	311,416	43,875	5,152	0	383,513
	Within one year of Change of Control	13,270	9,800	311,416	140,045	6,547	0	481,078

Jeffrey J. Fletcher	Without Change of Control	13,270	9,800	327,072	87,750	6,015	0	443,907
	Within one year of Change of Control	13,270	9,800	327,072	182,025	7,382	0	539,549

Kent E. Willetts	Without Change of Control	0	0	0	0	0	0	0
	Within two years of Change of Control	0	0	0	0	0	0	0

(1)	COBRA Health Benefits amounts stated in this table are based on cost of high deductible medical and comprehensive dental plan options.
(2)	Includes Termination Protection Payments (or Enhanced Severance Payment for Mr. Fletcher and Ms. Van Straten) and Prorated Annual Incentive.
(3)
In the event of a change of control as defined in the Termination Protection Agreements, the LTIP and RSU become immediately exercisable. The amount reflects the value of all outstanding awards on December 31, 2012, including the value of January 3, 2010 grants that were paid out on February 22, 2013. The value of outstanding RSU units is determined by multiplying the number of units outstanding for each grant date by the PDC unit value on December 31, 2012. The value of outstanding LTIP units is determined by multiplying the number of units outstanding for each grant date by the change in unit value from the date of the grant to December 31, 2012.

(4)	Assumes company Medicare rate at 1.45%.

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

The Company has entered into enhanced severance agreements with Mr. Fletcher and Ms. Van Straten. The agreements provide that if the Company terminates Mr. Fletcher’s or Ms. Van Straten’s employment other than for misconduct or “permanent disability,” or if Mr. Fletcher or Ms. Van Straten terminate employment for “good reason”, as defined below, Mr. Fletcher or Ms. Van Straten will continue to receive payments in accordance with the Company’s normal payroll practices for 52 weeks. The first 26 weeks will be paid at a rate of 100% of base salary and the next 26 weeks will be paid at a rate of 60% of base salary. Mr. Fletcher and Ms. Van Straten are also entitled to a lump-sum cash payment representing a partial bonus for the year of termination, based on the number of full months Mr. Fletcher and Ms. Van Straten worked for the Company in the year of termination. These agreements remain in effect for 12 months following a change of control unless the Company gives 12 months advance notice prior to a change of control.

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

2012 Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Stephen P. Carter	57,500	35,000	92,500
Terry M. Murphy	62,500	35,000	97,500
Andrew F. Reardon	60,000	35,000	95,000
Kathi P. Seifert	60,000	35,000	95,000
Mark A. Suwyn	55,000	35,000	90,000
George W. Wurtz	55,000	35,000	90,000

(1)	Non-employee directors are entitled to participate in the Company’s Nonqualified Excess Plan and may defer 100% of their fees. Mr. Murphy deferred $62,500 of his cash compensation into that plan.
(2)
On January 2, 2012, each of the then non-employee directors were issued 1165.9 deferred compensation units valued at the December 31, 2011 share price of $15.01 per share ($17,500). On July 2, 2012, each of the then non-employee directors were issued 930.9 deferred compensation units valued at the June 30, 2012 share price of $18.80 per share ($17,500). The amounts reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Codification Topic.

Non-Employee Director Compensation. Cash compensation to directors of Appleton and PDC, who are not employees of Appleton, PDC or any of their subsidiaries, consists of $55,000 in annual retainer fees and $10,000 annually for serving as the chairman of the Audit Committee, $5,000 annually for serving as the chairman of the Compensation Committee or Corporate Governance Committee. These compensation levels have been in effect since 2009. For 2013, at the recommendation of management, the board approved an increase in the committee chair compensation to $15,000 annually for serving as the chairman of the Audit Committee, $10,000 annually for serving as the chairman of the Compensation Committee or $7,500 for serving as the chairman of the Corporate Governance Committee, thus maintaining competitive market pay. Committee chair responsibilities are described in Item 10. Director fees are paid quarterly in advance of the services being provided. If a director ceases to be a director during a quarter, the cash compensation for the quarter is not prorated. There are no separate fees paid for participation in committee or board meetings.

Directors also receive deferred compensation of $35,000 awarded in units which track PDC common stock. This award level has been in effect since 2006. To maintain competitive market pay, the value of awarded units will increase to $55,000 in 2013. Deferred compensation will be calculated and accrued for six-month calendar periods of service beginning January 1 and July 1 using the PDC common stock price determined by the ESOP trustee as of the ESOP valuation date coincident with or most recently preceding such date of payment. If a director ceases to be a director during the six-month period, the deferred compensation will be prorated for the time served as a director. The deferred compensation will be paid upon cessation of service as a director in five annual cash installments, with each installment equal to one-fifth of the director’s units and the first installment paid following the next semi-annual share price determination. The value of the installment payment will be determined by the PDC common stock price in effect at the time of payment. In the event of death, disability or change in control, the deferred compensation will fully vest and be paid in a single sum using the PDC common stock price most recently determined by the ESOP trustee. No non-employee director has a compensation arrangement which differs from these standard compensation arrangements. On March 7, 2013, the board adopted The Appleton Papers Inc. Non-Employee Director Deferred Compensation Plan to formalize the terms of the plan.

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

The following table sets forth as of December 31, 2012, the number of shares, if any, allocated to the accounts of the directors, the named executive officers and the directors and executive officers as a group in Appleton Stock Fund of the KSOP.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent
Mark R. Richards	18,767	*
Thomas J. Ferree	23,171	*
Kerry S. Arent	31,629	*
Tami L. Van Straten	9,417	*
Jeffrey J. Fletcher	2,407	*
James R. Hillend	20,072	*
Kent E. Willetts	15,216	*
Stephen P. Carter	— (2)	*
Terry M. Murphy	— (2)	*
Andrew F. Reardon	— (2)	*
Kathi P. Seifert	— (2)	*
Mark A. Suwyn	— (2)	*
George W. Wurtz	— (2)	*

All directors and executive officers as a group (13 persons)	120,679	1.38%

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

Item 13.          Certain Relationships and Related Transactions and Director Independence

None.

Item 14.          Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for both the audit of financial statements as of and for the years ended December 29, 2012 and December 31, 2011, and the review of the financial statements included in the Quarterly Reports on Form 10-Q and assistance with and review of documents filed with the SEC, including those related to the discontinued business combination transaction, during those periods were $2,226,667 in 2012 and $504,907 in 2011. During 2012, PricewaterhouseCoopers LLP did not bill any aggregate fees for audit-related services. The aggregate fees billed in 2011 for audit-related services were $77,709 and related to certain accounting consultations.

Tax Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for tax services were $210,313 in 2012 and $5,590 in 2011. The 2012 fees relate to the discontinued business combination transaction as well as tax compliance for Rose Holdings Limited in the United Kingdom. The 2011 fees relate to tax compliance for Rose Holdings Limited.

All Other Fees. There were other fees of $1,800 in both 2012 and 2011 billed by PricewaterhouseCoopers LLP.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.
	Report of Independent Registered Public Accounting Firm Paperweight Development Corp. and Subsidiaries Appleton Papers Inc. and Subsidiaries	43 44

	Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011 Paperweight Development Corp. and Subsidiaries Appleton Papers Inc. and Subsidiaries	45 46

Consolidated Statements of Comprehensive Loss for the years ended December 29, 2012, December 31, 2011 and January 1, 2011
    Paperweight Development Corp. and Subsidiaries
    Appleton Papers Inc. and Subsidiaries
		47 48

	Consolidated Statements of Cash Flows for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 Paperweight Development Corp. and Subsidiaries Appleton Papers Inc. and Subsidiaries	49 50

	Consolidated Statements of Redeemable Common Stock, Accumulated Deficit and Accumulated Other Comprehensive Income for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 for Paperweight Development Corp. and Subsidiaries	51

	Consolidated Statements of Equity for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 for Appleton Papers Inc. and Subsidiaries	52

	Notes to Consolidated Financial Statements	53

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule Paperweight Development Corp. and Subsidiaries Appleton Papers Inc. and Subsidiaries	138 139

(a)(2)	SCHEDULE II - Valuation and Qualifying Accounts	140

(a)(3)	Exhibits.

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

4.3
First Supplemental Indenture, dated as of January 11, 2005, among Appleton Papers Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 9 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

4.4
Second Supplemental Indenture, dated as of June 13, 2006, among Appleton Papers Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 9 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed June 16, 2006.

4.5	Form of 9 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.4 to the Registrant's current report on Form 8-K filed on June 16, 2006.

4.6
Third Supplemental Indenture, dated as of September 9, 2009, among Appleton Papers Inc., as issuer, each of the guarantors named therein and U.S. Bank National Association, a trustee, governing the 9 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.3 to the Registrant's current report on Form 8-K filed October 6, 2009.

4.7
Indenture, dated as of September 30, 2009, among Appleton Papers Inc., as issuer, each of the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent, governing the 11.25% Second Lien Notes due 2015 (the "Second Lien Notes Indenture"). Incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed October 6, 2009.

4.8
Form of Second Lien Notes due 2015 (included as Exhibits A1 and A2 to the Second Lien Notes Indenture). Incorporated by reference to Exhibit 4.14 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

4.9
Second Lien Collateral Agreement, dated as of September 30, 2009, among Appleton Papers Inc., Paperweight Development Corp. and each other Grantor identified therein in favor of U.S. Bank National Association, as Collateral Agent. Incorporated by reference to Exhibit 4.14 to Registrants' Quarterly Report on Form 10-Q filed for the quarter ended July 3, 2011.

4.10
First Supplemental Indenture, dated as of January 29, 2010, among Appleton Papers Inc., as issuer, each of the guarantors identified therein and U.S. Bank National Association, as trustee and collateral agent, governing the 11.25% Second Lien Notes Due 2015. Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed February 3, 2010.

4.11
Indenture, dated as of February 8, 2010, among Appleton Papers Inc., as issuer, each of the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent, governing the 10.50% Senior Secured Notes due 2015 (the “Senior Secured Notes Indenture”). Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed February 12, 2010.

4.12
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

10.8.1	Amendment to Appleton Papers Inc. Employee Stock Ownership Trust, dated effective May 3, 2012.

10.9
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

10.11.1
First Amendment to Credit Agreement, dated as of August 27, 2010, among Appleton Papers Inc., as borrower, Paperweight Development Corp., as holdings, Fifth Third Bank, as administrative agent, swing line lender and an L/C issuer, and the other lenders party thereto. Incorporated by reference to Exhibit 10.12.1 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

10.11.2
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

10.11.3
Third Amendment to Credit Agreement, dated as of May 1, 2012, among Appleton Papers Inc., as borrower, Paperweight Development Corp., as holdings, Fifth Third Bank, as administrative agent, swing line lender and an L/C issuer, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 1, 2012.

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

10.15	The Executive Nonqualified Excess Plan of Appleton Papers Inc., as amended and restated on January 1, 2013. (1)

10.15.1
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

10.17.1
Clarifying Amendment to Form of Termination Protection Agreement, effective November 11, 2010. Incorporated by reference to Exhibit 10.17.1 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (1)

10.18	Form of Enhanced Severance Agreement. (1)

10.19
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

10.24
Appleton Papers Retirement Savings and Employee Stock Ownership Plan, amended and restated generally effective January 1, 2009. Incorporated by reference to Exhibit 10.23 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010. (1)

10.24.1
Resolution by Appleton’s Board of Directors dated December 8, 2010, amending the Appleton Papers Inc. Retirement Savings and Employee Stock Ownership Plan, generally effective March 1, 2011. Incorporated by reference to Exhibit 10.24.2 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (1)

10.24.2
Resolution by Appleton’s ESOP Administrative Committee and the Benefit Finance Committee of Appleton Papers Inc. effective October 1, 2011, amending Appleton Papers Retirement Savings and Employee Stock Ownership Plan, generally effective January 1, 2009. Incorporated by reference to Exhibit 10.26.2 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (1)

10.24.3
Resolution by Appleton’s ESOP Administrative Committee effective January 1, 2012, amending Appleton Papers Retirement Savings and Employee Stock Ownership Plan, generally effective January 1, 2009. (1)

10.24.4
Resolution by Appleton’s ESOP Administrative Committee effective October 8, 2012, amending Appleton Papers Retirement Savings and Employee Stock Ownership Plan, generally effective January 1, 2009. (1)

10.25
Amended and restated Appleton Papers Inc. Retirement Plan as amended through March 9, 2011. Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended April 3, 2011. (1)

10.25.1
Resolutions by the Benefit Finance Committee of Appleton Papers Inc. dated April 4, 2011 further amending the Appleton Papers Inc. Retirement Plan as amended through March 9, 2011. Incorporated by reference to Exhibit 10.1.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended April 3, 2011. (1)

10.25.2	Resolutions by the Benefit Finance Committee of Appleton Papers Inc. effective July 1, 2012 further amending the Appleton Papers Inc. Retirement Plan as amended through March 9, 2011. (1)

10.25.3	Resolutions by the Benefit Finance Committee of Appleton Papers Inc. effective September 24, 2012, further amending the Appleton Papers Inc. Retirement Plan as amended through March 9, 2011. (1)

10.26	Form of Non-Employee Director Deferred Compensation Agreement. Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006. (1)

10.27
Appleton Papers Inc. Long-Term Incentive Plan, as amended and restated, effective as of January 1, 2011. Incorporated by reference to Exhibit 10.29 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (1)

10.28
Appleton Papers Inc. Long-Term Performance Cash Plan, amended and restated, effective November 11, 2010. Incorporated by reference to Exhibit 10.30 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (1)

10.29
Appleton Papers Inc. Long Term Restricted Stock Unit Plan, revised and restated effective November 11, 2010. Incorporated by reference to Exhibit 10.31 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (1)

10.30
Stock Purchase Agreement between Appleton Papers Inc. and NEX Performance Films Inc. dated as of July 2, 2010. Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K/A filed August 9, 2010 (exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request).

10.31
Supply Agreement dated as of February 22, 2012 between Domtar Paper Company, LLC, Domtar A.W. LLC and Appleton Papers Inc. (with certain confidential information deleted therefrom). Incorporated by reference to Exhibit 10.33 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

18.1
Letter of Concurring Opinion from PricewaterhouseCoopers, dated March 11, 2011, to the Board or Directors of Paperweight Development Corp. and Subsidiaries regarding the preferability of change in accounting principle from the LIFO to the FIFO method. Incorporated by reference to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

18.2
Letter of Concurring Opinion from PricewaterhouseCoopers, dated March 13, 2013, to the Board of Directors of Appleton Papers Inc. and Subsidiaries regarding the preferability of changes in accounting principles to mark-to-market accounting for pension and other postretirement benefit plans, and to certain costs included in inventory.

18.3
Letter of Concurring Opinion from PricewaterhouseCoopers, dated March 13, 2013, to the Board of Directors of Paperweight Development Corp. and Subsidiaries regarding the preferability of changes in accounting principles to mark-to-market accounting for pension and other postretirement benefit plans, and to certain costs included in inventory.

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

APPLETON PAPERS INC.
By:	/s/ Mark R. Richards
Mark R. Richards President and Chief Executive Officer
Date:	March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ MARK R. RICHARDS Mark R. Richards	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 7, 2013

/s/ THOMAS J. FERREE Thomas J. Ferree	Senior Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 7, 2013

/s/ JEFFREY J. FLETCHER Jeffrey J. Fletcher	Vice President, Controller and Assistant Treasurer	March 7, 2013

/s/ STEPHEN P. CARTER Stephen P. Carter	Director	March 7, 2013

/s/ TERRY M. MURPHY	Director	March 7, 2013
Terry M. Murphy

/s/ ANDREW F. REARDON	Director	March 7, 2013
Andrew F. Reardon

/s/ KATHI P. SEIFERT Kathi P. Seifert	Director	March 7, 2013

/s/ MARK A. SUWYN Mark A. Suwyn	Director	March 7, 2013

/s/ GEORGE W. WURTZ George W. Wurtz	Director	March 7, 2013

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been provided to security holders covering the registrant’s fiscal year 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.
By:	/s/ Mark R. Richards
Mark R. Richards President and Chief Executive Officer
Date:	March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ MARK R. RICHARDS Mark R. Richards	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 7, 2013

/s/ THOMAS J. FERREE Thomas J. Ferree	Senior Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 7, 2013

/s/ JEFFREY J. FLETCHER Jeffrey J. Fletcher	Vice President, Controller and Assistant Treasurer	March 7, 2013

/s/ STEPHEN P. CARTER Stephen P. Carter	Director	March 7, 2013

/s/ TERRY M. MURPHY	Director	March 7, 2013
Terry M. Murphy

/s/ ANDREW F. REARDON	Director	March 7, 2013
Andrew F. Reardon

/s/ KATHI P. SEIFERT Kathi P. Seifert	Director	March 7, 2013

/s/ MARK A. SUWYN Mark A. Suwyn	Director	March 7, 2013

/s/ GEORGE W. WURTZ George W. Wurtz	Director	March 7, 2013

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been provided to security holders covering the registrant’s fiscal year 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON
FINANCIAL STATEMENT SCHEDULE

To the Shareholder and Board of Directors of Paperweight Development Corp. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated March 13, 2013 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON
FINANCIAL STATEMENT SCHEDULE

To the Shareholder and Board of Directors of Appleton Papers Inc. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated March 13, 2013 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 13, 2013

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

SCHEDULE II—Valuation and Qualifying Accounts
(dollars in thousands)

Allowances for Losses on Accounts Receivable	Balance at Beginning of Period	Charged To Costs and Expenses	Amounts Written Off Less Recoveries	Balance at End of Period

January 1, 2011	1,356	734	(655)	1,435
December 31, 2011	1,435	679	(928)	1,186
December 29, 2012	1,186	193	(302)	1,077

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of a schedule or because the information required is included in the consolidated financial statements of PDC and Appleton or the notes thereto or the schedules are not required or are inapplicable under the related instructions.