Form 10-K/A
period 2012-12-29
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2013-03-14
CIK 1144326, 1166365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the period ended December 29, 2012 (the “10-K”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. The inclusion of the Interactive Data File Exhibits was inadvertently omitted in the earlier filing. No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

Item 15.                 Exhibits and Financial Statement Schedules

(a)(3)	Exhibits.

3.1
Second Amended and Restated Certificate of Incorporation of Appleton Papers Inc. Incorporated by reference to Exhibit 3.1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.*

3.2
Amended and Restated By-laws of Appleton Papers Inc. Incorporated by reference to Exhibit 3.2 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.*

3.2.1
Amendment to Amended and Restated By-laws of Appleton Papers Inc. Incorporated by reference to Exhibit 3.2.1 to Amendment No. 2 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on May 15, 2002. *

3.2.2	Amendment to Amended and Restated By-laws of Appleton Papers Inc. Incorporated by reference to Exhibit 3.2.2 to the Registrants’ Annual Report on Form 10-K for the year ended December 28, 2002.*

3.3
Amended and Restated Articles of Incorporation of Paperweight Development Corp. Incorporated by reference to Exhibit 3.3 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002. *

3.4
Amended and Restated By-laws of Paperweight Development Corp. Incorporated by reference to Exhibit 3.4 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.*

4.1
Indenture, dated as of June 11, 2004, between Appleton Papers Inc. and each of the guarantors named therein and U.S. Bank National Association, as trustee governing the 9 3/4 Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes Indenture”). Incorporated by reference to Exhibit 4.2 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.*

4.2
Form of registered Senior Subordinated Note (included as Exhibit A1 to the Senior Subordinated Notes Indenture). Incorporated by reference to Exhibit 4.4 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010.*

4.3
First Supplemental Indenture, dated as of January 11, 2005, among Appleton Papers Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 9 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.*

4.4
Second Supplemental Indenture, dated as of June 13, 2006, among Appleton Papers Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 9 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed June 16, 2006.*

4.5	Form of 9 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.4 to the Registrant's current report on Form 8-K filed on June 16, 2006.*

4.6
Third Supplemental Indenture, dated as of September 9, 2009, among Appleton Papers Inc., as issuer, each of the guarantors named therein and U.S. Bank National Association, a trustee, governing the 9 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.3 to the Registrant's current report on Form 8-K filed October 6, 2009.*

4.7
Indenture, dated as of September 30, 2009, among Appleton Papers Inc., as issuer, each of the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent, governing the 11.25% Second Lien Notes due 2015 (the "Second Lien Notes Indenture"). Incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed October 6, 2009.*

4.8
Form of Second Lien Notes due 2015 (included as Exhibits A1 and A2 to the Second Lien Notes Indenture). Incorporated by reference to Exhibit 4.14 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010.*

4.9
Second Lien Collateral Agreement, dated as of September 30, 2009, among Appleton Papers Inc., Paperweight Development Corp. and each other Grantor identified therein in favor of U.S. Bank National Association, as Collateral Agent. Incorporated by reference to Exhibit 4.14 to Registrants' Quarterly Report on Form 10-Q filed for the quarter ended July 3, 2011.*

4.10
First Supplemental Indenture, dated as of January 29, 2010, among Appleton Papers Inc., as issuer, each of the guarantors identified therein and U.S. Bank National Association, as trustee and collateral agent, governing the 11.25% Second Lien Notes Due 2015. Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed February 3, 2010.*

4.11
Indenture, dated as of February 8, 2010, among Appleton Papers Inc., as issuer, each of the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent, governing the 10.50% Senior Secured Notes due 2015 (the “Senior Secured Notes Indenture”). Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed February 12, 2010.*

4.12
Form of 10 1/2% Senior Secured Notes due 2015 (included as Exhibit A to the Senior Secured Notes Indenture). Incorporated by reference to Exhibit 4.18 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010.*

10.1
Purchase Agreement by and among Arjo Wiggins Appleton p.l.c., Arjo Wiggins US Holdings Ltd., Arjo Wiggins North America Investments Ltd., Paperweight Development Corp. and New Appleton LLC, dated as of July 5, 2001. Incorporated by reference to Exhibit 10.4 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.*

10.1.1
Amendment to Purchase Agreement by and among Arjo Wiggins US Holdings Ltd., Arjo Wiggins North America Investments Ltd., Arjo Wiggins Appleton Ltd., Paperweight Development Corp. and New Appleton LLC, dated as of June 11, 2004. Incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.*

10.2
Fox River AWA Environmental Indemnity Agreement by and among Arjo Wiggins Appleton p.l.c., Appleton Papers Inc., Paperweight Development Corp. and New Appleton LLC, dated as of November 9, 2001. Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended October 2, 2011.*

10.2.1
Amendment to Fox River AWA Environmental Indemnity Agreement by and among Paperweight Development Corp., New Appleton LLC, Appleton Papers Inc. and Arjo Wiggins Appleton Ltd., dated as of June 11, 2004. Incorporated by reference to Exhibit 10.3 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.*

10.3
Fox River PDC Environmental Indemnity Agreement by and among Appleton Papers Inc. and Paperweight Development Corp., dated as of November 9, 2001. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.*

10.3.1
Amendment to Fox River PDC Environmental Indemnity Agreement by and among Appleton Papers Inc., Paperweight Development Corp. and New Appleton LLC, dated as of June 11, 2004. Incorporated by reference to Exhibit 10.4 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.*

10.4
Security Agreement by and among Appleton Papers Inc., Paperweight Development Corp., New Appleton LLC and Arjo Wiggins Appleton p.l.c., dated as November 9, 2001. Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.*

10.5
Amended and Restated Relationship Agreement by and among Arjo Wiggins Appleton Ltd. (f/k/a Arjo Wiggins Appleton p.l.c.), Arjo Wiggins (Bermuda) Holdings Limited, Paperweight Development Corp., PDC Capital Corporation and Arjo Wiggins Appleton (Bermuda) Limited, dated as of June 11, 2004. Incorporated by reference to Exhibit 10.5 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 3, 2011.*

10.6
Assignment and Assumption Deed, dated as of November 9, 2001, between Arjo Wiggins Appleton p.l.c. and Arjo Wiggins Appleton (Bermuda) Limited. Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.*

10.7
Collateral Assignment, dated as of November 9, 2001, between Arjo Wiggins Appleton (Bermuda) Limited Paperweight Development Corp., New Appleton LLC and Appleton Papers Inc. Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.*

10.8
Appleton Papers Inc. Employee Stock Ownership Trust, created September 6, 2001, effective June 1, 2001. Incorporated by reference to Exhibit 10.13 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.*

10.8.1	Amendment to Appleton Papers Inc. Employee Stock Ownership Trust, dated effective May 3, 2012.*

10.9
Collateral Agreement made by Paperweight Development Corp., Appleton Papers Inc., and certain of its subsidiaries in favor of U.S. Bank National Association, as collateral agent, dated as of February 8, 2010. Incorporated by reference to Exhibit 4.2 to the Registrants’ current report on Form 8-K filed February 12, 2010.*

10.10
Collateral Agreement made by Appleton Papers Canada Ltd. in favor of U.S. Bank National Association, as collateral agent, dated as of February 8, 2010. Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2011.*

10.11
Credit Agreement, dated as of February 8, 2010, among Appleton Papers Inc., as borrower, Paperweight Development Corp., as holdings, Fifth Third Bank, as administrative agent, swing line lender and an L/C issuer, the other lenders party thereto and Fifth Third Bank, as sole lead arranger and sole book manager. Incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly report on Form 10-Q for the quarter ended October 2, 2011.*

10.11.1
First Amendment to Credit Agreement, dated as of August 27, 2010, among Appleton Papers Inc., as borrower, Paperweight Development Corp., as holdings, Fifth Third Bank, as administrative agent, swing line lender and an L/C issuer, and the other lenders party thereto. Incorporated by reference to Exhibit 10.12.1 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.11.2
Second Amendment to Credit Agreement, dated as of July 1, 2011, among Appleton Papers Inc., as borrower, Paperweight Development Corp., as holdings, Fifth Third Bank, as administrative agent, swing line lender and an L/C issuer, and the other lenders party thereto. Incorporated by reference to Exhibit 10.2.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended October 2, 2011.*

10.11.3
Third Amendment to Credit Agreement, dated as of May 1, 2012, among Appleton Papers Inc., as borrower, Paperweight Development Corp., as holdings, Fifth Third Bank, as administrative agent, swing line lender and an L/C issuer, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 1, 2012.*

10.12
Guarantee and Collateral Agreement made by Paperweight Development Corp., Appleton Papers Inc. and certain of its subsidiaries, in favor of Fifth Third Bank, as administrative agent, dated as of February 8, 2010. Incorporated by reference to Exhibit 10.6 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 3, 2011.*

10.13
Guarantee and Collateral Agreement made by Appleton Papers Canada Ltd. in favor of Fifth Third Bank, as administrative agent, dated as of February 8, 2010.  Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2011.*

10.14
Appleton Papers Inc. New Deferred Compensation Plan, as amended on October 31, 2002, and restated effective as of November 9, 2001. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.(1)*

10.15	The Executive Nonqualified Excess Plan of Appleton Papers Inc., as amended and restated on January 1, 2013. (1)*

10.15.1
Adoption Agreement, effective March 1, 2011, by Appleton Papers Inc. and Principal Life Insurance Company, as the provider. Incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended April 3, 2011. (1)*

10.16
Appleton Papers Inc. Supplemental Executive Retirement Plan, as amended through March 28, 2001. Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (1)*

10.16.1
Amendment to the Appleton Papers Inc. Supplemental Executive Retirement Plan, effective January 1, 2009. Incorporated by reference to Exhibit 10.16.1 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010. (1)*

10.17	Form of Termination Protection Agreement. Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (1)*

10.17.1
Clarifying Amendment to Form of Termination Protection Agreement, effective November 11, 2010. Incorporated by reference to Exhibit 10.17.1 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (1)*

10.18	Form of Enhanced Severance Agreement, as amended November 11, 2010. (1)*

10.19
Termination Protection Agreement Amended and Restated for Mark R. Richards dated effective December 17, 2008. Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (1)*

10.19.1
Clarifying Amendment to Termination Protection Agreement Amended and Restated for Mark R. Richards, effective November 11, 2010. Incorporated by reference to Exhibit 10.19.1 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (1)*

10.20
Amended and Restated Intellectual Property Agreement among Appleton Papers Inc., WTA Inc., Appleton Coated Papers Holdings Inc. and Appleton Coated LLC, dated as of November 9, 2001. Incorporated by reference to Exhibit 10.20 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.*

10.21
Trademark License Agreement between Appleton Papers Inc., f/k/a Lentheric, Inc., and NCR Corporation, dated as of June 30, 1978. Incorporated by reference to Exhibit 10.21 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.*

10.22
Security Holders Agreement by and between Paperweight Development Corp. and the Appleton Papers Inc. Employee Stock Ownership Trust, dated as of November 9, 2001. Incorporated by reference to Exhibit 10.26 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.*

10.23
Security Holders Agreement by and among Paperweight Development Corp., Appleton Investment Inc. and Appleton Papers Inc., dated as of November 9, 2001. Incorporated by reference to Exhibit 10.25 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.*

10.24
Appleton Papers Retirement Savings and Employee Stock Ownership Plan, amended and restated generally effective January 1, 2009. Incorporated by reference to Exhibit 10.23 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 2, 2010. (1)*

10.24.1
Resolution by Appleton’s Board of Directors dated December 8, 2010, amending the Appleton Papers Inc. Retirement Savings and Employee Stock Ownership Plan, generally effective March 1, 2011. Incorporated by reference to Exhibit 10.24.2 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (1)*

10.24.2
Resolution by Appleton’s ESOP Administrative Committee and the Benefit Finance Committee of Appleton Papers Inc. effective October 1, 2011, amending Appleton Papers Retirement Savings and Employee Stock Ownership Plan, generally effective January 1, 2009. Incorporated by reference to Exhibit 10.26.2 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (1)*

10.24.3
Resolution by Appleton’s ESOP Administrative Committee effective January 1, 2012, amending Appleton Papers Retirement Savings and Employee Stock Ownership Plan, generally effective January 1, 2009. (1)*

10.24.4
Resolution by Appleton’s ESOP Administrative Committee effective October 8, 2012, amending Appleton Papers Retirement Savings and Employee Stock Ownership Plan, generally effective January 1, 2009. (1)*

10.25
Amended and restated Appleton Papers Inc. Retirement Plan as amended through March 9, 2011. Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended April 3, 2011. (1)*

10.25.1
Resolutions by the Benefit Finance Committee of Appleton Papers Inc. dated April 4, 2011 further amending the Appleton Papers Inc. Retirement Plan as amended through March 9, 2011. Incorporated by reference to Exhibit 10.1.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended April 3, 2011. (1) *

10.25.2	Resolutions by the Benefit Finance Committee of Appleton Papers Inc. effective July 1, 2012 further amending the Appleton Papers Inc. Retirement Plan as amended through March 9, 2011. (1) *

10.25.3	Resolutions by the Benefit Finance Committee of Appleton Papers Inc. effective September 24, 2012, further amending the Appleton Papers Inc. Retirement Plan as amended through March 9, 2011. (1) *

10.26	Form of Non-Employee Director Deferred Compensation Agreement. Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006. (1)*

10.27
Appleton Papers Inc. Long-Term Incentive Plan, as amended and restated, effective as of January 1, 2011. Incorporated by reference to Exhibit 10.29 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (1)*

10.28
Appleton Papers Inc. Long-Term Performance Cash Plan, amended and restated, effective November 11, 2010. Incorporated by reference to Exhibit 10.30 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (1)*

10.29
Appleton Papers Inc. Long Term Restricted Stock Unit Plan, revised and restated effective November 11, 2010. Incorporated by reference to Exhibit 10.31 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (1)*

10.30
Stock Purchase Agreement between Appleton Papers Inc. and NEX Performance Films Inc. dated as of July 2, 2010. Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K/A filed August 9, 2010 (exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request).*

10.31
Supply Agreement dated as of February 22, 2012 between Domtar Paper Company, LLC, Domtar A.W. LLC and Appleton Papers Inc. (with certain confidential information deleted therefrom). Incorporated by reference to Exhibit 10.33 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

18.1
Letter of Concurring Opinion from PricewaterhouseCoopers, dated March 11, 2011, to the Board or Directors of Paperweight Development Corp. and Subsidiaries regarding the preferability of change in accounting principle from the LIFO to the FIFO method. Incorporated by reference to the Registrants’ Annual Report on Form 10-K for the fiscal year ended January 1, 2011.*

21.1	Subsidiaries of Paperweight Development Corp.*

31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) *

31.2	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc.*

31.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.*

31.4
Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.*

32.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.*

32.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.*

32.4	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.*

101.ins	XBRL Instance Document**

101.sch	XBRL Taxonomy Extension Schema**

101.cal	XBRL Taxonomy Extension Calculation Linkbase**

101.def	XBRL Taxonomy Extension Definition Linkbase**

101.lab	Taxonomy Extension Label Linkbase**

101.pre	Taxonomy Extension Presentation Linkbase**

*              Filed with 10-K
**           Furnished, not filed, herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.
By:	/s/ Jeffrey J. Fletcher
Jeffrey J. Fletcher Vice President, Controller and Assistant Treasurer
Date:	March 14, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLETON PAPERS INC.
By:	/s/ Jeffrey J. Fletcher
Jeffrey J. Fletcher Vice President, Controller and Assistant Treasurer
Date:	March 14, 2013