Form 10-Q
period 2013-03-31
APPLETON PAPERS INC/WI; PAPERWEIGHT DEVELOPMENT CORP
filed 2013-05-09
CIK 1144326, 1166365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

As of May 1, 2013, 8,729,556 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of May 1, 2013, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Documents incorporated by reference: None.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INDEX
		Page Number
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	a) Condensed Consolidated Balance Sheets
	Paperweight Development Corp. and Subsidiaries	3
	Appleton Papers Inc. and Subsidiaries	4

	b) Condensed Consolidated Statements of Comprehensive Income (Loss)
	Paperweight Development Corp. and Subsidiaries	5
	Appleton Papers Inc. and Subsidiaries	6

	c) Condensed Consolidated Statement of Cash Flows
	Paperweight Development Corp. and Subsidiaries	7
	Appleton Papers Inc. and Subsidiaries	8

	d) Condensed Consolidated Statements of Redeemable Common Stock, Accumulated Deficit and
	Accumulated Other Comprehensive Income
	Paperweight Development Corp. and Subsidiaries	9

	e) Condensed Consolidated Statements of Equity
	Appleton Papers Inc. and Subsidiaries	10

	f) Notes to Condensed Consolidated Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4	Controls and Procedures	37

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	38

Item 1A	Risk Factors	38

Item 6	Exhibits	40

Signatures		41

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)
	March 31, 2013	December 29, 2012
ASSETS
Current assets
Cash and cash equivalents	$1,776	$1,851
Accounts receivable, less allowance for doubtful accounts of $1,042 and $1,077, respectively	92,801	92,680
Inventories	94,862	94,349
Other current assets	69,059	70,620
Total current assets	258,498	259,500

Property, plant and equipment, net of accumulated depreciation of $613,726 and $607,006, respectively	240,423	243,265
Intangible assets, net	43,268	43,839
Other assets	14,799	14,486

Total assets	$556,988	$561,090

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$3,975	$3,975
Accounts payable	66,921	68,600
Accrued interest	16,044	2,467
Other accrued liabilities	102,331	119,635
Total current liabilities	189,271	194,677

Long-term debt	514,386	511,624
Postretirement benefits other than pension	38,418	38,440
Accrued pension	131,807	137,081
Other long-term liabilities	32,973	32,165
Commitments and contingencies (Note 12)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 8,729,556 and 8,730,118, respectively	80,458	81,704
Accumulated deficit	(436,544)	(439,923)
Accumulated other comprehensive income	6,219	5,322
Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive income	$556,988	$561,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)
	March 31, 2013	December 29, 2012
ASSETS
Current assets
Cash and cash equivalents	$1,776	$1,851
Accounts receivable, less allowance for doubtful accounts of $1,042 and $1,077, respectively	92,801	92,680
Inventories	94,862	94,349
Other current assets	69,059	70,620
Total current assets	258,498	259,500

Property, plant and equipment, net of accumulated depreciation of $613,726 and $607,006, respectively	240,423	243,265
Intangible assets, net	43,268	43,839
Other assets	14,787	14,474

Total assets	$556,976	$561,078

LIABILITIES AND TOTAL EQUITY
Current liabilities
Current portion of long-term debt	$3,975	$3,975
Accounts payable	66,921	68,600
Accrued interest	16,044	2,467
Other accrued liabilities	102,331	119,635
Total current liabilities	189,271	194,677

Long-term debt	514,386	511,624
Postretirement benefits other than pension	38,418	38,440
Accrued pension	131,807	137,081
Other long-term liabilities	32,973	32,165
Total liabilities	906,855	913,987
Commitments and contingencies (Note 12)	-	-
Common stock, $100.00 par value, 130,000 shares authorized, 100 shares issued and outstanding	10,500	10,500
Paid-in capital	623,305	623,305
Due from parent	(237,267)	(237,257)
Accumulated deficit	(752,636)	(754,779)
Accumulated other comprehensive income	6,219	5,322
Total equity	(349,879)	(352,909)
Total liabilities and equity	$556,976	$561,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars in thousands)
	Three Months Ended March 31, 2013	Three Months Ended April 1, 2012
Net sales	$210,834	$219,630

Cost of sales	162,596	210,175

Gross profit	48,238	9,455

Selling, general and administrative expenses	30,356	34,000
Restructuring	-	25,436

Operating income (loss)	17,882	(49,981)

Other expense (income)
Interest expense	14,961	15,007
Interest income	-	(12)
Foreign exchange loss (gain)	711	(267)
Other expense	-	112

Income (loss) before income taxes	2,210	(64,821)

Provision for income taxes	67	65

Net income (loss)	2,143	(64,886)

Other comprehensive income (loss)
Change in retiree plans	(397)	(528)
Realized and unrealized gains (losses) on derivatives	1,294	(1,305)
Total other comprehensive income (loss)	897	(1,833)

Comprehensive income (loss)	$3,040	$(66,719)

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars in thousands)
	Three Months Ended March 31, 2013	Three Months Ended April 1, 2012
Net sales	$210,834	$219,630

Cost of sales	162,596	210,175

Gross profit	48,238	9,455

Selling, general and administrative expenses	30,356	34,000
Restructuring	-	25,436

Operating income (loss)	17,882	(49,981)

Other expense (income)
Interest expense	14,961	15,007
Interest income	-	(12)
Foreign exchange loss (gain)	711	(267)
Other expense	-	112

Income (loss) before income taxes	2,210	(64,821)

Provision for income taxes	67	65

Net income (loss)	2,143	(64,886)

Other comprehensive income (loss)
Change in retiree plans	(397)	(528)
Realized and unrealized gains (losses) on derivatives	1,294	(1,305)
Total other comprehensive income (loss)	897	(1,833)

Comprehensive income (loss)	$3,040	$(66,719)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands)
	March 31, 2013	April 1, 2012
Cash flows from operating activities:
Net income (loss)	$2,143	$(64,886)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,925	35,141
Amortization of intangible assets	571	571
Impaired inventory revaluation	-	9,961
Amortization of financing fees	708	646
Amortization of bond discount	289	259
Employer 401(k) non-cash matching contributions	782	734
Foreign exchange loss (gain)	716	(280)
Non-cash loss (gain) on hedging	197	(672)
Loss on disposals of equipment	16	593
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(727)	(5,090)
Inventories	(470)	(4,252)
Other current assets	(157)	(863)
Accounts payable and other accrued liabilities	(1,097)	20,004
Accrued pension	(5,152)	(8,498)
Other, net	(990)	16,907
Net cash provided by operating activities	3,754	275

Cash flows from investing activities:
Proceeds from sale of equipment	-	1
Additions to property, plant and equipment	(3,706)	(1,070)
Net cash used by investing activities	(3,706)	(1,069)

Cash flows from financing activities:
Payments relating to capital lease obligations	(22)	(8)
Proceeds from revolving line of credit	65,250	45,000
Payments of revolving line of credit	(62,450)	(45,000)
Payments of State of Ohio loans	(327)	(310)
Proceeds from municipal debt	-	300
Payments to redeem common stock	(10)	(5)
(Decrease) increase in cash overdraft	(2,559)	596
Net cash (used) provided by financing activities	(118)	573

Effect of foreign exchange rate changes on cash and cash equivalents	(5)	13
Change in cash and cash equivalents	(75)	(208)
Cash and cash equivalents at beginning of period	1,851	7,241
Cash and cash equivalents at end of period	$1,776	$7,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands)

	March 31, 2013	April 1, 2012
Cash flows from operating activities:
Net income (loss)	$2,143	$(64,886)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,925	35,141
Amortization of intangible assets	571	571
Impaired inventory revaluation	-	9,961
Amortization of financing fees	708	646
Amortization of bond discount	289	259
Employer 401(k) non-cash matching contributions	782	734
Foreign exchange loss (gain)	716	(280)
Non-cash loss (gain) on hedging	197	(672)
Loss on disposals of equipment	16	593
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(727)	(5,090)
Inventories	(470)	(4.252)
Other current assets	(157)	(863)
Accounts payable and other accrued liabilities	928	20,437
Accrued pension	(5,152)	(8,498)
Other, net	(990)	16,907
Net cash provided by operating activities	5,779	708

Cash flows from investing activities:
Proceeds from sale of equipment	-	1
Additions to property, plant and equipment	(3,706)	(1,070)
Net cash used by investing activities	(3,706)	(1,069)

Cash flows from financing activities:
Payments relating to capital lease obligations	(22)	(8)
Proceeds from revolving line of credit	65,250	45,000
Payments of revolving line of credit	(62,450)	(45,000)
Payments of State of Ohio loans	(327)	(310)
Proceeds from municipal debt	-	300
Due from parent	(2,035)	(438)
(Decrease) increase in cash overdraft	(2,559)	596
Net cash (used) provided by financing activities	(2,143)	140

Effect of foreign exchange rate changes on cash and cash equivalents	(5)	13
Change in cash and cash equivalents	(75)	(208)
Cash and cash equivalents at beginning of period	1,851	7,241
Cash and cash equivalents at end of period	$1,776	$7,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income

Balance, December 29, 2012	8,730,118	$81,704	$(439,923)	$5,322

Net income	-	-	2,143	-
Other comprehensive income	-	-	-	897
Redemption of redeemable common stock	(562)	(10)	-	-
Accretion of redeemable common stock	-	(1,236)	1,236	-
Balance, March 31, 2013	8,729,556	$80,458	$(436,544)	$6,219

Balance, December 31, 2011	9,212,808	$97,615	$(299,226)	$13,024

Net loss	-	-	(64,886)	-
Other comprehensive loss	-	-	-	(1,833)
Redemption of redeemable common stock	(332)	(5)	-	-
Accretion of redeemable common stock	-	(1,179)	1,179	-
Balance, April 1, 2012	9,212,476	$96,431	$(362,933)	$11,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLETON PAPERS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EQUITY FOR THE THREE MONTHS ENDED (unaudited) (dollars in thousands, except share data)
	Common Stock
	Shares Outstanding	Amount	Paid-in Capital	Due from Parent	Accumulated Deficit	Accumulated Other Comprehensive Income

Balance, December 29, 2012	100	$10,500	$ 623,305	$ (237,257)	$(754,779)	$5,322

Net income	-	-	-	-	2,143	-
Other comprehensive income	-	-	-	-	-	897
Change in due from parent	-	-	-	(10)	-	-
Balance, March 31, 2013	100	$10,500	$ 623,305	$ (237,267)	$(752,636)	$6,219

Balance, December 31, 2011	100	$10,500	$ 623,305	$ (229,100)	$(606,328)	$13,024

Net loss	-	-	-	-	(64,886)	-
Other comprehensive loss	-	-	-	-	-	(1,833)
Change in due from parent	-	-	-	(5)	-	-
Balance, April 1, 2012	100	$10,500	$ 623,305	$ (229,105)	$(671,214)	$11,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair statement of comprehensive income (loss) for the three months ended March 31, 2013 and April 1, 2012, the cash flows for the three months ended March 31, 2013 and April 1, 2012 and financial position at March 31, 2013 and December 29, 2012 have been made. All adjustments made were of a normal recurring nature.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes of Paperweight Development Corp. (“PDC”) and its 100%-owned subsidiaries (collectively the “Company”), which includes the consolidated financial statements of Appleton Papers Inc. and its 100%-owned subsidiaries (collectively “Appleton”) for each of the three years in the period ended December 29, 2012, which are included in the annual report on Form 10-K for the year ended December 29, 2012. The consolidated balance sheet data as of December 29, 2012, contained within these condensed financial statements, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

During fourth quarter 2012, the Company adopted mark-to-market accounting for its pension and other postretirement benefit plans. Under mark-to-market accounting, all actuarial gains and losses are immediately recognized in net periodic cost annually in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement during a fiscal year and, the market-related value of plan assets used in the cost calculations is equal to fair value. Under the Company’s previous accounting method, a portion of the actuarial gains and losses was deferred in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet and amortized into future periods. In addition, the previous method smoothed the investment gains and losses of the plan assets over a period of five years. While the Company’s historical policy of recognizing pension and other postretirement benefits expense was considered acceptable under accounting priniciples generally accepted in the United States, the Company believes this new policy to be preferable as it eliminates the delay in recognizing actuarial gains and losses within operating results. This change will also improve the transparency within the Company’s operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these actuarial gains and losses are actually incurred. All prior periods presented were retrospectively adjusted to reflect the period-specific effects of applying the new accounting policy.

In connection with this change in accounting policy for pension and other postretirement benefit plans, the Company also elected to change its method of accounting for certain costs included in inventory. The Company elected to exclude the amount of its pension and other postretirement benefit costs applicable to former employees from inventoriable costs. While the Company’s historical policy of including all pension and other postretirement benefits costs, excluding those charged directly to selling, general and administrative (“SG&A”) expenses, as a component of inventoriable costs was acceptable, it believes the new policy is preferable as inventoriable costs will only include costs that are directly attributable to current employees involved in the production of inventory. All prior periods presented were retrospectively adjusted to reflect the period-specific effects of applying the new accounting policy.

The effect of the accounting policy changes on the previously-reported results for the three months ended April 1, 2012 resulted in a $0.2 million larger net loss.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

    In connection with its approval of this supply agreement, the Company’s Board of Directors authorized a plan for the Company to dispose of papermaking assets at its West Carrollton, Ohio facility and move its carbonless coating to the Company’s converting plant in Appleton, Wisconsin. As a result, 314 jobs were eliminated at West Carrollton and 68 jobs added at the Appleton facility. The Company maintains its thermal coating operations at the West Carrollton facility. The Company recorded all associated restructuring expense and other related costs, totaling $106.0 million, during 2012. These include the following for the quarter ended April 1, 2012 (dollars in thousands):

		Location on Statement of Comprehensive Loss

Employee termination benefits	$25,436	Restructuring
Accelerated depreciation	25,380	Cost of sales
Revaluation of inventory	9,961	Cost of sales
Loss on disposal of fixed assets	572	Cost of sales
	$61,349

    Of the costs recorded during first quarter 2012, $33.7 million was allocated to the carbonless papers segment. In addition, $27.6 million was allocated to the thermal papers segment.

    The table below summarizes the components of the restructuring reserve included in the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 29, 2012.

	December 29, 2012 Reserve	2013 Additions to Reserve	2013 Utilization	March 31, 2013 Reserve
Exit costs – equipment decommissioning	$765	$-	$-	$765
Employee termination benefits	18,454	-	(350)	18,104
	$19,219	$-	$(350)	$18,869

    Employee termination benefits include severance as well as related benefits and pension costs. At March 31, 2013, $1.9 million of the total restructuring reserve was included in current liabilities and $17.0 million was included in other long-term liabilities. The Company expects any remaining charges for exit costs to be immaterial. It is estimated that cash of approximately $31 million remains to be paid as a result of ceasing papermaking operations at West Carrollton. Of this amount, it is expected that approximately $1 million will be paid during 2013. In addition, approximately $12 million will be disbursed over the next five years as a result of distributions from the Company’s stock fund to former West Carrollton employees terminated as a result of the restructuring. The remaining $18 million may be paid over the next five to 20 years.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3.       OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (dollars in thousands):

	As of March 31, 2013		As of December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$26,799	$44,665	$26,275
Patents	7,808	7,808	7,808	7,808
Customer relationships	5,365	2,828	5,365	2,781
Subtotal	57,838	$37,435	57,838	$36,864
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$80,703		$80,703

Amortization expense for each of the three-month periods ended March 31, 2013 and April 1, 2012, was $0.6 million.

4.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	March 31, 2013	December 29, 2012
Finished goods	$44,446	$43,243
Raw materials, work in process and supplies	50,416	51,106
	$94,862	$94,349

Stores and spare parts inventory balances of $15.8 million and $15.9 million at March 31, 2013 and December 29, 2012, respectively, are valued at average cost and are included in raw materials, work in process and supplies. All other inventories are valued using the first-in, first-out (“FIFO”) method.

5.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	March 31, 2013	December 29, 2012
Land and improvements	$9,634	$9,634
Buildings and improvements	134,041	134,144
Machinery and equipment	664,758	663,915
Software	33,641	33,643
Capital leases	304	304
Construction in progress	11,771	8,631
	854,149	850,271
Accumulated depreciation	(613,726)	(607,006)
	$240,423	$243,265

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Depreciation expense for the three months ended March 31, 2013 and April 1, 2012 consists of the following (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
Depreciation Expense	March 31, 2013	April 1, 2012
Cost of sales	$6,265	$34,449
Selling, general and administrative expenses	660	692
	$6,925	$35,141

Included in first quarter 2012 depreciation expense above, the Company recorded $25.4 million of accelerated depreciation related to the decommissioning of papermaking assets at the West Carrollton, Ohio facility. This $25.4 million was included in cost of sales on the Company’s Condensed Consolidated Statement of Comprehensive Loss for the three months ended April 1, 2012 and in accumulated depreciation as presented above.

6.       OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):

	March 31, 2013	December 29, 2012
Environmental indemnification receivable	$62,975	$65,000
Other	6,084	5,620
	$69,059	$70,620

The environmental indemnification receivables of $63.0 million and $65.0 million, noted above for the periods ended March 31, 2013 and December 29, 2012, respectively, represent an indemnification receivable from Arjo Wiggins Appleton Ltd, now known as Windward Prospects Ltd (“AWA”), as recorded on the Condensed Consolidated Balance Sheet of Paperweight Development Corp. and Subsidiaries and an indemnification receivable from PDC as recorded on the Condensed Consolidated Balance Sheet of Appleton Papers Inc. and Subsidiaries.

Other noncurrent assets for Paperweight Development Corp. and Subsidiaries consist of the following (dollars in thousands):

	March 31, 2013	December 29, 2012
Deferred debt issuance costs	$7,028	$7,736
Other	7,771	6,750
	$14,799	$14,486

Other noncurrent assets for Appleton Papers Inc. and Subsidiaries consist of the following (dollars in thousands):

	March 31, 2013	December 29, 2012
Deferred debt issuance costs	$7,028	$7,736
Other	7,759	6,738
	$14,787	$14,474

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7.      OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	March 31, 2013	December 29, 2012
Compensation	$6,878	$14,800
Trade discounts	13,818	16,796
Workers’ compensation	5,135	4,875
Accrued insurance	1,696	1,896
Other accrued taxes	1,294	1,494
Postretirement benefits other than pension	3,248	3,248
Fox River Liabilities	62,975	65,000
Restructuring reserve	1,841	1,219
Other	5,446	10,307
	$102,331	$119,635

8.       NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date." This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) Any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation. ASU 2013-04 is effective for the Company's annual and interim periods beginning after December 15, 2013, though early adoption is permitted, and retrospective application is required for all prior periods presented. The Company is currently evaluating the effects, if any, the adoption will have on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This update adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The updated standard is effective prospectively for the Company's annual and interim periods beginning after December 15, 2012. As required, the Company adopted this guidance beginning in the current quarter ended March 31, 2013 and the disclosures have been included in its condensed consolidated financial statements in Note 18, Accumulated Other Comprehensive Income.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” It provides the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not an indefinite-lived intangible asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, though early adoption is permitted. As required, the Company adopted this guidance beginning in the current quarter ended March 31, 2013, and there was no impact to the Company’s condensed consolidated financial statements as a result of adoption.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. It expands required disclosures related to the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. It requires disclosure of net and gross positions in covered financial instruments and derivative instruments which are either (1) offset in accordance with ASC Sections 210-20-45 or 815-10-45, or (2) subject to an enforceable netting or other similar arrangement. To clarify the guidance provided in ASU 2011-11, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" in January 2013. It clarifies the scope of the guidance to include derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The Company will be required to adopt this guidance as of its fiscal year beginning December 29, 2013 and is evaluating the effects, if any, the adoption will have on its consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

9.      EMPLOYEE BENEFITS

The components of net periodic pension cost associated with the defined benefit pension plans include the following (dollars in thousands):

Pension Benefits	For the Three Months Ended March 31, 2013	For the Three Months Ended April 1, 2012
Net periodic benefit cost
Service cost	$1,299	$977
Interest cost	4,618	4,867
Expected return on plan assets	(6,029)	(5,443)
Amortization of prior service cost	122	122
Net periodic benefit cost	$10	$523

The Company expects to contribute $12.5 million to its defined benefit pension plan in 2013. The Company contributed $5.0 million to the plan during the first three months of 2013.

Certain of the Company’s hourly employees participated in a multi-employer defined benefit plan, the Pace Industry Union-Management Pension Plan (EIN #11-6166763). Participants in this plan included the West Carrollton, Ohio represented manufacturing employees, where the collective bargaining agreement expired April 1, 2012, as well as the represented employees at the Kansas City, Kansas distribution center, where the collective bargaining agreement expired December 31, 2011. As a result of labor contracts ratified in June 2012 and September 2012, by the bargaining employees in Kansas City and West Carrollton, respectively, both groups elected to end their participation in this multi-employer plan and instead participate in the defined benefit pension plan sponsored by the Company. This resulted in a full withdrawal from the multi-employer plan, for which, the Company recorded a $7.0 million expense in third quarter 2012 representing its estimated cost to satisfy its complete withdrawal liability under the terms of the plan’s trust agreement. This was in addition to the $18.0 million partial withdrawal liability recorded during first quarter 2012 due to the workforce reduction at the West Carrollton, Ohio plant resulting from the cessation of papermaking activities. The estimated obligation for the complete withdrawal liability was derived from available information, including but not limited to collective bargaining agreements, plan trust agreements, participation agreements, ERISA statutes, regulations and rulings, discussions with the plan trustee and discussions with legal counsel. Based on the analysis of available information, it is reasonably possible that the Company’s costs to satisfy its withdrawal liability, when ultimately settled with the plan, could range from $16 million up to $54 million, with a payment period extending up to 20 years. The likelihood of an outcome in excess of the $25 million accrued amount is significantly less than other possible outcomes within the range primarily due to plan provisions that implement statutory limits on the amount of annual payments and the maximum number of payment periods.

10.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended March 31, 2013	For the Three Months Ended April 1, 2012
Net periodic benefit cost
Service cost	$81	$93
Interest cost	375	470
Amortization of prior service cost	(519)	(650)
Net periodic benefit income	$(63)	$(87)

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

On January 2, 2013, 160,000 RSU units became fully vested and exercisable. In accordance with the plan, payment for these RSUs was made on February 22, 2013. During first quarter 2013, 102,425 additional units were granted under the RSU plan. Due to terminations of employment, 3,500 unvested units were forfeited during the current year quarter. A balance of 207,925 RSU units remains as of March 31, 2013. Approximately $0.3 million and $0.2 million of expense, related to this plan, was recorded during each of the three-month periods ended March 31, 2013 and April 1, 2012, respectively. During the first three months of 2013, 189,100 additional units were granted under the LTIP plan. Approximately $0.2 million and $0.1 million of expense, related to this plan, was recorded during each of the three-month periods ended March 31, 2013 and April 1, 2012, respectively.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Approximately $0.1 million was recorded as plan expense for each of the three-month periods ended March 31, 2013 and April 1, 2012.

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

    The rulings do not affect Appleton’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2005 arbitration determination (“the Arbitration”) arising out of Appleton’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appleton and BAT have joint and several liability under the Arbitration. Appleton has initiated the dispute resolution procedures outlined in the 1998 agreement. Issues in dispute include the scope of Appleton’s liability under the agreement as well as funding requests and supporting documentation from NCR (the “Dispute Resolution”). The current carrying amount of Appleton’s liability under the Arbitration is $63.0 million, which represents Appleton’s best estimate of amounts to be paid for 2012 and 2013. On June 8, 2012, BAT served AWA with a claim filed in a United Kingdom court, seeking a declaration that BAT is indemnified by AWA from and against any losses relating to the Lower Fox River. On June 26, 2012, BAT served Appleton with the same claim, seeking a declaration that BAT is indemnified by Appleton. Appleton intends to vigorously defend against this claim and has filed an application challenging the jurisdiction of the United Kingdom court.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

Prior to the ruling in the above enforcement action, the United States Environmental Protection Agency (“EPA”) and Wisconsin Department of Natural Resources (“DNR”) claimed Appleton was a PRP with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin. Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. During this period, wastewater containing PCBs was discharged into the Lower Fox River from a publicly-owned treatment works, from the Combined Locks, Wisconsin paper mill and from other local industrial facilities. Wastewater from the Appleton plant was processed through the publicly-owned treatment works. Appleton purchased the Appleton plant and the Combined Locks, Wisconsin paper mill from NCR in 1978, long after the use of PCBs in the manufacturing process was discontinued. The EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River pursuant to which certain of the PRPs commenced remediation in 2008. The various PRPs, including NCR, the EPA and the DNR continue to contest the scope, extent and costs of the remediation as well as the appropriate basis for determining the parties’ relative shares of the remediation cost.

The rulings also do not affect either of the two indemnification agreements entered in 2001 wherein AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration), which are defined in the agreements as the Fox River Liabilities. Appleton has recorded a $63.0 million environmental indemnification receivable as of March 31, 2013.

Estimates of Liability. The accrued Arbitration liability is derived from available information, including consideration of uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of natural resource damage (“NRD”) assessments, the evolving nature of remediation and restoration technologies and governmental policies, NCR’s share of liability relative to other PRPs and the extent of BAT’s performance under the Arbitration. Appleton believes NCR has paid more than its estimated share of the liability based on the assumptions below. Based on the analysis of available information, it is reasonably possible that the Company’s costs to satisfy its Arbitration liability, when ultimately settled, could range from $10 million to $310 million, with a payment period extending beyond ten years. The Company has recorded a liability of $63 million at March 31, 2013, which is its best estimate of the probable loss within this range. The Company believes the likelihood of an outcome in the upper end of the range is significantly less than other possible outcomes within the range. Interim legal determinations may periodically obligate NCR (and BAT and Appleton pursuant to the Arbitration) to fund portions of the cleanup costs to extents greater than NCR’s share as finally determined, and in such instances, Appleton may reserve additional amounts (including appropriate reimbursement under its indemnification agreements as discussed below).

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

Appleton believes its recorded liability reflects its best estimate of expected payments during 2013 under the Arbitration Agreement. While it is reasonably possible that Appleton may be responsible beyond 2013 for amounts under the Arbitration, payments beyond 2013 are not deemed probable because ongoing litigation, continuing negotiation, and the Dispute Resolution process could significantly affect Appleton's future obligation under the Arbitration.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

AWA Indemnification. Pursuant to two indemnification agreements entered in 2001, AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims, which are defined in the agreements as the Fox River Liabilities.

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appleton paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA. As of March 31, 2013, AWA has paid $275.5 million in connection with Fox River Liabilities. At March 31, 2013, PDC’s total indemnification receivable from AWA was $63.0 million, all of which is recorded in other current assets. At March 31, 2013, the total Appleton indemnification receivable from PDC was $63.0 million, all of which is recorded in other current assets.

In March 2008, Appleton received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009. The insurers appealed the final judgment. In June 2010, the Wisconsin Court of Appeals upheld the final judgment. Settlements have been negotiated between the insurers and Appleton. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. During 2010, Appleton recorded an $8.9 million receivable, representing settlements to be received in excess of amounts reimbursable to AWA, in the Consolidated Balance Sheet as of January 1, 2011. During 2011, Appleton received $6.2 million of these funds. During third quarter 2012, an additional environmental expense insurance recovery of $2.2 million was recorded as a separate line item within operating income on the Consolidated Statement of Comprehensive Loss and all remaining funds were received by Appleton in 2012.

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

West Carrollton

The West Carrollton, Ohio facility operates pursuant to various state and federal permits for discharges and emissions to air and water. As a result of the de-inking of carbonless paper containing PCBs through the early 1970s, there may have been releases of PCBs and volatile organic compounds into the soil in the area of the wastewater impoundments at the West Carrollton facility and low levels of PCBs have been detected in the groundwater immediately under this area. In addition, PCB contamination is present in sediment in the adjacent Great Miami River, but it is believed that this contamination is from a source other than the West Carrollton facility.

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, the Company believes that it may be necessary to undertake remedial action in the future, although the Company is currently under no obligation to do so. The Company has not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton facility. The cost for remedial action, which could include installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River, was estimated in 2001 to range up to approximately $10.5 million, with approximately $3 million in short-term capital costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton facility property, the Great Miami River remediation and the Company’s share of these remediation costs, if any, and since the Company is currently under no obligation to undertake remedial action in the future, no provision has been recorded in its financial statements for estimated remediation costs. In conjunction with the acquisition of PDC by the ESOP in 2001, and as limited by the terms of the purchase agreement, AWA agreed to indemnify the Company for 50% of all environmental liabilities at West Carrollton up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owners and operators of the West Carrollton facility may be liable for all or part of the cost of remediation of historic PCB contamination.

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

13.      EMPLOYEE STOCK OWNERSHIP PLAN

The Company’s matching contributions charged to expense were $0.8 million and $0.7 million in each of the three-month periods ended March 31, 2013 and April 1, 2012, respectively. As a result of hardship withdrawals, 562 shares of PDC redeemable common stock were repurchased during the first three months of 2013 at an aggregate price of approximately $10,000. During the first three months of 2012, as a result of hardship withdrawals, 332 shares of PDC redeemable common stock were repurchased at an aggregate price of approximately $5,000.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period-end. Redeemable common stock is being accreted to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of March 31, 2013. For several semi-annual periods prior to year-end 2010, stock valuations resulted in decreases to the stock price. The impact of these reductions caused the Company to reduce redeemable common stock accretion by $1.2 million for the three months ended March 31, 2013. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $153 million has been determined. The redeemable common stock recorded book value as of March 31, 2013, was $80 million.

Similarly, redeemable common stock accretion was reduced by $1.2 million for the three months ended April 1, 2012. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $138 million was determined. The redeemable common stock recorded book value as of April 1, 2012, was $96 million.

14.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company selectively uses financial instruments to manage some market risks from changes in foreign currency exchange rates or commodity prices. The fair values of all derivatives are recorded in the Condensed Consolidated Balance Sheets. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transactions will not occur. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $27.9 million as of March 31, 2013. These contracts have settlement dates extending through December 2013.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using collar contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the collar price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At March 31, 2013, the hedged volumes of these contracts totaled 917,112 MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2013.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. During first quarter 2012, there were two pulp swap contracts in place. The first swap had a hedge volume of 2,000 tons of pulp and was settled in February 2012. It was not designated as a hedge, and therefore, gains or losses due to changes in fair value were recorded in current period earnings. The second pulp hedge was designated as a cash flow hedge of forecasted pulp purchases, and therefore, the change in the effective portion of the fair value of the hedge was deferred in accumulated other comprehensive income until the inventory containing the pulp was sold. This pulp hedge was settled as of September 30, 2012. As of March 31, 2013, there were no swap contracts in place.

The following table presents the location and fair values of derivative instruments included in the Company’s Condensed Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	March 31, 2013		December 29, 2012
Foreign currency exchange derivatives	Other current assets	$187		$-
Foreign currency exchange derivatives	Other current liabilities		-	(1,014)

Not Designated as a Hedge
Natural gas collar	Other current assets	121		-
Natural gas collar	Other current liabilities	-		(43)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

The following table presents the location and amount of losses (gains) on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2013 and April 1, 2012 and (gains) losses initially recognized in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets at the period-ends presented (dollars in thousands):

Designated as a Hedge	Statement of Comprehensive Income (Loss) Location	For the Three Months Ended March 31, 2013	For the Three Months Ended April 1, 2012

Foreign currency exchange derivatives	Net sales	$107	$(596)

Gains recognized in accumulated other comprehensive income		(163)	(1,389)

Pulp fixed swap	Cost of sales	197	197

Pulp fixed swap	Other expense	-	112

Losses recognized in accumulated other comprehensive income		-	935

Not Designated as a Hedge
Natural gas collar/fixed swap	Cost of sales	(164)	351
Pulp fixed swap	Cost of sales	-	10

For a discussion of the fair value of financial instruments, see Note 16, Fair Value Measurements.

15.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):

	March 31, 2013	December 29, 2012
Revolving credit facility at approximately 4.25% at March 31, 2013	$6,500	$3,700
Secured variable rate industrial development bonds, 0.3% average interest rate at March 31, 2013, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final payment due May 2017	4,955	5,210
State of Ohio loan at 1% until July 2011, then 3% until May 2019, approximately $30 due monthly and final payment due May 2019	1,930	2,002
Columbia County, Wisconsin municipal debt due December 2019	300	300
Senior subordinated notes payable at 9.75%, due June 2014	32,195	32,195
Senior secured first lien notes payable at 10.5%, due June 2015	305,000	305,000
Unamortized discount on 10.5% senior secured first lien notes payable, due June 2015	(2,935)	(3,224)
Second lien notes payable at 11.25%, due December 2015	161,766	161,766
	518,361	515,599
Less obligations due within one year	(3,975)	(3,975)
	$514,386	$511,624

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

During the first three months of 2013, the Company made mandatory debt repayments of $0.3 million, plus interest, on its State of Ohio loans. Also, during the quarter, the Company borrowed $65.3 million and repaid $62.5 million on its revolving credit facility, as amended, leaving an outstanding balance at quarter-end of $6.5 million. Approximately $15.7 million of the revolving credit facility, as amended, is used to support outstanding letters of credit. As of May 1, 2012, the revolving credit facility was amended to reduce all applicable interest rate spreads by 1.25%. The interest rate assessed on Eurodollar loans is now the Eurodollar rate plus an interest rate spread ranging from 2.0% to 2.5%, depending on defined levels of average excess availability of the credit facility. The interest rate assessed on base rate loans is now the base rate plus an interest rate spread ranging from 1.0% to 1.5%, also depending on defined levels of average excess availability.

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

The Company was in compliance with all debt covenants at March 31, 2013, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

16.      FAIR VALUE MEASUREMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	March 31, 2013		December 29, 2012
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
Senior subordinated notes payable	$32,195	$32,195	$32,195	$32,356
Senior secured first lien notes payable	302,065	319,434	301,776	319,883
Second lien notes payable	161,766	179,965	161,766	175,516
Revolving credit facility	6,500	6,500	3,700	3,700
State of Ohio loans	6,885	7,118	7,212	7,212
Columbia County, Wisconsin municipal debt	300	300	300	300
Industrial development bonds	8,650	8,650	8,650	8,650
	$518,361	$554,162	$515,599	$547,617

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

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of fair value as of March 31, 2013 and December 29, 2012.

17.      SEGMENT INFORMATION

The Company’s reportable segments are as follows: carbonless papers, thermal papers and Encapsys®. Management evaluates the performance of the segments based primarily on operating income (loss). Items excluded from the determination of segment operating income (loss) are unallocated corporate charges, interest income, interest expense, foreign exchange loss (gain) and other expense. The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three Months Ended March 31, 2013	For the Three Months Ended April 1, 2012
Net sales
Carbonless papers	$89,740	$113,547
Thermal papers	112,566	98,833
	202,306	212,380
Encapsys	13,118	13,329
Intersegment (A)	(4,590)	(6,079)
Total	$210,834	$219,630
Operating income (loss)
Carbonless papers	$10,794	$(27,255)
Thermal papers	6,426	(21,782)
	17,220	(49,037)
Encapsys	3,436	2,142
Unallocated corporate charges	(2,064)	(2,145)
Intersegment (A)	(710)	(941)
Total	$17,882	$(49,981)

Depreciation and amortization (B)
Carbonless papers	$3,655	$19,276
Thermal papers	3,355	15,405
	7,010	34,681
Encapsys	467	1,011
Unallocated corporate charges	19	20
Total	$7,496	$35,712

(A)	Intersegment represents the portion of the Encapsys segment financial results relating to microencapsulated products provided internally for the production of carbonless papers.

(B)	Depreciation and amortization are allocated to the reportable segments based on the amount of activity provided by departments to the respective product lines in each reportable segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

During the three months ended April 1, 2012, the Company recorded $61.3 million in restructuring expense and other costs related to the ceasing of papermaking operations at the West Carrollton, Ohio facility (see Note 2, Restructuring and Other Related Costs). The operating loss of the carbonless papers segment includes $33.7 million of restructuring and other related charges and $27.6 million was allocated to the thermal papers segment. Of the $61.3 million of restructuring and other related charges recorded during first quarter 2012, $25.4 million was related to accelerated depreciation of the papermaking assets to be decommissioned. The carbonless papers segment was charged with $14.0 million of this depreciation and $11.4 million was allocated to the thermal papers segment.

18.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income by component for the three months ended March 31, 2013 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, December 29, 2012	$6,453	$(1,131)	$5,322

Other comprehensive income before reclassifications	-	990	990
Amounts reclassified from accumulated other comprehensive income (loss)	(397)	304	(93)
Net other comprehensive (loss) income	(397)	1,294	897
Balance, March 31, 2013	$6,056	$163	$6,219

    The changes in accumulated other comprehensive income by component for the three months ended April 1, 2012 were as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, December 31, 2011	$11,265	$1,759	$13,024

Other comprehensive loss before reclassifications	-	(906)	(906)
Amounts reclassified from accumulated other comprehensive income	(528)	(399)	(927)
Net other comprehensive loss	(528)	(1,305)	(1,833)
Balance, April 1, 2012	$10,737	$454	$11,191

All amounts presented are net of tax.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

Details about these reclassifications are as follows (dollars in thousands):

	Amount Reclassifed from
	Accumulated Other
	Comprehensive Income (Loss)
	For the Three	For the Three		Affected Line Item in
Details about Accumulated Other	Months Ended	Months Ended		Consolidated Statements of
Comprehensive Income Components	March 31, 2013	April 1, 2012		Comprehensive Income (Loss)

Changes in retiree plans
Amortization of prior service credit	$397	$528	(a)

Hedging activities
Foreign exchange contracts	$(107)	$596		Net sales
Commodity contracts	(197)	(197)		Cost of sales
	$(304)	$399

Total reclassifications for the period	$93	$927

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 9, Employee Benefits, and Note 10, Postretirement Benefit Plans other than Pensions.

All amounts presented are net of tax.

19.      GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior subordinated notes, as amended, which are guaranteed by PDC (the “Parent Guarantor”), as well as by Rose Holdings Limited, a 100%-owned subsidiary of Appleton (the “Subsidiary Guarantor”).

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantor and a 100%-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of March 31, 2013 and December 29, 2012, and for the three months ended March 31, 2013 and April 1, 2012. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.

The first lien notes and the second lien notes, as amended, place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2013
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$1,703	$-	$73	$-	$1,776
Accounts receivable, net	-	89,303	-	3,498	-	92,801
Inventories	-	93,815	-	1,047	-	94,862
Due from parent	-	62,975	-	-	(62,975)	-
Other current assets	62,975	5,813	-	271	-	69,059
Total current assets	62,975	253,609	-	4,889	(62,975)	258,498

Property, plant and equipment, net	-	240,412	-	11	-	240,423
Investment in subsidiaries	(349,879)	14,310	-	-	335,569	-
Other assets	12	58,040	-	15	-	58,067
Total assets	$(286,892)	$566,371	$-	$4,915	$272,594	$556,988

LIABILITIES, REDEEMABLE COMMON STOCK, COMMON STOCK, PAID-IN CAPITAL, DUE FROM PARENT, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$-	$3,975	$-	$-	$-	$3,975
Accounts payable	-	66,883	-	38	-	66,921
Due to (from) parent and affiliated companies	62,975	11,165	-	(11,165)	(62,975)	-
Other accrued liabilities	-	117,093	-	1,282	-	118,375
Total current liabilities	62,975	199,116	-	(9,845)	(62,975)	189,271

Long-term debt	-	514,386	-	-	-	514,386
Other long-term liabilities	-	202,748	-	450	-	203,198
Redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive income	(349,867)	(349,879)	-	14,310	335,569	(349,867)

Total liabilities, redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive income	$(286,892)	$566,371	$-	$4,915	$272,594	$556,988

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 29, 2012
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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net sales	$-	$209,524	$-	$11,207	$(9,897)	$210,834
Cost of sales	-	162,458	-	10,237	(10,099)	162,596

Gross profit	-	47,066	-	970	202	48,238
Selling, general and administrative expenses	-	29,818	-	538	-	30,356

Operating income	-	17,248	-	432	202	17,882
Interest expense	-	14,961	-	-	-	14,961
Income in equity investments	(2.143)	(368)	-	-	2,511	-
Other expense	-	486	-	297	(72)	711

Income before income taxes	2,143	2,169	-	135	(2,237)	2,210
Provision for income taxes	-	26	-	41	-	67

Net income	2,143	2,143	-	94	(2,237)	2,143

Other comprehensive income
Changes in retirement plans	(397)	(397)	-	-	397	(397)
Realized and unrealized gains on derivatives	1,294	1,294	-	-	(1,294)	1,294
Total other comprehensive income	897	897	-	-	(897)	897

Comprehensive income	$3,040	$3,040	$-	$94	$(3,134)	$3,040

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED APRIL 1, 2012
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net sales	$-	$220,379	$-	$12,465	$(13,214)	$219,630
Cost of sales	-	210,197	-	13,067	(13,089)	210,175

Gross profit (loss)	-	10,182	-	(602)	(125)	9,455
Selling, general and administrative expenses	-	33,502	-	498	-	34,000
Restructuring	-	25,436	-	-	-	25,436

Operating loss	-	(48,756)	-	(1,100)	(125)	(49,981)
Interest expense	-	15,102	-	-	(95)	15,007
Interest income	-	(12)	-	(95)	95	(12)
Loss in equity investments	64,886	896	-	-	(65,782)	-
Other expense (income)	-	122	-	(309)	32	(155)

Loss before income taxes	(64,886)	(64,864)	-	(696)	65,625	(64,821)
Provision for income taxes	-	22	-	43	-	65

Net loss	(64,886)	(64,886)	-	(739)	65,625	(64,886)

Other comprehensive loss
Changes in retirement plans	(528)	(528)	-	-	528	(528)
Realized and unrealized losses on derivatives	(1,305)	(1,305)	-	-	1,305	(1,305)
Total other comprehensive loss	(1,833)	(1,833)	-	-	1,833	(1,833)

Comprehensive loss	$(66,719)	$(66,719)	$-	$(739)	$67,458	$(66,719)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$2,143	$2,143	$-	$94	$(2,237)	$2,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	-	7,495	-	1	-	7,496
Other	-	2,411	-	297	-	2,708
Change in assets and liabilities, net	(118)	(10,501)	-	(211)	2,237	(8,593)
Net cash provided by operating activities	2,025	1,548	-	181	-	3,754
Cash flows from investing activities:
Additions to property, plant and equipment	-	(3,706)	-	-	-	(3,706)

Net cash used by investing activities	-	(3,706)	-	-	-	(3,706)
Cash flows from financing activities:
Payments relating to capital lease obligations	-	(22)	-	-	-	(22)
Proceeds from revolving line of credit	-	65,250	-	-	-	65,250
Payments of revolving line of credit	-	(62,450)	-	-	-	(62,450)
Payments of State of Ohio loans	-	(327)	-	-	-	(327)
Due (from) to parent and affiliated companies, net	(2,015)	2,381	-	(366)	-	-
Payments to redeem common stock	(10)	-	-	-	-	(10)
Decrease in cash overdraft	-	(2,559)	-	-	-	(2,559)
Net cash (used) provided by financing activities	(2,025)	2,273	-	(366)	-	(118)

Effect of foreign exchange rate changes on cash and cash equivalents	-	(5)	-	-	-	(5)
Change in cash and cash equivalents	-	110	-	(185)	-	(75)
Cash and cash equivalents at beginning of period	-	1,593	-	258	-	1,851
Cash and cash equivalents at end of period	$-	$1,703	$-	$73	$-	$1,776

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES AND APPLETON PAPERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 1, 2012
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(64,886)	$(64,886)	$-	$(739)	$65,625	$(64,886)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	-	35,711	-	1	-	35,712
Other	-	11,550	-	(309)	-	11,241
Change in assets and liabilities, net	70,458	12,759	-	616	(65,625)	18,208
Net cash provided (used) by operating activities	5,572	(4,866)	-	(431)	-	275
Cash flows from investing activities:
Proceeds from sale of equipment	-	1	-	-	-	1
Additions to property, plant and equipment	-	(1,070)	-	-	-	(1,070)

Net cash used by investing activities	-	(1,069)	-	-	-	(1,069)
Cash flows from financing activities:
Payments relating to capital lease obligations	-	(8)	-	-	-	(8)
Proceeds from revolving line of credit	-	45,000	-	-	-	45,000
Payments of revolving line of credit	-	(45,000)	-	-	-	(45,000)
Payments of State of Ohio loans	-	(310)	-	-	-	(310)
Proceeds from municipal debt	-	300	-	-	-	300
Due (from) to parent and affiliated companies, net	(5,567)	5,103	-	464	-	-
Payments to redeem common stock	(5)	-	-	-	-	(5)
Increase in cash overdraft	-	596	-	-	-	596

Net cash (used) provided by financing activities	(5,572)	5,681	-	464	-	573

Effect of foreign exchange rate changes on cash and cash equivalents	-	13	-	-	-	13
Change in cash and cash equivalents	-	(241)	-	33	-	(208)
Cash and cash equivalents at beginning of period	-	6,688	-	553	-	7,241
Cash and cash equivalents at end of period	$-	$6,447	$-	$586	$-	$7,033

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless stated to the contrary or the context requires otherwise, all references in this report to the Company refer to Paperweight Development Corp. (“PDC” or “Paperweight”) and its 100%-owned subsidiaries. It includes Appleton Papers Inc. and its 100%-owned subsidiaries (collectively “Appleton”).

Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of PDC and Appleton for the quarter ended March 31, 2013. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. Reference should also be made to the Annual Report on Form 10-K for the year ended December 29, 2012, the consolidated financial statements and related notes included therein.

During fourth quarter 2012, the Company adopted mark-to-market accounting for its pension and other postretirement benefit plans. Under mark-to-market accounting, all actuarial gains and losses are immediately recognized in net periodic cost annually in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement during a fiscal year and, the market-related value of plan assets used in the cost calculations is equal to fair value. Under the Company’s previous accounting method, a portion of the actuarial gains and losses was deferred in accumulated other comprehensive loss on the Consolidated Balance Sheet and amortized into future periods. In addition, the previous method smoothed the investment gains and losses of the plan assets over a period of five years. While the Company’s historical policy of recognizing pension and other postretirement benefits expense was considered acceptable under accounting principles generally accepted in the United States, the Company believes this new policy to be preferable as it eliminates the delay in recognizing actuarial gains and losses within operating results. This change will also improve the transparency within the Company’s operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these actuarial gains and losses are actually incurred. All prior periods presented were retrospectively adjusted to reflect the period-specific effects of applying the new accounting policy. See Note 1, Basis of Presentation, for further details relating to this accounting policy change.

In connection with this change in accounting policy for pension and other postretirement benefit plans, the Company also elected to change its method of accounting for certain costs included in inventory. The Company elected to exclude the amount of its pension and other postretirement benefit costs applicable to former employees from inventoriable costs. While the Company’s historical policy of including all pension and other postretirement benefits costs, excluding those charged directly to selling, general and administrative ("SG&A") expenses, as a component of inventoriable costs was acceptable, it believes the new policy is preferable as inventoriable costs will only include costs that are directly attributable to current employees involved in the production of inventory. All prior periods presented were retrospectively adjusted to reflect the period-specific effects of applying the new accounting policy. See Note 1, Basis of Presentation, for further details relating to this accounting policy change.

Financial Highlights

First quarter 2013 net sales of $210.8 million were $8.8 million, or 4.0%, lower than first quarter 2012 net sales. Overall, first quarter 2013 shipment volumes were approximately 9% lower than the same period last year. The thermal papers segment experienced its fifth consecutive quarter of sales growth, increasing from fourth quarter 2011 net sales of $92.7 million to current quarter net sales of $112.6 million. First quarter 2013 thermal papers shipment volumes were nearly 15% higher than the prior year period. Current quarter carbonless papers sales of $89.7 million were $23.8 million, or 21.0%, lower than first quarter 2012 net sales on a volume decrease of approximately 28%. Half of this volume decrease was attributable to discontinuing sales into certain non-strategic international markets. First quarter 2013 Encapsys® net sales of $13.1 million were slightly lower than first quarter 2012 net sales of $13.3 million on a volume decrease of approximately 1%. Sales volumes shipped to external markets were up over 18% compared to the prior year quarter while internally, sales volume was down nearly 26% as a result of the decline in carbonless papers sales.

As a result of the cessation of papermaking operations in West Carrollton, Ohio, the Company recorded $61.3 million of restructuring expense and other related costs during first quarter 2012. Of this amount, non-cash charges totaling $35.9 million, for accelerated depreciation, inventory revaluation and loss on disposal of fixed assets, were recorded in cost of sales. This accounted for a majority of the $47.6 million decrease in first quarter 2013 cost of sales as compared to first quarter 2012. The remaining $25.4 million of first quarter 2012 restructuring expense and other related costs was for employee termination costs and was recorded as restructuring within SG&A expenses.

First quarter 2013 SG&A expenses were $3.7 million, or 10.9%, less than the previous year quarter largely due to reductions in distribution costs, compensation and employee benefits expense, bad debts expense and commissions expense. In addition, first quarter 2012 spending included $0.4 million of costs associated with the discontinued business combination transaction.

The Company recorded net income for first quarter 2013 of $2.1 million compared to a net loss of $64.9 million in first quarter 2012. The first quarter 2012 net loss includes the $61.3 million of restructuring expense and other related costs.

Comparison of Unaudited Results of Operations for the Quarters Ended March 31, 2013 and April 1, 2012

Paperweight Development Corp. and Subsidiaries and
  Appleton Papers Inc. and Subsidiaries

	For the Quarter Ended
	March 31,	April 1,	Increase
	2013	2012	(Decrease)
	(dollars in millions)

Net sales	$210.8	$219.6	-4.0%
Cost of sales	162.6	210.2	-22.6%

Gross profit	48.2	9.4	412.8%

Selling, general and administrative expenses	30.3	34.0	-10.9%
Restructuring	-	25.4	-100.0%

Operating income (loss)	17.9	(50.0)	135.8%

Interest expense, net	15.0	15.0	-
Other non-operating expense (income), net	0.7	(0.2)	450.0%

Income (loss) before income taxes	2.2	(64.8)	103.4%
Provision for income taxes	0.1	0.1	-
Net income (loss)	$2.1	$(64.9)	103.2%
Comparison as a percentage of net sales
Cost of sales	77.1%	95.7%	-18.6%
Gross margin	22.9%	4.3%	18.6%
Selling, general and administrative expenses	14.4%	15.5%	-1.1%
Operating margin	8.5%	-22.8%	31.3%
Income (loss) before income taxes	1.0%	-29.5%	30.5%
Net income (loss)	1.0%	-29.6%	30.6%

Net sales for first quarter 2013 were $210.8 million, a decrease of $8.8 million, or 4.0%, compared to the prior year period. Though thermal papers net sales were up 13.9%, carbonless papers net sales were down 21.0% and Encapsys sales were lower by 1.6%. Within the paper business, the impact of overall lower shipment volumes of approximately 10% was partially offset by favorable pricing of $2.1 million.

First quarter 2013 operating income of $17.9 million improved from a first quarter 2012 operating loss of $50.0 million. First quarter 2012 operating results included $61.3 million of restructuring expense and other costs related to ceasing papermaking operations in West Carrollton, Ohio. This $61.3 million charge included restructuring expense of $25.4 million for employee termination costs and a $35.9 million non-cash charge to cost of sales for accelerated depreciation, inventory revaluation to lower of cost or market and loss on disposal of fixed assets. The Company’s financial results for the first three months of 2013 were positively impacted by improved product mix of $4.0 million and favorable raw materials and utilities pricing of $2.3 million. This was partially offset by unfavorable manufacturing operations of $1.9 million and reduced operating income of $1.7 million resulting from lower shipment volumes. First quarter 2013 SG&A expenses were lower than the previous year quarter largely due to reductions in distribution costs, compensation and employee benefits expense, bad debts expense and commissions expense. In addition, first quarter 2012 spending included $0.4 million of costs associated with the discontinued business combination transaction.

For the first three months of 2013, the Company recorded net income of $2.1. This compares to a net loss of $64.9 million in first quarter 2012. In addition to the items noted above, first quarter 2013 non-operating expense was $0.9 million higher than the same quarter last year largely due to foreign exchange loss increasing by $1.0 million.

Business Segment Discussion

First quarter 2013 net sales within the Company’s paper business were $202.3 million or $10.1 million lower than first quarter 2012 net sales. For the first three months of 2013, the paper business reported operating income of $17.2 million compared to a first quarter 2012 operating loss of $49.0 million. The year-on-year operating income variance was the result of the following (dollars in millions):

For the Three Months Ended March 31, 2013 v. the Three Months Ended April 1, 2012
Restructuring and other related costs	$61.3
Favorable price and mix	6.1
Favorable raw materials and utilities pricing	2.5
Selling, general and administrative expenses and other	1.4
Unfavorable manufacturing operations	(2.5)
Lower shipment volumes	(2.6)
$66.2

Carbonless Papers

•
For the first three months of 2013, carbonless papers net sales totaled $89.7 million, a decrease of $23.8 million, or 21.0%, from prior year levels. Shipment volumes during first quarter 2013 were approximately 28% lower than the same period last year. Approximately half of this decline in sales and shipments volume was the result of the Company’s 2012 decision to discontinue selling carbonless papers into certain non-strategic international markets. The negative impact of lower shipment volumes was partially offset by the benefits realized from favorable pricing.

•
First quarter 2013 carbonless papers operating income of $10.8 million compared to a $27.3 million operating loss reported in first quarter 2012. Last year’s quarter included restructuring and other related costs of $33.7 million. In addition, first quarter 2013 operating results were positively impacted by favorable mix, raw materials and utilities pricing, and SG&A spending. Costs associated with current quarter manufacturing operations were higher than in the previous year quarter.

Thermal Papers

•
First quarter 2013 thermal papers net sales totaled $112.6 million, an increase of $13.7 million, or 13.9%, over the same prior year period. The thermal papers segment experienced its fifth consecutive quarter of sales growth, increasing from fourth quarter 2011 net sales of $92.7 million to current quarter net sales of $112.6 million. Shipment volumes were up for the period by nearly 15% when compared to first quarter 2012. Demand for the Company’s receipt paper continues to grow as the last three quarters reported increased shipment volumes over the previous quarter. Moreover, first quarter 2013 receipt paper volume was over 20% higher than first quarter last year. Demand for tag, label and entertainment (“TLE”) products remains solid and accounted for an increase in shipment volumes of nearly 9%.

•
The thermal papers segment recorded operating income of $6.4 million for first quarter 2013. This compared to a first quarter 2012 operating loss of $21.8 million which included $27.6 million of restructuring and other related charges. First quarter 2013 operating results were also positively impacted by favorable raw materials and utilities pricing. Current quarter spending included $1.9 million of transition costs related to the base paper supply agreement as well as $0.4 million of capacity start-up costs. Base paper supply agreement transition costs were $0.5 million in first quarter 2012.

Encapsys

•
Encapsys first quarter 2013 net sales of $13.1 million were slightly lower than first quarter 2012 net sales of $13.3 million. Sales volumes shipped to external markets were up over 18% compared to the prior year quarter while internally, sales volume was down nearly 26% as a result of the decline in carbonless papers sales.

•
Encapsys first quarter 2013 operating income was $3.4 million compared to $2.1 million during the same quarter of 2012. Current quarter operating income was positively impacted by the increase in external shipment volumes as well as favorable manufacturing operations. The 2012 results included $0.3 million in fees to a leading specialty chemicals consulting group to advise on the strategic direction and growth potential of the Encapsys business.

Unallocated Corporate Charges

•
Unallocated corporate charges totaled $2.1 million for both first quarter 2013 and first quarter 2012, though the 2012 results included $0.4 million of costs associated with the discontinued business combination transaction.

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations and available borrowings under its revolving credit facility, as amended. The Company expects that cash on hand, internally generated cash flow and available credit from its revolving credit facility, as amended, will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At March 31, 2013, the Company had $1.8 million of cash and approximately $65.8 million of unused borrowing capacity under its revolving credit facility, as amended. The revolving credit facility, as amended, had an outstanding balance of $6.5 million and net debt (total debt less cash) was $516.6 million.

The Company was in compliance with all debt covenants at March 31, 2013, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

Cash Flows from Operating Activities-Paperweight Development Corp. and Subsidiaries. Net cash provided by operating activities during the first three months of 2013 was $3.7 million compared to $0.3 million of net cash provided during the same three-month period last year. Net income of $2.1 million, adjusted for non-cash charges, provided $12.3 million in operating cash for the period. Non-cash charges included $7.5 million of depreciation and amortization, $0.8 million of non-cash employer matching contributions to the KSOP, $0.7 million of foreign exchange loss and $1.2 million of other non-cash charges. An increase in working capital used $2.4 million of cash during the quarter. A decrease in the pension liability, which included $5.0 million of pension plan contributions, resulted in a $5.2 million net use of cash. Other uses of cash totaled $1.0 million.

The primary component of the change in working capital was a $1.1 million decrease in accounts payable and other accrued liabilities. A $13.6 million increase in accrued interest to be paid during second quarter was offset by a $7.9 million reduction in accrued payroll largely due to the current quarter payment of bonuses earned in 2012, a $3.0 million reduction in accrued customer rebates due to the current quarter payment of rebates earned in 2012, and a $2.9 million payment of vested deferred compensation. Other components of the change in working capital were a $0.7 million increase in accounts receivable, a $0.5 million increase in inventories and a $0.1 million increase in other current assets.

Cash Flows from Operating Activities-Appleton Papers Inc. and Subsidiaries. Net cash provided by operating activities during first quarter 2013 was $5.8 million. Cash provided by operating activities during first quarter 2012 was $0.7 million. As Appleton is the primary operating subsidiary of the Company, a majority of the components of cash flows from operating activities are the same as those discussed above for Paperweight Development Corp. and Subsidiaries. Under an arbitration award with NCR related to remediation of the Lower Fox River, Appleton agreed to share defense and liability costs with NCR and therefore the funding under this agreement is included in operating activities. This is the main driver of the additional changes in cash flows from operating activities.

Cash Flows from Investing Activities-Paperweight Development Corp and Subsidiaries and Appleton Papers Inc. and Subsidiaries. During the first three months of 2013, $3.7 million of cash was used for investing activities, all of which was for the acquisition of property, plant and equipment. This compares to $1.1 million used during first quarter 2012, all of which was used for the acquisition of property, plant and equipment.

Cash Flows from Financing Activities-Paperweight Development Corp. and Subsidiaries. Net cash used by financing activities during first quarter 2013 was $0.1 million compared to $0.6 million of cash provided during the prior year. During the first three months of 2013, the Company made mandatory debt repayments of $0.3 million, plus interest, on its State of Ohio loans. During first quarter 2013, the Company borrowed $65.3 million and repaid $62.5 million on its revolving credit facility, as amended.

Cash overdrafts decreased $2.6 million during the first quarter of 2013. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

Cash Flows from Financing Activities-Appleton Papers Inc. and Subsidiaries. Net cash used by financing activities during first quarter 2013 was $2.2 million compared to cash provided of $0.2 million during the prior year quarter. As Appleton is the primary operating subsidiary of the Company, a majority of the components of cash flows from financing activities are the same as those discussed above for Paperweight Development Corp. and Subsidiaries. As Appleton is indemnified by PDC for payments made under the arbitration award with NCR related to the remediation of the Lower Fox River, funds due from PDC are recorded as a financing activity. The main driver of the additional changes in cash flows from financing activities is due to this change in due from PDC.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date." This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) Any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation. ASU 2013-04 is effective for the Company's annual and interim periods beginning after December 15, 2013, though early adoption is permitted, and retrospective application is required for all prior periods presented. The Company is currently evaluating the effects, if any, the adoption will have on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This update adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The updated standard is effective prospectively for the Company's annual and interim periods beginning after December 15, 2012. As required, the Company adopted this guidance beginning in the current quarter ended March 31, 2013 and the disclosures have been included in its condensed consolidated financial statements in Note 18, Accumulated Other Comprehensive Income.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” It provides the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not an indefinite-lived intangible asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, though early adoption is permitted. As required, the Company adopted this guidance beginning in the current quarter ended March 31, 2013, and there was no impact to the Company’s condensed consolidated financial statements as a result of adoption.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. It expands required disclosures related to the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. It requires disclosure of net and gross positions in covered financial instruments and derivative instruments which are either (1) offset in accordance with ASC Sections 210-20-45 or 815-10-45, or (2) subject to an enforceable netting or other similar arrangement. To clarify the guidance provided in ASU 2011-11, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" in January 2013. It clarifies the scope of the guidance to include derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The Company will be required to adopt this guidance as of its fiscal year beginning December 29, 2013 and is evaluating the effects, if any, the adoption will have on its consolidated financial statements.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

For information regarding quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10-K for the year ended December 29, 2012. There have been no material changes in the quantitative or qualitative exposure to market risk from that described in the Form 10-K.

Item 4—Controls and Procedures

Paperweight Development Corp. and Subsidiaries

Changes in Internal Controls over Financial Reporting

There have been no changes in PDC’s internal control over financial reporting during PDC’s first quarter 2013 that have materially affected, or are reasonably likely to materially affect, PDC’s internal control over financial reporting.

Disclosure Controls and Procedures

    PDC maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely discussion regarding required disclosure. PDC carried out an evaluation, under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness, design and operation of PDC’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO of PDC concluded that its disclosure controls and procedures are effective as of the end of the period covered by this report.

Appleton Papers Inc. and Subsidiaries

Changes in Internal Controls over Financial Reporting

There have been no changes in Appleton’s internal control over financial reporting during Appleton’s first quarter 2013 that have materially affected, or are reasonably likely to materially affect, Appleton’s internal control over financial reporting.

Disclosure Controls and Procedures

Appleton maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the CEO and CFO, as appropriate, to allow timely discussion regarding required disclosure. Appleton carried out an evaluation, under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness, design and operation of Appleton’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO of Appleton concluded that its disclosure controls and procedures are effective as of the end of the period covered by this report.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Information regarding legal proceedings is contained in Note 12 to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

Item 1A.  Risk Factors

Other than with respect to the updated risk factor below, there have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 29, 2012.

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

In addition, for each of the four 12-month periods following implementation of the final duties, the Company and the German manufacturer have filed requests for administrative review with the Department, seeking to modify the amount of the duties based on the market practices during each respective 12-month period. In 2011, the Department issued a final determination in the first 12-month review period, resulting in a dumping margin of 3.77 percent for imports from the German manufacturer for the period from November 2008 to October 2009. In 2012, the Department issued a final determination in the second 12-month review period, resulting in a dumping margin of 4.33% for imports from the German manufacturer for the period from November 2009 to October 2010. In 2013, the Department issued a final determination in the third 12-month review period, resulting in a dumping margin of 75.36% for imports from the German manufacturer for the period from November 2010 to October 2011. The significant increase in the dumping margin was based on the Department’s finding that the German manufacturer knowingly and intentionally submitted fraudulent responses to the Department. Upon final resolution of the appeals and the fourth administrative review, certain of the duties could be reduced, increased or eliminated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seeks” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address the Company’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that it expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended December 29,  2012, as well as in the Quarterly Report on Form 10-Q for the current quarter ended March 31, 2013, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, undue reliance should not be placed on the forward-looking statements. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

APPLETON PAPERS INC. (Registrant)

Date: May 9, 2013	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: May 9, 2013	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)